Form 10-Q
period 2014-12-31
Pacific DataVision, Inc.
filed 2015-02-19
CIK 1304492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-36827

PACIFIC DATAVISION, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0745043
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Garret Mountain Plaza Suite 401 Woodland Park, New Jersey	07424
(Address of principal executive offices)	(Zip Code)

(973) 771-0300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

At February 17, 2015, 12,530,293 shares of the registrant’s common stock were outstanding.

PACIFIC DATAVISION, INC.

FORM 10-Q

For the quarterly period ended December 31, 2014

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes statements of our expectations, intentions, plans, and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. These forward-looking statements are principally, but not solely, contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements include, but are not limited to, statements about our strategies, plans, objectives, expectations, intentions, expenditures and assumptions and other statements contained herein that are not historical facts. Our forward-looking statements are generally, but not always, accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “should,” “will,” “may,” “plan,” “goal,” “can,” “could,” “continuing,” “ongoing,” “intend” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and projections about future events and financial trends. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause our actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. Many of these risks, uncertainties and other factors are beyond our ability to control, influence, or predict. The most significant of these risks, uncertainties and other factors are described in “Item 1A—Risk Factors” of this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission (the “SEC”). These forward-looking statements reflect our views and assumptions only as of the date such forward-looking statements are made. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Pacific DataVision, Inc.

Balance Sheets

	March 31, 2014	December 31, 2014
		(Unaudited)
ASSETS
Current Assets
Cash	$45,679	$122,729,111
Accounts Receivable, net of allowance for doubtful accounts of $12,619 and $37,248	369,408	424,883
Prepaid Expenses	22,046	663,521

Total Current Assets	437,133	123,817,515

Furniture, fixture and equipment, net	99,548	1,723,764

Intangible Assets	—	100,298,444
Capitalized patent costs, net	259,627	236,206
Other assets	6,883	16,583

Total Assets	$803,191	$226,092,512

LIABILITIES AND STOCKHOLDERS EQUITY/(DEFICIENCY)

Current Liabilities
Accounts Payable and accrued expenses	$254,981	$2,660,889
Accounts Payable - officers	117,961	17,506
Deferred Revenue	—	719,986

Total Current Liabilities	372,942	3,398,381

Noncurrent Liabilities
Deferred Revenue	—	6,576,222
Accrued Interest expense - affiliated entities	870,247	—
Deferred Compensation	361,610	—
Notes payable - affiliated entities	3,405,808	—

Total Liabilities	5,010,607	9,974,603

Stockholders’ Equity/(Deficiency)
Preferred Stock, no par value, 8% non-cumulative dividend, 40,000,000 shares authorized, 748,722 shares outstanding at March 31, 2014 and par value, $0.0001 per share, 10,000,000 shares authorized and no shares outstanding at December 31, 2014	20,525,999	—
Common Stock, no par value, 85,000,000 shares authorized, 126,759 shares issued and outstanding at March 31, 2014 and par value, $0.0001 per share, 100,000,000 shares authorized and 12,473,024 shares issued and outstanding at December 31, 2014	12	1,247
Additional Paid-in Capital	2,209,584	252,192,288
Accumulated deficit	(26,943,011)	(36,075,626)

Total Stockholders’ Equity/(Deficiency)	(4,207,416)	216,117,909

Total Liabilities & Stockholders’ Equity/(Deficiency)	$803,191	$226,092,512

See notes to financial statements

Pacific DataVision, Inc.

Statements of Operations

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2013	2014	2013	2014

Operating Revenues
Service Revenue	$929,515	$653,437	$2,631,174	$2,143,707
Spectrum Lease Revenue	—	182,186	—	212,551

Total Operating Revenue	$929,515	$835,623	$2,631,174	$2,356,258

Cost of Revenue
Service	294,942	283,043	823,347	790,687

Gross Profit	634,573	552,580	1,807,827	1,565,571

Operating Expenses
General and administrative	234,312	3,336,996	671,176	8,230,664
Sales and Support	346,560	478,246	1,063,546	1,167,609
Product development	223,230	242,823	697,458	679,577
Depreciation and amortization	15,118	25,306	45,352	54,526

Total Operating Expenses	819,220	4,083,371	2,477,532	10,132,376

Loss from Operations	(184,647)	(3,530,791)	(669,705)	(8,566,805)
Interest expense - affiliated entities	(86,103)	—	(236,831)	(570,737)
Interest income	—	4,927	—	4,927

Net Loss	$(270,750)	$(3,525,864)	$(906,536)	$(9,132,615)

Net loss per common share basic and diluted	$(0.30)	$(0.28)	$(1.00)	$(0.98)

Weighted-average common shares used to compute basic and diluted net loss per share	904,611	12,473,024	904,611	9,301,800

See notes to financial statements

Pacific DataVision, Inc.

Statement of Stockholders’ Equity/ (Deficiency)

(Unaudited)

	Number of Shares
	Common Stock	Preferred Stock Series AA	Common Stock	Preferred Stock Series AA	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at March 31, 2014	4,199,094	24,794,963	$1,182,962	$20,525,999	$1,026,634	$(26,943,011)	$(4,207,416)
Effects of reverse stock split	(4,072,335)	(24,046,241)	(1,182,950)	—	1,182,950	—	—

Sub Total	126,759	748,722	12	20,525,999	2,209,584	(26,943,011)	(4,207,416)

Conversion of Preferred Stock Series AA to Common Shares	748,722	(748,722)	75	(20,525,999)	20,525,924	—	—
Effects of exchange of 661,581 warrants to common shares	29,809	—	3	—	(3)	—	—
Effects of exchange of Convertible notes to common shares	77,734	—	8	—	1,554,672	—	1,554,680
Effects of exchange of Notes Payable to common shares	65,000	—	6	—	1,299,994	—	1,300,000
Common shares issued for Intangible asset	500,000	—	50	—	9,999,950	—	10,000,000
Motorola Investment	—	—	—	—	10,000,000	—	10,000,000
Issuance of stock, net of closing costs	10,925,000	—	1,093	—	201,921,365	—	201,922,458

Share-based compensation expense	—	—	—	—	4,680,802	—	4,680,802

Net loss	—	—	—	—	—	(9,132,615)	(9,132,615)

Balance at December 31, 2014	12,473,024	—	$1,247	$—	$252,192,288	$(36,075,626)	$216,117,909

See notes to financial statements

Pacific DataVision, Inc.

Statements of Cash Flows

(Unaudited)

	Nine months ended December 31,
	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(906,536)	$(9,132,615)
Adjustments to reconcile net loss to net cash provided (used) by operating activities
Depreciation and amortization	45,352	54,526
Non-cash compensation expense attributable to stock awards	59,292	4,680,802
Changes in Operating Assets and Liabilities
Accounts receivable	(170,235)	(55,475)
Prepaid expenses and other assets	(12,192)	(651,176)
Accounts payable and accrued expenses	14,299	2,405,908
Accounts payable - officers	15,620	(100,455)
Accrued interest expense	236,922	(332,524)
Deferred compensation	18,255	(361,610)
Deferred revenue	—	7,296,208

Net Cash flows provided (used) by Operating Activities	(699,223)	3,803,589

CASH FLOWS FROM INVESTING ACTIVITIES
Payment of deposit	—	(13,500,000)
Purchases of intangible assets	—	(76,798,444)
Purchases of equipment	(31,403)	(1,646,611)
Payments for patent costs	(28,905)	(8,709)

Net Cash used by Investing Activities	(60,308)	(91,953,764)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	593,401	45,000
Net proceeds from Section 144A Offering	—	201,922,458
Payment of Notes Payable	—	(1,133,851)
Proceeds from Motorola Investment	—	10,000,000

Net Cash provided from Financing Activities	593,401	210,833,607

Net Change in Cash	(166,130)	122,683,432
CASH
Beginning of the period	194,938	45,679

End of the period	$28,808	$122,729,111

See notes to financial statements

Pacific DataVision, Inc.

Notes to Financial Statements

December 31, 2014

(Unaudited)

1.	Nature of Operations

The company was originally incorporated in California in 1997, and reincorporated in Delaware in 2014. The company is engaged in the development and sale of wireless communications applications, including at times the sale and installation of equipment used to run these applications. The company’s applications are primarily marketed to the end users of the wireless communications carriers under licensing agreements with the company. The company also sells certain applications directly to end users. The company maintains offices in Woodland Park, New Jersey, Reston, Virginia and San Diego, California.

The company has acquired nationwide licenses to spectrum in the 900MHz band and operating equipment from Sprint Corporation pursuant to the Sprint APA (as defined below) (the “Spectrum Assets”) and is developing a dedicated dispatch network to offer push to talk (“PTT”) service in major markets throughout the United States.

On September 15, 2014, the company completed an acquisition from Sprint Corporation of (i) FCC licenses sufficient to operate a nationwide dispatch network in the 900 MHz band and (ii) certain 900 MHz equipment. The company is now focused on deploying a dedicated, wide-area, two-way radio network. Over time, the company intends to deploy the network in 20 major metropolitan areas throughout the United States, with the first markets to be located in the South and Northeast regions, with additional markets to be located in the Midwest, Southwest and West Coast regions, and to focus on serving dispatch-centric, small and medium-sized businesses. For this targeted set of customers, the company intends to offer its Dispatch Plus communication solution. Dispatch Plus will combine Motorola Solutions Inc.’s and its subsidiaries’ (collectively, “Motorola”) state-of-the-art digital radio technology with pdvConnect. Built with the commercial dispatch user in mind, the Motorola Digital Technology architecture will allow the company to provide a highly reliable, instant and wide-area PTT communication solution. Also developed for dispatch-centric businesses, pdvConnect is an easy to use and efficient workforce management solution that enables businesses to locate and communicate with field workers and improve documentation of work events and job status.

The company has historically funded operations through the issuance of debt and equity instruments. The company had access to a line of credit of up to $3.0 million with a related party (see Note 6) which it subsequently repaid and terminated in September 2014.

During the nine months ended December 31, 2014, the Company:

Entered into an Asset Purchase Agreement with certain wholly-owned subsidiaries of Sprint Corporation (the “Sprint APA”) to purchase the nationwide Spectrum Assets for a total of $100.0 million, with $90.0 million paid in cash from the proceeds of the private placement the company completed in June 2014 (the “June 2014 Private Placement”) (see below) and $10.0 million paid in 500,000 shares of common stock (at a price equal to $20.00 per share).

Completed the June 2014 Private Placement, on June 10, 2014, in which the company sold 10,925,000 shares of common stock at a purchase price of $20.00 per share. The net proceeds from the June 2014 Private Placement after deducting expenses including professional fees and the payment of initial placement fees, were approximately $202 million. Approximately 96% of the net proceeds, or approximately $196 million (net of any initial purchaser’s /placement agent’s discount and placement fees), were held in trust until the closing of the Sprint APA. In September 2014, a portion of the proceeds from the sale of common stock was used to:

•	Pay the outstanding working capital line for $1,470,000 and $351,073 in accrued interest with 65,000 shares of common stock and $521,073 in cash;

•	Pay the promissory note of $540,000 and $272,842 in accrued interest in cash;

•	Pay the outstanding Series AA convertible promissory notes owed to certain employees for $423,852 and $283,856 in accrued interest in cash;

•	Pay $367,695 owed to certain employees for deferred compensation in cash; and

•	Convert the Redeemable Notes (as defined in Note 6 below) of $1,016,956 into 77,734 shares of common stock based on 140% of the outstanding principal and accrued interest.

Closed agreements with Motorola on September 15, 2014, under which Motorola invested $10.0 million to purchase 500,000 Class B Units of the company’s subsidiary, PDV Spectrum Holding Company, LLC (at a price equal to $20.00 per unit) and leased some of the Spectrum Assets for a prepaid price of $7.5 million.

Issued 1,146,457 stock options to purchase the company’s common stock and 83,804 restricted units of the company’s common stock.

In connection with the June 2014 Private Placement, the company completed a number of actions, including:

•	The reincorporation of the company from California to Delaware;

•	The conversion of all outstanding shares of the company’s Series AA Preferred Stock into 748,722 shares of the company’s common stock, the exchange of 661,581 outstanding warrants to purchase shares of Series AA Preferred Stock into 29,809 shares of common stock, and the conversion of the remaining options and warrants to purchase shares of the company’s Series AA Preferred Stock into options or warrants to purchase shares of common stock and the conversion of restricted stock units for shares of its Series AA Preferred Stock into restricted stock units for shares of common stock;

•	The amendment of outstanding Redeemable Notes, in the aggregate principal of $1,016,956, to provide that the Redeemable Notes would automatically be converted at the closing of the Sprint APA into that number of shares of common stock equal to the sum of 140% of the principal plus the outstanding interest on such Redeemable Notes through the conversion divided by $20.00 per share;

•	A 33.11451201-for-1 reverse stock split of all outstanding common stock, which was effected immediately prior to the completion of the June 2014 Private Placement. All share and per share data reported and disclosed in the accompanying financial statements have been retroactively adjusted to give effect to the reverse stock split.

•	Entered into an agreement with Motorola on May 12, 2014, under which Motorola agreed to provide the company with their digital radio technology and handsets that it intends to deploy as part of the nationwide network.

•	An increase in the authorized shares of common stock to 100,000,000 shares and preferred stock to 10,000,000 shares, and a change in the par value of the company’s common stock from no par value to $0.0001 per share. The preferred stock has first priority on liquidation preference over the common stock.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly actual results could differ from those estimates.

The accompanying financial statements as of December 31, 2014 and for the three and nine month periods ended December 31, 2014 and 2013 are unaudited. These unaudited financial statements have been prepared in accordance with US GAAP for interim financial information and are presented in accordance with the requirements of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015. The unaudited financial statements should be read in conjunction with the audited financial statements as of and for the year ended March 31, 2014 and footnotes thereto included in the company’s final prospectus dated and filed with the SEC on January 26, 2015, as supplemented by the prospectus supplement filed February 2, 2015 with the SEC.

The balance sheet as of March 31, 2014 contained herein has been derived from the audited financial statements as of March 31, 2014 and the stockholders’ (deficiency) equity section has been retroactively restated for the stock split discussed in Note 1.

Furniture, Fixture and Equipment

Furniture, fixture and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

The carrying amount at the balance sheet date of long-lived assets under construction include construction costs to date on capital projects that have not been completed and assets being constructed that are not ready to be placed into service. These costs will be transferred to furniture, fixture and equipment when substantially all of the activities necessary to prepare the assets for their intended use are completed. Depreciation commences upon capitalization.

Intangible Assets

Intangible assets are wireless licenses that will be used to provide the exclusive right to utilize designated radio frequency spectrum to provide wireless communication services. While licenses are issued for only a fixed time, generally ten years, such licenses are subject to renewal by the Federal Communications Commission (FCC). License renewals have occurred routinely and at nominal cost. There are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of the company’s wireless licenses. As a result, the wireless licenses are treated as an indefinite-lived intangible asset and the company will evaluate the useful life determination for wireless licenses each year to determine whether events and circumstances continue to support an indefinite useful life.

Patent Costs

Costs to acquire a patent on certain aspects of the company’s technology have been capitalized. These amounts are amortized, subject to periodic evaluation for impairment, over statutory lives following award of the patent. Accumulated amortization amounted to $335,435 at December 31, 2014 and $303,305 at March 31, 2014, respectively. Amortization expense was $10,710 and $11,250 for the three months ended December 31, 2014 and 2013, respectively. For the nine months ended December 31, 2014 and 2013, amortization expense was $32,130 and $33,750, respectively. The amortization expense is estimated to aggregate $40,000 per year over the next five year period.

Allowance for Uncollectible Receivables

An allowance for uncollectible receivables is estimated based on a combination of write-off history, aging analysis and any specific known troubled accounts. At December 31, 2014 and March 31, 2014, management provided an allowance of $37,248 and $12,619, respectively, for certain slow paying accounts.

Revenue Recognition

The company recognizes revenue in the period in which the services are provided and when collectability of the revenue is reasonably assured. In accordance with the guidance provided in Accounting Standards Codification (“ASC”) Topic 605-45-45, Revenue Recognition – Principal Agent Considerations, the company has determined that it is the primary obligor with respect to the service revenue derived from sales of the company’s software applications through its domestic carrier partners. As a result, revenue is recorded at the gross amount billed to end-user customers for sales to the domestic carrier partners. The company recognizes revenue for its international carrier on the net amount billed since it has determined that it is not the primary obligor. The company also sells certain applications directly to end-users through its direct sales force, which are billed and collected directly by the company.

In September 2014, Motorola made an upfront, fully-paid leasing fee of $7.5 million in order to lease a portion of the FCC licenses. The payment of the fee was accounted for as Deferred Revenue as of September 30, 2014. The company recognizes leasing revenue in accordance with ASC Topic 840, Leases. The fee is amortized using the straight-line method over the lease term of approximately ten years which represents the time frame in which the benefits of the leased property are expected to be depleted.

Cost of Revenue

The company’s cost of revenue includes the portion of service revenue retained by its domestic carrier partners pursuant to its agreements with these parties, which may include network services, connectivity, SMS service and special equipment expenses, sales, marketing, billing and other ancillary services. The company also includes the costs associated with the operation of its cloud-based solutions and dispatch network.

Product Development Costs

The company charges all product and development costs to expense as incurred. Types of expense incurred in product and development include employee compensation, consulting, travel, facility costs and equipment and technology costs.

Stock Compensation

The company accounts for stock options in accordance with US GAAP, which requires the measurement and recognition of compensation expense, based on the estimated fair value of awards granted to employees and directors. The company estimates the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the company’s statements of operations over the requisite service periods.

To calculate option-based compensation, the company uses the Black-Scholes option-pricing model. The company’s determination of fair value of option-based awards on the date of grant using Black-Scholes model is affected by assumptions regarding a number of subjective variables.

No tax benefits were attributed to the share-based compensation expense because a full valuation allowance was maintained for all net deferred tax assets.

Income Taxes

The company follows the liability method of accounting for income taxes. Under this method, taxes consist of taxes currently payable plus those deferred due to temporary differences between the financial statement carrying amounts and the tax bases of certain assets and liabilities using tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is provided when it is more likely than not that some portion or the entire deferred tax asset will not be realized.

Accounting for Uncertainty in Income Taxes

The company recognizes the effect of tax positions only when they are more likely than not to be sustained. Management has determined that the company had no uncertain tax positions that would require financial statement recognition or disclosure. The company is no longer subject to U.S. federal, state or local income tax examinations for periods prior to 2012.

Long-Lived Asset Impairment

The company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Asset groups are determined at the lowest level for which identifiable cash flows are largely independent of cash flows of other groups of assets and liabilities. When the carrying amount of a long-lived asset group is not recoverable and exceeds its fair value, an impairment loss is recognized equal to the excess of the asset group’s carrying value over the estimated fair value.

Fair Value of Financial Instruments

Financial instruments, including cash, accounts receivable, accounts payable, accrued expenses and notes payable – affiliated entities are carried at cost, which management believes approximates fair value because of the short term maturity of these instruments.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for interim and annual periods beginning on or after December 15, 2016. The company is currently evaluating the impact of the adoption of this accounting standard update on its financial statements.

Net Loss Per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. For purposes of the diluted net loss per share calculation, preferred stock, convertible notes payable-affiliated entities, stock options and warrants are considered to be potentially dilutive securities. Because the company has reported a net loss for the three and nine months ended December 31, 2014 and 2013, diluted net loss per common share is the same as basic net loss per common share for those periods.

Common stock equivalents resulting from potentially dilutive securities approximated 1,800,000 and 210,000 at December 31, 2014 and 2013, respectively, and have not been included in the dilutive weighted average shares outstanding, as their effects are anti-dilutive.

Subsequent Events Evaluation by Management

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were issued.

3.	Furniture, Fixture and Equipment

Furniture, fixture and equipment consist of the following at December 31, 2014 and March 31, 2014:

	Estimated useful life	December 31, 2014	March 31, 2014
Computer equipment	5-7 years	$784,998	$725,984
Furniture and fixture	5 years	188,146	183,725

		973,144	909,709
Less accumulated depreciation		813,911	810,161

		159,233	99,548
Construction in process		1,564,531	—

Furniture, fixture and equipment, net		$1,723,764	$99,548

Construction in process are the expenditures related to the costs to establish the company’s dedicated network in certain metropolitan areas. These costs are estimated to range from $30 and $50 million over the next 24 months.

4.	Accounts Payable

Accounts payable-officers represents unreimbursed expenses including travel and entertainment expense incurred by the company’s officers. At December 31, 2014 and March 31, 2014, the accounts payable to officers amounted to $17,506 and $117,961, respectively.

5.	Deferred Compensation Plan

The company had a non-qualified deferred compensation plan created by the management to defer part of their compensation. In September 2014, the company paid the balance of $367,695 and the plan was discontinued.

6.	Notes Payable – Affiliated Entities

The company had a $3,000,000 working capital line of credit with a related party which earned interest at 10% per annum. In September 2014, the company repaid the outstanding note balance of $1,470,000.

The company had a promissory note to a related party in the amount of $540,000 that earned interest at 10% per annum. In September 2014, the company repaid $540,000 which was the outstanding amount of the note.

The company had outstanding Series AA convertible promissory notes issued to certain employees. The notes earned interest of 10% per annum. In September 2014, the company repaid $423,852 representing the outstanding amount of these notes together with $283,856 in accrued interest.

The company issued redeemable convertible promissory notes (the “Redeemable Notes”) with contingently issuable detachable warrants in the amount of $475,491 and $541,465 during the fiscal years ended March 31, 2014 and 2013, respectively. The notes earned interest at 10% per annum. In connection with the June 2014 Private Placement (see Note 1), the Redeemable Notes were amended to provide that the Redeemable Notes would automatically be converted into that number of shares of common stock equal to the sum of 140% of the outstanding principal on the Redeemable Notes plus outstanding interest divided by $20.00 per share upon the closing of the Sprint APA. The company accreted approximately $400,000 representing the 40% premium to the principal balance from the amendment date through the closing of the Sprint APA.

In September 2014, the company converted the $1,016,956 outstanding principal and $238,856 interest on the Redeemable Notes into 77,734 shares of common stock.

For the nine months ended December 31, 2014 and 2013, total interest expense on all notes payable was $570,737 and $236,831, respectively, of which $472,613 and $212,039 were derived from related parties. All previously accrued interest expense was paid in September 2014.

7.	Income Taxes

The company had federal and state net operating loss carryforwards of approximately $23 million at March 31, 2014 expiring in varying amounts from 2021 and through 2034.

The company has deferred tax assets of approximately $8.5 million relating to these net operating loss carryforwards and deferred compensation plans at March 31, 2014 and 2013. Federal net operating loss carryforwards are subject to limitations as a result of the change in ownership (see Note 1). State net operating loss carryforwards are subject to limitations which differ from federal law in that they may not allow the carryback of net operating losses, and have shorter carryforward periods. Due to the uncertainty with respect to the realization of these deferred tax assets the company recorded a valuation allowance for the entire amount. The difference between the tax benefit at the statutory rate and the effective tax rate is attributable to a full valuation allowance placed upon the deferred tax asset.

8.	Stock Purchases Rights, Stock Options and Warrants

The company established the Pacific DataVision 2014 Stock Plan (the “2014 Stock Plan”) to attract, retain and reward individuals who contribute to the growth and profitability of the company. This Stock Plan superseded previous stock plans although under such previous plans, 74,134 stock options were vested and outstanding as of December 31, 2014.

The company’s Board of Directors authorized and reserved 1,200,000 shares of common stock for issuance under its 2014 Stock Plan. The number of shares reserved for issuance under the 2014 Stock Plan automatically increased on January 1, 2015 and will continue to automatically increase each subsequent anniversary through January 1, 2024 by an amount equal to the smaller of 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or a lesser amount determined by the Board of Directors. On January 1, 2015, 623,651 shares of common stock were added to the 2014 Stock Plan and are available for future issuance.

From May 14, 2014 through December 31, 2014, the company awarded certain employees and contractors of the company 1,146,457 options to purchase shares of common stock with an exercise price of $20.00 per share. The shares have a ten year contractual life and 25% will vest on the first anniversary of grant, and the remainder will vest in three equal annual installments. Shares granted to employees are subject to vesting, future settlement conditions and other such terms as determined by the Board of Directors.

In connection with the June 2014 Private Placement, the company converted all outstanding shares of the company’s Series AA Preferred Stock into 748,722 shares of its common stock, exchanged 661,581 outstanding warrants to purchase shares of Series AA Preferred Stock into 29,809 shares of common stock, and converted the remaining options and warrants to purchase shares of the Series AA Preferred Stock into options or warrants to purchase shares of the common stock, and converted restricted stock units for shares of the company’s Series AA Preferred Stock into restricted stock units for shares of common stock.

Restricted Stock Units

Under the 2010 Stock Plan, the company issued 82,054 restricted stock units and under the 2014 Stock Plan, the company issued 1,750 restricted stock units, for shares of the company’s common stock, during the nine months ended December 31, 2014, to certain employees and contractors of the company. The company recognizes compensation expense for restricted stock units over the explicit vesting period. Vested restricted stock units are settled and issuable upon the earlier of the date the employee ceases to be an employee of the company or a date certain in the future. Stock compensation expense related to the 83,804 shares issued in the nine months ended December 31, 2014 was $1,676,080. At December 31, 2014, 128,001 restricted stock units were vested.

Stock Options

A summary of Stock Option activity for the nine months ended December 31, 2014 is as follows:

	Options	Weighted Average Exercise Price
Options outstanding at March 31, 2014	56,634	$19.38
Granted	1,146,457	20.00

Options outstanding at December 31, 2014	1,203,091	$19.96

Additional information regarding stock Options outstanding at December 31, 2014 is as follows:

Exercise Prices	Number Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Shares Exercisable
$13.25	49,505	5.96	$13.25	48,781	$13.25
20.00	1,145,250	9.57	20.00	17,500	20.00
49.67	6,467	1.76	49.67	6,467	49.67
72.85	1,869	0.61	72.85	1,869	72.85

	1,203,091	9.33	$19.96	74,617	$19.48

The Black-Scholes option model requires weighted average assumptions to be used for calculation of the company’s stock compensation expense. The assumptions used during the three and nine months ended December 31, 2014 were: the expected life of the awards was 5 years, the risk-free interest rate was 1.66%, the expected volatility was 47.0%, and the expected dividend yield was 0.0%. There was no forfeiture rate used for the calculation.

Stock compensation expense of $1,404,202 and $4,680,802 for the three and nine months ended December 31, 2014, respectively ($19,764 and $59,292 for the three and nine months ended December 31, 2013, respectively) represents $1,676,080 in expense related to the restricted stock units issued in the nine months ended December 31, 2014 and, the amortization of the fair value of options issued since fiscal year 2009. Stock compensation expense is included as part of general and administrative expense in the accompanying statement of operations. As of December 31, 2014, there was approximately $6.8 million of unrecognized compensation cost related to non-vested share options granted under the company’s stock option plans. The cost is expected to be recognized over a weighted-average period of 3.4 years. The intrinsic value of the options outstanding and exercisable at December 31, 2014 was approximately $330,000 and $305,000, respectively.

Warrants

A summary of Warrant activity is as follows:

	Warrants	Weighted Average Exercise Price

Warrants outstanding at March 31, 2014	686,417	$30.80
Warrants converted into 29,809 shares of common stock	(661,581)
Expired	(18,797)	165.57

Warrants outstanding at December 31, 2014	6,039	$82.79

Additional information regarding Warrants outstanding at December 31, 2014 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$82.79	6,039	1.42	$82.79

The outstanding warrants are immediately exercisable into 6,039 shares of common stock at December 31, 2014 and expire in June 2016.

Motorola Investment

On September 15, 2014, Motorola invested $10.0 million to purchase 500,000 Class B Units of the company’s subsidiary, PDV Spectrum Holding Company, LLC (at a price equal to $20.00 per unit). The company owns 100% of the Class A Units in this subsidiary. Motorola has the right at any time to convert its 500,000 Class B Units into 500,000 shares of the company’s common stock. The company also has the right to force Motorola’s conversion into shares of its common stock on the occurrence of certain corporate events or at its election after September 15, 2016. Motorola is not entitled to any assets, profits or distributions from the operations of the subsidiary. In addition, Motorola’s conversion ratio from Class B Units to shares of the Company’s common stock is fixed on a one-for-one basis, and is not dependent on the performance or valuation of either the company or the subsidiary. The Class B Units have no redemption or call provisions and can only be converted into shares of the company’s common stock. Management has determined that this investment does not meet the criteria for temporary equity or non-controlling interest due to the limited rights that Motorola has as a holder of Class B Units, and accordingly has presented this investment as part of its permanent equity within Additional Paid-in Capital in the accompanying financial statements.

9.	Supplemental Disclosure of Cash Flow Information

The company paid in cash $907,771 in interest and $0 in taxes during the nine months ended December 31, 2014. The company did not make any payments for interest nor taxes in the nine months ended December 31, 2013.

During the nine months ended December 31, 2014, the company entered into the following non-cash investing and financing activities:

•	In connection with the Sprint APA, 500,000 shares of common stock valued at $10.0 million was issued as part of the Spectrum Asset purchase.

•	Repaid the working capital line of $1,300,000 in exchange for 65,000 shares of common stock.

•	Converted $1,016,956 in principal and $537,924 of accrued interest for the outstanding Redeemable Notes into 77,734 shares of common stock.

During the nine months ended December 31, 2013, the company satisfied an accounts payable liability with $9,000 in preferred stock.

10.	Commitments

Leasing Obligations

The company is obligated under certain lease agreements for office space. These leases expire on October 31, 2015, June 30, 2019, and May 31, 2020. Rent expense amounted to $21,790 and $28,962 for the three months ended December 31, 2014 and 2013, respectively. The rent expense for the nine months ended December 31, 2014 and 2013 was $83,087 and $85,601, respectively.

In November 2014, the company entered into an agreement for new office space for the corporate headquarters. The lease is effective December 1, 2014 and expires May 31, 2020. In December 2014, the company extended the lease for its California office to June 30, 2019.

In February 2015, the company entered into two leases for tower space for the new Dispatch Plus business. These leases expire on February 28, 2020.

The straight-line method is used to recognize minimum rent expense under leases which provide for varying rents over their term. The effect of applying the straight-line basis resulted in a decrease in rental expense of $9,644 and $3,628 for the three months ended December 31, 2014 and 2013, respectively. For the nine months ended December 31, 2014 and 2013, the decrease in rental expense was $18,188 and $24,987, respectively. At December 31, 2014, accumulated deferred rent payable amounted to $18,023 and is included as part of accounts payable and accrued expenses in the accompanying December 31, 2014 balance sheet.

Aggregate rentals, under non-cancelable leases for office and tower space (exclusive of real estate taxes, utilities, maintenance and other costs borne by the company) for the remaining terms of the leases are as follows:

Period Ending March 31,
2015 (3 months)	$65,398
2016	322,261
2017	352,868
2018	368,294
2019	391,449
After 2019	315,709

Total	$1,815,979

11.	Concentrations of Credit Risk

Financial instruments which potentially expose the company to concentrations of credit risk, consist primarily of cash and trade accounts receivable.

The company places its cash and temporary cash investments with financial institutions for which credit loss is not anticipated.

The company sells its product and extends credit predominately to two third-party carriers. The company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk, historical trends, and other information.

12.	Business Concentrations

For each of the three and nine months ended December 31, 2014, the company had three carriers that accounted for approximately 53%, 28%, and 3% of revenue, respectively. For the three months ended December 31, 2013, the three carriers accounted for approximately 39%, 38% and 5% and for the nine months ended December 31, 2013, the three carriers accounted for approximately 50%, 26% and 6% of revenue. Revenues from domestic and international sales for each of the three and nine months ended December 31, 2014 were 97% and 3%, respectively, and for the three months and nine months ended December 31, 2013, such revenues were 95% and 5% and 94% and 6%, respectively.

As of December 31, 2014 and March 31, 2014, the company had three carriers that accounted for 61%, 22% and 2% and 43%, 33% and 6% of accounts receivable, respectively.

13.	Subsequent Event

Effectiveness of Registration Statement and Listing on The Nasdaq Capital Market

On January 26, 2015, the SEC declared effective the company’s registration statement on Form S-1 relating to the resale of 11,925,000 shares of common stock held by the selling stockholders (including 500,000 shares of common stock issuable upon the conversion of the Class B Units of the company’s subsidiary, PDV Spectrum Holding Company, LLC issued to Motorola). The company will receive no proceeds from any sales by the selling stockholders. On February 3, 2015, shares of the company’s common stock were listed for trading on The Nasdaq Capital Market under the symbol “PDVW”.

January 2015 Private Placement

On January 26, 2015, the company completed a private placement with a secondary closing on January 30, 2015. The company sold 57,270 shares of common stock at a purchase price of $25.00 per share to certain accredited investors in reliance on exemptions from registration under the Securities Act. The net proceeds from the January 2015 Private Placement were approximately $1,380,000. The purpose of this private placement was to secure additional round lot stockholders to enable the company to satisfy the initial listing standards of The Nasdaq Capital Market. The company intends to use the net proceeds for general corporate purposes, including working capital.

Stock Options Granted in January 2015 and February 2015

On January 29, 2015, under the 2014 Stock Plan, the company awarded certain employees and contractors of the company 240,000 options to purchase shares of common stock with an exercise price of $25.00 per share. The shares have a ten year contractual life. 100,000 of the options vested immediately and, of the remaining 140,000 options, 25% will vest on the first anniversary of grant, and the remainder will vest in three equal annual installments. Shares granted to individuals are subject to vesting, future settlement conditions and other such terms as determined by the Board of Directors.

On February 11, 2015, under the 2014 Stock Plan, the company awarded certain employees of the company 4,000 options to purchase shares of common stock with an exercise price of $46.23 per share. The shares have a ten year contractual life, 25% will vest on the first anniversary of the grant, and the remainder will vest in three equal annual installments. Shares granted to individuals are subject to vesting, future settlement conditions and other such terms as determined by the Board of Directors.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of the financial condition and results of operations of Pacific DataVision, Inc. (“Pacific DataVision,” the “company”, “we”, “us”, or “our”) should be read in conjunction with our financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto included in our final prospectus dated and filed with the SEC on January 26, 2015 pursuant to Rule 424(b) of the Securities Act, as supplemented by the prospectus supplement filed February 2, 2015 with the SEC, in connection with the listing of our shares on The Nasdaq Capital Market. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those identified in “Item 1A—Risk Factors” of this Quarterly Report on Form 10-Q and our final prospectus dated January 26, 2015, as supplemented.

Overview

Historically, we have been engaged in the development and sale of wireless communications applications, including at times the sale and installation of equipment used to run these applications. We currently offer our proprietary, cloud-based pdvConnect mobile resource management solution to dispatch-centric business. We market pdvConnect through our direct sales force and indirectly through two Tier 1 carriers in the United States and one international carrier. Our carrier partners market pdvConnect as an available application to complement their wireless service offerings. Generally, pdvConnect has been offered at a monthly unit price of up to $20. We maintain offices in Woodland Park, New Jersey, Reston, Virginia and San Diego, California.

On September 15, 2014, we completed an acquisition from Sprint Corporation of (i) FCC licenses sufficient to operate a nationwide dispatch network in the 900 MHz band and (ii) certain 900 MHz equipment. We are now focused on deploying a dedicated, wide-area, two-way radio network. Over time, we intend to deploy our network in 20 major metropolitan areas throughout the United States, with our first markets to be located in the South and Northeast regions, with additional markets to be located in the Midwest, Southwest and West Coast regions, and to focus on serving dispatch-centric, small and medium-sized businesses. For this targeted set of customers, we intend to offer our Dispatch Plus communication solution. Dispatch Plus will combine Motorola’s state-of-the-art digital radio technology with pdvConnect. Built with the commercial dispatch user in mind, the Motorola Digital Technology architecture will allow us to provide a highly reliable, instant and wide-area PTT communication solution. Also developed for dispatch-centric businesses, pdvConnect is an easy to use and efficient workforce management solution that enables businesses to locate and communicate with field workers and improve documentation of work events and job status. We believe a high quality, dedicated and reliable PTT solution with regional calling areas will be attractive to a significant portion of our targeted customers who are currently using cellular or local two-way radio networks. Further, when bundled with pdvConnect, we believe our service should provide significant value to our customers by making their work force more efficient and effective. We intend to launch our first four markets in June 2015.

Summary of Significant Accounting Policies

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, our actual results could differ from those estimates. Further, to the extent that there are differences between our estimates and our actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical performance, as these policies relate to the more significant areas involving our judgments and estimates.

Revenue Recognition. We currently derive our revenue from the sale of pdvConnect to end-users. We market pdvConnect through our direct sales force and indirectly through two Tier 1 carriers in the United States and one international carrier. We have entered into standard reseller, co-marketing or licensing agreements with our carrier partners. We recognize the service revenue we derive from sales through our domestic carrier partners on a gross basis rather than on a net basis. For our international carrier partner, we recognize revenue on a net basis. We also sell certain applications directly to end-users through our direct sales force, which are billed and collected directly by us.

In September 2014, Motorola made an upfront, fully-paid leasing fee of $7.5 million in order to lease a portion of the FCC licenses. The payment of the fee was accounted for as Deferred Revenue as of September 30, 2014. We recognize leasing revenue in accordance with ASC Topic 840, Leases. The fee is being amortized straight-line over the lease term which is approximately ten years and which represents the time frame in which the benefits of the leased property are expected to be depleted.

We have not yet generated revenues from our planned principal operations of providing dedicated, wide-area, two-way radio network solutions to dispatch-centric, small and medium-sized businesses. We intend to market and sell our network solutions directly and indirectly through Motorola’s dealer network. We will enter directly into contracts with customers, including those introduced to us through Motorola’s dealer network.

Cost of revenue. Our cost of revenue includes the portion of service revenue retained by our domestic carrier partners pursuant to our agreements with these parties, which may include network services, connectivity, SMS service and special equipment expenses, sales, marketing, billing and other ancillary services. We also include the costs associated with the operation of our cloud-based solutions and dispatch network.

Sales and support expenses. We currently maintain a small direct sales force for sales of our pdvConnect mobile resource management solution, and have established a standard sales commission program for our direct sales force. This sales commission program provides a percentage-based commission for each sale of our pdvConnect solution.

For our business going forward, we are still working through our market launch plans and we have not yet determined the sales commission program for future sales of our dispatch network solutions by indirect dealers. However, we anticipate that the elements of this sales commission program will include upfront commissions and residual fees. We have established a sales commission program for our sales team that provides a percentage-based commission for each sale similar to the program we currently have in place for our pdvConnect solution.

Product development expenses. We charge all product development expenses to expense as incurred. Types of expenses incurred in product development expenses include employee compensation, consulting, travel, facility costs along with equipment and technology costs.

Stock compensation. We account for stock options in accordance with US GAAP, which requires the measurement and recognition of compensation expense, based on the estimated fair value of awards granted to employees and directors, which requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in our statements of operations over the requisite service periods.

To calculate option-based compensation, we use a Black-Scholes option-pricing model. Our determination of fair value of option-based awards on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of subjective variables.

We have not attributed tax benefits to the share-based compensation expense because we maintain a full valuation allowance for all net deferred tax assets.

Furniture, fixture and equipment. Furniture, fixture and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

Patent costs. Costs to acquire patents on certain aspects of our technology have been capitalized. These amounts are amortized, subject to periodic evaluation for impairment, over statutory lives following award of the patent. Accumulated amortization amounted to $335,435 at December 31, 2014 (“Fiscal 2015”) and $303,305 at March 31, 2014 (“Fiscal 2014”). Amortization expense was $10,710 and $11,250 for the three months ended December 31, 2014 and 2013, respectively. For the nine months ended December 31, 2014 and 2013, amortization expense was $32,130 and $33,750, respectively. The amortization expense is estimated to aggregate $40,000 per year over the next five year period.

Allowance for uncollectible receivables. An allowance for uncollectible receivables is estimated based on a combination of write-off history, aging analysis and any specific known troubled accounts. At December 31, 2014 and March 31, 2014, management provided an allowance of $37,248 and $12,619 respectively, for certain slow paying accounts.

Income taxes. We follow the liability method of accounting for income taxes. Under this method, taxes consist of taxes currently payable plus those deferred due to temporary differences between the financial statement carrying amounts and the tax bases of certain assets and liabilities using tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is provided when it is more likely than not that some portion or the entire deferred tax asset will not be realized.

Accounting for uncertainty in income taxes. We recognize the effect of tax positions only when they are more likely than not to be sustained. Our management has determined that we had no uncertain tax positions that would require financial statement recognition or disclosure. We are no longer subject to U.S. federal, state or local income tax examinations for periods prior to 2012.

Results of Operations

Comparison of the three and nine months ended December 31, 2013 and 2014

The following table sets forth our results of operations for the three and nine months ended December 31, 2013 and 2014. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three months ended		Nine months ended
	December 31,		December 31,
	2013	2014	2013	2014

Operating Revenues
Service Revenue	$929,515	$653,437	$2,631,174	$2,143,707
Spectrum Lease Revenue	—	182,186	—	212,551

Total Operating Revenue	$929,515	$835,623	$2,631,174	$2,356,258

Cost of Revenue
Service	294,942	283,043	823,347	790,687

Gross Profit	634,573	552,580	1,807,827	1,565,571

Operating Expenses
General and administrative	234,312	3,336,996	671,176	8,230,664
Sales and Support	346,560	478,246	1,063,546	1,167,609
Product development	223,230	242,823	697,458	679,577
Depreciation and amortization	15,118	25,306	45,352	54,526

Total Operating Expenses	819,220	4,083,371	2,477,532	10,132,376

Loss from Operations	(184,647)	(3,530,791)	(669,705)	(8,566,805)
Interest expense - affiliated entities	(86,103)	—	(236,831)	(570,737)
Interest income	—	4,927	—	4,927

Net Loss	$(270,750)	$(3,525,864)	$(906,536)	$(9,132,615)

Net loss per common share basic and diluted	$(0.30)	$(0.28)	$(1.00)	$(0.98)

Weighted-average common shares used to compute basic and diluted net loss per share	904,611	12,473,024	904,611	9,301,800

Operating revenues. Service revenue decreased $0.276 million, or 29.7%, to $0.653 million for the three months ended December 31, 2014 from $0.930 million for the three months ended December 31, 2013. Service revenue decreased $0.487 million, or 18.5%, to $2.144 million for the nine months ended December 31, 2014 from $2.631 million for the nine months ended December 31, 2013. The decreases in the three and nine month periods can be attributed to declines in our lower margin international business. Our U.S. business has been our primary focus over the last several years as we have significantly expanded the functionality of our solutions. Our U.S. operations revenue declined over the prior year which is attributable to higher customer churn. For the three months ended and nine months ended December 31, 2014, approximately 97% and 3% of our revenues were from domestic and international operations, respectively, with 100% of our revenues from our international operations coming from Mexico. The decline in service revenue was partially offset by our leasing of FCC licenses to Motorola that began on September 15, 2014.

For the three months ended December 31, 2014, revenues from domestic operations decreased $0.250 million, or 28.2%, to $0.637 million from $0.887 million for the three months ended December 31, 2013. For the nine months ended December 31, 2014, revenues from domestic operations decreased $0.394 million, or 15.9%, to $2.075 million from $2.469 million for the nine months ended December 31, 2013. The decrease for both the three and nine month periods can be attributed to higher customer churn. For the three months ended December 31, 2014, revenues from international operations decreased $0.026 million, or 61.4%, to $0.017 million from $0.043 million for the three months ended December 31, 2013. For the nine months ended December 31, 2014, revenues decreased $0.093 million, or 58.6%, to $0.069 million from $0.162 million for the nine months ended December 31, 2013 for our international operations. The decline can be attributed to a decreased focus on our international operations.

Cost of revenue. Cost of revenue for the three months ended December 31, 2014 declined by approximately $0.010 million, or 4.0%, to $0.283 million from $0.295 million for three months ended December 31, 2013. For the nine months ended December 31, 2014, cost of revenue declined by approximately $0.030 million, or 4.0%, to $0.791 million from $0.823 million for the nine months ended December 31, 2013. The reduction in cost of revenue for the three and nine month periods was a result of the lower domestic revenue.

Gross profit. Gross profit decreased by $0.82 million, or 12.9%, to $0.552 million from $0.634 million for the three months ended December 31, 2014. For the nine months ended December 31, 2014, gross profit decreased by $0.242 million, or 13.4%, to $1.566 million from $1.808 million for the nine months ended December 31, 2013. The primary driver was the decline of our gross profit from our international operations, which revenue is recorded on a net basis, which decreased by $0.026 million, or 61.4%, to $0.017 million from $0.043 million for the three months ended December 31, 2013. For the nine months ended December 31, 2014, our gross profit from international operations decreased by $0.093 million, or 58.6%, to $0.069 million from $0.162 million for the nine months ended December 31, 2013.

General and administrative expenses. General and administrative expenses for the three months ended December 31, 2014 increased by $3.103 million, or 1324%, from $0.234 million for three months ended December 31, 2013. For the nine months ended December 31, 2014, general and administrative expenses increased by $7.560 million, or 1126.3%, from $0.671 million for the nine months ended December 31, 2013. The increase in general and administrative expenses for both the three and nine month periods is primarily attributable to stock compensation expense of $1.404 million and $4.680 million, respectively, associated with the grant of restricted stock units and stock options issued during the nine months ended December 31, 2014 as part of the actions approved by our Board of Directors in connection with our June 2014 Private Placement. Additionally, approximately $0.838 million and $1.710 million for the three and nine month periods, respectively, relate to our planned increases in headcount and related costs in order to support our new business initiatives, along with an increase in professional fees for costs associated with the June 2014 Private Placement and our qualifying to become a publicly traded Company, representing approximately $0.430 million and $0.800 million for the three and nine months ended December 31, 2014, respectively. The increase for the nine months ended December 31, 2014 was partially offset by $0.144 million resulting from a net revenue under accrual adjustment from a prior period.

Sales and support expenses. Sales and support expenses increased by $0.132 million, or 38.0%, to $0.478 million for three months ended December 31, 2014 from $0.346 million for the three months ended December 31, 2013. For the nine months ended December 31, 2014, sales and support expenses increased by $0.104 million, or 9.8%, to $1.167 million from $1.063 million for the nine months ended December 31, 2013. The increase in expenses is due primarily to an increase in staff and headcount related costs.

Product development expenses. Product development expenses increased by $0.020 million, or 8.8%, to $0.243 million for the three months ended December 31, 2014 from $0.223 million for the three months ended December 31, 2013. This increase in expense was due primarily to an increase in staff. For the nine months ended December 31, 2014, product development expenses decreased by $0.018 million, or 2.6%, to $0.679 million from $0.697 million for the same period ended December 31, 2013. The decrease was attributable to lower headcount for the nine months ended December 31, 2013.

Depreciation and amortization expenses. Depreciation and amortization expenses increased for each of the three and nine months ended December 31, 2014 by approximately $0.01 million, as compared to each of the three and nine months ended December 31, 2013. The increase was the result of increased equipment required for higher staff levels.

Interest expense – affiliated entities. Interest expense for the three months ended December 31, 2014 was $0 as a result of debt obligations being settled in September 2014. For the nine months ended December 31, 2014, interest expense increased by $0.334 million, or 141%, to $0.571 million from $0.237 million for the nine months ended December 31, 2013. The increase was due to the accretion of $0.400 million in interest on our convertible promissory notes.

Liquidity and Capital Resources

At December 31, 2014, we had cash of $122.73 million.

Our accounts receivable are heavily concentrated in two of our three carrier partners. As of December 31, 2014, our accounts receivable balance was approximately $424,000 of which approximately $258,000 was due from one third-party carrier and approximately $93,000 was due from another third-party carrier, or approximately 61% and 22%, respectively.

Net cash provided (used) in operating activities. Net cash provided in operating activities was $3.804 million for the nine months ended December 31, 2014 as compared to ($0.699) million net cash used in operating activities for the nine months ended December 31, 2013. The net loss was approximately $9.13 million, offset by non-cash compensation expense of $4.68 million and the $7.5 million payment by Motorola for leasing certain FCC licenses for the nine months ended December 31, 2014. Additionally, the net loss was offset by an increase in accounts payable resulting from the initial construction of the network to deploy our Dispatch Plus communication solution.

Net cash from investing activities. Net cash used in investing activities was approximately $92.0 million and $0.060 million for the nine months ended December 31, 2014 and 2013, respectively. The majority of net cash used in investing activities used during the nine months ended December 31, 2014 resulted from the release of the $13.5 million deposit and $76.8 million payment to Sprint for the Spectrum Assets.

Net cash from financing activities. Net cash from financing activities was $210.8 million and $0.593 million for the nine months ended December 31, 2014 and 2013, respectively. The majority of net cash provided by financing activities during the nine months ended December 31, 2014 resulted from the proceeds of the June 2014 Private Placement.

Proceeds from the June 2014 Private Placement. On June 10, 2014, we completed a private placement in which we sold 10,925,000 shares of common stock at a purchase price of $20.00 per share to certain investors in reliance on exemptions from registration under the Securities Act. The net proceeds from the June 2014 Private Placement were approximately $202.0 million. We used $90.0 million of the net proceeds from the June 2014 Private Placement, plus $10.0 million in shares of our common stock, to acquire the Spectrum Assets from Sprint. In connection with the Spectrum Closing, PDV Spectrum Holding Company, LLC, our subsidiary, entered into an agreement with Motorola in which it agreed to lease a portion of the FCC licenses we acquired from Sprint in exchange for an upfront, fully-paid leasing fee of $7.5 million and a $10.0 million investment in the Class B Units of PDV Spectrum Holding Company, LLC. Motorola has the right at any time to convert its 500,000 Class B Units into 500,000 shares of our common stock, representing a conversion price of $20.00 per share. We also have the right to force Motorola’s conversion into shares of our common stock on the occurrence of certain corporate events or at our election after September 15, 2016. Motorola is not be entitled to any assets, profits or distributions from the operations of our wholly-owned subsidiary. The Class B Units have no redemption or call provisions and can only be converted into shares of the Company.

Following our acquisition of the Spectrum Assets from Sprint and our transactions with Motorola in September 2014, we had approximately $127.5 million in cash on hand.

We plan to use these proceeds to deploy a dedicated dispatch network in 20 of the top metropolitan areas throughout the United States. We intend to launch our first four markets in June 2015. We estimate that the cost to deploy our network in these 20 top metropolitan areas will range from $30 million to $50 million over the next 24 months, which amount includes the cost of acquiring and installing the network equipment plus the costs of hiring additional employees to support the rollout and our sales and marketing efforts, including building a sales network targeting dispatch-centric, small and medium-sized businesses. We intend to use the remaining funds for working capital purposes, which is expected to be $10 to $20 million over the next year.

Proceeds from the January 2015 Private Placement. On January 26, 2015, we completed a private placement with a secondary closing on January 30, 2015. We sold 57,270 shares of common stock at a purchase price of $25.00 per share to certain accredited investors in reliance on exemptions from registration under the Securities Act. The net proceeds from the January 2015 Private Placement were approximately $1,380,000. The purpose of this private placement was to secure additional round lot stockholders to enable us to satisfy the initial listing standards of The Nasdaq Capital Market. We intend to use the net proceeds for general corporate purposes, including working capital.

Our future capital requirements will depend on many factors, including the timing and amount of the revenues we generate from our dispatch network services and other product offerings and the time and extent of expenditures to support the rollout of our dispatch network, the development of new service offerings, sales and marketing activities and our activities associated with increasing the value of our spectrum. We believe our cash and anticipated cash flows from operations will be sufficient to satisfy our financial obligations through at least the next 12 months.

We cannot predict with certainty when, if ever, we will require additional capital to further fund our current business plan. Presently, we intend to cover our future operating expenses through, cash on hand and from revenue derived from our planned sales of network services and product offerings. We anticipate these revenues to commence in our 2016 fiscal year. Nevertheless, we may experience greater than expected cash usage to support our operating activities and business plan and/or our revenues may be lower than or take more time to develop than we anticipate. See “Item 1A-Risk Factors” of this Quarterly Report on Form 10-Q for risks and uncertainties that could cause our operating costs to be more than we currently anticipate and/or our revenue and operating results to be lower than we currently anticipate. As a result, we cannot provide assurance that we will not require additional funding in the future. In addition, in the future, we may acquire businesses, technologies or spectrum or license technologies from third parties, and we may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions or license these technologies. However, we cannot be sure that additional financing will be available if and when needed, or that, if available, we can obtain financing on terms favorable to us and our stockholders. Any failure to obtain financing when required would have a material adverse effect on our business, operating results, financial condition and liquidity.

Contractual Obligations and Indebtedness

Leases. We are obligated under certain lease agreements for office space. These leases expire on October 31, 2015, June 30, 2019, and May 31, 2020. Rent expense amounted to $21,790 and $28,962 for the three months ended December 31, 2014 and 2013. For the nine months ended December 31, 2014 and 2013, rent expenses was $83,087 and $85,600, respectively.

In November 2014, we entered into an agreement for new office space for the corporate headquarters. The lease is effective December 1, 2014 and expires May 31, 2020. In December 2014, we extended the lease for our California office to June 30, 2019.

In February 2015, we entered into two leases for tower space for the new Dispatch Plus business. These leases expire on February 28, 2020.

Warranties. Our agreements with our customers generally include certain provisions for indemnifying them against liabilities if our services infringe a third party’s intellectual property rights or for other specified reasons.

Off-balance sheet arrangements

During the nine months ended December 31, 2014 and 2013, we did not have and do not have any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recent Developments

Effectiveness of Registration Statement and Listing on The Nasdaq Capital Market. On January 26, 2015, the SEC declared effective our registration statement on Form S-1 relating to the resale of 11,925,000 shares of common stock held by the selling stockholders (including 500,000 shares of common stock issuable upon the conversion of the Class B Units of our subsidiary, PDV Spectrum Holding Company, LLC issued to Motorola). We will not receive any proceeds from any sales by the selling stockholders. On February 3, 2015, shares of our common stock were listed for trading on The Nasdaq Capital Market under the symbol “PDVW”.

January 2015 Private Placement. On January 26, 2015, we completed a private placement with a secondary closing on January 30, 2015. We sold 57,270 shares of common stock at a purchase price of $25.00 per share to certain accredited investors in reliance on exemptions from registration under the Securities Act. The net proceeds from the January 2015 Private Placement were approximately $1,380,000. The purpose of this private placement was to secure additional round lot stockholders to enable us to satisfy the initial listing standards of The Nasdaq Capital Market. We intend to use the net proceeds for general corporate purposes, including working capital.

Sprint APA. On May 13, 2014, we entered into the Sprint APA, as amended on May 28, 2014, with Sprint to acquire the Spectrum Assets for a total of $100.0 million, with $90.0 million to be paid in cash from the proceeds of the June 2014 Private Placement and $10.0 million paid in 500,000 shares of our common stock (at a price equal to $20.00 per share). Pursuant to the terms of the Sprint APA, we delivered $13.5 million to Sprint as a deposit against our purchase of the Spectrum Assets following the close of the June 2014 Private Placement. On September 15, 2014, we completed the purchase of the Spectrum Assets, issued 500,000 shares of our common stock, and delivered the balance of the $90.0 million purchase price, to Sprint.

June 2014 Private Placement. On June 10, 2014, we completed the June 2014 Private Placement in which we sold 10,925,000 shares of common stock at a purchase price of $20.00 per share in transaction exempt from registration under the Securities Act. FBR Capital Markets & Co. acted as the initial purchaser/placement agent for the June 2014 Private Placement. The net proceeds from the June 2014 Private Placement, after deducting our offering expenses and the payment of initial purchaser/placement agent discount or placement fees, were approximately $202.0 million. At the closing of the June 2014 Private Placement, we placed approximately 96% of the proceeds from the June 2014 Private Placement (net of any initial purchaser’s/placement agent’s discount and placement fees) in the PDV Investor Trust, a Delaware statutory trust pending the closing of the Spectrum Assets purchase (the “Spectrum Closing”). On September 15, 2014, we completed the Spectrum Closing and the proceeds held in the PDV Investor Trust were distributed to the Company.

Reincorporation and Recapitalization. In connection with the June 2014 Private Placement we completed a number of actions, including:

(i) the reincorporation of our Company from California to Delaware, which was effected on May 30, 2014;

(ii) the adoption of an amended and restated certificate of incorporation and amended and restated bylaws, which became effective immediately prior to the completion of the June 2014 Private Placement;

(iii) the conversion of all outstanding shares of our Series AA Preferred Stock (the only outstanding class of preferred stock) into shares of our common stock on a one-for-one basis, and the conversion of our remaining options to purchase shares of our Series AA Preferred Stock into options to purchase shares of our common stock and the conversion of restricted stock units for shares of our Series AA Preferred Stock into restricted stock units for shares of our common stock, each on a one-for-one basis;

(iv) a 33.11451201-for-1 reverse stock split of all of our outstanding common stock, which was effected immediately prior to the completion of the June 2014 Private Placement;

(v) the termination and exchange of outstanding warrants to purchase 661,581 shares of Series AA Preferred Stock into 29,809 shares of our common stock, which was completed immediately prior to the completion of the June 2014 Private Placement; and

(vi) the amendment of outstanding Redeemable Notes, in the aggregate principal amount of $1,016,956, to provide that the Redeemable Notes will automatically be converted into that number of shares of our common stock equal to (A) the sum of 140% of the outstanding principal amount plus the outstanding interest on such Redeemable Notes through the conversion date divided by (B) $20.00 per share, contingent upon the Spectrum Closing. Following the Spectrum Closing, the Redeemable Notes were converted into 77,734 shares of our common stock.

Motorola Reseller Agreement. We entered into a reseller agreement with Motorola on May 15, 2014, under which Motorola agreed to provide us with their state-of-the-art Motorola Digital Technology that we intend to deploy as part of our nationwide network.

Motorola Spectrum Leasing. Additionally, in connection with the Spectrum Closing, Motorola invested $10.0 million in our wholly-owned subsidiary PDV Spectrum Holding Company, LLC that we formed to hold all of the 900 MHz spectrum we acquired from Sprint. Motorola’s ownership interests in the subsidiary will be convertible into shares of our common stock at a price equal to $20.00 per share. Motorola is not be entitled to any economics from the operations of our wholly-owned subsidiary. We also entered into a spectrum rights agreement pursuant to which we leased 900 MHz spectrum to Motorola. Upon executing the agreement, Motorola paid us $7.5 million as an upfront, fully-paid leasing fee.

Equity Awards.

•	2014 Stock Plan: Our Board of Directors and stockholders adopted our 2014 Stock Plan on May 12, 2014, and May 30, 2014, respectively, authorizing and reserving 1,200,000 shares of our common stock for issuance under our 2014 Stock Plan. The number of shares reserved for issuance under the 2014 Stock Plan automatically increased on January 1, 2015 by 623,651 shares of common stock and will increase on each subsequent anniversary through January 1, 2024 by an amount equal to the smaller of 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or a lesser amount determined by our Board of Directors.

•	Restricted Stock Units: From May 12, 2014 through December 31, 2014, we issued 83,804 restricted stock units for shares of our common stock to certain directors, employees and contractors of the Company.

•	Options: From May 14, 2014 through December 31, 2014, we awarded certain employees and contractors 1,146,457 options to purchase shares of our common stock with an exercise price of $20.00 per share. On January 29, 2015, an additional 240,000 options to purchase shares of our common stock were awarded to certain employees and contractors with an exercise price of $25.00 per share.

As a result of these equity issuances during the nine months ended December 31, 2014, our financial statements for this period and future periods will report significant stock-based compensation expenses. Stock-based compensation expense was $4,680,802 for the nine months ended December 31, 2014, representing the $1,676,080 in expense related to the restricted stock units issued in the nine months ending December 31, 2014 and the amortization of the fair value of options issued between fiscal year 2009 and December 31, 2014.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our financial instruments consist of cash, trade accounts receivable and accounts payable. We consider investments in highly liquid instruments purchased with original maturities of 90 days or less to be cash equivalents. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the highly liquid instruments in our portfolio, a 10% change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations.

Our operations are based in the United States and, accordingly, all of our transactions are denominated in U.S. dollars. We are currently not exposed to market risk from changes in foreign currency.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of the end of such period.

Changes in Internal Control over Financial Reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that no changes in our internal control over financial reporting occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any legal proceedings or other legal matters at this time. However, from time to time, we may be involved in litigation that arises from the ordinary operations of business, such as contractual or employment disputes or other general actions. In the event of an adverse outcome of these proceedings, we believe the resulting liabilities would not have a material adverse effect on our financial condition or results of operations.

Item 1A.	Risk Factors.

You should carefully consider the following risk factors, together with the other information contained in this quarterly report on Form 10-Q and in our final prospectus dated and filed with the SEC, on January 26, 2015, pursuant to Rule 424(b) of the Securities Act, as supplemented by the prospectus supplement filed February 2, 2015, in connection with the listing of our shares on The Nasdaq Capital Market, including our financial statements and the related notes appearing at the end of our final prospectus, before making your decision whether to hold, purchase or sell shares of our common stock. We cannot assure you that any of the events discussed in the risk factors below will not occur. If any of the risks discussed in this report occur, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected, in which case the trading price of our common stock could decline significantly and you could lose all or part of your investment. Some statements in this report on Form 10-Q, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Cautionary Statement Regarding Forward-Looking Statements.”

Risks Related to Our Business

We have no operating history with respect to our proposed principal business, which makes it difficult to evaluate our prospects and future financial results, and our business may not be successful.

Although we were incorporated in 1997, our business model and strategy is changing significantly due to our acquisition of the Spectrum Assets. As a result, our ability to forecast our future operating results is limited and subject to a number of uncertainties, including our ability to plan for and model our future growth and expenses. We have encountered and expect to continue to encounter risks and uncertainties frequently experienced by new businesses in highly competitive markets. If our assumptions regarding these uncertainties are incorrect or change in reaction to changes in our markets, or if we do not manage or address these risks successfully, our results of operations could differ materially from our expectations, and our business could suffer. Any success that we may experience in the future will depend, in large part, on our ability to, among other things:

•	build out our dispatch-centric network;

•	expand and retain our customer base on a cost-effective basis;

•	attract and incentivize dealers to sell our services;

•	add new customers and increase revenues from existing customers by adding users, devices and additional services;

•	maintain our existing services business, which requires the continuation of our existing relationships with wireless carriers;

•	successfully compete in our markets;

•	continue to add features and functionality to our solutions to meet customer demand;

•	integrate our existing pdvConnect technologies with the PTT systems we are deploying; and

•	scale our internal business operations in an efficient and cost-effective manner.

We have had net losses each year since our inception, and may not achieve or maintain profitability in the future.

We have incurred net losses each year since our inception, including net losses of $1,239,918 and $1,211,821 in the fiscal years ended March 31, 2013 and 2014, respectively and net losses of $9,132,615 for the nine months ended December 31, 2014. We may incur significant losses in the future for a number of reasons, including without limitation the risks and uncertainties described in this report related to our new business model and strategy. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

The wireless communications industry is highly competitive, and in order for us to compete effectively we will need to gain market share.

There are currently several national wireless communications services providers and many local two-way SMR radio operators providing two-way PTT dispatch services. Moreover, the market for PTT dispatch services is entrenched. In order for us to compete effectively, we will need to demonstrate the superiority of our services and products and convert customers from existing services providers. Our efforts to convert customers from existing services providers will be made more difficult by the fact that the market for PTT dispatch services is highly fragmented, and we will need to tailor our marketing approach to many different categories of customers. If we are unable to acquire a substantial number of customers, our ability to grow our business and our operating results will suffer.

Some of our competitors are financially stronger than we are, which may limit our ability to compete based on price.

Because of their resources and, in some cases, ownership by larger companies, some of our competitors are financially stronger than we are, which may enable them to offer services to customers at prices that are below the prices at which we can offer comparable services. If we cannot compete effectively based on the price of our service offerings, our revenues and growth may be adversely affected.

Additionally, national wireless communications services providers that offer cellular phone services that do not incorporate a PTT function often provide customers with free or significantly discounted or subsidized handsets as an enticement to sign up for their particular suite of services. The higher cost of the handsets that we will offer our customer, as compared to digital handsets that do not incorporate a similar PTT dispatch-centric, multi-function capability, may make it more difficult or less profitable for us to attract customers. Moreover, the higher cost of our handsets combined with the offering of free handsets by some wireless communications services providers will require us to absorb part of the cost of offering our handsets to new and existing customers. These increased costs for our target customers to acquire handsets for use on our network and any handset subsidy expenses we may need to absorb to offset a portion of these increased costs may reduce our growth and profitability.

If other wireless vendors or services providers improve their existing PTT dispatch services that become comparable to ours, our competitive advantage will be reduced.

One of the primary ways in which we will differentiate ourselves is through our two-way PTT services. A number of wireless equipment vendors already offer or plan to offer wireless equipment that is capable of providing PTT services or technologies that compete or will compete with our services and technology offerings. If these PTT services or technologies are perceived to be or become, or if any such services introduced in the future are, comparable to our PTT service or technology offerings, our competitive advantage will be reduced, which in turn could adversely affect our business.

Moreover, the largest national wireless communications service providers by revenue do not currently focus on PTT dispatch services as a primary component of their businesses. However, if that were to change, it would likely be difficult for us to compete effectively with such providers. These larger service providers have larger existing customer bases that they will be able to introduce PTT dispatch services to, have more money to spend on research and development that may enable them to create products that are qualitatively superior to ours and may have the ability to operate successfully on a smaller profit per subscriber margin due to the larger volume of customers they service.

If we do not keep pace with rapid technological changes, we may not be able to attract and retain customers.

We will need to be able to evolve the technology that we rely upon in supplying the suite of services that we offer in order to solve the problems of our business customers. Future technological advancements may occur quickly and may enable other wireless technologies to equal or exceed our current levels of service and render our technology obsolete. If we are unable to meet future advances in competing technologies on a timely basis, or at an acceptable cost, we may not be able to compete effectively and could lose customers to our competitors. In addition, competition among the differing wireless communications technologies could:

•	further segment the user markets, which could reduce the demand for, and competitiveness of, our technology; and

•	reduce the resources devoted by third party suppliers, such as Motorola, to developing or improving the technology for our systems.

If our customers do not adopt our technology or if they do not renew their services with us, our future revenue and operating results will be harmed.

In order to begin selling our services we must launch our network and build a customer base. Our strategy depends on building and maintaining a loyal customer base, because we will not have long-term contracts (like most of our local SMR system operator competitors). Because of the number of participants in the industry, we will need to work with sales and service teams like Motorola’s nationwide dealer network to obtain customers and maintain those relationships. Also, if we do not develop new solutions, features and functionality that meet our customers’ needs, we may lose customers. If our efforts to gain customers and sell our services are not effective, our business will suffer.

Given our limited operating history, we are unable to accurately predict our customer expansion or renewal rates. Our customer expansion and renewal rates may decline or fluctuate as a result of a number of factors, including the level of their satisfaction with our solutions or our customer support, customer budgets and the pricing of our solutions compared with the solutions offered by our competitors, any of which may cause our revenue to grow more slowly than expected, if at all.

If we do not enter our targeted markets quickly enough, it may not be possible for us to compete effectively.

We currently intend to deploy our products and services in 20 of the top metropolitan areas throughout the United States. In addition to containing a large number of potential customers, we intend to select markets that are strategically located throughout the United States in order to provide our brand with a high degree of visibility that will help us grow and potentially expand into other markets at a later time. However, if we are not able to offer our products and services in these initial crucial markets quickly enough, other services providers may be able to deploy their services and products and sign up a large enough number of customers in these markets in the interim, which would make it impossible for us to enter these markets. If we are unable to enter into 20 of the top metropolitan markets, we do not believe that we will be able to compete effectively, and our profitability and growth will be negatively affected.

We intend to rely on the equipment and selling efforts of other parties, such as Motorola, and if such parties are unable or unwilling to provide us with such equipment or selling efforts, our operations will be adversely affected.

Our Dispatch Plus wireless communication technology will rely on the efforts of other parties, such as Motorola’s nationwide dealer network, to act as a sales force. We will also need to rely on other parties to provide us with technological improvements designed to expand our wireless capacity and improve our services. Accordingly, we must rely on other parties, such as Motorola, to develop handsets and equipment capable of supporting the features and services that we plan to offer to our customers. In addition to relying on other parties for technology and equipment, we will rely on an indirect sales force to market our products and services to customers.

The parties that we rely upon could choose not to promote our services or may receive better incentives from our competitors. If these or other factors affecting our relationship with such parties were to result in a significant adverse change in such parties’ ability or willingness to provide handsets and related equipment and software applications, or to develop new technologies or features for us, or in such parties’ ability or willingness to do so on a timely, cost-effective basis, we may not be able to adequately service our existing customers or add new customers and may not be able to offer competitive services. Accordingly, a decision by one of these parties to discontinue manufacturing, supporting or enhancing our infrastructure and handsets or to discontinue marketing our products would have a material adverse effect on us.

The parties we rely upon to supply our wireless communications equipment are also significant suppliers of wireless communications equipment to our competitors. These other parties may elect to focus a greater amount of their financial and other resources on the development of enhanced features functionality of standards-based wireless equipment used by our competitors rather than the equipment used by us. In such an event, we might be forced to supply our customers with equipment that is either more costly or qualitatively inferior to the equipment offered by our competitors.

We expect to continue to rely principally on Motorola and other parties to market our products and to manufacture a substantial portion of the equipment necessary to construct, enhance and maintain our network and handset equipment for at least the next several years. The failure by these other parties to perform as expected could impose significant additional costs on us and adversely affect our operations.

Agreements with suppliers, such as Motorola, may reduce our operational flexibility and may adversely affect our growth or operating results.

Suppliers, such as Motorola, provide the infrastructure equipment and substantially all of the handsets throughout our markets under agreements that set the prices we must pay to purchase and license this equipment, as well as a structure to develop new features and make long-term improvements to our network. These agreements may reduce our operational flexibility. Our arrangements with suppliers may delay or prevent us from employing new or different technologies that perform better or are available at a lower cost because of the additional economic costs and other impediments to change generally as well as those that arise under the supplier agreements. In the event that Motorola or another one of our suppliers is unable to deliver the hardware or other equipment which are necessary for our operations, we may not be able to service our clients on a timely basis and our business and growth may be adversely affected.

The products and services utilized by us and our suppliers and service providers may infringe on intellectual property rights owned by others.

Some of our products and services use intellectual property that we own. We also purchase products from suppliers, including hardware and device suppliers and service providers that incorporate or utilize intellectual property which we do not own. From time to time our suppliers have received, and we and our suppliers may receive in the future, assertions and claims from third parties that the products or software utilized by us or our suppliers and service providers infringe on the patents or other intellectual property rights of these third parties. These claims could require us or an infringing supplier or service provider to discontinue certain activities or to discontinue selling the relevant products and services. Even when unsuccessful, these claims can be time-consuming and costly to defend, and divert management resources. If these claims are successful, we could be forced to pay significant damages or stop selling certain products or services or stop using certain trademarks, which could adversely affect our results of operations.

If our wireless communications technology does not perform in a manner that meets customer expectations, we will be unable to attract and retain customers.

Customer acceptance of the services we offer is and will continue to be affected by technology-based differences and by the operational performance and reliability of our network as compared to the networks of our competitors. Participants within our target markets may, instead of switching to our Dispatch Plus services incorporating our pdvConnect mobile resource management solution, determine that their communication needs are already adequately serviced by other means of communication and continue using such other means. We may have difficulty attracting and retaining customers if we are unable to resolve quality issues related to our network as they arise or if those issues were to:

•	limit our ability to expand our network coverage or capacity as currently planned; or

•	place us at a competitive disadvantage to other wireless service providers in our markets.

The current economic environment has made it difficult for businesses and consumers to obtain credit, which could cause our suppliers, distributors and customers to have problems meeting their contractual obligations with us.

If our suppliers are unable to fulfill our orders or meet their contractual obligations with us, we may not be able to obtain the services or devices required to meet the needs of our current and future customers, which could cause us to lose current and potential customers to other carriers. If our customers are unable to pay their bills or potential customers feel they are unable to take on additional financial obligations, they may be forced to forgo our services, which could negatively affect our results of operations.

We may face pressure to reduce prices, which could adversely affect operating results.

We and our competitors may decrease prices or increase service and product offerings, resulting in declining average monthly revenue per subscriber in the wireless industry overall. Competition in pricing and service and product offerings may also adversely impact customer retention. To the extent that we continue to offer more competitive pricing packages, our average monthly revenue per customer may decrease, which could adversely affect our results of operations. If this happens, it may be increasingly difficult for us to remain competitive. We may encounter market pressures to:

•	migrate existing customers to lower priced service offering packages;

•	restructure our service offering packages to offer more value;

•	reduce our service offering prices; or

•	respond to particular short-term, market specific situations, such as special introductory pricing or particular new product or service offerings, in a particular market.

We have a concentration of risk related to the accounts receivable from two of our third-party carriers and failure to fully collect outstanding balances from these carriers may adversely affect our results of operations.

We sell pdvConnect directly through our sales force and indirectly through third-party carriers. As of December 31, 2014, we have accounts receivable balances owed to us by two of our carriers representing approximately 61% and 22%, respectively, of our accounts receivable balances. We maintain an allowance for doubtful accounts based on the credit risk, historical trends, and other information, as well as for any specific instances we become aware of that may preclude us from reasonably assuring collection on outstanding balances. Determining the allowance for doubtful accounts is judgmental in nature and often involves the use of significant estimates. A determination that requires a change in our estimates could have a material adverse effect on our results of operations. Additionally, if our carriers fail to pay a significant portion of outstanding accounts receivable balances, it could have a negative impact on our results of operations and financial condition.

Government regulation could adversely affect our prospects and results of operations; the FCC and state regulatory commissions may adopt new regulations or take other actions that could adversely affect our business prospects, future growth or results of operations.

The FCC and other federal, state and local, as well as international, governmental authorities have jurisdiction over our business and could adopt regulations or take other actions that would adversely affect our business prospects or results of operations.

The licensing, construction, operation and sale of wireless telecommunications systems are regulated by the FCC and, depending on the jurisdiction, international, state and local regulatory agencies. In particular, the FCC imposes significant regulation on licensees of wireless spectrum with respect to how radio spectrum is used by licensees, the nature of the services that licensees may offer and how the services may be offered, and resolution of issues of interference between spectrum bands.

The FCC grants wireless licenses for terms of generally ten years that are subject to renewal and revocation. There is no guarantee that our licenses will be renewed. Failure to comply with FCC requirements applicable to a given license could result in revocation or non-renewal of the license, depending on the nature and severity of the non-compliance.

Various states are considering regulations over terms and conditions of service, including certain billing practices and consumer-related issues that may not be pre-empted by federal law. If imposed, these regulations could make it more difficult and expensive to implement national sales and marketing programs and could increase the costs of our wireless operations.

Government regulations determine how we operate, which could increase our costs and limit our growth and strategy plans.

The FCC regulates the licensing, operation, acquisition and sale of the licensed spectrum that is essential to our business. We may be subject to FCC regulations that impose obligations on wireless providers, such as federal Universal Service Fund obligations, which require communications providers to contribute to a fund that supports subsidized communications services to underserved areas and users; rules governing billing, subscriber privacy and customer proprietary network information; roaming obligations; rules that require wireless service providers to configure their networks to facilitate electronic surveillance by law enforcement officials; rules governing spam, telemarketing and truth-in-billing; and rules requiring us to offer equipment and services that are accessible to and usable by persons with disabilities, among others. If we fail to comply with applicable FCC regulations, we may be subject to sanctions, which may have a material adverse effect on our business. Future changes in regulation or legislation could impose significant additional costs on us either in the form of direct out of pocket costs or additional compliance obligations. The FCC and Congress may make additional spectrum available for communications services, which may result in the introduction of additional competitive entrants to the already crowded wireless communications marketplace.

Further, some state and local jurisdictions have adopted legislation that could affect our costs and operations in those areas. For example, some jurisdictions have adopted laws restricting or prohibiting the use of portable communications devices while driving motor vehicles, often including PTT devices. If similar laws are enacted in other jurisdictions, we may experience reduced subscriber usage and demand for our services, which could have a material adverse effect on our results of operations.

Our business could be negatively impacted by disruptions arising from causes beyond our control.

Major equipment failures, catastrophic events, power anomalies or outages, natural disasters, including severe weather, terrorist acts or breaches of network or information technology security that affect wireless networks, including transport facilities, communications switches, routers, microwave links, cell sites or other equipment or third-party owned local and long-distance networks on which we rely, could have a material adverse effect on our operations.

We may be limited in our ability to grow unless we expand network capacity and coverage and address increased demands on our business systems and processes as needed.

Our business model depends on our ability to build and grow our subscriber base. To successfully increase our number of customers and pursue our business plan, we must economically:

•	expand the capacity and coverage of our network;

•	potentially obtain additional spectrum in some or all of our markets;

•	secure sufficient transmitter and receiver sites at appropriate locations to meet planned system coverage and capacity targets;

•	obtain adequate quantities of base radios and other system infrastructure equipment; and

•	obtain an adequate volume and mix of handsets, other user devices and related accessories to meet subscriber demand.

If we are unable to achieve increased network capacity, or there are substantial delays in doing so, we could be required to invest additional capital in our infrastructure to satisfy our network capacity needs and otherwise may not be able to successfully increase our number of customers.

Our operating performance and ability to retain these new customers may be adversely affected unless we are able to timely and efficiently meet the demands for our services and address any increased demands on our customer service, billing and other back-office functions. If we outsource aspects of our customer care function to third parties, we cannot be sure that this outsourcing will not heighten these risks.

Our reputation and business may be harmed and we may be subject to legal claims if there is loss, disclosure or misappropriation of or access to our, or our customers’, information or other breaches of our information security.

We make extensive use of online services and centralized data processing, including through third-party service providers. The secure maintenance and transmission of customer information is an important element of our operations. Our information technology and other systems that maintain and transmit customer information, including location or personal information, or those of service providers, may be compromised by a malicious third-party penetration of our network security, or that of a third-party service provider, or impacted by unauthorized intentional or inadvertent actions or inactions by our employees, or those of a third-party service provider. Cyber attacks, which include the use of malware, computer viruses and other means for disruption or unauthorized access, have increased in frequency, scope and potential harm in recent years. While, to date, we have not been subject to cyber attacks or other cyber incidents which, individually or in the aggregate, have been material to our operations or financial condition, the preventive actions we take to reduce the risk of cyber incidents and protect our information technology and networks may be insufficient to repel a major cyber attack in the future. As a result, our customers’ information may be lost, disclosed, accessed, used, corrupted, destroyed or taken without the customers’ consent.

In addition, we and third-party service providers process and maintain our proprietary business information and data related to our business-to-business customers or suppliers. Our information technology and other systems that maintain and transmit this information, or those of service providers, may also be compromised by a malicious third-party penetration of our network security or that of a third-party service provider, or impacted by unauthorized intentional or inadvertent actions or inactions by our employees or those of a third-party service provider. We also purchase equipment from third parties that could contain software defects, malware, or other means by which third parties could access our network or the information stored or transmitted on such networks or equipment. We may also face increased risks of becoming subject to cyber-attacks or other cyber incidents as we expand our business model and activities to include establishing and operating our own dedicated network. As a result, our business information, or subscriber or supplier data may be lost, disclosed, accessed, used, corrupted, destroyed or taken without consent.

Any major compromise of our data or network security, failure to prevent or mitigate the loss of our services or customer information and delays in detecting any such compromise or loss could disrupt our operations, impact our reputation and customers’ willingness to purchase our service and subject us to additional costs and liabilities, including litigation, which could be material.

Risks Related to Our Future Acquisition and Use of Spectrum

Spectrum is a limited resource, and we may not be able to obtain sufficient spectrum to support our planned business operations and future growth.

Spectrum is a limited resource that is regulated in the United States by the FCC. The Spectrum Assets we purchased from Sprint include geographic SMR licenses and site-specific B/ILT licenses. We believe we now own approximately 6 MHz of spectrum on average in the top 20 markets in the United States, although we might not achieve 6 MHz of spectrum in each of the top 20 markets. We believe this non-contiguous spectrum is more than sufficient to allow us to operate a nationwide dedicated dispatch network using proven narrowband technologies. Nevertheless, we may need to acquire additional spectrum in the future as our business grows or we introduce new products or technologies. We may seek to acquire additional spectrum through negotiated purchases, in government-sponsored auctions of spectrum or otherwise. We cannot assure you, however, that we will be successful in acquiring the additional spectrum we may need to support our future growth, our future network rollout plans or our future product and technology introductions on commercially reasonable terms, or at all. Any failure to obtain the spectrum required for our current and future business plans will adversely impact our revenues and our future growth potential.

Any efforts we pursue to increase the value of our spectrum may not be successful.

We hold licenses covering approximately 60% of the private radio band at 900 MHz. While this should provide us with sufficient spectrum to allow us to operate a nationwide dedicated dispatch network using proven narrowband technologies, we believe that future demands for high speed data and video services, even in the case of

PTT users, should provide an impetus for change to broadband technologies. As a result, on November 17, 2014 we and the Enterprise Wireless Alliance submitted a Joint Petition for Rulemaking to the FCC to repurpose all or a portion of the 900 MHz band from narrowband to broadband, possibly leading to 3x3 MHz broadband opportunities. Nevertheless, to pursue this strategy, we will be required to make additional spectrum purchases and to reconfigure our non-contiguous spectrum to achieve a contiguous nationwide 3x3 MHz position. Our ability to successfully implement this strategy may take more time and be more expensive than we currently anticipate, and we ultimately may not be able to complete the necessary spectrum acquisitions and reconfiguration. In addition, even if we can obtain a contiguous nationwide 3x3 MHz position, we expect FCC consideration of any repurposing request to take a significant amount of time, and there is no assurance that the FCC will approve the repurposing of all or any portion of the 900 MHz band (including the licenses that we acquired as part of the Spectrum Assets). We also anticipate that FCC approval may be subject to legal objections from other licensees and users of licensed spectrum in the 900 MHz band not held by us. As a result, there is no assurance that we will ultimately be successful in obtaining the necessary approvals required to repurpose a portion of the 900 MHz spectrum from narrowband to broadband.

Risks Related to Our Organization and Structure

We depend on key personnel.

Our success depends to a significant degree upon the contributions of key personnel. We do not currently have long-term employment agreements with our key personnel. In addition, there is no guarantee that these executives will remain employed with us. If any of our key personnel were to cease employment with us, our operating results could suffer. Further, the process of attracting and retaining suitable replacements for key personnel whose services we may lose would result in transition costs and would divert the attention of other members of our senior management from our existing operations. The loss of services from key personnel or a limitation in their availability could materially and adversely impact our business, prospects, liquidity, financial condition and results of operations. Further, such a loss could be negatively perceived in the capital markets. We have not obtained and do not expect to obtain key man life insurance that would provide us with proceeds in the event of death or disability of any of our key personnel.

We may not be able to successfully operate our business.

We are targeting a very specific niche of the existing market for wireless communications services. The subset of the market within which we seek to focus our services may not prove to be as lucrative as we currently estimate. Moreover, we cannot assure you that our past experience will be sufficient to enable us to operate our business successfully or implement our operating policies and business strategies. Furthermore, we may not be able to generate sufficient operating cash flows to pay our operating expenses or service our indebtedness. You should not rely upon the past performance of our management team, as past performance may not be indicative of our future results.

We may change our operational policies and business and growth strategies without stockholder consent, which may subject us to different and more significant risks in the future.

Our board of directors determines our operational policies and business and growth strategies. Our board of directors may make changes to, or approve transactions that deviate from, those policies, guidelines and strategies without a vote of, or notice to, our stockholders. This could result in us conducting operational matters, making investments or pursuing different business or growth strategies than we are currently pursuing. Under any of these circumstances, we may expose ourselves to different and more significant risks in the future, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

If we fail to implement and maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial results, which could materially and adversely affect us.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We may in the future discover areas of our internal controls that need improvement. We have not been subject to public reporting requirements and have not been required to assess our internal controls. We cannot be certain that we will be successful in implementing or maintaining adequate internal control over our financial reporting and financial processes. Furthermore, as we grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect us.

Changes in accounting rules, assumptions and/or judgments could materially and adversely affect us.

Accounting rules and interpretations for certain aspects of our operations are highly complex and involve significant assumptions and judgment. These complexities could lead to a delay in the preparation and dissemination of our financial statements. Furthermore, changes in accounting rules and interpretations or in our accounting assumptions and/or judgments, such as asset impairments, could significantly impact our financial statements. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements. Any of these circumstances could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

Risks Related to Our Common Stock

Our common stock prices may be volatile which could cause the value of an investment in our common stock to decline.

Prior to the listing of our shares of common stock on The Nasdaq Capital Market, there was no public market for our common stock. The market price of our common stock may be highly volatile and subject to wide fluctuations. Our financial performance, government regulatory action, tax laws, interest rates and market conditions in general could have a significant impact on the future market price of our common stock.

Some of the factors that could negatively affect or result in fluctuations in the market price of our common stock include:

•	actual or anticipated variations in our quarterly operating results;

•	changes in market valuations of similar companies;

•	adverse market reaction to the level of our indebtedness;

•	additions or departures of key personnel;

•	actions by stockholders;

•	speculation in the press or investment community;

•	general market, economic and political conditions, including an economic slowdown or dislocation in the global credit markets;

•	our operating performance and the performance of other similar companies;

•	changes in accounting principles; and

•	passage of legislation or other regulatory developments that adversely affect us or our industry.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and may remain an emerging growth company for up to five years. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•	Being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

•	Not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;

•	Not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	Reduced disclosure obligations regarding executive compensation; and

•	Exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, the JOBS Act also provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Nevertheless, we have elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

We do not intend to pay dividends on our common stock for the foreseeable future.

We currently intend to retain our future earnings, if any, to finance the development and expansion of our business and, therefore, do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in any financing instruments and such other factors as our board of directors deems relevant in its discretion. Accordingly, you may need to sell your shares of our common stock to realize a return on your investment, and you may not be able to sell your shares at or above the price you paid for them.

Future sales of our common stock, other securities convertible into our common stock or preferred stock could cause the market value of our common stock to decline and could result in dilution of your shares.

Our board of directors is authorized, without stockholder approval, to cause us to issue additional shares of our common stock or to raise capital through the creation and issuance of preferred stock, other debt securities convertible into common stock, options, warrants and other rights, on terms and for consideration as our board of directors in its sole discretion may determine. Sales of substantial amounts of our common stock or of preferred stock could cause the market price of our common stock to decrease significantly. We cannot predict the effect, if any, of future sales of our common stock, or the availability of our common stock for future sales, on the value of our common stock. Sales of substantial amounts of our common stock by Sprint or Motorola or another large stockholder, or the perception that such sales could occur, may adversely affect the market price of our common stock.

In connection with the private placement, we and our directors and officers agreed, subject to various exceptions, not to sell, pledge or otherwise dispose of or transfer any shares of our common stock or any securities convertible into or exchangeable for shares of our common stock, or, subject to various exceptions, file any registration statement with the SEC for a period of 180 days after January 26, 2015, the date of the effectiveness of the registration statement we filed on Form S-1. These lock-up provisions, at any time and without notice, may be released by FBR Capital Markets & Co. in its sole discretion. If the restrictions under the lock-up provisions are waived, shares of our common stock may become available for resale into the market, subject to applicable law, which could reduce the market price for our common stock.

As of February 17, 2015, our management team beneficially owns an aggregate of 7.61% of the direct interests in our Company, including restricted stock units and stock options. Subject to vesting restrictions applicable to certain interests held by members of our management team and any applicable transfer restrictions, including any lock-up agreements, each member of our management team may sell such common stock into any market for such shares that may develop.

Future offerings of debt securities, which would rank senior to our common stock upon our bankruptcy liquidation, and future offerings of equity securities that may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common stock.

In the future, we may attempt to increase our capital resources by making offerings of debt securities or additional offerings of equity securities. Upon bankruptcy or liquidation, holders of our debt securities and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments or both that could limit our ability to pay dividends or make liquidating distributions to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control. As a result, we cannot predict or estimate the amount, timing or nature of our future offerings, and investors in our common stock bear the risk of our future offerings reducing the market price of our common stock and diluting their ownership interest in our Company.

We will incur increased costs as a result of being a public company.

As a public company with securities registered under the Securities Act, we need to comply with certain laws, regulations and requirements, certain corporate governance provisions of The Sarbanes-Oxley Act of 2002 (“The Sarbanes-Oxley Act”), related regulations of the SEC, and the requirements of The Nasdaq Capital Market. Complying with these statutes, regulations and requirements will occupy a significant amount of time from our board of directors and management and will significantly increase our costs and expenses going forward.

We will be subject to Section 404 of The Sarbanes-Oxley Act of 2002, or Section 404, and the related rules of the Securities and Exchange Commission which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Beginning with the second annual report that we will be required to file with the Securities and Exchange Commission, Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of this offering, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Certain anti-takeover defenses and applicable law may limit the ability of a third party to acquire control of us.

Certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws could discourage, delay, or prevent a merger, acquisition or other change of control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions also could limit the price that investors might be willing to pay in the future for our common stock, thereby depressing the market price of our common stock. These provisions, among other things:

•	allow the authorized number of directors to be changed only by resolution of our board of directors;

•	authorize our board of directors to issue, without stockholder approval, preferred stock, the rights of which will be determined at the discretion of the board of directors and that, if issued, could operate as a “poison pill” to dilute the stock ownership of a potential hostile acquirer to prevent an acquisition that our board of directors does not approve;

•	establish advance notice requirements for stockholder nominations to our board of directors or for stockholder proposals that can be acted on at stockholder meetings; and

•	limit who may call a stockholders meeting.

Selected provisions of Delaware law.

We have elected to be subject to Section 203 of the Delaware General Corporation Law (the “DGCL”) by provision of our charter. In general, Section 203 of the DGCL prevents an “interested stockholder” (as defined in the DGCL) from engaging in a “business combination” (as defined in the DGCL) with us for three years following the date that person becomes an interested stockholder unless one or more of the following occurs:

•	Before that person became an interested stockholder, our board of directors approved the transaction in which the interested stockholder became an interested stockholder or approved the business combination;

•	Upon consummation of the transaction that resulted in the interested stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of our voting stock outstanding at the time the transaction commenced, excluding for purposes of determining the voting stock outstanding (but not the outstanding voting stock owned by the interested stockholder) stock held by directors who are also officers of our Company and by employee stock plans that do not provide employees with the right to determine confidentially whether shares held under the plan will be tendered in a tender or exchange offer; or

•	Following the transaction in which that person became an interested stockholder, the business combination is approved by our board of directors and authorized at a meeting of stockholders by the affirmative vote of the holders of at least 66 2⁄3% of our outstanding voting stock not owned by the interested stockholder.

The DGCL generally defines “interested stockholder” as any person who, together with affiliates and associates, is the owner of 15% or more of our outstanding voting stock or is our affiliate or associate and was the owner of 15% or more of our outstanding voting stock at any time within the three-year period immediately before the date of determination.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our amended and restated certificate of incorporation and amended and restated bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law. In addition, as permitted by Section 145 of the Delaware General Corporation Law, our amended and restated bylaws and our indemnification agreements that we have entered into with our directors and officers provide that:

•	We will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful.

•	We may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law.

•	We are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification.

•	We will not be obligated pursuant to our amended and restated bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification.

•	The rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons.

•	We may not retroactively amend our bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On January 26, 2015, we completed a private placement with a secondary closing on January 30, 2015. We sold 57,270 shares of common stock at a purchase price of $25.00 per share. The purpose of this private placement was to secure additional round lot stockholders to enable us to satisfy the initial listing standards of The Nasdaq Capital Market. We intend to use the net proceeds for general corporate purposes, including working capital.

The issuances of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were placed upon the stock certificates issued in these transactions.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

PACIFIC DATAVISION, INC.

Date:	February 19, 2015	/s/ John Pescatore
John Pescatore
President and Chief Executive Officer (Principal Executive Officer)

/s/ Timothy Gray
Timothy Gray
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of Pacific DataVision, Inc. (the “Company”)

3.2(1)	Amended and Restated Bylaws of the Company

4.1(1)	Form of Common Stock Certificate of the Company

4.2(1)	Registration Rights Agreement, dated June 10, 2014, by and among the Company, certain of the Company’s executive officers named therein, and FBR Capital Markets & Co., on behalf of the investors participating in the June 2014 private placement.

4.3(1)	Amended and Restated Investor Rights Agreement, dated October 2010, by and among the Company and investors named therein

4.4(1)	Amendment and Waiver of Rights under Amended and Restated Investor Rights Agreement, approved May 30, 2014, by and among the Company and the investors named therein

4.5(1)	Form of Common Stock Purchase Warrant, dated August 6, 2004, by and among the Company and the investors therein

4.6(1)	Note and Warrant Purchase Agreement, dated January 1, 2013, by and among the Company and the investors named therein

4.7(1)	Form of Redeemable Convertible Promissory Notes, dated January , 2013

4.8(1)	Amendment to Redeemable Convertible Promissory Notes, approved May 30, 2014

4.9(1)	Working Capital Advance Agreement, dated August 1, 2010, by and among the Company and Brian McAuley

4.10(1)	Amended and Restated Promissory Note, dated September 1, 2010, as amended March 31, 2011, by and among the Company and Brian McAuley

4.11(1)	Form of Convertible Promissory Note issued to certain of the Company’s employees

4.12(1)	Registration Rights Agreement, dated September 15, 2014, by and between the Company and Machine License Holding, LLC.

10.1(1)+	2004 Stock Plan, as amended

10.2(1)+	Form of Stock Option Agreement under 2004 Stock Plan

10.3(1)+	2010 Stock Plan, as amended

10.4(1)+	Form of Stock Option Agreement under 2010 Stock Plan

10.5(1)+	Form of Restricted Stock Unit Agreement under 2010 Stock Plan

10.6(1)+	2014 Stock Plan

10.7(1)+	Form of Notice of Grant of Stock Option and Stock Option Agreement under 2014 Stock Plan

10.8(1)+	Form of Notice of Grant of Restricted Stock Unit and Restricted Stock Unit Agreement under 2014 Stock Plan

10.9(1)+	Form of Indemnification Agreement by and among the Company and its officers and directors

10.10(1)+	Employment Agreement, dated August 9, 2004, by and among the Company and John Pescatore

10.11(1)+	Amendment to Employment Agreement, dated June 1, 2012 by and among the Company and John Pescatore

10.12(1)+	Employment Agreement, dated July 1, 2004, by and among the Company and Frank Creede

10.13(1)+	Amendment to Employment Agreement, dated June 1, 2012 by and among the Company and Frank Creede

10.14(1)†	Asset Purchase Agreement, dated May 13, 2014, by and among the Company and FCI 900, Inc., ACI 900, Inc., Machine License Holding, LLC, Nextel WIP License Corp., and Nextel License Holdings 1, Inc.

10.15(1)	Letter Amendment to the Asset Purchase Agreement, dated May 28, 2014, by and among the Company and FCI 900, Inc., ACI 900, Inc., Machine License Holding, LLC, Nextel WIP License Corp., and Nextel License Holdings 1, Inc.

10.16(1)	Trust Agreement, dated June 10, 2014, by and among the Company, the investors named therein, T. Clark Akers and Wilmington Trust

10.17(1)	Escrow Agreement, dated June 10, 2014, by and among the Company, FBR Capital Markets & Co. and Wilmington Trust

10.18(1)†	Management Services Agreement, dated September 15, 2014, by and between Sprint Spectrum, L.P. and the Company

10.19(1)†	License Agreement, dated September 15, 2014, by and between Sprint/United Management Company and the Company

10.20(1)†	Spectrum Rights Agreement, dated September 8, 2014, by and between PDV Spectrum Holding Company, LLC and Motorola Solutions, Inc.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-201156), filed with the SEC on December 19, 2014
+	Management Compensation Plan
†	Portions of this exhibit have been omitted pursuant to a Confidential Treatment Request under Rule 24b-2 filed with and approved by the SEC.
*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.