Form 10-Q/A
period 2014-12-31
Pacific DataVision, Inc.
filed 2015-04-27
CIK 1304492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

At March 31, 2015, 12,530,493 shares of the registrant’s common stock were outstanding.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A (the “Amended Filing”) to our Quarterly Report on Form 10-Q for the period ended December 31, 2014 originally filed with the Securities and Exchange Commission (“SEC”) on February 19, 2015 (the “Original Filing”) to correct the presentation of weighted average shares of common stock outstanding and the related net loss per common share (basic and diluted) for the three and nine month periods ended December 31, 2013 and the nine month period ended December 31, 2014, and to update the related disclosures in the financial statements.

Description of the Correction

We are filing this Amended Filing to correct the previously reported weighted average shares of common stock outstanding and the related net loss per common share (basic and diluted) for the three and nine month periods ended December 31, 2013 and the nine month period ended December 31, 2014. Although we correctly reported the net loss for each of these periods in the Original Filing, we incorrectly reported the weighted average shares of common stock outstanding for these periods in the Original Filing, and as a result, incorrectly computed the net loss per common share (basic and diluted) for each of these periods. In connection with completing our June 2014 Private Placement (as defined below in Note 1 to the financial statements), we completed a number of corporate actions, including: (i) converting all outstanding shares of preferred stock into shares of common stock and (ii) exchanging outstanding warrants to purchase preferred stock for shares of common stock (the “Corporate Actions”). In calculating the weighted average shares of common stock outstanding in the Original Filing, we inadvertently assumed that we should consider the effect of these Corporate Actions as if they occurred at the beginning of each of the reporting periods in the Original Filing, instead of only considering the effect of these Corporate Actions after their effective date in June 2014. As a result, our disclosure of the weighted average shares of common stock outstanding for the three and nine month periods ended December 31, 2013 and the nine month period ended December 31, 2014 were higher, and our disclosure of the related net loss per common share (basic and diluted) were lower, than they should have been if we correctly gave effect to the Corporate Actions only after their effective date in June 2014. Please refer to Note 2 to the financial statements, “Basic and Dilutive Net Loss per Common Share” for more information regarding the calculation of the weighted average shares of common stock outstanding, and the related net loss per common share (basic and diluted), for the three and nine month periods ended December 31, 2013 and the nine month period ended December 31, 2014.

The corrections have no impact on the Company’s net loss reported in the statements of operations, balance sheets or the statements of cash flows for the above mentioned periods. As a result, our audit committee did not determine that our financial statements in the Original Filing should no longer be relied upon as a result of the error in the presentation of the weighted average shares of common stock outstanding and the related net loss per common share (basic and diluted).

Items Amended in This Filing

For the convenience of the reader, this Amended Filing sets forth the Original Filing, as modified and superseded where necessary to reflect the correction described above. The following items have been amended as a result of, and to reflect, the correction:

•	Part I—Item 1. Financial Statements (unaudited);

•	Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table of Comparison of the three and nine months ended December 31, 2013 and 2014;

•	Part I—Item 4. Controls and Procedures; and

•	Part II—Item 1A. Risk Factors—”If we fail to implement and maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial results, which could materially and adversely affect us.”

•	Part II—Item 6. Exhibits.

In accordance with applicable SEC rules, this Amended Filing includes new certifications as required by Rule 12b-15 under the Securities and Exchange Act of 1934 (“Exchange Act”) from our Chief Executive Officer and Chief Financial Officer dated as of the date of filing of this Amended Filing.

Except for the items noted above, no other information included in the Original Filing is being amended or updated by this Amended Filing. This Amended Filing continues to describe the conditions as of the date of the Original Filing and, except as contained herein, we have not updated or modified the disclosures contained in the Original Filing.

PACIFIC DATAVISION, INC.

FORM 10-Q/A

For the quarterly period ended December 31, 2014

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q includes statements of our expectations, intentions, plans, and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. These forward-looking statements are principally, but not solely, contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements include, but are not limited to, statements about our strategies, plans, objectives, expectations, intentions, expenditures and assumptions and other statements contained herein that are not historical facts. Our forward-looking statements are generally, but not always, accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “should,” “will,” “may,” “plan,” “goal,” “can,” “could,” “continuing,” “ongoing,” “intend” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and projections about future events and financial trends. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause our actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. Many of these risks, uncertainties and other factors are beyond our ability to control, influence, or predict. The most significant of these risks, uncertainties and other factors are described in “Item 1A—Risk Factors” of this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission (the “SEC”). These forward-looking statements reflect our views and assumptions only as of the date such forward-looking statements are made. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

See notes to financial statements

Pacific DataVision, Inc.

Statements of Operations

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2013	2014	2013	2014

Operating Revenues
Service Revenue	$929,515	$653,437	$2,631,174	$2,143,707
Spectrum Lease Revenue	—	182,186	—	212,551

Total Operating Revenue	$929,515	$835,623	$2,631,174	$2,356,258

Cost of Revenue
Service	294,942	283,043	823,347	790,687

Gross Profit	634,573	552,580	1,807,827	1,565,571

Operating Expenses
General and administrative	234,312	3,336,996	671,176	8,230,664
Sales and Support	346,560	478,246	1,063,546	1,167,609
Product development	223,230	242,823	697,458	679,577
Depreciation and amortization	15,118	25,306	45,352	54,526

Total Operating Expenses	819,220	4,083,371	2,477,532	10,132,376

Loss from Operations	(184,647)	(3,530,791)	(669,705)	(8,566,805)
Interest expense - affiliated entities	(86,103)	—	(236,831)	(570,737)
Interest income	—	4,927	—	4,927

Net Loss	$(270,750)	$(3,525,864)	$(906,536)	$(9,132,615)

Net loss per common share basic and diluted—corrected(1)	$(2.14)	$(0.28)	$(7.15)	$(1.00)

Weighted-average common shares used to compute basic and diluted net loss per share—corrected(1)	126,759	12,473,024	126,759	9,103,629

(1)	Three and nine months ended December 31, 2013 and nine months ended December 31, 2014 corrected.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015. The unaudited financial statements should be read in conjunction with the audited financial statements as of and for the year ended March 31, 2014 and footnotes thereto included in the company’s final prospectus dated and filed with the SEC on January 26, 2015, as supplemented by the prospectus supplement filed February 2, 2015 and the prospectus supplement filed April 27, 2015 with the SEC.

The balance sheet as of March 31, 2014 contained herein has been derived from the audited financial statements as of March 31, 2014 and the stockholders’ (deficiency) equity section has been retroactively restated for the stock split discussed in Note 1.

Correction of Basic and Diluted Net Loss Per Common Share

The company has determined that corrections are required to its previously reported basic and diluted net loss per common share for the three and nine month periods ended December 31, 2013 and the nine month period ended December 31, 2014 due to an error in the computation of the weighted average shares of common stock outstanding for these periods. Basic and diluted net loss per common share is calculated by dividing net loss for the period by the basic and diluted weighted average number of common shares outstanding during that period. Specifically, in the periods reflected below, in calculating the weighted average shares of common stock outstanding, management incorrectly considered the effect of two corporate actions the company completed in connection with its June 2014 Private Placement, including: (i) the conversion of all outstanding shares of preferred stock into common stock and (ii) the exchange of outstanding warrants to purchase preferred stock for shares of common stock (the “Corporate Actions”), as if such events occurred at the beginning of each of these reporting periods, instead of only considering the effect of these Corporate Actions after their effective date in June 2014.

A summary of the impact of the correction of the errors on the net loss per common share, basic and diluted, is as follows:

	Three Months Ended December 31, 2013	Nine Months Ended December 31, 2013	Nine Months Ended December 31, 2014
Net loss per common share, basic and diluted—originally reported	$(0.30)	$(1.00)	$(0.98)
Difference in net loss per common share, basic and diluted	(1.84)	(6.15)	(0.02)
Net loss per common share, basic and diluted—corrected	$(2.14)	$(7.15)	$(1.00)

Reconciliation of net loss per common share, basic and diluted	Three Months Ended December 31, 2013	Nine Months Ended December 31, 2013	Nine Months Ended December 31, 2014
Numerator
Net loss	$(270,750)	$(906,536)	$(9,132,615)
Denominator
Weighted average shares, basic and diluted—originally reported:	904,611	904,611	9,301,800
Redeemable convertible preferred stock and warrants (incorrectly included)	(777,852)	(777,852)	(198,171)

Weight average shares, basic and diluted—corrected (1)	126,759	126,759	9,103,629

Net loss per share, basic and diluted—corrected	$(2.14)	$(7.15)	$(1.00)

(1)	Since the numerator used to calculate diluted net loss per common share was a net loss for the period presented, the dilutive effects of stock options, warrants and redeemable convertible preferred stock were not included since the effect was anti-dilutive.

The corrections have no impact on the company’s net loss reported in the statements of operations, balance sheets, or the statements of cash flows for the above mentioned periods.

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

Common stock equivalents resulting from potentially dilutive securities approximated 1,800,000 and 1,600,000 at December 31, 2014 and 2013, respectively, and have not been included in the dilutive weighted average shares of common stock outstanding, as their effects are anti-dilutive.

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

For the nine months ended December 31, 2014 and 2013, total interest expense on all notes payable was $570,737 and $236,831, respectively, of which $477,325 and $225,662 were derived from related parties. All previously accrued interest expense was paid in September 2014.

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

Stock compensation expense of $1,404,202 and $4,680,802 for the three and nine months ended December 31, 2014, respectively ($19,764 and $59,292 for the three and nine months ended December 31, 2013, respectively) represents $1,676,080 in expense related to the restricted stock units issued in the nine months ended December 31, 2014 and the amortization of the fair value of options issued since fiscal year 2009. Stock compensation expense is included as part of general and administrative expense in the accompanying statement of operations. As of December 31, 2014, there was approximately $6.8 million of unrecognized compensation cost related to non-vested share options granted under the company’s stock option plans. The cost is expected to be recognized over a weighted-average period of 3.4 years. The intrinsic value of the options outstanding and exercisable at December 31, 2014 was approximately $330,000 and $305,000, respectively.

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

13.	Subsequent Events

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

January 2015 Private Placement

On January 26, 2015, the company completed a private placement with a secondary closing on January 30, 2015. The company sold 57,470 shares of common stock at a purchase price of $25.00 per share to certain accredited investors in reliance on exemptions from registration under the Securities Act. The net proceeds from the January 2015 Private Placement were approximately $1,380,000. The purpose of this private placement was to secure additional round lot stockholders to enable the company to satisfy the initial listing standards of The Nasdaq Capital Market. The company intends to use the net proceeds for general corporate purposes, including working capital.

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

This discussion and analysis of the financial condition and results of operations of Pacific DataVision, Inc. (“Pacific DataVision,” the “company”, “we”, “us”, or “our”) should be read in conjunction with our financial statements and notes thereto included in this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q and the audited financial statements and notes thereto included in our final prospectus dated and filed with the SEC on January 26, 2015 pursuant to Rule 424(b) of the Securities Act, as supplemented by the prospectus supplement filed April 27, 2015 with the SEC, in connection with the listing of our shares on The Nasdaq Capital Market. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those identified in “Item 1A—Risk Factors” of this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q and our final prospectus dated January 26, 2015, as supplemented.

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

	Three months ended		Nine months ended
	December 31,		December 31,
	2013	2014	2013	2014

Operating Revenues
Service Revenue	$929,515	$653,437	$2,631,174	$2,143,707
Spectrum Lease Revenue	—	182,186	—	212,551

Total Operating Revenue	$929,515	$835,623	$2,631,174	$2,356,258

Cost of Revenue
Service	294,942	283,043	823,347	790,687

Gross Profit	634,573	552,580	1,807,827	1,565,571

Operating Expenses
General and administrative	234,312	3,336,996	671,176	8,230,664
Sales and Support	346,560	478,246	1,063,546	1,167,609
Product development	223,230	242,823	697,458	679,577
Depreciation and amortization	15,118	25,306	45,352	54,526

Total Operating Expenses	819,220	4,083,371	2,477,532	10,132,376

Loss from Operations	(184,647)	(3,530,791)	(669,705)	(8,566,805)
Interest expense - affiliated entities	(86,103)	—	(236,831)	(570,737)
Interest income	—	4,927	—	4,927

Net Loss	$(270,750)	$(3,525,864)	$(906,536)	$(9,132,615)

Net loss per common share basic and diluted— corrected (1)	$(2.14)	$(0.28)	$(7.15)	$(1.00)

Weighted-average common shares used to compute basic and diluted net loss per share—corrected (1)	126,759	12,473,024	126,759	9,103,629

(1)	Three and nine months ended December 31, 2013 and nine months ended December 31, 2014 corrected. See Note 2 to the consolidated financial statements (Summary of Significant Accounting Policies—Correction of Basic and Diluted Net Loss Per Common Share)

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

Gross profit. Gross profit decreased by $0.082 million, or 12.9%, to $0.552 million from $0.634 million for the three months ended December 31, 2014. For the nine months ended December 31, 2014, gross profit decreased by $0.242 million, or 13.4%, to $1.566 million from $1.808 million for the nine months ended December 31, 2013. The primary driver was the decline of our gross profit from our international operations, which revenue is recorded on a net basis, which decreased by $0.026 million, or 61.4%, to $0.017 million from $0.043 million for the three months ended December 31, 2013. For the nine months ended December 31, 2014, our gross profit from international operations decreased by $0.093 million, or 58.6%, to $0.069 million from $0.162 million for the nine months ended December 31, 2013.

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

Product development expenses. Product development expenses increased by $0.020 million, or 8.8%, to $0.243 million for the three months ended December 31, 2014 from $0.223 million for the three months ended December 31, 2013. This increase in expense was due primarily to an increase in staff. For the nine months ended December 31, 2014, product development expenses decreased by $0.018 million, or 2.6%, to $0.679 million from $0.697 million for the same period ended December 31, 2013. The decrease was attributable to lower headcount for the nine months ended December 31, 2014.

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

Proceeds from the January 2015 Private Placement. On January 26, 2015, we completed a private placement with a secondary closing on January 30, 2015. We sold 57,470 shares of common stock at a purchase price of $25.00 per share to certain accredited investors in reliance on exemptions from registration under the Securities Act. The net proceeds from the January 2015 Private Placement were approximately $1,380,000. The purpose of this private placement was to secure additional round lot stockholders to enable us to satisfy the initial listing standards of The Nasdaq Capital Market. We intend to use the net proceeds for general corporate purposes, including working capital.

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

We cannot predict with certainty when, if ever, we will require additional capital to further fund our current business plan. Presently, we intend to cover our future operating expenses through, cash on hand and from revenue derived from our planned sales of network services and product offerings. We anticipate these revenues to commence in our 2016 fiscal year. Nevertheless, we may experience greater than expected cash usage to support our operating activities and business plan and/or our revenues may be lower than or take more time to develop than we anticipate. See “Item 1A-Risk Factors” of this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for risks and uncertainties that could cause our operating costs to be more than we currently anticipate and/or our revenue and operating results to be lower than we currently anticipate. As a result, we cannot provide assurance that we will not require additional funding in the future. In addition, in the future, we may acquire businesses, technologies or spectrum or license technologies from third parties, and we may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions or license these technologies. However, we cannot be sure that additional financing will be available if and when needed, or that, if available, we can obtain financing on terms favorable to us and our stockholders. Any failure to obtain financing when required would have a material adverse effect on our business, operating results, financial condition and liquidity.

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

January 2015 Private Placement. On January 26, 2015, we completed a private placement with a secondary closing on January 30, 2015. We sold 57,470 shares of common stock at a purchase price of $25.00 per share to certain accredited investors in reliance on exemptions from registration under the Securities Act. The net proceeds from the January 2015 Private Placement were approximately $1,380,000. The purpose of this private placement was to secure additional round lot stockholders to enable us to satisfy the initial listing standards of The Nasdaq Capital Market. We intend to use the net proceeds for general corporate purposes, including working capital.

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of such period. This conclusion was based on a significant deficiency identified in our internal control over financial reporting related to our calculation and reporting of the weighted average shares of common stock outstanding, and the related net loss per common share (basic and diluted), as discussed below.

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

Subsequent to the end of the period covered by this report, our management identified an error in our calculation and reporting of the weighted average shares of common stock outstanding, and the related net loss per common share (basic and diluted), for the three and nine month periods ended December 31, 2013 and the nine month period ended December 31, 2014. Specifically, in calculating the weighted average shares of common stock outstanding, management incorrectly considered the effect of two corporate actions the Company completed in connection with its June 2014 Private Placement, including: (i) the conversion of all outstanding shares of preferred stock into common stock and (ii) the exchange of outstanding warrants to purchase preferred stock for shares of common stock (the “Corporate Actions”), as if such events occurred at the beginning of each of these reporting periods, instead of only considering the effect of these Corporate Actions after their effective date in June 2014.

To remediate the significant deficiency in our internal control over financial reporting described above, we are developing and implementing new internal control procedures, including additional training and review procedures, to ensure that we appropriately track, calculate and report the weighted average shares of common stock outstanding, and related net loss per common share (basic and diluted), in future reporting periods.

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

You should carefully consider the following risk factors, together with the other information contained in this Amendment No. 1 on Form 10-Q/A to our quarterly report on Form 10-Q and in our final prospectus dated and filed with the SEC, on January 26, 2015, pursuant to Rule 424(b) of the Securities Act, as supplemented by the prospectus supplement filed February 2, 2015 and the prospectus supplement filed April 27, 2015, including our financial statements and the related notes appearing at the end of our final prospectus, before making your decision whether to hold, purchase or sell shares of our common stock. We cannot assure you that any of the events discussed in the risk factors below will not occur. If any of the risks discussed in this report occur, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected, in which case the trading price of our common stock could decline significantly and you could lose all or part of your investment. Some statements in this Amendment No. 1 on Form 10-Q/A to our quarterly report on Form 10-Q, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Cautionary Statement Regarding Forward-Looking Statements.”

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We have discovered and may in the future discover areas of our internal controls that need improvement.

For example, subsequent to the end of the period covered by this report, our management identified an error in our calculation and reporting of the weighted average shares of common stock outstanding, and the related net loss per common share (basic and diluted), for the six month periods ended September 30, 2013 and 2014, the three and nine month periods ended December 31, 2013 and the nine month period ended December 31, 2014. Specifically, in calculating the weighted average shares of common stock outstanding, management incorrectly considered the effect of two corporate actions the Company completed in connection with its June 2014 Private Placement, including the Corporate Actions, as if such events occurred at the beginning of each of these reporting periods, instead of only considering the effect of these Corporate Actions after their effective date in June 2014. As a result, our disclosure of the weighted average shares of common stock outstanding for the three and nine month periods ended December 31, 2013 and the nine month period ended December 31, 2014 were higher, and our disclosure of the related net loss per common share (basic and diluted) were lower, than they should have been if we correctly gave effect to the Corporate Actions only after their effective date in June 2014. Although the corrections have no impact on the Company’s net loss reported in the statements of operations, balance sheets or the statements of cash flows for the above mentioned periods and our audit committee did not determine that our financial statements for such periods should no longer be relied upon as a result of the errors in the presentation of the weighted average shares of common stock outstanding, our management identified a significant deficiency in our internal control over financial reporting. To remediate the significant deficiency in our internal control over financial reporting, we are developing and implementing new internal control procedures, including additional training and review procedures, to ensure we appropriately track, calculate and report the weighted average shares of common stock outstanding, and related net loss per common share (basic and diluted), in future reporting periods.

Prior to becoming a public reporting company in January 2015, we had not been subject to public reporting requirements and had not been required to assess our internal controls. We cannot be certain that we will be successful in implementing or maintaining adequate internal control over our financial reporting and financial processes. Furthermore, as we grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. Additionally, the existence of any material weakness or significant deficiency in the future may require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect us.

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

On January 26, 2015, we completed a private placement with a secondary closing on January 30, 2015. We sold 57,470 shares of common stock at a purchase price of $25.00 per share. The purpose of this private placement was to secure additional round lot stockholders to enable us to satisfy the initial listing standards of The Nasdaq Capital Market. We intend to use the net proceeds for general corporate purposes, including working capital.

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

PACIFIC DATAVISION, INC.

Date:	April 27, 2015	/s/ John Pescatore
John Pescatore
President and Chief Executive Officer (Principal Executive Officer)

/s/ Timothy Gray
Timothy Gray
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of Pacific DataVision, Inc. (the “Company”)

3.2(1)	Amended and Restated Bylaws of the Company

4.1(1)	Form of Common Stock Certificate of the Company

4.2(1)	Registration Rights Agreement, dated June 10, 2014, by and among the Company, certain of the Company’s executive officers named therein, and FBR Capital Markets & Co., on behalf of the investors participating in the June 2014 private placement.

4.3(1)	Amended and Restated Investor Rights Agreement, dated October 2010, by and among the Company and investors named therein

4.4(1)	Amendment and Waiver of Rights under Amended and Restated Investor Rights Agreement, approved May 30, 2014, by and among the Company and the investors named therein

4.5(1)	Form of Common Stock Purchase Warrant, dated August 6, 2004, by and among the Company and the investors therein

4.6(1)	Note and Warrant Purchase Agreement, dated January 1, 2013, by and among the Company and the investors named therein

4.7(1)	Form of Redeemable Convertible Promissory Notes, dated January , 2013

4.8(1)	Amendment to Redeemable Convertible Promissory Notes, approved May 30, 2014

4.9(1)	Working Capital Advance Agreement, dated August 1, 2010, by and among the Company and Brian McAuley

4.10(1)	Amended and Restated Promissory Note, dated September 1, 2010, as amended March 31, 2011, by and among the Company and Brian McAuley

4.11(1)	Form of Convertible Promissory Note issued to certain of the Company’s employees

4.12(1)	Registration Rights Agreement, dated September 15, 2014, by and between the Company and Machine License Holding, LLC.

10.1(1)+	2004 Stock Plan, as amended

10.2(1)+	Form of Stock Option Agreement under 2004 Stock Plan

10.3(1)+	2010 Stock Plan, as amended

10.4(1)+	Form of Stock Option Agreement under 2010 Stock Plan

10.5(1)+	Form of Restricted Stock Unit Agreement under 2010 Stock Plan

10.6(1)+	2014 Stock Plan

10.7(1)+	Form of Notice of Grant of Stock Option and Stock Option Agreement under 2014 Stock Plan

10.8(1)+	Form of Notice of Grant of Restricted Stock Unit and Restricted Stock Unit Agreement under 2014 Stock Plan

10.9(1)+	Form of Indemnification Agreement by and among the Company and its officers and directors

10.10(1)+	Employment Agreement, dated August 9, 2004, by and among the Company and John Pescatore

10.11(1)+	Amendment to Employment Agreement, dated June 1, 2012 by and among the Company and John Pescatore

10.12(1)+	Employment Agreement, dated July 1, 2004, by and among the Company and Frank Creede

10.13(1)+	Amendment to Employment Agreement, dated June 1, 2012 by and among the Company and Frank Creede

10.14(1)†	Asset Purchase Agreement, dated May 13, 2014, by and among the Company and FCI 900, Inc., ACI 900, Inc., Machine License Holding, LLC, Nextel WIP License Corp., and Nextel License Holdings 1, Inc.

10.15(1)	Letter Amendment to the Asset Purchase Agreement, dated May 28, 2014, by and among the Company and FCI 900, Inc., ACI 900, Inc., Machine License Holding, LLC, Nextel WIP License Corp., and Nextel License Holdings 1, Inc.

10.16(1)	Trust Agreement, dated June 10, 2014, by and among the Company, the investors named therein, T. Clark Akers and Wilmington Trust

10.17(1)	Escrow Agreement, dated June 10, 2014, by and among the Company, FBR Capital Markets & Co. and Wilmington Trust

10.18(1)†	Management Services Agreement, dated September 15, 2014, by and between Sprint Spectrum, L.P. and the Company

10.19(1)†	License Agreement, dated September 15, 2014, by and between Sprint/United Management Company and the Company

10.20(1)†	Spectrum Rights Agreement, dated September 8, 2014, by and between PDV Spectrum Holding Company, LLC and Motorola Solutions, Inc.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-201156), filed with the SEC on December 19, 2014
+	Management Compensation Plan
†	Portions of this exhibit have been omitted pursuant to a Confidential Treatment Request under Rule 24b-2 filed with and approved by the SEC.
*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.