Form 10-K
period 2015-03-31
Pacific DataVision, Inc.
filed 2015-06-10
CIK 1304492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The registrant did not have a public float on the last business day of its most recently completed second fiscal quarter because there was no public market for the registrant’s common equity as of such date.

As of June 4, 2015, 14,255,493 shares of the registrant’s common stock were outstanding.

PACIFIC DATAVISION, INC.

FORM 10-K

For the fiscal year ended March 31, 2015

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Various statements contained in this Annual Report on Form 10-K, or Annual Report, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. Our forward-looking statements are generally, but not always, accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “should,” “will,” “may,” “plan,” “goal,” “can,” “could,” “continuing,” “ongoing,” “intend” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. There can be no assurance that actual developments will be those anticipated by us. Actual results may differ materially from those expressed or implied in these statements as a result of significant risks and uncertainties, including, but not limited to:

•	we have no operating history with respect to our proposed principal business;

•	customers may not adopt our technology or renew their services with us;

•	we may not be able to keep pace with rapid technological changes or the changes in the demands of our customers;

•	any efforts we pursue to increase the value of our spectrum may not be successful;

•	we will rely on the equipment and selling efforts of other parties, such as Motorola’s dealer network;

•	the wireless communication industry is highly competitive and we may not compete successfully;

•	our competitors may improve their existing technology and reduce our competitive advantage;

•	we may not be able to enter our targeted markets quickly enough to compete effectively;

•	we may not be able to compete on price because some of our competitors are financially stronger than we are;

•	spectrum is a limited resource, and we may not be able to obtain sufficient spectrum to support our planned business operations and future growth; and

•	government regulation could adversely affect our business and prospects.

These and other important factors, including those discussed under “Business” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Any or all of our forward-looking statements in this Annual Report may turn out to be inaccurate. The inclusion of this forward-looking information should not be regarded as a representation by us, or any other person that the future plans, estimates or expectations contemplated by us will be achieved. All forward-looking statements are necessarily only estimates of future results, and there can be no assurance that actual results will not differ materially from expectations, and, therefore, you are cautioned not to place undue reliance on such statements. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Annual Report. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

1	Page

PART I.

ITEM 1.	BUSINESS

Overview

We are the only nationwide licensee of spectrum focused on implementing a nationwide dispatch network dedicated solely to businesses. We intend to deploy our network in 20 major metropolitan areas in the United States and to focus on serving dispatch-centric small and medium-sized businesses with fewer than 1,000 employees. We conduct business under the name pdvWireless.

Private Carrier Dispatch

Historically, the dispatch-centric market was primarily served by private networks constructed and operated by enterprises for their own use as well as local Specialized Mobile Radio, (“SMR”), operators. The first SMR operators received authorization from the Federal Communications Commission, (“FCC”), to offer services on their licensed spectrum in 1980. In 1987, Brian McAuley and Morgan O’Brien, our Chairman and Vice Chairman, respectively, founded Nextel Communications to acquire 800 MHz SMR licenses issued by the FCC and to launch what became a nationwide dispatch radio network. Motorola collaborated with them to introduce and deploy the Integrated Digital Enhanced Network (“iDEN”) technology on which the digital dispatch radio network was based. After developing the network and growing the total number of subscribers to approximately 23 million, Nextel merged with Sprint in August 2005 at a stand-alone value of approximately $36 billion.

In June 2013, Sprint de-commissioned the legacy Nextel iDEN network, which used the 900 MHz spectrum band, in favor of a deployment of 4G technologies, particularly the global standard LTE. Sprint has attempted to move its iDEN customers over to its deployed 4G network, which is comprised of contiguous spectrum at 800 MHz, 1900-2100 MHz and 2500 MHz. In addition to Sprint, most of the other large U.S. Tier 1 carriers offer a push-to-talk, (“PTT”), product. However, because these carrier PTT services are super-imposed on a network designed primarily for telephony and data, many short-comings exist. Most apparent are latency (or delay) experienced after the “button” has been pushed due to user unavailability or inactive applications, as well as decreased quality of service and overall functionality and ease of use. While much innovation has been applied, and many downloadable dispatch applications have been developed by third parties, with varying degrees of success, there are still issues in the way that one-to-one and one-to-many communications are handled on telephony and data-based networks. The ease and simplicity of the iDEN “chirp” has been lost due to the complications that are inherent in a service that is not at the core of the carriers’ offerings and is super-imposed on networks primarily designed for alternative uses.

We believe that there are millions of former iDEN users, particularly in a number of industry verticals that are dispatch-centric (and on which we intend to focus), for whom the ease and simplicity of instant communications through PTT was the most compelling feature of iDEN. We believe that these customers, although only a subset of the former 23 million iDEN subscribers, will respond favorably to a new product that features performance and ease of use comparable to iDEN, which we intend to provide. As a result, we believe a void in the marketplace and a compelling opportunity to fill that void now exists.

Our Market Opportunity

The demand for wireless telecommunications has grown rapidly over the last twenty years, driven by the increased availability of services, technological advancements, regulatory changes, increased competition and lower prices. Within the wireless telecommunications industry, we believe there is a subset of users who demand a tailored solution suited to the dispatch-centric nature of their businesses. These dispatch-centric users typically have extended mobile asset and human resource profiles and have business operations that require simple, instant and reliable communications among their employees and business partners. These businesses operate within industry verticals such as construction, distribution, transportation, field services, waste management and hospitality. Given the nature of their operations, we believe certain users prefer instant PTT communication

Page	2

capabilities, which allow them to communicate with one touch of a “button” to another user (one-to-one) or many users (one-to-many) within their organizations. In dispatch applications, PTT provides several advantages to its users over telephony and data-based services, including: an easy-to-operate one-touch button, efficiency of communications and rugged equipment optimal for field use. Overall, PTT provides these users with functionality that increases speed, simplicity and reliability of communications.

In connection with our issuance and sale of 10,925,000 shares of our common stock pursuant to Rule 144A, Regulation S and Section 4(a)(2) under the Securities Act completed in June 2014 (the “June 2014 private placement”), we estimated the potential size of our addressable market by analyzing the 20 largest metropolitan statistical areas (“MSAs”) in the United States. Based on our analysis, we estimate that there are approximately 6.8 million users that are employed by our target customers within these 20 largest MSAs, which are small and medium-sized businesses of 1,000 or fewer employees in the construction, distribution, transportation, field services, waste management, and hospitality verticals. This translates to an addressable market size of approximately $2 billion to $5 billion in these 20 largest MSAs assuming that each such user is paying between $25 to $60 per month for their wireless services today.

We intend to establish our dispatch network in 20 major metropolitan areas throughout the United States. We expect that the 20 major metropolitan areas we select will include most, but not all, of the 20 largest MSAs. We plan to select our markets as well as the order of our network rollout based on a number of factors, including: the overall population size of the market, the number of dispatch-centric businesses in the market, the cost and effort required to establish our network in the market, the existing competition in the market and the strength of our distribution partners in the market. We anticipate our first markets will be located in the South and Northeast regions, with additional markets to be located in the Midwest, Southwest and West Coast regions. We intend to have sites in service in our first four markets by the end of June 2015. We have commenced the site development process for these markets, including leasing cell tower sites and engaging in the engineering work required to bring sites into service. We have also commenced the process of retaining wireless dealers to act as our sales representatives for our network services in these markets. In March 2015, we commenced beta testing of our network in our first market.

Our Spectrum Assets

On September 15, 2014, we acquired assets from Sprint, which included: (i) FCC licenses sufficient to operate a nationwide dispatch network in the 900 MHz band (the “FCC Licenses”) and (ii) certain 900 MHz equipment (collectively, the “Spectrum Assets”). Sprint divested the Spectrum Assets (which accounts for, on average, approximately 60% of the private radio band at 900 MHz in the top 20 metropolitan markets in the United States) primarily because the channel assignments are non-contiguous and not currently useable for the broadband technology Sprint is deploying. We purchased the Spectrum Assets for $100 million, with $90 million paid in cash from the proceeds of the June 2014 private placement and $10 million paid in shares of our common stock. We estimate that we acquired the Spectrum Assets for approximately $0.06 per MHz of the U.S population in our licensed market area (“MHz/POP”). As of March 31, 2015, Sprint held approximately 4.00% of our issued and outstanding shares of common stock.

The FCC has allocated the 900 MHz band into 40, 10-channel blocks of contiguous channels alternating between blocks for operation of SMR commercial systems and for operation of systems and blocks designated for Business/Industrial/Land Transportation (“B/ILT”) users, with FCC rules also enabling B/ILT blocks to be converted to SMR use. Subsequently, the FCC conducted overlay auctions on the SMR designated blocks that awarded geographic based licenses on a Major Trading Area (“MTA”) basis while affording operational protection to incumbent, site-based licensees in those areas. We are now the largest licensee in the 900 MHz band, holding, on average, approximately 60% of the total number of SMR and B/ILT licensed frequencies in the 900 MHz band in the top 20 metropolitan markets in the United States. We hold almost every SMR MTA geographic license in all but a few markets in the United States, which provides us with a nationwide footprint in the contiguous United States plus Hawaii, Alaska and Puerto Rico as well as licenses for B/ILT and converted B/ILT licenses in most major markets, for an average of 240, 900 MHz channels in the top 20 metropolitan markets in the United States. We are not aware of any material interoperability issues with the 900 MHz spectrum licenses we acquired from Sprint.

3	Page

Our Spectrum Opportunity

The current non-contiguous spectrum we acquired from Sprint is available for immediate use by proven narrowband technologies and we believe is more than sufficient to support our current business plan. Nevertheless, we believe that customer demand for high speed data and video services, even in the case of PTT users, should provide an impetus for the FCC to consider and potentially approve a change of a portion of the 900 MHz spectrum from narrowband to broadband. We believe there is a directly relevant precedent for this change within the 800 MHz band. In the 1990’s, licensees of the 800 MHz spectrum, including Nextel, approached the FCC with a request to revise its rules to permit a rebanding, or reconfiguration, of portions of the spectrum to create a broadband opportunity. The 800 MHz spectrum, on which Sprint is currently deploying portions of its network, is now, as a result of a series of FCC proceedings, a contiguous block of 14 MHz, or 7 MHz by 7 MHz (7x7 MHz).

In November 2014, we and the Enterprise Wireless Alliance submitted a Joint Petition for Rulemaking to the FCC to propose realignment of a portion of the 900MHz spectrum from narrowband to broadband. In response to this filing, the FCC issued a public notice requesting public comments from interested third parties and asked a number of questions about our Joint Petition for Rulemaking. A number of interested third parties, including several incumbent operators, filed comments with the FCC expressing their views, including both support and concern, and asking a number of technical questions about our Joint Petition for Rulemaking. In March 2015, we scheduled and participated in an ex-parte meeting with the FCC to discuss our responses to the questions raised by the FCC and by third parties through the public comment process, and in May 2015, we and the Enterprise Wireless Alliance filed proposed rules with the FCC related to our Joint Petition for Rulemaking. The proposed rules outline our recommended procedural and technical operating parameters, including field strength limits, and processes related to the administration and sequence of the proposed realignment of the 900 MHz band. Although we believe our Joint Petition for Rulemaking is proceeding through the FCC process as we anticipated, we expect FCC consideration of our request to repurpose a portion of the 900 MHz spectrum from narrowband to broadband will take a significant amount of time. In addition, there is no assurance that the FCC will adopt our proposed rules, or ultimately approve our Joint Petition for Rulemaking. Further, the FCC may impose a number of requirements or restrictions on our business as a condition of its potential approval of our realignment request, which may include requiring us to acquire additional spectrum, to provide comparable facilities to incumbent licensees and pay the cost of their realignment and to utilize an emission mask with advanced filtering capability specifically designed to protect licensees in adjacent bands, all of which would be reflected in the total cost of implementing our realignment request.

Recent Corporate Highlights

During our fiscal year ended March 31, 2015 (“Fiscal 2015”) and through the date of this Annual Report, we have achieved a number of corporate milestones and successes:

•	We assembled a management team of telecommunications industry veterans focused on building the nation’s most business-centric, value-oriented wireless communications solutions provider.

•	In June 2014, we completed a private placement financing in which we raised net proceeds of approximately $202.0 million.

•	In September 2014, we secured the necessary FCC approvals and completed our acquisition of spectrum from Sprint Corporation for $100 million, including $90 million in cash and $10 million in shares of our common stock.

•	In September 2014, we entered into an agreement with Motorola Solutions, Inc. in which Motorola agreed to lease a portion of our spectrum in exchange for an upfront, fully-paid leasing fee of $7.5 million and a $10 million investment in us.

•	In October 2014, our President and Chief Executive Officer, John Pescatore, became a member of the board of directors of the Enterprise Wireless Alliance and we attended its leadership summit as the first step in raising our profile in the wireless industry.

Page	4

•	In October 2014, we began the process of building out our dispatch network.

•	In November 2014, we and the Enterprise Wireless Alliance filed a Joint Petition for Rulemaking with the FCC proposing a realignment of a portion of the 900MHz spectrum from narrowband to broadband. The petition was placed on Public Notice by the FCC and comments and reply comments were received in January of 2015.

•	In February 2015, we became a public reporting company and listed common stock for trading on The NASDAQ Capital Market under the symbol “PDVW.”

•	In March 2015, we participated in an ex-parte meeting with the FCC to discuss our responses to the questions raised by the FCC and by third parties through the public comment process.

•	In late March 2015, we commenced beta testing of our dispatch network in our first market. We plan to deploy our networks in 20 major metropolitan markets over the next eighteen months.

•	In May 2015, we and the Enterprise Wireless Alliance filed proposed rules with the FCC related to our Joint Petition for Rulemaking, which outline recommended procedural and technical operating parameters, and processes related to the administration and sequence of the proposed realignment of the 900 MHz band. The proposed rules were placed on Public Notice for comments through June 29, 2015 with reply comments due on July 14, 2015.

•	In May 2015, we completed a registered follow-on public offering of common stock resulting in the sale of 1,725,000 shares at a purchase price to the public of $40.00 per share, which includes 225,000 shares sold pursuant to the underwriters’ exercise of their over-allotment option. Net proceeds were approximately $64.8 million after deducting underwriting discounts and commissions, and estimated offering expenses.

Our Dispatch Product Offerings

For our targeted set of dispatch-centric small and medium-sized business customers, we intend to offer our DispatchPlus communication service that will allow users to instantly set up PTT communications – either privately (one-to-one) or within a group (one-to-many) – within a regional service area. We have entered into a reseller agreement with Motorola, in which Motorola has agreed to provide us with its state-of-the-art Motorola Digital Technology that we intend to use for our network and for the handsets and devices we or our sales representatives offer to customers.

We also intend to include our proprietary, cloud-based pdvConnect mobile resource management solution as part of our DispatchPlus communication service. We designed pdvConnect to help companies increase their productivity through the delivery of real-time information from mobile workers to dispatch operators. The solution will enable quick response among workers in the field and streamlined dispatch operations through faster exchanges of information by prioritizing messages from the field, which can reduce or eliminate wasteful “on hold time,” and will aid in documenting incidents or work activities and collecting operational data to improve customer satisfaction. As a cloud-based solution, pdvConnect will allow users to deliver voice messages to any computer (via the internet) or to any phone on any network, thereby greatly enhancing the PTT communication capabilities of field personnel and allowing them to communicate not only with personnel within their organizations, but also with suppliers, vendors and customers.

Our pdvConnect mobile resource management solution will come bundled with the PTT handsets and devices offered to our customers. Therefore, each handset and device will be “ready out of the box” and will not require additional downloading of software. We also intend to offer customers our DispatchPlus solution at a monthly price that is significantly lower than the price they would pay for comparable services and functionality from the large carrier networks (Tier 1). Based on our market research, the Tier 1 carriers currently charge their customers monthly fees of $50 or more per subscriber for a comparable set of service and applications (i.e., unlimited PTT, mobile resource management solutions and SMS messages). We intend to primarily offer our DispatchPlus solution to customers indirectly by entering into sales representative agreements with existing wireless dealers.

5	Page

We intend to leverage Motorola’s nationwide dealer network, which we believe consists of over 750 dealers nationwide in more than 1,500 locations, to select sales representatives. We believe this will enable us to reduce the upfront cost of establishing a nationwide sales and distribution network and will allow us to more quickly achieve sales productivity.

Currently, our target customers use PTT products on Tier 1 carriers via cellular systems or on local SMR networks. However, we believe our proprietary solution should provide significant advantages against each.

DispatchPlus versus Tier 1 Carrier Dispatch. For customers who require reliable dispatch radio service, we believe our solution will be superior to current services provided by the Tier1 carriers due to several key factors, including:

•	Lower monthly price – We will offer our solutions at a monthly price that is significantly lower than the monthly service fees currently charged by Tier 1 carriers for comparable features and applications.

•	Simplicity – Our handsets will allow for one-button dispatch calls (one-to-one and one-to-many) and are purpose-built for and dedicated to dispatch and field use.

•	Functionality – Our network and customer handsets and devices will be dedicated to dispatch (not super-imposed on a network designed for telephony and data), allowing for decreased latency and improved functionality and overall ease of use.

•	Support – We intend to provide an enterprise-grade, dedicated customer support team with specific expertise in dispatch communications and mobile resource management solutions.

DispatchPlus versus Traditional Local SMR Dispatch. We believe our solution will be superior to current products offered by local SMR providers due to several key factors, including:

•	Coverage – We have the opportunity to offer our customers a consistent service across a greater coverage area given our national spectrum position.

•	Simplicity – Our unique, patented resource management tool will be included in our solution for one low price. On local SMR networks, some of the functionality, but not all, can be obtained through separate purchases from multiple third-party vendors.

•	Functionality – We believe the workforce enhancement features included in our pdvConnect mobile resource management solution, some of which are not offered on local SMR networks, will allow our customers to recognize superior value and return on investment.

•	Capacity – While many local SMR operators have constrained spectrum, the spectrum we acquired from Sprint will generally support significantly more customers per target market (See “– Our Market Opportunity”).

Our Current Operations. We currently offer our proprietary, cloud-based pdvConnect mobile resource management solution to dispatch-centric business customers who utilize Tier 1 cellular networks. We market pdvConnect through our direct sales force and indirectly through two Tier 1 carriers in the United States. We previously marketed through an international Tier 1 carrier in Mexico. Our agreement with such international carrier will end during the first quarter of Fiscal 2016. We have entered into standard reseller, co-marketing and license agreements with these third-party carriers in the ordinary course of business. Our Tier 1 carrier partners market pdvConnect as an available application to complement their wireless service offerings. Generally, pdvConnect has been offered at a monthly unit price of up to $19.99. For the year ended March 31, 2015, approximately 97% and 3% of our revenues were from domestic and international sales of pdvConnect, respectively. Revenues from these three carriers accounted for 54%, 28% and 3% of our revenues for Fiscal 2015, respectively. Nevertheless, based on the net proceeds we received in the June 2014 private placement and our current business strategy, we do not believe that the loss of any one of these third-party carriers would have material adverse effect on our business taken as a whole. Since inception, we have invested over $10 million into developing this proprietary technology.

Page	6

Management Team Expertise. Our senior management team includes Brian McAuley and Morgan O’Brien, who were the co-founders of Nextel. In addition to Messrs. McAuley and O’Brien, our senior management team also includes several executives, including John Pescatore, our President and Chief Executive Officer, Timothy Gray, our Chief Financial Officer, and Leon Frazier, our Chief Sales and Marketing Officer, each of whom were involved in the growth of Nextel’s dispatch business. Their Nextel business plan first offered business users a dedicated dispatch radio network and then consolidated the fragmented 800 MHz SMR industry and eventually launched a nationwide dispatch radio network. They teamed with Motorola to develop the iDEN technology on which the Nextel dispatch radio network was deployed, and Motorola eventually became a major investor in Nextel when it sold Nextel its 800 MHz operations. After growing the subscriber base to approximately 23 million users, Nextel merged with Sprint at a stand-alone value of $36 billion in 2005. Since our acquisition of the Spectrum Assets in September 2014, we continued to assemble a management team of experienced and successful sales, operating, and technology personnel many of whom our senior management team previously worked with at Nextel or at other companies throughout the wireless industry.

Our Competitive Strengths

We believe the following strengths can provide us with a significant competitive advantage in implementing our business strategy:

Executive Team Track Record. Our senior executive team has a long, proven track record, with over 80 years of combined experience in the wireless telecommunications and dispatch radio industry. They are considered to be leaders in the industry and led the creation of the first all-digital nationwide wireless network that brought PTT to the mass business and consumer markets. Brian McAuley and Morgan O’Brien, our Chairman and Vice Chairman, respectively, were the co-founders of Nextel. While Mr. O’Brien remained on the board at Nextel, Mr. McAuley, after serving as Nextel’s President and Chief Executive Officer for seven years, went on to found NeoWorld Communications in 1999. NeoWorld was subsequently purchased by Nextel in 2003. In addition, several members of our current management team held leadership roles at Nextel, including our President and Chief Executive Officer, John Pescatore, who also served at NeoWorld, Leon Frazier, our Chief Sales and Marketing Officer, and Timothy Gray, our Chief Financial Officer. We believe the combined strength of our executive team provides us with a significant competitive advantage.

Dedicated Network. We believe our ability to provide a dedicated network to our targeted dispatch-centric customers in select markets throughout the United States will be a significant competitive advantage. Although the largest carriers offer a PTT service, these PTT solutions are super-imposed on a network designed primarily for telephony and data-based services. As a result, many short-comings exist. Some of these shortcomings can include latency, or delay, issues, as well as reduced quality, functionality and overall ease of use. We believe our network solution, which will be dedicated to dispatch, can restore the speed, simplicity and reliability demanded by our targeted dispatch-centric customers and can enhance their communications within their organizations and with their suppliers, vendors and customers.

Bundled Mobile Resource Management Solution. Our DispatchPlus service will bundle our pdvConnect mobile resource management solution with a dedicated network and customer handsets and devices designed for dispatch and PTT communications, all at a monthly price that is significantly lower than the price customers would pay for comparable services and functionality from the Tier 1 carriers. While SMR dispatch providers may offer their solutions at competitive prices, we believe our DispatchPlus service should provide two significant advantages: (i) our service should provide greater coverage given our nationwide spectrum position and (ii) our service will include our proprietary pdvConnect solution, which, on local SMR networks, can only be obtained piecemeal through separate purchases from third-party vendors.

Attractive Pricing Model. We believe our total solution should provide significant value for our dispatch-focused customers and arguably greater value than our competitors’ comparable offerings. We intend to offer our solution at a monthly price that is significantly lower than the monthly fees currently charged by Tier 1 carriers for

7	Page

comparable offerings. In addition, given the amount of “prime” (below 1 GHz) spectrum we acquired, and particularly the price at which we acquired it, we believe our cost for spectrum is considerably less than recent industry transactions, which should provide us with the opportunity to provide significant value to our customers. We believe the value that we can offer to our customers will drive our ability to attain market share and increase our market penetration.

Robust Financial Model. We believe several advantages in our business model will drive attractive financial returns. We plan to deploy a network using high-site, high-power architecture, which on average will initially require 10 to 12 sites per market, as compared to hundreds of sites required by the low-site, low-power architectures that many of our competitors utilize. We believe this will drive significantly lower operating expense and capital expense obligations versus Tier 1 carriers. Also, because our solution is integrated with a customer’s business processes and the customer makes an investment in the equipment when they select our solution, we believe that the churn rate of our target customers will be lower than the churn rate experienced by Tier 1 carriers, driving a more predictable revenue stream.

Strategic Relationships. We have long-standing relationships with customers, vendors and wireless industry leaders. We have entered into a reseller agreement with Motorola, in which Motorola has agreed to provide us with its state-of-the-art Motorola Digital Technology that we intend to use for our network and for the handsets and devices we offer customers. In addition, we intend to leverage Motorola’s nationwide dealer network, which we believe consists of over 750 dealers nationwide in more than 1,500 locations, to sell our service. We believe this will enable us to reduce the upfront cost of establishing a nationwide sales and distribution network and will allow us to more quickly achieve sales productivity. Also, we believe our long-standing relationships with our customers and wireless industry leaders will help us develop our dispatch network. In addition, in connection with the acquisition of the Spectrum Assets, our subsidiary, PDV Spectrum Holding Company, LLC, entered into an agreement with Motorola in which it agreed to lease a portion of our FCC Licenses in exchange for an upfront, fully-paid lease fee of $7.5 million and a $10 million investment in the Class B Units of PDV Spectrum Holding Company, LLC. Motorola has the right at any time to convert its Class B Units on a one-for-one basis into 500,000 shares of our common stock, representing a conversion price of $20.00 per share. We have the right to force Motorola’s conversion into shares of the Company’s common stock on the occurrence of certain corporate events or at our election after September 15, 2016. Motorola is not entitled to any profits or other distributions from the operations of PDV Spectrum Holding Company, LLC.

Under the terms of our lease agreement with Motorola, Motorola can use the leased channels to provide narrowband services to certain qualified end-users. The end-users can only use the leased channels for their own internal communication purposes. The end-users cannot sublease the channels to any other end-users or to any commercial radio system operations or carriers.

The lease agreement specifically states that the channels leased to Motorola will not be used in a manner that would be competitive with our services and limits the total number of channels that Motorola can lease. The lease agreement provides us with flexibility regarding the future use and management of our spectrum, including setting forth relocation and repurposing policies for the leased channels.

Motorola cannot enter contracts with end-users after December 31, 2020 without our consent and the payment of an additional fee. The initial lease period for any end-user cannot last more than seven years, and the lease can be renewed for up to three years for an aggregate lease period of up to 10 years. In addition, we agreed to purchase equipment manufactured by Motorola for our network, provided that Motorola makes reasonable efforts to ensure the equipment meets our required sourcing criteria.

Our Business Strategy

We intend to seek to generate revenue growth through the following strategies:

Establish a Nationwide Presence. We are a licensee of nationwide spectrum in the 900 MHz band. We intend to establish a nationwide presence by first entering 20 major metropolitan areas in the United States. Within these

Page	8

markets, we intend to provide a dedicated network to our targeted dispatch-centric customers, which we believe will reduce many of the functionality issues these customers currently experience on the Tier 1carrier networks and will allow for full operability, even during high usage events. As the only nationwide licensee focused on the dispatch network, we will have the opportunity to offer strong dispatch-only coverage in the United States, which will allow us to serve businesses with a presence in more than one local market. In addition, we believe this national presence should provide us with both scale and leverage that existing local SMR competitors may have difficulty achieving. We intend, based on current assessments, to have sites in service in our first four markets by the end of June 2015. We believe, based on our current assessments, that the expenses to establish our dedicated network in these 20 metropolitan areas will range from $30 million to $50 million.

Provide a Differentiated Service. Following Sprint’s decision to de-commission its iDEN network in June 2013, we believe a compelling opportunity to provide a differentiated PTT service has emerged. We intend to provide our differentiated DispatchPlus solution using state-of-the-art technology on dedicated networks in 20 major metropolitan areas throughout the United States. DispatchPlus, comprised of PTT communications and our proprietary pdvConnect solution, will provide our customers with instant PTT communications abilities combined with a holistic workforce management solution, pdvConnect, that allows our customers to achieve greater workplace efficiency and return on investment. We believe DispatchPlus should provide our target customer group with the speed, simplicity, reliability and efficiency they demand.

Acquire and Retain the Most Valuable Customers. We intend to focus on acquiring and retaining the most valuable customers spanning industry verticals that have historically been dispatch-centric. These verticals include construction, distribution, transportation, field services, waste management and hospitality. Given the potential advantages of our service over current PTT and dispatch solutions, we believe that we have the opportunity to gain market share as our customers choose our solution for a variety of factors, including price, quality of service, functionality, reliability and ease of use. In addition, because our solution is integrated with a customer’s business processes and the customer makes an investment in equipment when they select our solution, we believe that the churn rate of our target customers will be significantly lower than the churn rate experienced by Tier 1 carriers, driving a more predictable revenue stream.

Leverage our Established Industry Relationships. Due to our executive team’s long, proven track record, we have significant market expertise and established industry relationships. We have significant relationships with wireless industry leaders and PTT operators. We intend to leverage these relationships in order to provide us with both a strategic and operational advantage. In addition, we intend to leverage our existing relationships to hire and retain experienced and successful sales, operating, and technology personnel. We have entered into a reseller agreement with Motorola, who has agreed to provide us with its Motorola Digital Technology that we intend to use for our network and for the handsets and devices we offer to our customers. We also intend to utilize Motorola’s existing dealer network to sell our service. We believe this approach will “jump start” our sales and distribution network, thus reducing the typical distribution start-up costs and providing more immediate sales productivity.

Strategically Expand and Enhance Geographic Market Presence. Once we have successfully entered our initial 20 target markets, we intend to seek to further expand and enhance our geographic market presence into other attractive market areas, including smaller, medium-sized markets through a variety of means, including deploying our own systems, leasing or franchising operations throughout the United States.

Increase the Value of Our Spectrum. We hold, on average, approximately 60% of the private radio band at 900 MHz in the top 20 metropolitan markets in the United States. While we intend to provide our DispatchPlus product on narrowband technologies over the shorter term, we anticipate demands for high speed data and video services, even in the case of PTT users, should provide an impetus for change over the longer term. We believe our past successes, combined with our anticipated market position as a leading private dispatch carrier, provides us with the opportunity to request that the FCC repurpose a portion of our spectrum. We believe this strategy can significantly increase the value of our spectrum, possibly leading to 3x3 MHz broadband opportunities. In

9	Page

furtherance of this strategy, we and the Enterprise Wireless Alliance submitted a Joint Petition for Rulemaking to the FCC to propose realignment of a portion of the 900MHz spectrum from narrowband to broadband. In response to this filing, the FCC issued a public notice requesting public comments from interested third parties and asked a number of questions about our Joint Petition for Rulemaking. A number of interested third parties, including several incumbent operators, filed comments with the FCC expressing their views, including both support and concern, and asking a number of technical questions about our Joint Petition for Rulemaking. After these public comments were filed, we scheduled and participated in an ex-parte meeting with the FCC to discuss our responses to the questions raised by the FCC and by third parties through the public comment process, and in May 2015, we and the Enterprise Wireless Alliance filed proposed rules with the FCC related to our Joint Petition for Rulemaking. The proposed rules outline our recommended procedural and technical operating parameters, including field strength limits, and processes related to the administration and sequence of the proposed realignment of the 900 MHz band. Although we believe our Joint Petition for Rulemaking is proceeding through the FCC process as we anticipated, we expect FCC consideration of our request to repurpose a portion of the 900 MHz spectrum from narrowband to broadband will take a significant amount of time, and there is no assurance that the FCC will approve our request. Furthermore, any FCC approval or repurposing may be subject to legal objections from other licensees and users of the 900 MHz spectrum. As a result, there is no assurance that we will ultimately be successful in obtaining the necessary approvals required to repurpose a portion of the 900 MHz spectrum from narrowband to broadband. In addition, the FCC may impose a number of requirements or restrictions on our business as a condition of its potential approval of our realignment request, which may include requiring us to acquire additional spectrum, to provide comparable facilities to incumbent licensees and pay the cost of their realignment and to utilize an emission mask with advanced filtering capability specifically designed to protect licensees in adjacent bands, all of which would be reflected in the total cost of implementing our realignment request.

We intend to prioritize our future expenditures on acquiring additional FCC licenses for spectrum, including SMR blocks and site specific licenses, that we believe will ease the process of repurposing a portion of the 900 MHz spectrum from narrowband to broadband if and when the FCC approves our Joint Petition for Rulemaking.

Our Network and Technology

Our devices, including our handsets and vehicle-mounted devices, as well as the state-of-the-art dispatch network infrastructure that we intend to deploy has been developed and designed by Motorola.

Our Network Technology. For over 80 years, Motorola has set the standard for dispatch radio and PTT. Currently, Motorola and the Company are discussing the use of MotoTRBO, a fully digital, Time-Division Duplexing (“TDD”) technology, which is highly efficient given its ability to derive two voice paths from a single 12.5 KHz channel. MotoTRBO is state-of-the-art technology that provides superior voice quality and PTT functionality. Motorola also has other digital radio technologies which the Company may choose to deploy.

Our network will be supported by Motorola Digital Technology, including serving as the necessary hardware on which our network will be propagated, via high-site, high-power architecture and through rugged personal devices. This is an important distinction about our network, versus cellular. We intend to use the high-site, high-power architecture that puts PTT at the core of functionality. In contrast to cellular technologies, such as the former iDEN network, our network architecture will not be based on a low-elevation, low-power, multi-site configurations designed to support mobile data and telephony, which requires hundreds, and in some cases thousands, of cell sites in a general market or metropolitan area. Instead, the architecture of Motorola Digital Technology is high-site, high-power with few sites needed in a general market or metropolitan area to provide on-street coverage. As a result, we can deploy our network on far fewer sites in a metropolitan area as compared to cellular technologies. Our network will also be designed for optimum PTT performance either in one-to-one or one-to-many communications. In addition, as preferred by our target customers, the corresponding personal devices we intend to offer will be larger, more powerful, and more “ruggedized” than typical phones and/or smartphones. Although the high-site, high-power architecture is not optimal for cellular telephony and signal

Page	10

coverage can be limited in dense areas, such as being inside of a building in an urban area, it is optimal for PTT dispatch, particularly for one-to-many communications. In addition, because high-power, high-site architecture initially will have approximately 10 to 12 sites per market, as opposed to hundreds required by low-site, low-power architectures, we believe that our cost of deployment and operation will be much less and the time for deployment much quicker. Finally, because the Motorola Digital Technology is a currently existing and proven technology, our network deployment is not subject to developmental risk or supply delays.

Devices. In addition to our network infrastructure, Motorola has agreed to provide our PTT handsets and vehicle-mounted devices. We intend to sell these handsets and devices to end-users through Motorola’s dealer channel. We also intend to include pdvConnect, our patented bundle of cloud-based mobile resource application software, preloaded on these handsets and devices.

Our DispatchPlus Services

We intend to deploy our PTT network in 20 major metropolitan areas throughout the United States. We believe this dedicated network offering will significantly improve latency, functionality, voice quality and ease of use for our customers, which can increase their operating efficiency and provide them with the reliability, speed and simplicity they require.

In addition to providing PTT dispatch services, DispatchPlus will include our existing pdvConnect mobile resource management solution. This proprietary service offering is designed to give customers the ability to instantly set up PTT communications – either privately (one-to-one) or with a group (one-to-many) – within their calling area with just the touch of a “button.” In addition, we believe pdvConnect will help companies increase productivity through the delivery of real-time information from mobile workers to dispatch operators, including Global Positioning System, “GPS”, tracking and real time location, worker status, activity reporting and field event logging. PdvConnect can also integrate with corporate intranets and back-office systems, such as sales force automation, order entry, inventory tracking and customer relationship management. We intend to continually seek to enhance our wireless business solutions to meet the needs of specific customers based on their industry and individualized business needs, including a wide array of fleet and workforce management services that utilize the capabilities of our data network, such as the ability to accurately and in real time, locate handsets using GPS technology. We intend to back our services with an enterprise-grade, dedicated customer support team.

Below is a table that summarizes some of the key features of our pdvConnect suite, most of which we intend to include as part of our DispatchPlus service:

Select pdvConnect Features

•	Intelligent Call Queuing / Prioritization

•	Color Coded Worker Status Mapping

•	PTT Clock In / Out

•	PTT Job Start / Job Complete

•	PTT Broadcast to Any Mobile Device

•	Geofencing

•	Workforce Tracking

•	Locate Nearest Worker

•	Desktop and Tablet Command Center

•	Dispatch Dashboard & Metrics

11	Page

•	Business Reporting

•	Log Arrivals / Departures to Key Locations

Our Sales and Marketing Strategy

We intend to target small and medium-sized businesses with fewer than 1,000 employees. Our plan is to primarily focus on industry verticals that, given the nature of their business and their asset and human resource profile, have historically been dispatch-centric. These verticals include construction, distribution, transportation, field services, waste management and hospitality. We believe our DispatchPlus service should provide these businesses with the instant communication they need, and, coupled with our pre-packaged pdvConnect workforce management solution, the speed and simplicity they need to operate efficiently. We intend to offer our services on a no-contract basis, with services billed on a monthly basis according to the applicable pricing plan.

We intend to establish our dispatch network in 20 major metropolitan areas throughout the United States. We plan to select our markets as well as the order of our network rollout based on a number of factors, including: the overall population size of the market, the number of dispatch-centric businesses in the market, the cost and effort required to establish our network in the market, the existing competition in the market and the strength of our distribution partners in the market. We intend to have sites in service in our first four markets by the end of June 2015 and have commenced the process of retaining wireless dealers to act as our sales representatives for our network services in these markets.

We intend to market and sell our products through indirect sales representatives that primarily consist of the dealer network currently used by the manufacturing partner we select. For example, Motorola currently has a dealer network, which we believe consists of over 750 dealers nationwide at over 1,500 locations. We intend to offer these dealers attractive sales commissions programs, which we intend to include residual fees.

To establish our dispatch network, we intend to execute on a marketing and sales strategy. Our marketing strategy will primarily focus on:

•	Identifying and targeting high-value, small and medium-sized business customers that we believe will benefit from our DispatchPlus service;

•	Developing and bringing to market innovative products and services that continue to differentiate us from other wireless communications service providers that provide PTT solutions; and

•	Focusing our advertising and marketing efforts on communicating the benefits of our services to our targeted group of potential small and medium-sized business customers.

Our Competition

We believe that the market for wireless and dispatch services has been and will continue to be characterized by competition on the basis of price, the types of services and devices offered and quality of service. We will compete with a number of wireless Tier 1 carriers, including the largest four national wireless companies: AT&T, Inc., Verizon Wireless, Sprint Corp. and T-Mobile US Inc. While most of these competitors provide PTT services and mobile resource management solutions, they do not provide customers with a dedicated network for PTT, and prices for services comparable to our DispatchPlus are usually higher or require an additional subscriptions for cellular voice and/or data plans. We believe we will serve a dispatch niche not currently served well be the Tier 1 carriers. (See “– Overview” above).

In addition to the Tier 1 carriers, we also compete with local SMR and other dispatch service providers. While these providers are competitive in terms of price for their basic PTT service, we believe that our proprietary solution should provide a distinct competitive advantage due to our nationwide spectrum footprint as well as our pdvConnect workforce management solution that will come pre-packaged in the devices we deliver. On local

Page	12

SMR networks, some of the functionality, but not all, can be obtained from separate purchases from multiple third-party vendors. We believe our bundled solution provides our customers with additional value along with the speed, simplicity and reliability they demand. (See “– Overview” above).

Our Relationship with Sprint Corporation

On May 13, 2014, we entered into an Asset Purchase Agreement with certain wholly-owned subsidiaries of Sprint Corporation (the “Sprint APA”), to acquire the Spectrum Assets from Sprint, including: (i) FCC licenses to operate a nationwide dispatch network in the 900 MHz band and (ii) certain 900 MHz equipment. We agreed to pay Sprint an aggregate of $100 million, consisting of $90 million in cash and $10 million in shares of our common stock at a price equal to $20.00 per share.

Pursuant to the terms of the Sprint APA, the parties prepared and filed with the FCC the applications necessary to transfer the 900 MHz licenses from Sprint to the Company. The parties also prepared and submitted the filing required by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”).

On September 8, 2014, we obtained the necessary approvals from the FCC to transfer the FCC licenses from Sprint to the Company, and on September 15, 2014, we completed the Spectrum Closing. At the Spectrum Closing, we issued 500,000 shares of our common stock, and delivered the balance of the $90 million purchase price, to Sprint. Pursuant to the Sprint APA, we assumed all liabilities related to the Spectrum Assets after the date of the Spectrum Closing, with Sprint retaining all liabilities that have been incurred prior to the date of the Spectrum Closing. Pursuant to the Sprint APA we also entered into a transition services agreement that details the activities Sprint will perform for the Company related to the continued operation of the Spectrum Assets for a period after the Spectrum Closing. We are required to pay Sprint a customary fee for providing these transition services.

Our Relationship with Motorola

We have signed a reseller agreement with Motorola pursuant to which we have agreed to purchase, and Motorola has agreed to supply us with, Motorola Digital Technology and radio equipment to be used in the operation of our nationwide dispatch radio network.

Additionally, in connection with the Spectrum Closing, Motorola invested $10 million in our subsidiary, PDV Spectrum Holding Company, LLC, that we formed to hold all of the 900 MHz spectrum we acquired from Sprint. Motorola’s ownership interests in the subsidiary is convertible into shares of our common stock at a price equal to the $20.00 per share. Motorola is not entitled to any profits or other distribution from the operations of our subsidiary. We also entered into a spectrum rights agreement pursuant to which we leased 900 MHz spectrum to Motorola.

Intellectual Property

To establish and protect our proprietary technologies and products, we rely on a combination of patent, copyright, trademark and trade-secret laws, as well as confidentiality provisions in our contracts. We have implemented a patent strategy designed to protect our technology and facilitate the commercialization of our product offerings. Currently, our patent portfolio is comprised of six issued U.S. patents, two issued European patents, one issued Canadian patent and one pending U.S. patent application, along with one pending Canadian patent application, all of which have been assigned to and are owned by the Company. In addition, we have several trademarks and service marks to protect our reputation, goodwill and brand. There are no claims or litigation regarding trademarks, patents, copyrights, or service marks. We also rely on trade-secret protection of our intellectual property. We enter into confidentiality agreements with third parties, employees and consultants when appropriate.

13	Page

Regulation

We hold licenses as a non-interconnected, non-common carrier SMR service provider, and are subject to regulation as a Private Mobile Radio Service (“PMRS”) licensee by the FCC. The FCC regulates the licensing, construction, operation and acquisition of our wireless operations and wireless spectrum holdings in the United States.

Within the limitations of available spectrum and technology, PMRS operators are authorized by the FCC to provide non-interconnected mobile communications services, including two-way radio dispatch (sometimes referred to as walkie-talkie), and mobile data and internet services. We intend to use Motorola Digital Technology developed and manufactured by Motorola to deliver these services on our non-contiguous 900 MHz spectrum.

Licensing. Wireless communications providers using the spectrum we are acquiring must be licensed by the FCC to provide communications services at specified spectrum frequencies within specified geographic areas and must comply with the rules and policies governing the use of the spectrum as adopted by the FCC. The FCC issues each license for a fixed period of time, typically 10 years in the case of SMR licenses like ours. While the FCC has generally renewed licenses given to operating companies like us, the FCC has authority to both revoke a license for cause and to deny a license renewal if a renewal is not in the public interest. Furthermore, we could be subject to fines, forfeitures and other penalties for failure to comply with FCC regulations, even if any such non-compliance was unintentional. The loss of any licenses, or any related fines or forfeitures, could adversely affect our business, results of operations and financial condition.

The Communications Act of 1934, as amended, and FCC rules require the FCC’s prior approval of the assignment or transfer of control of wireless licenses, with limited exceptions. The FCC may prohibit or impose conditions on assignments and transfers of control of licenses. Non-controlling interests in an entity that holds a wireless license generally may be bought or sold without FCC approval. The FCC engages in a case-by-case review of transactions that involve the consolidation of spectrum licenses or leases and may apply a spectrum “screen” in examining such transactions. Because an FCC license is necessary to lawfully provide wireless service, if the FCC were to disapprove any such filing, our business plans would be adversely affected. The FCC’s rules permit spectrum lease arrangements for a range of wireless radio service licenses, including our licenses, with FCC oversight. Approval from the Federal Trade Commission and the Department of Justice, as well as state or local regulatory authorities, also may be required if we sell or acquire spectrum.

900 MHz Band Spectrum Reconfiguration. FCC cooperation and approval is required to allow repurposing of 900 MHz spectrum to create a contiguous 6 MHz position in that band consistent with our long-range plans, as well as for the deployment of broadband that is capable of supporting LTE. A decision by the FCC declining to permit the needed spectrum repurposing could have a significant effect on our future plans for provision of broadband services.

FCC Regulations. The FCC does not currently regulate rates for services offered by PMRS providers. We may be subject to other FCC regulations that impose obligations on wireless providers, such as federal Universal Service Fund obligations, which require communications providers to contribute to a fund that supports subsidized communications services to underserved areas and users; rules governing billing, subscriber privacy and customer proprietary network information; roaming obligations; rules that require wireless service providers to configure their networks to facilitate electronic surveillance by law enforcement officials; rules governing spam, telemarketing and truth-in-billing; and rules requiring us to offer equipment and services that are accessible to and usable by persons with disabilities, among others. There are also pending proceedings that may affect spectrum aggregation limits and/or adjustment of the FCC’s case-by-case spectrum screens; regulation surrounding the deployment of advanced wireless broadband infrastructure; the imposition of text-to-911 capabilities; and the transition to IP networks, among others. Some of these requirements and pending proceedings (of which the foregoing examples are not an exhaustive list) pose technical and operational challenges to which we, and the industry as a whole, have not yet developed clear solutions. We are unable to

Page	14

predict how these pending or future FCC proceedings may affect our business, financial condition or results of operations. Our failure to comply with any applicable FCC regulations could subject us to significant fines or forfeitures.

State and Local Regulation. In addition to FCC regulation, we may be subject to certain state regulatory requirements. The Communications Act of 1934, as amended, preempts state and local regulation of the entry of, or the rates charged by, any PMRS provider. State and local governments are permitted to manage public rights of way and can require fair and reasonable compensation from wireless providers for use of those rights of way so long as the compensation required is publicly disclosed by the government. The siting of base stations also remains subject to state and local jurisdiction. States also may impose competitively neutral requirements that, among other things, are necessary for universal service or to defray the costs of state E911 services programs, to protect the public safety and welfare, and to safeguard the rights of customers.

Tower Siting. As a wireless system, we may be required to comply with various federal, state and local regulations that govern the siting, lighting and construction of transmitter towers and antennas, including requirements imposed by the FCC and the Federal Aviation Administration. FCC rules subject certain tower site locations to extensive zoning, environmental and historic preservation requirements and mandate consultation with various parties, including State and Tribal Historic Preservation Offices, which can make it more difficult and expensive to deploy facilities. The FCC has, however, imposed a tower siting “shot clock” that requires local authorities to address tower applications within a specific timeframe, which can assist carriers in more rapid deployment of towers. The FCC antenna structure registration process also imposes public notice requirements when plans are made for construction of, or modification to, antenna structures required to be registered with the FCC, potentially adding to the delays and burdens associated with tower siting, including potential challenges from special interest groups. To the extent governmental agencies continue to impose additional requirements like this on the tower siting process, the time and cost to construct towers could be negatively impacted.

Motor Vehicle Restrictions. A number of states and localities have banned or are considering banning or restricting the use of wireless phones while driving a motor vehicle, which in many instances includes the use of PTT devices. Such bans could cause a decline in the number of minutes of use by subscribers or make our service less attractive to certain potential subscribers.

Electronic Surveillance. We may be required by law to provide certain surveillance capabilities to law enforcement agencies. If required, we intend to deliver the requisite surveillance capabilities to law enforcement with respect to our PTT service.

National Security. National security and disaster recovery issues continue to receive attention at the federal, state and local levels. For example, Congress is expected to again consider cyber security legislation to increase the security and resiliency of the nation’s digital infrastructure. In 2013, the President issued an executive order directing the Department of Homeland Security and other government agencies to take a number of steps to improve the security of the nation’s critical infrastructure. The details surrounding the implementation of this order have not been resolved, however, and we cannot predict the cost impact of such measures. Moreover, the FCC continues to examine issues of network resiliency and reliability and may seek to impose additional regulations designed to reduce the severity and length of disruptions in communications.

Employees

As of March 31, 2015, we had 46 full-time employees. None of our employees are covered by a collective bargaining agreement, and we believe that our relationship with our employees is positive.

Corporate Information

Our principal executive offices are located at 3 Garret Mountain Plaza, Suite 401, Woodland Park, New Jersey 07424. Our main telephone number is (973) 771-0300. Our internet website is www.pdvwireless.com. We do not

15	Page

incorporate the information on or accessible through our website into this Annual Report, and you should not consider any information on, or that can be accessed through, our website a part of this Annual Report .

Available Information

We file with, or furnish to, the Securities and Exchange Commission (“SEC”) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, as well as various other information. Investors may access, free of charge, through the Investor Relations portion of the website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practical after such material is filed electronically with the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington D.C. 20549. The public may obtain information on the operation of the Reference Room by calling the SEC at 1-800-732-0330. The public may also view electronic filings of Pacific DataVision, Inc. by accessing SEC filings at http://www.sec.gov.

Page	16

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors, together with the other information contained in this Annual Report and our other reports and filings made with the SEC in evaluating our business and prospects. If any of the risks discussed in this Annual Report occur, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected, in which case the trading price of our common stock could decline significantly. Some statements in this Annual Report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Cautionary Statement Concerning Forward-Looking Statements.”

Risks Related to Our Business

We have a limited operating history with respect to our principal business, which makes it difficult to evaluate our prospects and future financial results, and our business may not be successful.

Although we were incorporated in 1997, our business model and strategy has changed significantly due to our acquisition of the Spectrum Assets and our plans to deploy a dispatch-centric network in 20 major metropolitan areas in the United States. As a result, our ability to forecast our future operating results is limited and subject to a number of uncertainties, including our ability to plan for and model our future growth and expenses. We have encountered and expect to continue to encounter risks and uncertainties frequently experienced by new businesses in highly competitive and technical markets. If our assumptions regarding these uncertainties are incorrect or change in reaction to changes in our markets, or if we do not manage or address these risks successfully, our results of operations could differ materially from our expectations, and our business could suffer. Any success that we may experience in the future will depend, in large part, on our ability to, among other things:

•	build out our dispatch-centric network;

•	expand and retain our customer base on a cost-effective basis;

•	attract and incentivize dealers to sell our services;

•	add new customers and increase revenues from existing customers by adding users, devices and additional services;

•	obtain FCC approval for our Joint Petition for Rulemaking requesting the realignment of a portion of the 900MHz spectrum from narrowband to broadband;

•	maintain our existing services business, which requires the continuation of our existing relationships with wireless carriers;

•	successfully compete in our markets;

•	continue to add features and functionality to our solutions to meet customer demand;

•	integrate our existing pdvConnect technologies with the PTT systems we are deploying; and

•	scale our internal business operations in an efficient and cost-effective manner.

We have had net losses each year since our inception, and may not achieve or maintain profitability in the future.

We have incurred net losses each year since our inception, including net losses of $14,714,168, $1,211,821 and $1,239,918 in the fiscal years ended March 31, 2015, 2014 and 2013, respectively. We may incur significant losses in the future for a number of reasons, including without limitation the risks and uncertainties described in this Annual Report related to our new business model and strategy. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

17	Page

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

Additionally, national wireless communications services providers that offer cellular phone services that do not incorporate a PTT function often provide customers with free or significantly discounted or subsidized handsets as an enticement to sign up for their particular suite of services. The higher cost of the handsets that we will offer our customers, as compared to digital handsets that do not incorporate a similar PTT dispatch-centric, multi-function capability, may make it more difficult or less profitable for us to attract customers. Moreover, the higher cost of our handsets combined with the offering of free handsets by some wireless communications services providers will require us to absorb part of the cost of offering our handsets to new and existing customers. These increased costs for our target customers to acquire handsets for use on our network and any handset subsidy expenses we may need to absorb to offset a portion of these increased costs may reduce our growth and profitability.

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

Page	18

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

In order to begin selling our services, we must launch our network and build a customer base. Our strategy depends on building and maintaining a loyal customer base, because we will not have long-term contracts (like most of our local SMR system operator competitors). Because of the number of participants in the industry, we will need to work with sales and service teams like Motorola’s nationwide dealer network to obtain customers and maintain those relationships. Also, if we do not develop new solutions, features and functionality that meet our customers’ needs, we may lose customers. If our efforts to gain customers and sell our services are not effective, our business will suffer.

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

We currently intend to deploy our products and services in 20 major metropolitan areas throughout the United States. In addition to containing a large number of potential customers, we intend to select markets that are strategically located throughout the United States in order to provide our brand with a high degree of visibility that will help us grow and potentially expand into other markets at a later time. However, if we are not able to offer our products and services in these initial crucial markets quickly enough, other services providers may be able to deploy their services and products and sign up a large enough number of customers in these markets in the interim, which would make it impossible for us to enter these markets. If we are unable to enter into 20 major metropolitan markets, we do not believe that we will be able to compete effectively, and our profitability and growth will be negatively affected.

We intend to rely on the equipment and selling efforts of other parties, such as Motorola, and if such parties are unable or unwilling to provide us with such equipment or selling efforts, our operations will be adversely affected.

Our DispatchPlus wireless communication technology will rely on the efforts of other parties, such as Motorola’s nationwide dealer network, to act as our indirect sales representatives. We will also need to rely on other parties to provide us with technological improvements designed to expand our wireless capacity and improve our services. Accordingly, we must rely on other parties, such as Motorola, to develop handsets and equipment capable of supporting the features and services that we plan to offer to our customers. In addition to relying on other parties for technology and equipment, we will rely on an indirect sales force to market our products and services to customers.

The parties that we rely upon could choose not to promote our services or may receive better incentives from our competitors. If these or other factors affecting our relationship with such parties were to result in a significant

19	Page

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

We expect to continue to rely principally on Motorola and other third party sales representatives to market and sell our products and to manufacture a substantial portion of the equipment necessary to construct, enhance and maintain our network and handset equipment for at least the next several years. The failure by these other parties to perform as expected could impose significant additional costs on us and adversely affect our operations.

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

Customer acceptance of the services we offer is and will continue to be affected by technology-based differences and by the operational performance and reliability of our network as compared to the networks of our competitors. Participants within our target markets may, instead of switching to our DispatchPlus services

Page	20

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

We sell pdvConnect directly through our sales force and indirectly through third-party carriers. As of March 31, 2015, we have accounts receivable balances owed to us by two of our carriers representing approximately 69% and 22%, respectively, of our accounts receivable balances. We maintain an allowance for doubtful accounts based on the credit risk, historical trends, and other information, as well as for any specific instances we become aware of that may preclude us from reasonably assuring collection on outstanding balances. Determining the allowance for doubtful accounts is judgmental in nature and often involves the use of significant estimates. A determination that requires a change in our estimates could have a material adverse effect on our results of operations. Additionally, if our carriers fail to pay a significant portion of outstanding accounts receivable balances, it could have a negative impact on our results of operations and financial condition.

Government regulation could adversely affect our prospects and results of operations; the FCC and state regulatory commissions may adopt new regulations or take other actions that could adversely affect our business prospects, future growth or results of operations.

The FCC and other federal, state and local, as well as international, governmental authorities have jurisdiction over our business and could adopt regulations or take other actions, including imposing taxes or fees on our

21	Page

business or that we must pass through to our customers, that would adversely affect our business prospects or results of operations.

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

Page	22

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

23	Page

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

Risks Related to Our Future Acquisition and Use of Spectrum

Spectrum is a limited resource, and we may not be able to obtain sufficient spectrum to support our spectrum initiatives and our planned business operations and future growth.

Spectrum is a limited resource that is regulated in the United States by the FCC. The Spectrum Assets we purchased from Sprint include geographic SMR licenses and site-specific B/ILT licenses. We believe we now own approximately 6 MHz of spectrum on average in the top 20 metropolitan markets in the United States, although we might not achieve 6 MHz of spectrum in each of the top 20 metropolitan markets. We believe this non-contiguous spectrum is more than sufficient to allow us to operate a nationwide dedicated dispatch network using proven narrowband technologies. Nevertheless, we will need to acquire additional spectrum to support our spectrum initiatives and may need to acquire additional spectrum to support our future business plans and growth or our introduction of new products and technologies. We intend to prioritize our future on acquiring additional FCC licenses for spectrum, including SMR blocks and site specific licenses, that we believe will ease the process of repurposing a portion of the 900 MHz spectrum from narrowband to broadband if and when the FCC approves our Joint Petition for Rulemaking. We may seek to acquire additional spectrum through negotiated purchases, in government-sponsored auctions of spectrum or otherwise. We cannot assure you, however, that we will be successful in acquiring the additional spectrum we may need to support our future growth, our spectrum initiatives, our future network rollout plans or our future product and technology introductions on commercially reasonable terms, or at all. Any failure to obtain the spectrum required for our current and future business plans will adversely impact our revenues and our future growth potential and may adversely impact our ability to obtain FCC approval for our Joint Petition for Rulemaking.

Our efforts to increase the value of our spectrum may not be successful, or may take more time or be more costly than anticipated.

We hold licenses covering, on average, approximately 60% of the private radio band at 900 MHz in the top 20 metropolitan markets in the United States. While this should provide us with sufficient spectrum to allow us to operate a nationwide dedicated dispatch network using proven narrowband technologies, we believe that future demands for high speed data and video services, even in the case of PTT users, should provide an impetus for change to broadband technologies. As a result, in November 2014, we and the Enterprise Wireless Alliance submitted a Joint Petition for Rulemaking to the FCC to repurpose all or a portion of the 900 MHz band from narrowband to broadband, possibly leading to 3x3 MHz broadband opportunities. In response to this filing, the FCC issued a public notice requesting public comments from interested third parties and asked a number of questions about our Joint Petition for Rulemaking. A number of interested third parties, including several incumbent operators, filed comments with the FCC expressing their views, including both support and concern, and asking a number of technical questions about our Joint Petition for Rulemaking. After these public comments were filed, we scheduled and participated in an ex-parte meeting with the FCC to discuss our responses to the questions raised by the FCC and by third parties through the public comment process. In May 2015, we and the Enterprise Wireless Alliance filed proposed rules with the FCC related to our Joint Petition for Rulemaking. The proposed rules outline our recommended procedural and technical operating parameters, including field strength limits, and processes related to the administration and sequence of the proposed realignment of the 900 MHz band. The FCC placed the proposed rules out on public notice requesting comments back by June 29, 2015. There is no assurance that the FCC will adopt our proposed rules. In addition, our proposed rules may not adequately address all of the concerns and questions that have been or may be raised by the FCC or by third parties as part of the rulemaking process.

Page	24

Moreover, before obtaining FCC approval of our Joint Petition for Rulemaking, we believe we will be required to make additional spectrum purchases and to reconfigure our non-contiguous spectrum to achieve a contiguous nationwide 3x3 MHz position. We intend to prioritize our future expenditures on acquiring additional FCC licenses for spectrum, including SMR blocks and site specific licenses, that we believe will ease the process of repurposing a portion of the 900 MHz spectrum from narrowband to broadband if and when the FCC approves our Joint Petition for Rulemaking. Our ability to successfully implement this strategy may take more time and be more expensive than we currently anticipate, and we ultimately may not be able to complete the necessary spectrum acquisitions and reconfiguration. In addition, although we believe our Joint Petition for Rulemaking is proceeding through the FCC process as we anticipated, we expect FCC consideration of any repurposing request to take a significant amount of time, and there is no assurance that the FCC will approve the repurposing of all or any portion of the 900 MHz band (including the licenses that we acquired as part of the Spectrum Assets). We also anticipate that FCC approval may be subject to legal objections from other licensees and users of licensed spectrum in the 900 MHz band not held by us. As a result, there is no assurance that we will ultimately be successful in obtaining the necessary approvals required to repurpose a portion of the 900 MHz spectrum from narrowband to broadband. Further, the FCC may impose a number of requirements or restrictions on our business as a condition of its potential approval of our realignment request, which may include requiring us to acquire additional spectrum, to provide comparable facilities to incumbent licensees and pay the cost of their realignment and to utilize an emission mask with advanced filtering capability specifically designed to protect licensees in adjacent bands, all of which would be reflected in the total cost of implementing our realignment request.

Risks Related to Our Organization and Structure

We depend on our key personnel.

Our success depends to a significant degree upon the contributions of key personnel. Although we have adopted a severance plan for our executive officers, we do not otherwise have long-term employment agreements with our key personnel. In addition, there is no guarantee that these executives will remain employed with us. If any of our key personnel were to cease employment with us, our operating results could suffer. Further, the process of attracting and retaining suitable replacements for key personnel whose services we may lose would result in transition costs and would divert the attention of other members of our senior management from our existing operations. The loss of services from key personnel or a limitation in their availability could materially and adversely impact our business, prospects, liquidity, financial condition and results of operations. Further, such a loss could be negatively perceived in the capital markets. We have not obtained and do not expect to obtain key man life insurance that would provide us with proceeds in the event of death or disability of any of our key personnel.

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

Our board of directors determines our operational policies and business and growth strategies. Our board of directors may make changes to, or approve transactions that deviate from, those policies, guidelines and strategies without a vote of, or notice to, our stockholders. This could result in us conducting operational matters, making investments or pursuing different business or growth strategies than those we are currently pursuing. Under any of these circumstances, we may expose ourselves to different and more significant risks in the future, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

25	Page

If we fail to implement and maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial results, which could materially and adversely affect us.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We have discovered and may in the future discover areas of our internal controls that need improvement. For example, in connection with the preparation of the interim financial statements included in a previous filing, our management identified an error in our calculation and reporting of the weighted average shares of common stock outstanding, and the related net loss per common share (basic and diluted), for the six month periods ended September 30, 2013 and 2014, the three and nine month periods ended December 31, 2013 and the nine month period ended December 31, 2014. Specifically, in calculating the weighted average shares of common stock outstanding, management incorrectly considered the effect of two corporate actions the Company completed in connection with its June 2014 private placement, including: (i) the conversion of all outstanding shares of preferred stock into common stock and (ii) the exchange of nearly all outstanding warrants to purchase preferred stock for shares of common stock (the “Corporate Actions”), as if such events occurred at the beginning of each of these reporting periods, instead of only considering the effect of these Corporate Actions after their effective date in June 2014. As a result, our disclosure of the weighted average shares of common stock outstanding for the six month periods ended September 30, 2013 and 2014, the three and nine month periods ended December 31, 2013 and the nine month period ended December 31, 2014 were higher, and our disclosure of the related net loss per common share (basic and diluted) were lower, than they should have been if we correctly gave effect to the Corporate Actions only after their effective date in June 2014. Although the corrections have no impact on the Company’s net loss reported in the statements of operations, balance sheets or the statements of cash flows for the above mentioned periods and our audit committee did not determine that our financial statements for such periods should no longer be relied upon as a result of the errors in the presentation of the weighted average shares of common stock outstanding, our management identified a significant deficiency in our internal control over financial reporting. To remediate the significant deficiency in our internal control over financial reporting, we are developing and implementing new internal control procedures, including additional training and review procedures, to ensure we appropriately track, calculate and report the weighted average shares of common stock outstanding, and related net loss per common share (basic and diluted), in future reporting periods.

Prior to becoming a public company in February 2015, we had not been subject to public reporting requirements and had not been required to assess our internal controls. We cannot be certain that we will be successful in implementing or maintaining adequate internal control over our financial reporting and financial processes. Furthermore, as we grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. Additionally, the existence of any material weakness or significant deficiency in the future may require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect us.

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

Page	26

Risks Related to Our Common Stock

We have a limited trading history and there is no assurance that a robust market in our common stock will develop or be sustained.

Our common stock began trading on The NASDAQ Capital Market on February 3, 2015. As a result, there is limited trading history and volume in our common stock and we cannot assure you that a more active or liquid trading market for our common stock will develop or be sustained if it does develop, either of which could materially and adversely affect the market price of our common stock and the ability of stockholders to sell their shares at the volume, prices and times desired. In addition, our lack of operating history relevant to our proposed business makes it difficult to evaluate our business, our future prospects and the valuation of our Company, which limits the liquidity and volume of our common stock, and may have a material adverse effect on the market price of our common stock.

Our common stock prices may be volatile which could cause the value of our common stock to decline.

Prior to the listing of our shares of common stock on The NASDAQ Capital Market in February 2015, there was no public market for our common stock. The market price of our common stock may be highly volatile and subject to wide fluctuations. Our financial performance, government regulatory action, tax laws, interest rates and market conditions in general could have a significant impact on the future market price of our common stock.

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

We are an “emerging growth company,” as defined in the JOBS Act, and may remain an emerging growth company for up to five years. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•	Not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;

•	Not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

27	Page

•	Reduced disclosure obligations regarding executive compensation; and

•	Exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We have taken advantage of reduced reporting requirements in this Annual Report and we have provided only two years of audited financial statements. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, the JOBS Act also provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Nevertheless at this time, we have elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

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

Our board of directors is authorized, without stockholder approval, to cause us to issue additional shares of our common stock or to raise capital through the creation and issuance of preferred stock, other debt securities convertible into common stock, options, warrants and other rights, on terms and for consideration as our board of directors in its sole discretion may determine. Sales of substantial amounts of our common stock or of preferred stock, could cause the market price of our common stock to decrease significantly. We cannot predict the effect, if any, of future sales of our common stock, or the availability of our common stock for future sales, on the value of our common stock. Sales of substantial amounts of our common stock by Sprint or Motorola or another large stockholder, or the perception that such sales could occur, may adversely affect the market price of our common stock.

In connection with the June 2014 private placement, we and our directors and officers agreed, subject to various exceptions, not to sell, pledge or otherwise dispose of or transfer any shares of our common stock or any securities convertible into or exchangeable for shares of our common stock, or, subject to various exceptions, file any registration statement with the SEC until July 25, 2015. In addition, in connection with our May 2015 registered follow-on offering of common stock, we and our directors and officers agreed to similar lock-ups for a period of 90 days, expiring August 10, 2015 (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Recent Developments”). These lock-up provisions, at any time and without notice, may be released by FBR Capital Markets & Co. in its sole discretion. If the restrictions under the lock-up provisions are waived, shares of our common stock may become available for resale into the market, subject to applicable law, which could reduce the market price for our common stock.

In addition, we filed a registration statement on Form S-8 to register the total number of shares of our common stock that may be issued under our 2004 Stock Plan, 2010 Stock Plan and 2014 Stock Plan, including the shares of restricted stock granted to our executive officers and directors, as well as the options to purchase shares of our

Page	28

common stock granted to our executive officers in connection with the June 2014 private placement. These shares of common stock are eligible for sale without restriction.

As of May 27, 2015, our directors and executive officers beneficially owned an aggregate of 7.93% of the equity interests in our Company, including restricted stock units and stock options. Subject to vesting restrictions applicable to certain interests held by members of our management team and any applicable transfer restrictions, including any lock-up agreements, each member of our management team may sell such common stock into any market for such shares that may develop.

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

We incur increased costs as a result of being a public company.

As a public company with securities registered under the Securities Act of 1933, as amended (the “Securities Act”), we need to comply with certain laws, regulations and requirements, certain corporate governance provisions of The Sarbanes-Oxley Act of 2002 (“The Sarbanes-Oxley Act”), related regulations of the SEC, and the requirements of The NASDAQ Capital Market. Complying with these statutes, regulations and requirements will occupy a significant amount of time from our board of directors and management and will significantly increase our costs and expenses going forward.

We are subject to Section 404 of The Sarbanes-Oxley Act of 2002, or Section 404, and the related rules of the Securities and Exchange Commission which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Beginning with the second annual report that we will be required to file with the Securities and Exchange Commission, Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year following January 26, 2020, (b) the last day of the fiscal year in which we have total annual gross revenue of at least $1.0 billion,(c) the date on which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior September 30th, or the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Certain anti-takeover defenses and applicable law may limit the ability of a third party to acquire control of us.

Certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws could discourage, delay, or prevent a merger, acquisition or other change of control that stockholders may

29	Page

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

We have elected to be subject to Section 203 of the Delaware General Corporation Law (the “DGCL”) by provision of our charter. In general, Section 203 of the DGCL prevents an “interested stockholder” (as defined in the DGCL) from engaging in a “business combination” (as defined in the DGCL) with us for three years following the date that person becomes an interested stockholder unless one or more of the following occurs:

•	Before that person became an interested stockholder, our board of directors approved the transaction in which the interested stockholder became an interested stockholder or approved the business combination;

•	Upon consummation of the transaction that resulted in the interested stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of our voting stock outstanding at the time the transaction commenced, excluding for purposes of determining the voting stock outstanding (but not the outstanding voting stock owned by the interested stockholder) stock held by directors who are also officers of our Company and by employee stock plans that do not provide employees with the right to determine confidentially whether shares held under the plan will be tendered in a tender or exchange offer; or

•	Following the transaction in which that person became an interested stockholder, the business combination is approved by our board of directors and authorized at a meeting of stockholders by the affirmative vote of the holders of at least 66 2/3% of our outstanding voting stock not owned by the interested stockholder.

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

Page	30

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

In November 2014, we entered into a lease for our new corporate headquarters at 3 Garret Mountain Plaza, Suite 401, Woodland Park, New Jersey, for 66 months. The leased facility includes approximately 10,500 square feet of office space. The base rent under the lease is $14,875 per month beginning on June 1, 2015 with 3% annual escalators. We have the right of first offer for approximately 5,000 additional square feet, if the space becomes available. In December 2014, we renewed our lease at 3377 Carmel Mountain Road, San Diego, California. The current leased facility includes approximately 4,500 square feet of office space and will increase to 8,126 square feet. The lease is for 48 months commencing with the expansion of the additional space. The base rent is $11,376 with 3% annual escalators. The lease contains one option to extend for an additional two years at our discretion. In September 2014, we entered into a lease at 1950 Roland Clarke Place, Suite 120, Reston, Virginia, for one year. The leased office facility includes approximately 2,600 square feet. The lease contains a renewal option for a term of one year at our discretion. We do not own any real property.

ITEM 3. LEGAL PROCEEDINGS AND OTHER MATTERS

We are not involved in any legal proceedings or other legal matters at this time. However, from time to time, we may be involved in litigation that arises from the ordinary operations of business, such as contractual or employment disputes or other general actions. In the event of an adverse outcome of these proceedings, we believe the resulting liabilities would not have a material adverse effect on our financial conditions or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

31	Page

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On February 3, 2015, shares of our common stock became listed for trading on The NASDAQ Capital Market under the symbol “PDVW.” Prior to the listing of our shares of common stock on the Nasdaq Capital Market, there was no public market for our common stock. The following table sets forth the closing high and low sales prices for our common stock during the fourth fiscal quarter.

	Sales Price
	2015
	High	Low
Fourth Quarter (from February 3, 2015 through March 31, 2015)	$56.00	$39.06

As of June 4, 2015, we had 373 record holders of our common stock. The number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

Dividend Policy

We have never declared or paid any cash dividends on our common stock, and we do not currently anticipate declaring or paying cash dividends on our common stock in the foreseeable future. We currently intend to retain our future earnings, if any, to finance the development and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in any financing instruments and such other factors as our board of directors deems relevant in its sole discretion. See “Risk Factors – Risks Related to our Common Stock –We do not intend to pay dividends on our common stock for the foreseeable future.”

Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The performance graph set forth below compares our cumulative total stockholder return since we commenced trading on February 3, 2015 through March 31, 2015, assuming an initial investment of $100 in our common stock, and in each of The NASDAQ Capital Market Composite Index and NASDAQ Telecommunications Index, and assumes the reinvestment of dividends. No dividends have been declared or paid on our common stock. The comparisons in the performance graph below are required by the SEC and are not intended to forecast or be

Page	32

indicative of possible future performance of our common stock, and we do not make or endorse any predictions as to future stockholder returns.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company awards stock options to its employees meeting certain eligibility requirements under plans approved by its shareholders in 2004, 2010 and 2014, referred to as the “2004 stock option plan”, “2010 stock option plan,” and “2014 stock option plan”, respectively.

The following table summarizes our compensation plans under which our equity securities are authorized for issuance as of March 31, 2015:

	Number of Shares to be Issued Upon Exercise of Outstanding Stock Options and Restricted Stock Units		Weighted-Average Exercise Price of Outstanding Stock Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	1,553,452	(1)	$20.73	450,901
Equity compensation plans not approved by security holders	—		—	—

(1)	Includes 128,001 restricted stock units.

33	Page

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

The issuances of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act, or Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were placed upon the stock certificates issued in these transactions.

Issuer Purchases of Equity Securities

We did not repurchase any equity securities during the quarter ended March 31, 2015.

Page	34

ITEM 6. SELECTED FINANCIAL DATA

The following sets forth our selected financial data on a historical basis. You should read the following summary of selected financial data in conjunction with our historical financial statements and the related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Annual Report. Our historical balance sheet information as of March 31, 2015 and 2014 and statement of operations information for the years ended March 31, 2015, 2014, and 2013 have been derived from the historical financial statements audited by our independent auditors, whose report with respect thereto is included elsewhere in this Annual Report.

Statement of Operations data:

	For the year ended March 31,
	2015	2014	2013
Operating revenues
Service revenue	$2,776,916	$3,539,595	$2,760,095
Spectrum lease revenue	394,737	—	—

Total operating revenue	3,171,653	3,539,595	2,760,095
Cost of revenue
Service	1,063,176	1,124,121	825,834

Gross profit	2,108,477	2,415,474	1,934,261

Operating expenses
General and administrative	13,362,242	925,636	933,194
Sales and support	1,812,524	1,382,024	1,247,505
Product development	1,000,890	934,818	715,918
Depreciation and amortization	96,141	59,469	52,726

Total operating expenses	16,271,797	3,301,947	2,949,343

Loss from operations	(14,163,320)	(886,473)	(1,015,082)
Interest expense – affiliated entities	(570,737)	(325,348)	(224,836)
Interest income	19,889	—	—

Net loss	$(14,714,168)	$(1,211,821)	$(1,239,918)

Net loss per common share basic and diluted	$(1.46)	$(9.56)	$(9.78)
Weighted-average common shares used to compute basic and diluted net loss per share	10,048,210	126,759	126,759

Balance Sheet data:

	As of March 31,
	2015	2014
Total assets	$227,828,089	$803,191
Notes payable – affiliated entities	—	3,405,808
Total liabilities	13,622,135	5,010,607
Stockholders’ equity/(deficiency)	$214,205,954	$(4,207,416)

35	Page

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report. This discussion includes forward-looking statements that are subject to risks, uncertainties and other factors described under the captions “Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements.” These factors could cause our actual results to differ materially from those expressed in, or implied by, those forward-looking statements.

Overview

Historically, we have been engaged in the development and sale of wireless communications applications, including at times the sale and installation of equipment used to run these applications. We currently offer our proprietary, cloud-based pdvConnect mobile resource management solution to dispatch-centric business. We market pdvConnect through our direct sales force and indirectly through two Tier 1 carriers in the United States. Our carrier partners market pdvConnect as an available application to complement their wireless service offerings. Generally, pdvConnect has been offered at a monthly unit price of up to $19.99. We also have historically offered pdvConnect indirectly through an international carrier located in Mexico. Our agreement with this international carrier will end during the first quarter of fiscal 2016. We maintain offices in Woodland Park, New Jersey, Reston, Virginia and San Diego, California.

On September 15, 2014, we completed an acquisition from Sprint Corporation of (i) FCC licenses sufficient to operate a nationwide dispatch network in the 900 MHz band and (ii) certain 900 MHz equipment. We are now focused on deploying a dedicated, wide-area, two-way radio network. Over the next two years, we intend to deploy our network in 20 major metropolitan areas throughout the United States, with our first markets to be located in the South and Northeast regions, with additional markets to be located in the Midwest, Southwest and West Coast regions. We intend to focus on serving dispatch-centric, small and medium-sized businesses. For this targeted set of customers, we intend to offer our DispatchPlus communication solution. DispatchPlus will combine Motorola’s state-of-the-art digital radio technology with pdvConnect. Built with the commercial dispatch user in mind, the Motorola Digital Technology architecture will allow us to provide a highly reliable, instant and wide-area PTT communication solution. Also developed for dispatch-centric businesses, pdvConnect is an easy to use and efficient workforce management solution that enables businesses to locate and communicate with field workers and improve documentation of work events and job status. We believe a high quality, dedicated and reliable PTT solution with regional calling areas will be attractive to a significant portion of our targeted customers who are currently using cellular or local two-way radio networks. Further, when bundled with pdvConnect, we believe our service should provide significant value to our customers by making their work force more efficient and effective. We intend to have sites in service in our first four markets by the end of June 2015.

Basis of Presentation

Our financial statements for the fiscal year ended March 31, 2015 and our financial condition and results of operations reflect the following corporate events that have occurred during the periods presented below.

Sprint APA. On May 13, 2014, we entered into the Sprint APA to acquire the Spectrum Assets from Sprint for a total of $100 million, including $90 million in cash and $10 million paid in 500,000 shares of our common stock (at a price equal to $20.00 per share). Pursuant to the terms of the Sprint APA, we delivered $13.5 million to Sprint as a deposit against our purchase of the Spectrum Assets following the close of our June 2014 private placement. On September 15, 2014, we completed the Spectrum Closing, issued 500,000 shares of our common stock, and delivered the balance of the $90 million purchase price to Sprint.

June 2014 Private Placement. On June 10, 2014, we completed the June 2014 private placement in which we sold 10,925,000 shares of common stock at a purchase price of $20.00 per share in transaction exempt from

Page	36

registration under the Securities Act. FBR Capital Markets & Co. acted as the initial purchaser/placement agent for the June 2014 private placement. The net proceeds from the June 2014 private placement, after deducting our offering expenses and the payment of initial purchaser/placement agent discount or placement fees, were approximately $202 million. At the closing of the June 2014 private placement, we placed approximately 96% of the proceeds from the June 2014 private placement (net of any initial purchaser’s/placement agent’s discount and placement fees) in the PDV Investor Trust, a Delaware statutory trust pending the Spectrum Closing. On September 15, 2014, we completed the Spectrum Closing and the proceeds held in the PDV Investor Trust were distributed to the Company.

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

(v) the termination and exchange of outstanding warrants to purchase 661,581 shares of Series AA Preferred Stock into 29,809 shares of our common stock, which was completed immediately prior to the completion of the June 2014 private placement; and

(vi) the amendment of outstanding redeemable convertible promissory notes (the “Redeemable Notes”), in the aggregate principal amount of $1,016,956, to provide that the Redeemable Notes would automatically be converted into that number of shares of our common stock equal to (A) the sum of 140% of the outstanding principal amount plus the outstanding interest on such Redeemable Notes through the conversion date divided by (B) $20.00 per share, contingent upon the Spectrum Closing. Following the Spectrum Closing, the Redeemable Notes were converted into 77,733 shares of our common stock.

Motorola Reseller Agreement. We entered into a reseller agreement with Motorola on May 15, 2014, under which Motorola agreed to provide us with their state-of-the-art Motorola Digital Technology that we intend to deploy as part of our nationwide network.

Motorola Spectrum Leasing. Additionally, in September 2014, Motorola invested $10 million in our subsidiary PDV Spectrum Holding Company, LLC, that we formed to hold all of the 900 MHz spectrum we acquired from Sprint. Motorola’s ownership interests in the subsidiary will be convertible into shares of our common stock at a price equal to $20.00 per share. Motorola is not entitled to any economics from the operations of our subsidiary. We also entered into a spectrum rights agreement pursuant to which we leased 900 MHz spectrum to Motorola. Upon executing the agreement, Motorola paid us $7.5 million as an upfront, fully-paid leasing fee.

Effectiveness of Registration Statement and Listing on The NASDAQ Capital Market. On January 26, 2015, the SEC declared effective our registration statement on Form S-1 relating to the resale of 11,925,000 shares of common stock held by the selling stockholders (including 500,000 shares of common stock issuable upon the conversion of the Class B Units of our subsidiary, PDV Spectrum Holding Company, LLC issued to Motorola). We did not receive any proceeds from any sales by the selling stockholders. On February 3, 2015, shares of our common stock were listed for trading on The NASDAQ Capital Market under the symbol “PDVW.”

37	Page

Proceeds from the January 2015 Private Placement. On January 26, 2015, we completed a private placement with a secondary closing on January 30, 2015. We sold 57,470 shares of common stock at a purchase price of $25.00 per share to certain accredited investors in reliance on exemptions from registration under the Securities Act. The net proceeds from the January 2015 private placement were approximately $1,386,000. The purpose of this private placement was to secure additional round lot stockholders to enable us to satisfy the initial listing standards of The NASDAQ Capital Market. We intend to use the net proceeds for general corporate purposes, including working capital.

pdvWireless. On March 16, 2015, we announced that we will conduct business under the name pdvWireless.

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

Revenue Recognition. We recognize revenue in the period in which we provide the services and when collectability of the revenue is reasonably assured. In accordance with the guidance provided in Accounting Standards Codification (“ASC”) Topic 605-45-45, Revenue Recognition – Principal Agent Considerations, we have determined that we are the primary obligor with respect to the service revenue derived from sales of our software applications through our third-party carrier domestic partners. As a result, we record revenue at the gross amount billed to end-user customers for sales through our carrier partners. When the end-user is billed by our domestic carrier partners, the estimated gross amount billed is recorded as service revenue. For our international carrier, we record revenue on a net basis since we determined that we are not the primary obligor. The agreement with our international carrier terminates in May 2015 and, upon termination of the agreement, except for any payments due to the Company, neither party has any further obligations under the agreement. We also sell certain applications directly to end-users through our direct sales force, which are billed and collected directly by us.

In September 2014, Motorola made an upfront, fully-paid leasing fee of $7.5 million in order to lease a portion of our FCC licenses. The payment of the fee was accounted for as Deferred Revenue as of September 30, 2014. We recognize leasing revenue in accordance with ASC Topic 840, Leases. The fee is amortized straight line over the lease term which is approximately ten years and which represents the time period in which the benefits of the leased property are expected to be depleted.

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

Cost of revenue. Our cost of revenue includes the portion of service revenue charged by our domestic carrier partners to us pursuant to our agreements with these parties, which may include network services, connectivity, SMS service and special equipment expenses, sales, marketing, billing and other ancillary services. We also include the costs associated with the operation of our cloud-based solutions and dispatch network.

Shipping and Handling Costs. Costs associated to shipping and handling of two-way radios to dealers or end-user customers are recognized as incurred and included in cost of revenue in the statements of operations.

Page	38

General and administrative expenses. General and administrative expenses consist primarily of personnel costs for our executive, finance and administrative personnel, legal, audit and other professional services and corporate expenses.

Sales and support expenses. We currently maintain a small direct sales force for sales of our pdvConnect mobile resource management solution, and have established a standard sales commission program for our direct sales force. This sales commission program provides a percentage-based commission for each sale of our pdvConnect solution.

Indirect Sales Commissions. For our business going forward, cash consideration given to an indirect sales representative is presumed to be a reduction of revenue unless we receive, or will receive, an identifiable benefit in exchange for the consideration, and the fair value of such benefit can be reasonably estimated, in which case the consideration will be recorded as a selling expense. We will compensate our indirect sales representatives with an upfront commission and residual fees based on an end-user customer’s continued use of our network solutions. When a commission is earned solely due to the selling activity relating to our network solution, the cost is recorded as a selling expense. Estimated incentives payable to the indirect sales representatives will be regularly reviewed and recorded as accrued expenses on a monthly basis.

Advertising and Promotional Expense. We expense advertising and promotional costs as incurred. Cooperative advertising reimbursements from our vendors are recorded net of advertising and promotional expense in the period in which the related advertising and promotional expense is incurred. In 2015, 2014, and 2013 no advertising costs were incurred.

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

Cash and cash equivalents. All highly liquid investments with maturities of three months or less of the time of purchase are considered cash equivalents. Cash equivalents are stated at cost, which approximates quoted market value and include amounts held in money market funds.

Allowance for uncollectible receivables. An allowance for uncollectible receivables is estimated based on a combination of write-off history, aging analysis and any specific known troubled accounts. At March 31, 2015 and March 31, 2014, management provided an allowance of $7,977 and $12,619, respectively, for certain slow paying accounts.

Furniture, fixture and equipment. Furniture, fixture and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

39	Page

Intangible Assets. Intangible assets are wireless licenses that will be used to provide the exclusive right to utilize designated radio frequency spectrum to provide wireless communication services. While licenses are issued for only a fixed time, generally ten years, such licenses are subject to renewal by the FCC. License renewals have occurred routinely and at nominal cost. There are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of the company’s wireless licenses. As a result, the wireless licenses are treated as an indefinite-lived intangible asset. The company evaluates the useful life determination for wireless licenses each year to determine whether events and circumstances continue to support an indefinite useful life. The licenses are tested for impairment on an aggregate basis, as the company will be utilizing the wireless licenses on an integrated basis as a part of developing our nationwide network. The company performs the test of the fair values of wireless licenses annually using a discounted cash flow approach.

Patent costs. Costs to acquire patents on certain aspects of our technology have been capitalized. These amounts are amortized, subject to periodic evaluation for impairment, over statutory lives following award of the patent. Gross patent costs are $558,696 at March 31, 2015 and $556,052 at March 31, 2014 and the associated accumulated amortization amounted to $337,914 and $303,305, respectively. Amortization expense was $34,609, $42,830, and $37,510 for the years ended March 31, 2015, 2014, and 2013, respectively. The amortization expense is estimated to aggregate $35,000 per year over the next five year period.

Long-Lived Asset Impairment. We evaluate long-lived assets for impairment, other than intangible assets with indefinite lives, whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Asset groups are determined at the lowest level for which identifiable cash flows are largely independent of cash flows of other groups of assets and liabilities. When the carrying amount of a long-lived asset group is not recoverable and exceeds its fair value, an impairment loss is recognized equal to the excess of the asset group’s carrying value over the estimated fair value.

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

JOBS Act. As an emerging growth company, or EGC, under the JOBS Act we are eligible for exemptions from various reporting requirements applicable to other public companies that are not EGCs, including, but not limited to:

•	Not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002;

•	Reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and

•	Exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

As an EGC, we are also eligible to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. Thus, we could delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Nevertheless, we have elected not to avail ourselves of this extended transition period and, as a

Page	40

result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

Results of Operations

Comparison of the years ended March 31, 2015 and 2014

The following table sets forth our results of operations for the fiscal years ended March 31, 2015 and 2014. The period to period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	For the year ended March 31,
	2015	2014
Operating revenues
Service revenue	$2,776,916	$3,539,595
Spectrum lease revenue	394,737	—

Total operating revenue	3,171,653	3,539,595
Cost of revenue
Service	1,063,176	1,124,121

Gross profit	2,108,477	2,415,474

Operating expenses
General and administrative	13,362,242	925,636
Sales and support	1,812,524	1,382,024
Product development	1,000,890	934,818
Depreciation and amortization	96,141	59,469

Total operating expenses	16,271,797	3,301,947

Loss from operations	(14,163,320)	(886,473)
Interest expense – affiliated entities	(570,737)	(325,348)
Interest income	19,889	—

Net loss	$(14,714,168)	$(1,211,821)

Net loss per common share basic and diluted	$(1.46)	$(9.56)
Weighted-average common shares used to compute basic and diluted net loss per share	10,048,210	126,759

Operating revenues. Service revenue decreased $0.76 million, or 21.5%, to $2.78 million for Fiscal 2015 from $3.54 million for the fiscal year ended March 31, 2014 (“Fiscal 2014”). The decrease can be attributed to declines in our lower margin international business of $0.12 million or 59.6%. Our U.S. business has been our primary focus over the last several years as we have significantly expanded the functionality of our solutions. Our U.S. operations revenue declined over the prior year which is attributable to higher customer churn. For Fiscal 2015, approximately 97% and 3% of our revenues were from domestic and international operations, respectively, with 100% of our revenues from international operations coming from Mexico. The decline in our operating revenues was partially offset by the Spectrum lease to Motorola that began on September 15, 2014.

For Fiscal 2015, service revenues from domestic operations decreased $0.64 million, or 19.3%, to approximately $2.70 million from $3.34 million for the year ended March 31, 2014. The decrease can be attributed to higher customer churn. For Fiscal 2015, revenues from international operations decreased $0.12 million, or 59.6%, to $0.08 million from $0.20 million for Fiscal 2014. The decline can be attributed to a decreased focus on our international operations. Subsequent to the quarter, we received notification from our international carrier that they would be terminating our service in the first quarter of Fiscal 2016.

Cost of revenue. Cost of revenue for Fiscal 2015 declined by approximately $0.06 million, or 5.4%, to $1.06 million from $1.12 million for Fiscal 2014. The reduction in cost of revenue for the year was a result of lower domestic revenue.

41	Page

Gross profit. Gross profit decreased by $0.31 million, or 12.7%, to $2.11 million from $2.42 million for Fiscal 2015. The primary driver was the decline of our gross profit from international operations, which revenue is recorded on a net basis, which decreased by $0.12 million, or 59.6%, to approximately $0.08 million from $0.20 million for Fiscal 2014.

General and administrative expenses. General and administrative expenses for Fiscal 2015 increased by $12.44 million, or 1,343.6%, from $0.93 million for Fiscal 2014. The increase in general and administrative expenses for the year is primarily attributable to an increase in stock compensation expense of $6.88 million, associated with the grant of restricted stock units and stock options issued during the 2015 fiscal year primarily due to the actions approved by our board of directors in connection with our June 2014 private placement. Additionally, expenses related to our employees were higher by approximately $3.19 million for the year due to our planned increases in headcount in order to support our new business initiatives. Expenses relating to professional fees in connection with the June 2014 private placement, the January 2015 private placement, and our qualifying to become a publicly traded company were approximately $1.77 million for Fiscal 2015, along with $0.50 million related to other expenses incurred as a result of being a public company.

Sales and support expenses. Sales and support expenses increased by $0.43 million, or 31.1%, to $1.81 million for Fiscal 2015 from $1.38 million for Fiscal 2014. The increase in expenses is due primarily to an increase in staff and headcount related costs related to the launch of our new two-way radio service.

Product development expenses. Product development expenses increased by $0.07 million, or 7.1%, to $1.00 million for Fiscal 2015 from $0.93 million for Fiscal 2014. This increase in expense was due primarily to an increase in staff.

Depreciation and amortization expenses. Depreciation and amortization expenses increased by approximately $0.04 million for Fiscal 2015. The increase was the result of increased equipment placed in service during Fiscal 2015.

Interest expense – affiliated entities. Interest expense for Fiscal 2015 increased by $0.25 million, or 75.4%, to $0.57 million from $0.33 million for Fiscal 2014. The increase was due to the accretion of $0.40 million in interest on our convertible promissory notes through the date of conversion.

Page	42

Comparison of years ended March 31, 2014 and 2013

The following table sets forth our results of operations for Fiscal 2014 and the year ended March 31, 2013 (“Fiscal 2013”). The period to period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Year ended March 31
	2014	2013
Operating Revenue
Service Revenue	$3,539,595	$2,760,095
Cost of Revenue
Service	1,124,121	825,834

Gross Profit	2,415,474	1,934,261

Operating Expenses
General and administrative	925,636	933,194
Sales and Support	1,382,024	1,247,505
Product development	934,818	715,918
Depreciation and amortization	59,469	52,726

Total Operating Expenses	3,301,947	2,949,343

Loss from Operations	(886,473)	(1,015,082)
Other income	—	—
Interest expense – affiliated entities	(325,348)	(224,836)

Net Loss	$(1,211,821)	$(1,239,918)

Net loss per common share basic and diluted	$(9.56)	$(9.78)
Weighted-average common shares used to compute basic and diluted net loss per share	126,759	126,759

Service revenue. Service revenue increased by $0.780 million, or 28.24%, to $3.539 million for Fiscal 2014 from $2.760 million for Fiscal 2013. This increase can be attributed to an increase in revenue from our U.S. operations from $2.47 million to $3.34 million, or 35.2%, which was offset by a decline in revenue from our international operations from $0.289 million to $0.198 million, or 32%. Our U.S. business has been our primary focus over the last several years as we have significantly expanded the functionality of our solutions. Our U.S. operations revenue growth in Fiscal 2014 over Fiscal 2013 can be attributed to an improvement in sales mix of our higher priced pdvConnect Professional solution and to the launch of our solutions by our latest carrier partner, which was announced in March of 2013.

For Fiscal 2014, approximately 94% and 6% of our revenues were from domestic and international operations, respectively with 100% of our revenues from international operations from one carrier located in Mexico.

Cost of revenue. Cost of revenue increased by $0.298 million, or 36.12%, to $1.124 million for Fiscal 2014 from $0.826 million for Fiscal 2013. Our cost of revenue increase was due primarily to the increase in service revenue.

Gross profit. Gross profit increased 24.88% to $2.42 million for Fiscal 2014 from $1.93 million for Fiscal 2013. Our gross profit increased at a higher rate than our service revenue as we saw growth form our higher margin U.S. operations and a decline in our lower margin international operations. Revenue from our international carrier declined 31.6% to $0.198 million from $0.298 million.

43	Page

General and administrative expenses. General and administrative expenses remained relatively flat at $0.93 million for Fiscal 2014 and Fiscal 2013.

Sales and support expenses. Sales and support expenses increased approximately $0.14 million, or 10.78%, to $1.38 million for Fiscal 2014 from $1.25 million for Fiscal 2013. This increase in expenses was due primarily to investments made in connection with the launch of our latest carrier partner.

Product development expenses. Product development expenses increased $0.22 million, or 30.58%, to $0.93 million for Fiscal 2014 from $0.72 million for Fiscal 2013. This product development expense increase was due primarily to additional investments made in connection with the launch of our latest carrier partner and supporting existing customers.

Interest expense – affiliated entities. Interest expense increased $0.10 million, or 44.7%, to $0.33 million for Fiscal 2014 from $0.22 million for Fiscal 2013. This interest expense increase was due to interest incurred on additional debt incurred by the Company.

Liquidity and Capital Resources

At March 31, 2015, we had cash and cash equivalents of $119.87 million.

Our accounts receivable are heavily concentrated in two of our three carrier partners. As of March 31, 2015, our accounts receivable balance was approximately $395,000 of which approximately $272,000 was due from one third-party carrier and approximately $86,000 was due from another third-party carrier, or approximately 69% and 22%, respectively.

Net cash provided (used) in operating activities. Net cash provided by operating activities was $4.26 million in Fiscal 2015 while net cash used in operating activities was $(0.78 million) and ($0.74 million) in Fiscal 2014 and Fiscal 2013, respectively. The majority of net cash provided in Fiscal 2015 resulted from Motorola’s spectrum lease for $7.5 million as well as an increase in accounts payable and accrued expenses. This was partially offset by the increased needs in working capital in support of the launch of our two-way radio service, which included increased headcount.

Net cash used in investing activities. Net cash used in investing activities was $(96.65 million), $(0.07 million) and ($0.07 million) for Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively. The majority of net cash used in investing activities during the year ended March 31, 2015 resulted from a $90.3 million payment to Sprint for the Spectrum Assets, and approximately $6.3 million in support of the buildout of our network for the launch of DispatchPlus.

Net cash from financing activities. Net cash from financing activities was $221.22 million, $0.71 million and $0.98 million for Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively. The majority of net cash provided by financing activities during Fiscal 2015 resulted from the June 2014 private placement. For Fiscal 2014 and Fiscal 2013, the net cash provided by financing activities related to the proceeds of notes issued.

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

Page	44

share. We also have the right to force Motorola’s conversion into shares of our common stock on the occurrence of certain corporate events or at our election after September 15, 2016. Motorola is not entitled to any assets, profits or distributions from the operations of our subsidiary. The Class B Units have no redemption or call provisions and can only be converted into shares of the Company.

Following our acquisition of the Spectrum Assets from Sprint and our transactions with Motorola in September 2014, we had approximately $127.5 million in cash on hand.

Proceeds from the January 2015 Private Placement. On January 26, 2015, we completed a private placement with a secondary closing on January 30, 2015. We sold 57,470 shares of common stock at a purchase price of $25.00 per share to certain accredited investors in reliance on exemptions from registration under the Securities Act. The net proceeds from the January 2015 private placement were approximately $1,386,000. The purpose of this private placement was to secure additional round lot stockholders to enable us to satisfy the initial listing standards of The NASDAQ Capital Market. We intend to use the net proceeds for general corporate purposes, including working capital.

We plan to use these proceeds to deploy a dedicated dispatch network in 20 major metropolitan areas throughout the United States. We intend to have sites in service in our first four markets by the end of June 2015. We estimate that the expenses to deploy our network in these 20 major metropolitan areas will range from $30 million to $50 million, which amount includes the cost of acquiring and installing the network equipment plus the costs of hiring additional employees to support the rollout and our sales and marketing efforts, including building a sales network targeting dispatch-centric, small and medium-sized businesses. We intend to use the remaining funds for working capital purposes, which is expected to be $10 million to $20 million over the next year.

Our future capital requirements will depend on many factors, including the timing and amount of the revenues we generate from our dispatch network services and other product offerings and the time and extent of expenditures to support the rollout of our dispatch network, the development of new service offerings, sales and marketing activities and our activities associated with increasing the value of our spectrum. We believe our cash, anticipated cash flows from operations will be sufficient to satisfy our financial obligations through at least the next 12 months.

We cannot predict with certainty when, if ever, we will require additional capital to further fund our current business plan. Presently, we intend to cover our future operating expenses through, cash on hand and from revenue derived from our planned sales of network services and product offerings. We anticipate these revenues to commence in our 2016 fiscal year. Nevertheless, we may experience greater than expected cash usage to support our operating activities and business plan and/or our revenues may be lower than or take more time to develop than we anticipate. See “Risk Factors” in this Annual Report for risks and uncertainties that could cause our operating costs to be more than we currently anticipate and/or our revenue and operating results to be lower than we currently anticipate. As a result, we cannot provide assurance that we will not require additional funding in the future. In addition, in the future, we may acquire businesses, technologies or spectrum or license technologies from third parties, and we may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions or license these technologies. However, we cannot be sure that additional financing will be available if and when needed, or that, if available, we can obtain financing on terms favorable to us and our stockholders. Any failure to obtain financing when required would have a material adverse effect on our business, operating results, financial condition and liquidity.

Contractual Obligations and Indebtedness

Leases. We are obligated under certain lease agreements for office space. These leases expire on October 31, 2015, June 30, 2019, and May 31, 2020. Rent expense amounted to $155,531, $113,920 and $111,557 for the years ended March 31, 2015, 2014 and 2013, respectively.

45	Page

In November 2014, we entered into an agreement for new office space for the corporate headquarters in Woodland Park, NJ. The lease is effective December 1, 2014 and expires May 31, 2020. In December 2014, we extended the lease for our California office to June 30, 2019.

We entered into multiple lease agreements for tower space related to the new DispatchPlus business. The lease expiration dates range from February 28, 2020 to April 30, 2025.

As of March 31, 2015, our contractual obligations, including estimated payments due by fiscal year, are as follows:

	Payment due by Fiscal Year
	Total	2016	2017-2018	2019-2020	After 2020
Operating Lease Obligations(1)	$2,718,181	$357,456	$768,349	$936,640	$655,736
Total	$2,718,181	$357,456	$768,349	$936,640	$655,736

(1)	Represents aggregate rentals, under non-cancelable leases for office and tower space (exclusive of real estate taxes, utilities, maintenance and other costs borne by us) for the remaining terms of the leases as described in note 11 to the financial statements for each of the three years ended March 31, 2015.

Indebtedness. As of March 31, 2015, the satisfaction of our indebtedness was as follows:

•	We had a $3 million working capital line of credit with Brian McAuley, our Chairman, of which $1,470,000 had been drawn down as of June 30, 2014. The line of credit was to expire June 30, 2015 and all borrowings earned interest at 10% per annum. Commencing no later than September 30, 2015, we were obligated to repay Mr. McAuley $50,000 per quarter of principal plus interest accrued for the quarter then ended until the entire principal will have been repaid. After the Spectrum Closing, we paid off the outstanding principal and accrued interest on this line of credit, with $1.3 million of such repayment made through the issuance of 65,000 shares of our common stock, valued for this purpose at $20.00 per share and the balance in cash from the proceeds of the June 2014 private placement.

•	We issued a promissory note to Mr. McAuley, dated September 1, 2010, as amended March 31, 2011, in the principal amount of $540,000. This note earned interest at 10% per annum. No payments were due until June 30, 2015, at which point the entire balance of principal and accrued interest was be due and payable on demand of Mr. McAuley. After the Spectrum Closing, we paid off the outstanding principal and accrued interest on this note in cash.

•	We had issued convertible promissory notes (the “Convertible Notes”) to certain employees. The Convertible Notes earned interest of 10% per annum. Upon the election of the holder, principal and accrued interest due could convert into a number of shares of our common stock equal to the quotient obtained by dividing the entire outstanding principal amount and accrued interest by $13.25 per share. The Convertible Notes were to mature on June 30, 2015. In the event that the Convertible Notes were not converted into common stock and our Company achieved EBITDA in an amount equal to or greater than $5,000 for any quarter, within 30 days following such quarter, we agreed to use up to 20% of the EBITDA amount to pay the outstanding and unpaid principal and accrued interest to the note holders. After the Spectrum Closing, we paid off the outstanding principal and accrued interest on each of the Convertible Notes in cash from the proceeds of the June 2014 private placement.

•

We issued redeemable convertible promissory notes (the “Redeemable Notes”) with contingently issuable detachable warrants in the amount of $475,491 and $541,465 during Fiscal 2014 and Fiscal 2013, respectively. The Redeemable Notes earned interest at 10% per annum. The principal amount plus any accrued interest was payable on June 30, 2015. In connection with the June 2014 private placement the Redeemable Notes were amended on May 14, 2014 to provide that the Redeemable Notes would automatically be converted into that number of shares of our common stock equal to the sum of 140% of the outstanding principal on the Redeemable Notes plus outstanding interest divided

Page	46

by $20.00 per share upon the closing of our acquisition of the Spectrum Assets. Following the Spectrum Closing, the Redeemable Notes, were converted into 77,734 shares of our common stock.

•	Total interest expense on all notes payable amounted to $570,737, $325,348, and $224,836 for the years ended March 31, 2015, 2014 and 2013, respectively, of which $477,325, $308,675, and $223,836 were derived from our related parties, respectively. Interest expense previously accrued was paid in September 2014.

Warranties. Our agreements with our customers generally include certain provisions for indemnifying them against liabilities if our services infringe a third party’s intellectual property rights or for other specified reasons.

Off-balance sheet arrangements

During Fiscal 2015 and Fiscal 2014, we did not have any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Developments

Mexico. We marketed our pdvConnect product through an international Tier 1 carrier located in Mexico. In May 2015, the agreement with the international carrier terminated and, upon termination of the agreement, except for any payments due to us, neither party has any further obligations under the agreement. Revenues from our international carrier were $79,938, $197,795 and $289,096 for the years ended March 31, 2015, 2014 and 2013, respectively.

Follow-on offering of common stock. In May 2015, we completed a registered follow-on public offering of common stock resulting in the sale of 1,725,000 shares at a purchase price to the public of $40.00 per share, which includes 225,000 shares sold pursuant to the underwriters’ exercise of their over-allotment option. Net proceeds were approximately $64.8 million after deducting underwriting discounts and commissions, and estimated offering expenses.

Leases. Subsequent to March 31, 2015, we entered into seven additional tower space leases for our new DispatchPlus business. The total commitment is approximately $1.1 million over the life of the leases. The leases expire in September 2020, April 2025, and May 2025.

Equity Awards.

•	2014 Stock Plan: Our board of directors adopted our 2014 Stock Plan on May 12, 2014, which was approved by our stockholders on May 30, 2014, authorizing and reserving 1,200,000 shares of our common stock for issuance under our 2014 Stock Plan. The number of shares reserved for issuance under the 2014 Stock Plan automatically increased on January 1, 2015 by 623,651 shares of common stock and will increase on each subsequent anniversary through January 1, 2024 by an amount equal to the smaller of 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or a lesser amount determined by our board of directors.

•	Restricted Stock Units: For the fiscal year ended March 31, 2015, we issued 83,804 restricted stock units for shares of our common stock to certain directors, employees and contractors of the company.

•	Options: For Fiscal 2015, we awarded certain employees and contractors options to purchase 1,390,957 shares of our common stock with a weighted average exercise price of $20.93 per share. On May 1 and 20, 2015, under the 2014 Stock Plan, we awarded certain employees 30,250 and 10,000 options to purchase shares of common stock with an exercise price of $49.16 and $48.78 per share, respectively. Additionally, under the 2014 Stock Plan, the company awarded 50,000 options to purchase shares of common stock to an additional employee with an exercise price of $47.10. All

47	Page

shares have a ten year contractual life, 25% will vest on the first anniversary of the grant, and the remainder will vest in three equal annual installments. Shares granted to individuals are subject to vesting, future settlement conditions and other such terms as determined by the Board of Directors.

As a result of these equity issuances during Fiscal 2015, our financial statements for this period and future periods will report significant stock-based compensation expenses. Stock-based compensation expense was $6,963,782 for Fiscal 2015, representing the $1,676,080 in expense related to the restricted stock units issued during Fiscal 2015 and the amortization of the fair value of options issued between fiscal year 2009 and March 31, 2015.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital for the purpose of funding our operations. To achieve these objectives, we maintain a portfolio of cash and cash equivalents in a variety of securities, including commercial paper and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are comprised of cash and cash equivalents. We currently do not hedge interest rate exposure. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We have limited foreign currency risk exposure as our business operates primarily in U.S. dollars. We do not have any foreign currency or other derivative financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed in Item 15 are filed as part of this report and appear on pages F-2 through F-21.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed only to provide reasonable assurance that they will meet their objectives. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of March 31, 2015, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). In connection with the preparation of the interim financial statements in a previous filing, our management identified an error in our calculation and reporting of the weighted average shares of common stock outstanding, and the related net loss per common share (basic and diluted). Specifically, in calculating the weighted average shares of common stock outstanding, management incorrectly considered the effect of two corporate actions the Company completed in connection with its June 2014 private placement, including: (i) the conversion of all outstanding shares of preferred stock into common stock and (ii) the exchange of all outstanding warrants to purchase preferred stock for shares of common stock (the “Corporate Actions”), as if such events occurred at the beginning of each of these reporting periods, instead of only considering the effect of these Corporate Actions after their effective date in June 2014. As a result, our disclosure of the weighted average shares of common stock outstanding for the three and nine month periods ended December 31, 2013 and the nine month period ended December 31, 2014 were higher, and our disclosure of the related net loss per common share (basic and diluted) were lower, than they should have been if we correctly gave effect to the Corporate Actions only after their effective date in June 2014. Although the corrections have no impact on the Company’s net loss reported in the statements of operations, balance sheets or the statements of cash flows for the above mentioned periods and

Page	48

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

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, except for remediation efforts regarding the tracking, calculating, and reporting of the weighted average shares of common stock outstanding and the related net loss per common share (basic and diluted) (as defined in Rules 13a-15(f) or 15d-15(d) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

49	Page

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth information regarding our executive officers and directors as of June 1, 2015.

Name	Age	Position with Pacific DataVision
Brian McAuley	74	Chairman of the Board
Morgan O’Brien	70	Vice Chairman of the Board
John Pescatore	50	Chief Executive Officer, President and Director
Timothy Gray	45	Chief Financial Officer
Frank Creede	56	Chief Technical Officer
Leon Frazier	68	Chief Sales and Marketing Officer
Richard E. Rohmann	69	Executive Vice President and Secretary
Thomas Sidman	60	Chief Legal Officer
T. Clark Akers	57	Director
Andrew Daskalakis	81	Director
Peter Schiff	63	Director
John C. Sites	63	Director

The business address for our directors and executive officers is c/o Pacific DataVision, Inc., 3 Garret Mountain Plaza, Suite 401, Woodland Park, New Jersey 07424.

Brian D. McAuley. Mr. McAuley has served as our Chairman of the Board since 2004. Mr. McAuley is a co-founder of Nextel Communications, Inc. and held senior executive positions at Nextel from its inception in 1987 until 1996, including seven years as President and Chief Executive Officer. Upon leaving Nextel, he joined Imagine Tile, Inc., a custom tile manufacturer, where he served as Chairman and Chief Executive Officer from 1996 to 1999 and where he continues to serve as Chairman. He also served as President and Chief Executive Officer of NeoWorld Communications, Inc., a wireless telecommunications company, from 1999 until the sale of that company to Nextel in 2003. Mr. McAuley is a certified public accountant and, prior to co-founding Nextel, his positions included Chief Financial Officer of Millicom Incorporated, Corporate Controller at Norton Simon Inc. and Manager at Deloitte & Touche LLP. He also currently serves on the board of directors of United Rentals (NYSE: URI). Mr. McAuley has a Bachelor of Business Administration Degree from Adelphi University and is a member of various finance and telecommunications industry organizations.

We believe Mr. McAuley is qualified to serve on our board of directors based on his prior experience in founding, building and serving as an executive officer at leading telecommunications companies, his prior experience in building a nationwide dispatch network at Nextel and his experience serving on the board of directors of other private and public companies.

Morgan E. O’Brien. Mr. O’Brien has served as a member of our board of directors since April 2012, and as Vice Chairman since May 2014. From January 2009 to present, Mr. O’Brien has served as an independent consultant to several wireless start-ups and as a member of the board of directors of Global Telecom and Technology, Inc. As the co-founder and chairman of Nextel Communications, Inc., Mr. O’Brien led the creation of the first all-digital nationwide wireless network (the Nextel National Network) and brought PTT (PTT) communication to the mass business and consumer market. After the merger of Nextel with Sprint, he was a co-founder of Cyren Call Communications, where he served until January 2009. Mr. O’Brien was recognized in 1987 as New Jersey Entrepreneur of the Year and was voted the RCR Person of the Year in 1993 and again in 2006. In 2005, he was inducted into the Washington, DC Business Hall of Fame and in 2007 he was named a Fellow of the Radio Club of America and was named by Fierce Wireless as “one of the top U.S. wireless innovators of all time.” Mr. O’Brien has also served on a number of boards of other public companies including

Page	50

Sprint Nextel and Williams Telecommunications. He also serves on the board of several private companies and charitable organizations. Mr. O’Brien is a graduate of Georgetown University and received his law degree from Northwestern University.

We believe Mr. O’Brien is qualified to serve on our board of directors based on his prior experience in founding, building and serving as an executive officer at Nextel and Cyren Call Communications, his prior experience in building a nationwide dispatch network at Nextel, his expertise in FCC licensing and compliance matters and his experience serving on the board of directors of other private and public companies.

John C. Pescatore. Mr. Pescatore has served as our President, Chief Executive Officer and a member of our board of directors since August 2004. He is a seasoned telecommunications executive with particular expertise in start-up and rapidly growing companies. Prior to his current role as our President and Chief Executive Officer, he was Executive Vice President and Chief Operating Officer of NeoWorld. NeoWorld was founded to develop and launch a nationwide dispatch system and held spectrum in major markets throughout the United States. The company was successfully sold to Nextel Communications in 2003. Prior to that, Mr. Pescatore was Executive Vice President of Operations with Expanets, Inc., one of the fastest growing voice and data communications solutions and services companies in the United States. He was one of the key architects in building Expanets and saw the business through enormous growth by strategic acquisitions. Prior to that, Mr. Pescatore was part of the team involved in the start-up of Nextel Communications, where he held numerous senior leadership positions including Vice President of Operations, President of the Two-Way Radio Division and President of the New York Area during its digital system rollout. Prior to Nextel, Mr. Pescatore was a consultant with Deloitte & Touche. He earned his undergraduate degree in accounting from New York University and earned his certified public accountant certification.

We believe Mr. Pescatore is qualified to serve on our board of directors based on his service as an executive at leading telecommunications companies, his expertise in the dispatch network market and his financial and accounting expertise.

Timothy Gray. Mr. Gray joined the Company as Chief Financial Officer in June 2014. From November 2011 to May 2013, Mr. Gray served as Senior Vice President and Chief Financial Officer of MedImmune, Inc. and then served as Senior Vice President of Finance for MedImmune’s Specialty Care Group until November 2013. Mr. Gray also served in various other finance roles at MedImmune since April 2008. Prior to joining MedImmune, Mr. Gray also served in finance positions at AOL and Nextel and started his career at Deloitte and Touche. He is also a member of the Audit Committee of the Children’s Inn at the National Institutes of Health. Mr. Gray holds a BBA in Accounting from the University of Notre Dame and is a certified public accountant.

Frank Creede. Mr. Creede has served as our Chief Technical Officer since 2003. He has our led the strategy, development and operation of our enterprise focused, carrier grade, mobile applications and cloud services. Mr. Creede is a former board member of the San Diego Tech Coast Angels and an angel investor in over 10 Southern California emerging high tech companies. From 1986 to 2002, Mr. Creede was the Chairman, President & CEO of Logic Innovations, Inc., which he founded and which was acquired by Xyratex Ltd. in 1999. He also founded Staffing Innovations, LLC, a technical contract outsourcing business in 1997, which was acquired in 2012. Mr. Creede is a volunteer mentor at the Chairman’s Roundtable, and a volunteer on the CommNexus NextStage committee. He holds a Bachelor’s of Science Degree in Electrical Engineering from UC Davis and he has completed coursework for the MBA program at San Diego State University.

Leon Frazier. Mr. Frazier became our Chief Sales and Marketing Officer in June 2014. Prior to joining us, he conducted an independent consulting practice from May 2012. In April 2010, he was recruited to start Bloomberg Government Sales and Marketing as Head of Sales and served in that role until May 2012. Mr. Frazier previously served in various roles for Sprint Corporation, including Vice President of Public Sector Business (which included State and Local Government, Education, Utilities, Healthcare and Federal Government),and Senior Vice President of Enterprise and Public Sector (which also included construction,

51	Page

manufacturing, professional services and distribution) and Senior Vice President of Enterprise and Public Sector, from September 2005 until his retirement from Sprint in 2008. Prior to joining Sprint, Mr. Frazier was Vice President of Public Sector at Nextel, which position he held since 2001 after joining Nextel in 1997 and designing and implementing a corporation accounts program which was responsible for sales to 375 of the Fortune 500. Mr. Frazier has more than 33 years of experience in the telecommunications industry, starting in 1981 at RCA where he was a Senior Vice President with subsequent positions at General Electric and Mitel Business Telephone Systems where he was Vice President and General Manager of the North American Division. Mr. Frazier graduated from Virginia Commonwealth University in 1971 with a bachelor’s degree in Business Management.

Richard E. Rohmann. Mr. Rohmann is one of our co-founders and is our Secretary and Executive Vice President focused on the development of our technology platform, and has filled such roles since 2004. Mr. Rohmann previously served as a director on our board of directors from 2004 until we completed the June 2014 private placement. Mr. Rohmann was also our President from 1997 until 2003. He designed and developed our first two commercial software products, as well as the original corporate web site. Mr. Rohmann created the database schema and user interface for the first commercial version of our series of telecommunications services that enable wireless PTT dictation and documentation from mobile phones. He is a co-inventor on our six granted U.S. and two international patents and several pending patents. Before co-founding our Company, he served for nine years as Vice President of Operations and Vice President of Asset Management for The Lomas Santa Fe Group, a privately held real estate owner/developer. Prior to that, he served as Vice President and Chief Operating Officer of HomeVest Real Estate Securities, and President of HHC Mortgage Corporation and HHC Management Company, real estate syndication affiliates of the former Home Federal S & L. His military service includes 4-1/2 years as an Aircraft Maintenance Officer in the United States Air Force. He holds an MBA in finance from San Diego State University and a Bachelor’s degree in zoology, mathematics, and chemistry from the University of Colorado, which he attended as a Boettcher Scholar.

Thomas Sidman. Mr. Sidman joined the Company as Chief Legal Officer in June 2015. Prior to joining our Company, from 2009 to 2015, and from 2003 to 2006, Mr. Sidman provided business and strategic consulting and advisory services to domestic and international telecommunications companies. He was a co-founder and served as a senior executive for Cyren Call Communications Corporation from 2006 to 2009. Cyren Call’s principal mission and focus was advocating for and architecting a nationwide advance generation mobile wireless broadband network for priority use by public safety personnel in the United States. Mr. Sidman served as General Counsel of Nextel Communications, Inc., from October 1994 until early 2001, and thereafter served as Senior Legal Advisor to Nextel until April 2003. Mr. Sidman obtain his undergraduate degree from the University of Virginia with a Bachelor’s degree in Economics and Psychology. He received his law degree from The University of Virginia School of Law and subsequently, his graduate business degree from The George Washington University.

T. Clark Akers. Mr. Akers joined our board of directors upon the completion of our June 2014 private placement. He has been a Managing Director at Commerce Street Capital, a Dallas investment banking firm that serves financial institutions and middle market companies, since 2013. His responsibilities at Commerce Street include raising capital for Small Business Investment Company (SBIC) funds for experienced U.S. investment managers. Mr. Akers holds both Series 7 and Series 63 License Registrations with the National Association of Securities Dealers, Inc. Mr. Akers also serves on the Advisory Board of Pharos Capital Group, a private equity firm based in Nashville and Dallas. Mr. Akers also serves on the Board of Managers and is a founder and Vice President of Continuum 700 LLC, a wireless start-up that has acquired ten 700 MHz A Block licenses covering a population of approximately 12 million people. In preparation to bid on those licenses in a 2008 FCC 700MHz spectrum auction, Mr. Akers and his partners raised $68 million of capital for Continuum 700 LLC. Mr. Akers recently served as Vice Chairman of Intechra, the largest electronic waste and asset disposal company in the U.S. As a founder of Intechra, Mr. Akers raised $50 million of equity that was necessary for the organic and acquisitive growth which marked Intechra’s rise to leadership in the e-waste business. Additionally, he was responsible for recruiting key members of Intechra’s management team. Following those initiatives, he worked closely with the sales team on targeted Fortune 100 business development efforts. Mr. Akers’ tenure with Intechra began in 2004

Page	52

and ended in 2009. Prior to Intechra, Mr. Akers served as Senior Vice President of External Affairs for TeleCorp PCS, Inc., the ninth largest wireless phone company in the U.S. before its acquisition by AT&T Wireless in 2002. Mr. Akers received his Bachelor of Arts degree from Vanderbilt University in 1979.

We believe Mr. Akers is qualified to serve on our board of directors based on his prior experience as an executive in the telecommunications industry, his experience in providing fund raising and advisory services to growth companies, and his knowledge of the capital markets.

Andrew Daskalakis. Mr. Daskalakis has served as a member of our board of directors since 2004. Mr. Daskalakis currently serves as President of AMK International, Inc., an investment fund that he founded over 15 years ago. He has over 30 years of experience in wireless communications and has successfully operated a dispatch radio business. A wireless industry pioneer, he has held engineering management positions with AT&T’s Bell Labs where he was co-inventor of the Cellular Telephone System. He has also held senior executive positions with Motorola, Satellite Business Systems and was President and CEO of Cellular Telephone Co. He has also served as a consultant for Nextel Communications. Mr. Daskalakis received a BSEE degree from the Drexel University and a MSEE degree from New York University.

We believe Mr. Daskalakis is qualified to serve on our board of directors based on his leadership experience as an executive in the telecommunications industry, his expertise in operations and investing in growth companies, his prior experience with building and operating dispatch networks and his experience serving as a director on other boards of directors.

Peter Schiff. Mr. Schiff has served as a member of our board of directors since August 2004. He also currently serves as Managing Partner of Northwood Ventures LLC and Northwood Capital Partners LLC, a venture capital firm, which he founded in 1983. Prior to founding Northwood Ventures LLC, Mr. Schiff worked in the private equity division of E.M. Warburg, Pincus & Co., and previously had been an officer in the corporate division of Chemical Bank (now JPMorgan Chase & Co.). He serves as a director of many of Northwood’s portfolio companies. Mr. Schiff graduated from Lake Forest College and received an M.B.A. from University of Chicago’s Booth School of Business with concentrations in Finance and Marketing. In 2009, he was awarded the honorary degree of Doctor of Laws by the Lake Forest College after serving as a trustee for 16 years, culminating in being its Chairman. Mr. Schiff also serves as a trustee and secretary of Hofstra University and as a member of the Joint Board of Overseers of the Hofstra North Shore – LIJ School of Medicine. Northwood Ventures was an early investor in several enterprise focused carriers including Nextel Communications, Dispatch Communications and NeoWorld.

We believe Mr. Schiff is qualified to serve on our board of directors based on his experience in advising and investing in growth companies, his knowledge of the capital markets and his experience serving as a director on other boards of directors.

John C. Sites Jr. Mr. Sites has served as a member of our board of directors since August 2004. He has been a partner at Wexford Capital since 2008, and joined Wexford Capital in 2006, where he focuses on private and public equity investing. Prior to joining Wexford in 2006, he was a general partner of Daystar Special Situations Fund and Rock Creek Partners II, Ltd for ten years. From 1981 to 1995, Mr. Sites was employed by Bear Stearns & Co., Inc. where he reached the position of Executive Vice President and was a member of the board of directors. While at Bear Stearns, Mr. Sites established the firm’s mortgage and asset-backed department, served on the firm’s executive and compensation committees, was co-head of the taxable fixed income group and oversaw Bear Stearns Asset Management and the Financials Institutions Group. From 1974 to 1981, Mr. Sites worked at Trading Company of the West, First Pennco Securities and Morgan, Keegan & Company. Mr. Sites holds a BA in economics from Rhodes College and is a member of Phi Beta Kappa.

We believe Mr. Sites is qualified to serve on our board of directors based on experience in investing in private and public growth companies, his knowledge of the capital markets and his experience serving as a director on other boards of directors.

53	Page

Governance of Our Company

We seek to maintain high standards of business conduct and corporate governance, which we believe are fundamental to the overall success of our business, serving our stockholders well and maintaining our integrity in the marketplace. Our corporate governance guidelines and code of business conduct and ethics, together with our certificate of incorporation, bylaws and the charters of our board committees, form the basis for our corporate governance framework. As discussed below, our board of directors has established three standing committees to assist it in fulfilling its responsibilities to the Company and its stockholders: the audit committee, the compensation committee and the nominating and corporate governance committee.

Corporate Governance Guidelines: Our corporate governance guidelines are designed to help ensure effective corporate governance of our Company. Our corporate governance guidelines cover topics including, but not limited to, director qualification criteria, director responsibilities, director compensation, director orientation and continuing education, communications from stockholders to the board, succession planning and the annual evaluations of the board and its committees. Our corporate governance guidelines are reviewed by the nominating and corporate governance committee of our board and revised when appropriate.

Our Board of Directors: Our board of directors currently consists of seven persons. The number of members of our board of directors can be determined from time to time by action of our board of directors.

We are subject to the Sarbanes-Oxley Act and related SEC rules and the corporate governance rules of the Nasdaq Stock Market.

Our board has determined that our four non-employee directors, including Messrs. Akers, Daskalakis, Schiff and Sites, each meets the independence standards established by the Nasdaq Stock Market.

Our board of directors believes its members collectively have the experience, qualifications, attributes and skills to effectively oversee the management of our Company, including a high degree of personal and professional integrity, an ability to exercise sound business judgment on a broad range of issues, sufficient experience and background to have an appreciation of the issues facing our Company, a willingness to devote the necessary time to board duties, a commitment to representing the best interests of our Company and our stockholders and a dedication to enhancing stockholder value.

Committees of our Board of Directors: Our board of directors has established three committees: the audit committee, the compensation committee and the nominating and corporate governance committee. Each of these committees consists of three members, each of whom satisfies the independence standards of the Nasdaq Stock Market.

Audit Committee. The audit committee is comprised of three of our independent directors, T. Clark Akers, Peter Schiff and John C. Sites, each of whom is able to read and understand fundamental financial statements, including our balance sheet, statement of operations, and cash flow statement as required by the rules of the Nasdaq Stock Market. Mr. Akers is the chairperson of the audit committee.

The functions of the audit committee include the retention of our independent registered public accounting firm, reviewing and approving the planned scope, proposed fee arrangements and results of our Company’s annual audit, reviewing the adequacy of our Company’s accounting and financial controls and reviewing the independence of our Company’s independent registered public accounting firm. Our board of directors has determined that each member of the audit committee is an “independent director” under the listing standards of the Nasdaq Stock Market and the applicable rules and regulations of the SEC. The board has also determined that each of T. Clark Akers, Peter Schiff and John C. Sites is an “audit committee financial expert” within the applicable requirements of the SEC. The audit committee is governed by a written charter approved by the board of directors, which complies with the applicable provision of the Sarbanes-Oxley Act and related rules of the SEC and the Nasdaq Stock Market.

Page	54

Compensation Committee. The compensation committee is comprised of three of our independent directors, Peter Schiff, John C. Sites and Andrew Daskalakis. Mr. Schiff is the chairperson of the compensation committee. The functions of the compensation committee include the approval of the compensation offered to our executive officers and recommendation to the full board the compensation to be offered to our directors. In accordance with the listing standards of the Nasdaq Stock Market, the compensation committee will evaluate the independence of each compensation consultant, outside counsel and advisor retained by or providing advice to the compensation committee. The board of directors has determined that each of Messrs. Schiff, Sites and Daskalakis is an “independent director” under the listing standards of the Nasdaq Stock Market, including the additional requirements that apply to members of the Compensation Committee. In addition, the members of the compensation committee qualify as “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act and as “outside directors” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation Committee is governed by a written charter approved by our board of directors.

Nominating and Corporate Governance Committee. The nominating and corporate governance committee is comprised of three of our independent directors, Andrew Daskalakis, T. Clark Akers and Peter Schiff. Mr. Daskalakis is the chairperson of the nominating and corporate governance committee. The functions of the nominating and corporate governance committee include the identification, recruitment and nomination of candidates for our board of directors and its committees, making recommendations to our board of directors concerning the structure, composition and functioning of our board of directors and its committees (including the reporting channels through which our board of directors receives information and the quality and timeliness of the information), developing and recommending to our board of directors corporate governance guidelines applicable to our Company and annually reviewing and recommending changes (as necessary or appropriate), overseeing the annual evaluation of our board of directors’ effectiveness and performance, and periodically conducting an individual evaluation of each director. Our board of directors has determined that each member of the nominating and corporate governance committee will be an “independent director” under the listing standards of the Nasdaq Stock Market. The nominating and corporate governance committee is governed by a written charter approved by our board.

Compensation Committee Interlocks and Insider Participation: No member of our Compensation Committee has at any time been our employee. Except as set forth herein, none of our executive officers serves, or has served during the last fiscal year, as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of our board or our Compensation Committee.

Code of Business Conduct and Ethics: Our board of directors adopted a code of business conduct and ethics that applies to our officers, directors and employees. Among other matters, our code of business conduct and ethics is designed to deter wrongdoing and to promote the following:

•	Prohibiting conflicts of interest (including protecting corporate opportunities);

•	Protecting our confidential and proprietary information and that of our customers and vendors;

•	Treating our employees, customers, suppliers and competitors fairly;

•	Encouraging full, fair, accurate, timely and understandable disclosure;

•	Protecting and properly using company assets;

•	Complying with laws, rules and regulations (including insider trading laws); and

•	Encouraging the reporting of any unlawful or unethical behavior.

Any waiver of the code of business conduct and ethics for our executive officers, directors or employees may be made only by our nominating and corporate governance committee and will be promptly disclosed as required by law or stock exchange rules. We have posted a copy of our code of business conduct and ethics, and intend to post amendments to this code, on our website at http://www.pdvwireless.com, as permitted under SEC rules and regulations.

55	Page

Board Leadership Structure: Mr. McAuley serves as Chairman of our board of directors. Our board has determined that separating the positions of Chief Executive Officer and Chairman of the Board is in the best interests of the Company and its stockholders at this time. Our board believes our leadership structure enhances the accountability of our Chief Executive Officer to the board and encourages balanced decision making. In addition, the board believes that this structure provides an environment in which its independent directors are fully informed, have significant input into the content of board meetings and are able to provide objective and thoughtful oversight of management. Our board also separated the roles in recognition of the differences in responsibilities. While our Chief Executive Officer is responsible for the day-to-day leadership of the Company, the Chairman of the Board provides guidance to the board and sets the agenda for board meetings. The Chairman of the Board also provides performance feedback on behalf of the board to our Chief Executive Officer. The board intends to carefully evaluate from time to time whether our Chief Executive Officer and Chairman positions should remain separate based on what the board believes is best for the Company and its stockholders.

Board Oversight of Risk: Our board is actively involved in the oversight of risks that could affect the Company. The board as a whole has responsibility for risk oversight of the Company’s risk management policies and procedures, with reviews of certain areas being conducted by the relevant board committee. The board satisfies this responsibility through reports by each committee chair regarding the committee’s considerations and actions, as well as through regular reports directly from management responsible for oversight of particular risks within the Company. Specifically, the board committees address the following risk areas:

•	The compensation committee is responsible for overseeing the management of risks related to, the retention and motivation of the Company’s executives and their compensation plans and arrangements.

•	The audit committee discusses with management the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures.

•	The nominating and corporate governance committee considers risks related to regulatory and compliance matters.

The board encourages management to promote a corporate culture that incorporates risk management into the Company’s day-to-day business operations.

Communications with the Board of Directors: The board desires that the views of stockholders will be heard by the board, its committees or individual directors, as applicable, and that appropriate responses will be provided to stockholders on a timely basis. Stockholders wishing to formally communicate with the board, any board committee, the independent directors as a group or any individual director may send communications directly to the Company at Pacific DataVision, Inc., 3 Garret Mountain Plaza, Suite 401, Woodland Park, New Jersey 07424, Attention: Corporate Secretary. All clearly marked written communications, other than unsolicited advertising or promotional materials, are logged and copied, and forwarded to the director(s) to whom the communication was addressed. Please note that the foregoing communication procedure does not apply to (i) stockholder proposals pursuant to Exchange Act Rule 14a-8 and communications made in connection with such proposals or (ii) service of process or any other notice in a legal proceeding.

Section 16(a) Beneficial Ownership Reporting Compliance: Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who beneficially own more than 10% of our common stock to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such persons. Based solely on a review of copies of reports provided to the Company pursuant to Rule 16a-3(e) of the Exchange Act and representations of such reporting persons, the Company believes that during the fiscal year ended March 31, 2015, such SEC filing requirements were satisfied, with the exception of one late Form 4 filed by Stephen Feinberg on March 20, 2015, which was with respect to transactions that occurred on March 17, 2015 and March 19, 2015.

Page	56

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes information concerning the compensation awarded to, earned by, or paid for services rendered in all capacities by our named executive officers during the fiscal years ended March 31, 2015 and March 31, 2014. The compensation described in this table does not include medical, group life insurance, or other benefits which are available generally to all of our salaried employees.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Brian McAuley,	2015	155,915	—		—	1,744,250	—	101,426	(2)	2,001,591
Chairman of the Board	2014	48,000	—		—	—	—	—		48,000

Morgan O’Brien	2015	161,410	—		150,980	2,660,250	—	—		2,972,640
Vice Chairman	2014	—	—		—	—	—	—		—

John Pescatore,	2015	312,500	35,000	(1)	483,160	2,553,000	—	303,767	(2)	3,687,426
President and Chief Executive Officer	2014	200,000	—		—	—	—	—		200,000

(1)	Bonus of 10% of salary for submission and filing of the registration statement that was declared effective on January 26, 2015.
(2)	Represents payment of deferred compensation.

Narrative to Summary Compensation Table

During the fiscal year ended March 31, 2014, our operations were minimal and other than base salaries, our Company had not paid any other compensation to our executive officers, including our named executive officers. On May 14, 2014, our board of directors approved a compensation program for our named executive officers as described below. Consistent with the size and nature of our Company, our executive compensation program is simple, consisting of a base salary, an annual performance-based cash award and an annual long-term equity award under our 2014 Stock Plan.

Base Salary: The base salaries of our named executive officers depend on their job responsibilities, the market rate of compensation paid by companies in our industry for similar positions, our financial position, and the strength of our business. Base salaries provide a fixed means of compensation in order to attract and retain talent.

Performance-Based Cash Awards: As part of the Company’s executive compensation program, the board intends to establish an annual performance-based cash award program for our executive officers and other key employees for company and individual performance and to reinforce company goals and strategic initiatives. The annual performance-based cash awards will be based on the achievement of company and individual performance metrics established by the compensation committee. Following the end of each fiscal year, the compensation committee will be responsible for determining the bonus amount payable to the executive officer based on the achievement of company’s and individual performance metrics established for such executive.

Long-Term Equity Awards: Our board of directors believes that equity ownership by our executive officers and key employees encourages them to create long-term value and aligns their interests with those of our stockholders. We intend to grant annual equity awards to our executive officers under our 2014 Stock Plan.

57	Page

Compensation of Named Executive Officers

On May 14, 2014, our board of directors approved the following compensation for the fiscal year ended March 31, 2015 for our named executive officers:

Brian McAuley, Chairman: Mr. McAuley’s salary was increased from $48,000 to $200,000 effective as of July 1, 2014, and his target bonus eligibility was set at 75% of his base salary in connection with the June 2014 private placement. Additionally, in connection with the June 2014 private placement, he was granted a stock option to purchase 135,000 shares of our common stock with an exercise price equal to $20.00 per share. 25% of the option shares vest on June 10, 2015, and the remainder of the option shares will vest in three equal annual installments thereafter. On January 29, 2015, Mr. McAuley was granted a stock option to purchase 65,000 shares of our common stock with an exercise price equal to $25.00 per share. 25% of the option shares will vest on January 29, 2016 and the remainder of the option shares will vest in three annual installments thereafter. The grants were made pursuant to our 2014 Stock Plan.

Morgan O’Brien, Vice Chairman: Mr. O’Brien’s salary was increased from $0 to $200,000 effective as of June 10, 2014, and on April 1, 2015, his salary was increased to $300,000. His target bonus eligibility was set at 75% of his base salary in connection with the June 2014 private placement. Additionally, in connection with the June 2014 private placement, he was granted a stock option to purchase 135,000 shares of our common stock with an exercise price equal to $20.00 per share. 25% of the option shares will vest on June 10, 2015, and the remainder of the option shares will vest in three equal annual installments thereafter. On January 29, 2015, Mr. O’Brien was granted a stock option to purchase 165,000 shares of our common stock with an exercise price equal to $25.00 per share. 100,000 of the option shares vested upon grant, 25% of the remaining 65,000 option shares will vest on January 29, 2016 and the remainder of the option shares will vest in three annual installments thereafter. The grants were made pursuant to our 2014 Stock Plan.

John Pescatore, President and Chief Executive Officer: Mr. Pescatore’s salary was increased from $200,000 to $350,000 effective as of July 1, 2014, and his target bonus eligibility was set at 100% of his base salary, in connection with the June 2014 private placement. Additionally, in connection with the June 2014 private placement, Mr. Pescatore was granted a stock option to purchase 300,000 shares of our common stock with an exercise price equal to $20.00 per share. 25% of the option shares vest on June 10, 2015, and the remainder of the option shares will vest in three equal annual installments thereafter. The grants were made pursuant to our 2014 Stock Plan.

Additionally, pursuant to the terms of the registration rights agreement we entered into in connection with the June 2014 private placement, our Chief Executive Officer received a bonus from the Company in the amount of $35,000 (10% of such officer’s base salary during the fiscal year ended March 31, 2015) because of the submission and filing of the registration statement that was declared effective on January 26, 2015.

Our compensation committee, which is comprised solely of independent directors, has the responsibility for evaluating and authorizing the compensation payable to our executive officers, including our named executive officers. Our compensation committee intends to hire a compensation consultant to advise the compensation committee on how to best compensate our executive officers and directors. Generally, a compensation consultant would provide us with competitive market data and analysis regarding the compensation elements proposed to be offered to our Company’s executive officers, including base salary, cash incentives and equity incentives. In connection with the Executive Severance Plan and the related Severance Plan Participation Agreements we entered into with our executive officers as discussed below, the compensation committee hired a compensation consultant to provide us with competitive market data regarding severance and related plans that are entered into with similarly situated companies.

Page	58

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding outstanding equity awards held by our named executive officers at March 31, 2015.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price	Option Expiration Date
Brian McAuley	—	135,000	(1)	$20.00	6/10/2024
	—	65,000	(3)	$25.00	1/29/2025
Morgan O’Brien	—	135,000	(1)	$20.00	6/10/2024
	100,000	65,000	(2)	$25.00	1/29/2025
John Pescatore	12,985	—		$13.25	12/1/2020
	—	300,000	(1)	$20.00	6/10/2024

(1)	25% of the option shares vest on June 10, 2015, and the remainder of the option shares will vest in three equal annual installments thereafter.
(2)	100,000 of the option shares vested upon grant. 25% of the remaining 65,000 option shares will vest on January 29, 2016 and the remainder of the option shares will vest in three annual installments thereafter.
(3)	The option shares vest and become exercisable in 4 equal annual installments beginning on January 29, 2016.

Pension and Nonqualified Deferred Compensation

We do not provide any retirement payments or benefits, other than under our 401(k) Plan, nor do we sponsor or maintain any nonqualified defined contribution or deferred compensation plans.

Potential Payments upon Termination or Change in Control

The table below describes the potential payments or benefits to our named executive officers upon termination of employment by us without cause or for good reason (each as defined in the Executive Severance Plan), as if each executive’s employment terminated as of March 31, 2015. See “Employment Arrangements – Severance Arrangements with our Named Executive Officers” for additional information.

Name	Base Salary ($)(3)	Health ($)	Stock or Option Vesting ($)(1)	Other ($)		Total ($)
Brian McAuley	400,000	20,520	5,675,000	325,000	(2)	6,420,520
Morgan O’Brien	400,000	20,520	5,675,000	475,000	(2)	6,570,520
John Pescatore	700,000	20,520	9,000,000	725,000	(2)	10,445,520

(1)	Represents value of immediate vesting of unvested stock options.
(2)	Represents 2 times the target annual bonus and outplacement support.
(3)	Represents 2 times the base salary.

Severance Arrangements with our Named Executive Officers

Severance Plan Participation Agreement

On March 27, 2015, we entered into a Severance Plan Participation Agreement (the “Participation Agreement”) with the our executive officers and certain key employees pursuant to our Executive Severance Plan (the “Severance Plan”) approved by our compensation committee of the board of directors. The Severance Plan

59	Page

establishes the amount of severance payments and benefits available in the event of a (i) termination of employment by the Company without Cause or by the participant for Good Reason and (ii) termination of employment by the Company without Cause or by the participant for Good Reason 6 months before or within 24 months after a Change in Control (as defined in the Severance Plan).

The Severance Plan establishes three tiers of executives: Tier 1, Tier 2 and Tier 3. The Company’s Tier 1 executives are: Brian McAuley, Chairman of the Board; Morgan O’Brien, Vice Chairman of the Board; John Pescatore, President and Chief Executive Officer; and Tim Gray, Chief Financial Officer. The Company’s Tier 2 executives are: Frank Creede, Chief Technical Officer; Leon Frazier, Chief Sales and Marketing Officer; Richard Rohmann, Executive Vice President; Steven J. Schreiber, Vice President – Business Operations; and Laura Politi, Vice President – Human Resources. There are no Tier 3 executives at this time.

Upon termination of employment by the Company without Cause or by the participant for Good Reason, each (i) Tier 1 executive is eligible for a cash severance payment equal to 2.0 times the sum of the executive’s base salary plus target bonus, paid in installments over 24 months, plus a pro-rated target bonus for the fiscal year in which the termination occurs and (ii) Tier 2 executive is eligible for a cash severance payment equal to 1.5 times the sum of the executive’s base salary plus target bonus, paid in installments over 18 months paid in installments, plus a pro-rated target bonus for the fiscal year in which the termination occurs. Additionally, for equity awards granted prior to February 18, 2015 (the “Effective Date”), each Tier 1 and Tier 2 executive will receive full accelerated vesting of such equity awards and a 2-year time period to exercise any stock options included in such equity awards. For equity awards granted after the Effective Date, each Tier 1 and Tier 2 executive will receive pro-rated accelerated vesting of such equity awards and a 9-month time period to exercise any stock options included in such equity awards.

Upon termination of employment by the Company without Cause or by the executive for Good Reason 6 months before or within 24 months after a Change in Control (as defined in the Severance Plan), each (i) Tier 1 executive is eligible for a cash severance payment equal to 2.0 times the sum of the executive’s base salary plus target bonus, paid in a lump sum, plus a pro-rated target bonus for the fiscal year in which the termination occurs and (ii) Tier 2 executive is eligible for a cash severance payment equal to 1.5 times the sum of the executive’s base salary plus target bonus, paid in a lump sum, plus a pro-rated target bonus for the fiscal year in which the termination occurs. In addition, each Tier 1 and Tier 2 executive will receive full accelerated vesting of all outstanding equity grants and a 2-year time period to exercise any stock options included in such equity awards.

The Severance Plan also provides for payment of health benefits continuation for a maximum of 18 months and outplacement services for a maximum of 12 months and $25,000 for Tier 1 and Tier 2 executives.

Any future Tier 3 executives will be eligible for cash severance, equity acceleration and health benefits in an amount to be determined by the compensation committee of the board of directors.

Further, pursuant to the terms of the Severance Plan Participation Agreements, any existing employment or severance agreement between the Company and the participant is immediately terminated and replaced with the provisions of the Severance Plan, subject to limited exceptions required to comply with the requirements of Internal Revenue Code Section 409A. As of the Effective Date, the Company had employment agreements with its President and Chief Executive Officer, John Pescatore and its Chief Technical Officer, Frank Creede. Each Severance Plan Participation Agreement also provides that any equity award agreements held by a participant as of the Effective Date are amended to provide that the terms “Cause,” “Change in Control,” “Disability” and “Good Reason” as defined in the Severance Plan shall govern the outstanding equity award agreements.

“Cause” as defined in the Severance Plan means (i) the willful and continued failure of the participant to perform substantially the participant’s duties with the Company (other than any such failure resulting from incapacity due to physical or mental illness), as determined by the board of directors with respect to any Tier 1 executive and as determined by the Company’s Chief Executive Officer with respect to any Tier 2 or 3 executive no earlier than

Page	60

30 days after a written demand for substantial performance is delivered to the participant, which specifically identifies the manner in which the Company believes that the participant has willfully and continuously failed to perform substantially the participant’s duties with the Company (provided, however, that with respect to any Tier 1 executive, the failure to achieve individual or Company-based performance goals, budgets or targets shall not be deemed to be a failure of the participant to perform his or her duties for purposes of this definition of Cause); (ii) the willful engaging by the participant in illegal conduct or gross misconduct which is materially and demonstrably injurious to the Company or participant’s ability to perform his or her duties with the Company; (iii) conviction (including a plea of guilty or no lo contendere) of a felony; or (iv) a material breach of the restrictive covenants in Section 6(b) of the Severance Plan subject to the cure provisions provided in Section 6(b) of the Severance Plan.

“Good Reason” as defined in the Severance Plan means, without the participant’s consent, (i) a material diminution in the participant’s base salary, other than a material diminution that results from a determination by both the President/CEO and the Chairman that the Company’s financial condition is such that a reduction in compensation is appropriate and the reduction is applied uniformly to all Company officers; (ii) a material diminution in the participant’s authority, duties, or responsibilities, which shall include (A) with respect to any participant who is a member of the board of directors, any failure of the board of directors to appoint or the stockholders of the Company to elect such participant as a member of the board of directors, or any removal of participant from the board of directors for reasons other than Cause, and (B) with respect to any participant who is a Tier 1 executive, following a Change in Control, a material change in the Company’s long-term business plan or its strategy to increase the value of its FCC licenses; or (iii) any requirement that the participant relocate, by more than 50 miles, the principal location from which the participant performs services for the Company immediately prior to the termination of employment or the occurrence of the Change in Control.

Employee Benefit Plans

2014 Stock Plan

Our 2014 Stock Plan was adopted by our board of directors on May 12, 2014 and approved by our stockholders or May 30, 2014, authorizing and reserving 1,200,000 shares of our common stock for issuance under our 2014 Stock Plan. This reserve automatically increased on January 1, 2015 and will automatically increase each subsequent anniversary through January 1, 2024 by an amount equal to the smaller of 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or a lesser amount determined by our board of directors. Accordingly, 623,651 shares of common stock were added to our 2014 Stock Plan on January 1, 2015 and are available for future issuance under the 2014 Stock Plan.

Appropriate adjustments will be made in the number of authorized shares and other numerical limits in our 2014 Stock Plan and in outstanding awards to prevent dilution or enlargement of participants’ rights in the event of a stock split or other change in our capital structure. Shares subject to awards granted under our 2014 Stock Plan which expire, are repurchased or are cancelled or forfeited will again become available for issuance under our 2014 Stock Plan. The shares available will not be reduced by awards settled in cash. Shares withheld to satisfy tax withholding obligations will not again become available for grant. The gross number of shares issued upon the exercise of stock appreciation rights or options exercised by means of a net exercise or by tender of previously owned shares will be deducted from the shares available under our 2014 Stock Plan.

Awards may be granted under our 2014 Stock Plan to our employees, including officers, directors or consultants, and our present or future affiliated entities. While we may grant incentive stock options only to employees, we may grant nonstatutory stock options, stock appreciation rights, restricted stock purchase rights or bonuses, restricted stock units, performance shares, performance units and cash-based awards or other stock-based awards to any eligible participant.

The 2014 Stock Plan is administered by our compensation committee. Subject to the provisions of our 2014 Stock Plan, the compensation committee determines, in its discretion, the persons to whom, and the times at

61	Page

which, awards are granted, as well as the size, terms and conditions of each award. All awards are evidenced by a written agreement between us and the holder of the award. The compensation committee has the authority to construe and interpret the terms of our 2014 Stock Plan and awards granted under our 2014 Stock Plan.

In the event of a change in control as described in our 2014 Stock Plan, our compensation committee may provide generally for one of three effects on awards:

•	Accelerated vesting: in its discretion, our compensation committee may provide for acceleration of the exercisability, vesting and/or settlement in connection with a change in control of each or any outstanding award or portion thereof and shares acquired pursuant thereto.

•	Assumption, continuation or substitution: the acquirer may, without the consent of any awardee, assume or continue our Company’s rights and obligations under each or any outstanding award or portion thereof immediately prior to the change in control or substitute a substantially equivalent award with respect to the acquirer’s stock.

•	Cash-out of outstanding stock-based awards: our compensation committee may, without the consent of any awardee, determine that each or any award denominated in shares of common stock or portion thereof outstanding and not previously exercised or settled shall be cancelled in exchange for a payment with respect to each vested share in cash, stock or other property.

From May 14, 2014 through March 31, 2015, we awarded certain employees and contractors of the Company options to purchase 1,390,957 shares of our common stock under our 2014 Stock Plan with exercise prices of $20.00 to $46.23 per share with 25% of the option shares vesting on the first anniversary of the applicable grant date and the remainder of the option shares vesting in three equal annual installments thereafter. On May 3, 2015, the Company issued options to purchase 30,250 shares of our common stock with an exercise price of $49.16 per share with 25% of the option shares vesting on the first anniversary of the applicable grant date and the remainder of the option shares vesting in three equal annual installments thereafter. We also issued a grant of 1,750 restricted stock units during the three months ended September 30, 2014.

2010 Stock Plan

Our 2010 Stock Plan was initially adopted by our board of directors and approved by our stockholders. The 2010 Stock Plan superseded the 2004 Stock Plan. Under the 2010 Stock Plan, there were 49,505 stock options and 126,251 restricted stock units outstanding as of March 31, 2015. After the effective date of our 2014 Stock Plan, no additional awards were granted under our 2010 Stock Plan.

2004 Stock Plan

Our 2004 Stock Plan was initially adopted by our board of directors and approved by our stockholders. Under the 2004 Plan, there were options to purchase 8,336 shares of our common stock that are vested and outstanding as of March 31, 2015. After the effective date of our 2014 Stock Plan, no additional awards will be granted under our 2004 Stock Plan.

401(k) Plan

We implemented a 401(k) Plan effective in January 2003, which does not provide for matching contributions by the Company.

Page	62

Non-Employee Director Compensation

The following table summarizes information concerning the compensation awarded to, earned by, or paid for services rendered in all capacities by our non-employee directors during the fiscal years ended March 31, 2015 and March 31, 2014.

Name and Principal Position	Year	Fee ($)	Stock Awards ($)		Option Awards ($)		Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
T. Clark Akers	2015	55,000	35,000	(1)	21,275	(2)	—	—	111,275
	2014	—	—		—		—	—	—
Andrew Daskalakis	2015	35,000	—		42,550	(3)	—	—	77,550
	2014	—	—		—		—	—	—
Peter Schiff	2015	35,000	—		42,550	(3)	—	—	77,550
	2014	—	—		—		—	—	—
John Sites	2015	29,000	—		42,550	(3)	—	—	77,550
	2014	—	—		—		—	—	—

(1)	Fully vested grant of 1,750 restricted stock units
(2)	Fully vested grant of options to purchase 2,500 shares of our common stock at $20.00 per share
(3)	Fully vested grant of options to purchase 5,000 shares of our common stock at $20.00 per share

Narrative Discussion of the Director Compensation Table.

Following the closing of the June 2014 private placement, our compensation committee approved a non-employee director compensation program, pursuant to which our non-employee directors are compensated for their services on our board of directors. The program has been approved by our board of directors.

Our non-employee director compensation program consists of the following elements:

Annual Cash Retainers: The annual cash compensation amounts will equal $25,000 for service on the board, $10,000 for service as the audit committee chair, $5,000 for service as the compensation committee chair, and $5,000 for service as the nominating and governance committee chair.

Long-Term Equity Awards: Non-employee directors will receive an initial award of a stock option to acquire 5,000 shares of common stock upon joining our board of directors and, if they continue to serve as directors following each annual meeting of stockholders, a stock option for 5,000 shares of our common stock will be granted for each year they serve as directors. The exercise price of each stock option will be set at the fair market value of the Company’s common stock on the date of grant. Each stock option will be fully vested on the date of grant. Additionally, for the fiscal year ended March 31, 2015, the chair of the audit committee received a stock option for 2,500 shares of common stock at an exercise price of $20.00 per share and restricted stock units in the amount of 1,750 shares of our common stock at a grant price of $20.00 per share.

Reimbursement: Our directors are entitled to reimbursement for reasonable travel and lodging expenses for attending board and committee meetings.

Our employee directors, including our Chairman of the Board and our Vice-Chairman of the Board, are not entitled to any additional compensation for their service on our board of directors.

63	Page

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED

The following table sets forth information about the beneficial ownership of our common stock by (i) each of our directors, (ii) each of our named executive officers named in the Summary Compensation Table under “Executive Compensation,” (iii) all our directors and executive officers as a group, and (iv) each person or group known by us to own more than 5% of our common stock. The percentages reflect beneficial ownership, as determined in accordance with the SEC’s rules, as of May 27, 2015 and are based on 14,255,493 shares of common stock outstanding as of May 27, 2015. Except as noted below, the address for all beneficial owners in the table below is 3 Garret Mountain Plaza, Suite 401, Woodland Park, New Jersey 07424.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Directors and Executive Officers:
Brian McAuley(2)	414,152	2.90%
Morgan O’Brien(3)	144,184	1.00%
John Pescatore(4)	147,681	1.03%
Andrew Daskalakis(5)	63,953	*
Peter Schiff(6)	231,538	1.62%
John C. Sites(7)	35,506	*
T. Clark Akers(8)	4,250	*
All directors and executive officers as a group (11 persons)	1,162,834	7.93%
5% or more Stockholders (not disclosed above):
Cerberus Capital Management, L.P.(9)	2,804,872	19.68%
FIE II LLC(10)	1,500,000	10.52%
Owl Creek Asset Management L.P.(11)	1,328,672	9.32%
Great American(12)	1,112,500	7.80%
Credit Suisse Securities (USA) LLC(13)	972,000	6.82%
Claren Road(14)	955,300	6.70%

*	Represents less than 1% of the number of shares of our common stock outstanding as of May 27, 2015.
(1)	We determined the number of shares of common stock beneficially owned by each person under rules promulgated by the SEC, based on information obtained from Company records and filings with the SEC. In calculating the number of shares beneficially owned by an individual or entity and the percentage ownership of that individual or entity, shares underlying options, warrants or restricted stock units held by that individual or entity that are either currently exercisable or exercisable within 60 days from May 27, 2015 are deemed outstanding. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other individual or entity. Unless otherwise indicated and subject to community property laws where applicable, the individuals and entities named in the table above have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.
(2)	Includes 11,305 shares of common stock held by certain trusts for the benefit of Mr. McAuley’s children of which Mr. McAuley is the trustee. Includes an option to purchase 33,750 shares of common stock that is exercisable on June 10, 2015 at an exercise price of $20.00 per share, with the remainder of the options vesting in three equal annual installments of 33,750 shares. Excludes an option to purchase 65,000 shares of common stock at an exercise price of $25.00 per share, which vests in four annual installments beginning on January 29, 2016.
(3)

Includes 7,549 restricted stock units, which are fully vested and which will settle on the earlier of (i) the termination of Mr. O’Brien’s employment with the Company or (ii) May 12, 2017. Includes an option to purchase 33,750 shares of common stock that is exercisable on June 10, 2015 at an exercise price of

Page	64

$20.00 per share, with the remainder of the options vesting in three equal annual installments of 33,750 shares. Also includes an option to purchase 100,000 shares of common stock that are vested as of January 29, 2015 at an exercise price of $20.00 per share, with 65,000 shares vesting in three annual installments beginning on January 29, 2016.
(4)	Includes outstanding options to purchase 12,985 shares of common stock at an exercise price of $13.25 per share, 17,234 restricted stock units and 24,158 restricted stock units, which are fully vested and which will settle on the earlier of (i) the termination of Mr. Pescatore’s employment with the Company or (ii) June 30, 2015 and May 12, 2017, respectively, and 1,809 shares of common stock held by certain of Mr. Pescatore’s children. Includes an option to purchase 75,000 shares of common stock that is exercisable on June 10, 2015 at an exercise price of $20.00 per share, with the remainder of the options vesting in three equal annual installments of 75,000 shares.
(5)	Includes (i) 21,920 shares of common stock held by Mr. Daskalakis, (ii) 37,033 shares of common stock held by AMK International, Inc. of which Mr. Daskalakis has shared dispositive and voting power and (iii) an option to purchase 5,000 shares of common stock held by Mr. Daskalakis at an exercise price of $20.00 per share, which is fully vested.
(6)	Includes (i) 36,089 shares of common stock held by Northwood Capital Partners, LLC, of which Mr. Schiff has shared dispositive and voting power, (ii) 179,027 shares of common stock held by Northwood Ventures, LLC of which Mr. Schiff has shared dispositive and voting power, (iii) 5,711 shares of common stock held by SK Partners, of which Mr. Schiff has shared dispositive and voting power and (iv) 5,711 shares of common stock held by Southfield Communications, of which Mr. Schiff has shared dispositive and voting power. Also includes an option to purchase 5,000 shares of common stock held by Mr. Schiff at an exercise price of $20.00 per share, which is fully vested.
(7)	Includes an option to purchase 5,000 shares of common stock held by Mr. Sites at an exercise price of $20.00 per share, which is fully vested.
(8)	Includes an option to purchase 2,500 shares of common stock at an exercise price of $20.00 per share, which is fully vested and 1,750 restricted stock units, which are fully vested.
(9)	Includes (i) 2,360,975 shares of common stock held by Cerberus Institutional Partners V, LP, (ii) 228,407 shares of common stock held by Cerberus International II Master Fund, LP, and (iii) 215,490 shares of common stock held by Cerberus Partners II, L.P. We have been informed by the stockholder that Stephen Feinberg, through one or more intermediaries, exercises sole voting and dispositive power over the shares held by Cerberus Institutional Partners V, L.P., Cerberus International II Master Fund, L.P. and Cerberus Partners II, L.P. The address for Cerberus Capital Management, L.P. is 875 Third Avenue, New York, New York 10022.
(10)	PIMCO BRAVO Fund II, L.P. is the sole member of FIE II LLC. PIMCO GP XII, LLC is the sole general partner of PIMCO BRAVO Fund II, L.P. Pacific Investment Management Company LLC, or PIMCO, is the sole manager of PIMCO GP XII, LLC and has ultimate voting and investment control over the shares held by FIE II LLC, but disclaims beneficial ownership except to the extent of its pecuniary interest therein. PIMCO is an indirect subsidiary of Allianz SE, which is a publicly held company in Germany. The address for FIE II LLC is 650 Newport Center Drive, Newport Beach, California 92660.
(11)

Includes 684,900 shares of common stock held by Owl Creek Overseas Master Fund, LTD, 338,300 shares of common stock held by Owl Creek II, LP, 119,500 shares of common stock held by Owl Creek SRI Master Fund, LTD, 155,572 shares of common stock held by Owl Creek Credit Opportunities Master Fund, LP, and 30,400 shares of common stock held by Owl Creek I, LP, each of which are controlled by Owl Creek. Owl Creek Advisors, LLC, is the general partner of each of Owl Creek I, L.P., Owl Creek II, L.P., Owl Creek Overseas Master Fund, Ltd., Owl Creek SRI Master Fund, Ltd, and Owl Creek Credit Opportunities Master Fund, L.P. Owl Creek Asset Management, L.P. is the investment manager with respect to the shares of common stock held by each of Owl Creek I, L.P., Owl Creek II, L.P., Owl Creek Overseas Master Fund, Ltd., Owl Creek SRI Master Fund, Ltd, and Owl Creek Credit Opportunities Master Fund, L.P. Jeffrey A. Altman is the managing member of the general partner of Owl Creek Asset Management, L.P. and is the managing member of Owl Creek Advisors, LLC. We have been informed by the stockholder that Jeffrey A. Altman, Owl Creek Asset Management, L.P. and Owl Creek Advisors, LLC

65	Page

each disclaim any direct ownership of the shares held by the stockholders. The address for Owl Creek Asset Management, L.P. is 640 Fifth Avenue, 20th Floor, New York, NY 10019.
(12)	Includes (i) 687,500 shares of common stock held by Great American Insurance Company and (ii) 425,000 shares of common stock held by Great American Life Insurance Company. Each of Great American Life Insurance Company and Great American Insurance Company is a wholly owned subsidiary of American Financial Group, Inc. The Board of Directors of American Financial Group, Inc. consists of Carl H. Linder III, S. Craig Linder, Kenneth C. Ambrecht, John B. Berding, Joseph E. Consolino, Virginia C. Drosos, James E. Evans, Terry S. Jacobs, Gregory G. Joseph, William W. Verity and John Von Lehman who exercise voting and investment control over the shares held by the stockholder. The address for Great American is 301 East 4th Street, Cincinnati, Ohio 45202.
(13)	We have been informed by the selling stockholder that Robert Franz, Robert MacNaughton and Ken Hoffman each share voting and dispositive power over the shares held by Credit Suisse Securities (USA) LLC. The address for Credit Suisse Securities (USA) LLC is 11 Madison Avenue, New York, NY 10010.
(14)	Includes (i) 511,862 shares of common stock held by Claren Road Credit Master Fund, Ltd. and (ii) 443,438 shares of common stock held by Claren Road Credit Opportunities Master Fund, Ltd. Claren Road Asset Management, LLC serves as investment manager for each of Claren Road Credit Opportunities Master Fund, Ltd. And Claren Road Credit Master Fund, Ltd. We have been informed by the stockholder that each of Brian Riano, Sean Fahey, John Eckerson and Albert Marino share voting and dispositive power over the shares held by the stockholder. The address for Claren Road is 900 Third Avenue, 29th Floor, New York, New York 10022.

Page	66

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We have not engaged in any related party transaction since April 1, 2014 in which the amount involved exceeds $120,000 and in which any of our directors, named executive officers or any holder of more than 5% of our common stock, or any member of the immediate family of any of these persons or entities controlled by any of them, had or will have a direct or indirect material interest, other than the compensation arrangements described in “Executive Compensation” and the transactions set forth below.

Conversion of Series AA Preferred Stock

In connection with the June 2014 private placement, all outstanding shares of our Series AA Preferred Stock (the only previously outstanding class of preferred stock) were converted into 748,722 shares of our common stock, including shares issued to related parties consisting of 289,459 shares issued to Brian McAuley and his affiliates, 153,615 shares issued to Peter Schiff and his affiliates, 36,650 shares issued to Andrew Daskalakis and his affiliates, 26,353 shares issued to John C. Sites, 5,198 shares issued to John C. Pescatore and his affiliates, 4,654 shares issued to Frank Creede and his affiliates, and 2,371 shares issued to Morgan O’Brien.

Conversion of Series AA Warrants

In connection with the June 2014 private placement all outstanding warrants to purchase shares of our Series AA Preferred Stock which were previously issued in January 2011, in connection with a recapitalization and financing, were converted into 29,809 shares of our common stock (on a post reverse-split basis). These warrants had an exercise price of $26.49 per share, which was set to increase to $29.80 per share after January 6, 2015. The shares of our common stock issued pursuant to such conversion included 20,329 shares of our common stock issued to related parties, including 15,036 shares issued to Brian McAuley, 3,557 shares issued to Peter Schiff and his affiliates, 848 shares issued to John C. Sites, 383 shares issued to Andrew Daskalakis and his affiliates, 272 shares issued to Frank Creede, and 213 shares issued to Morgan O’Brien.

June 2014 Private Placement

Certain officers and directors, and their affiliates purchased shares of our common stock in the June 2014 private placement for a purchase price of $20.00 per share. The number of shares purchased by each officer and director is as set forth below:

Name of Officer or Director	Shares of Common Stock Purchased in June 2014 private placement
Frank Creede	2,500
Andrew Daskalakis	20,000
Peter Schiff(1)	50,000

(1)	Includes (i) 42,500 shares of common stock purchased by Northwood Ventures, LLC of which Mr. Schiff has shared and dispositive voting power and (ii) 7,500 shares of common stock purchased by Northwood Capital Partners, LLC, of which Mr. Schiff has shared and dispositive voting power.

67	Page

Restricted Stock Units

From May 12, 2014 through March 31, 2015, we issued 83,804 restricted stock units for shares of our common stock to certain employees and consultants of the Company, including 39,496 to certain officers and directors as set forth below:

Name of Officer or Director	Restricted Stock Units Issued
John Pescatore	24,158
Morgan O’Brien	7,549
Frank Creede	6,039
T. Clark Akers	1,750

Outstanding Notes

We had a $3 million working capital line of credit with Brian McAuley, our Chairman of the Board, of which $1,470,000 had been drawn down as of June 30, 2014. The line of credit was to expire June 30, 2015 and all borrowings earned interest at 10% per annum. After the Spectrum Closing, we paid off the outstanding principal and accrued interest on this line of credit, with $1.3 million of such repayment being made through the issuance of 65,000 shares of our common stock, valued for this purpose at $20.00 per share.

We issued a promissory note, dated September 1, 2010, as amended March 31, 2011, in the principal amount of $540,000 to Mr. McAuley. This note earned interest at 10% per annum. No payments were due until June 30, 2015, at which point the entire balance of principal and accrued interest was to be due and payable on demand of Mr. McAuley. After the Spectrum Closing, we paid off the outstanding principal and accrued interest on this note in cash from the proceeds of the June 2014 private placement.

We had issued Convertible Notes to certain employees. The Convertible Notes earned interest of 10% per annum. Upon the election of the holder, principal and accrued interest due may convert into shares of our common stock. The number of shares of common stock was to be equal to the quotient obtained by dividing the entire outstanding principal amount and accrued interest by $13.25 per share. The outstanding balance of these notes was $423,852 at June 30, 2014 and March 31, 2014. The Convertible Notes were to mature on June 30, 2015. In the event that the Convertible Notes were not converted into shares of common stock and we achieved EBITDA in an amount equal to or greater than $5,000 for any quarter, within 30 days following such quarter, we agreed to use up to 20% of the EBITDA amount to pay the outstanding and unpaid principal and accrued interest to the note holders. After the Spectrum Closing, we paid off the outstanding principal and accrued interest on each of the Convertible Notes in cash.

We issued Redeemable Notes with contingently issuable detachable warrants in the amount of $475,491 and $541,465 during fiscal year 2014 and 2013, respectively. The Redeemable Notes earned interest at 10% per annum. The principal amount plus any accrued interest is payable on June 30, 2015. In connection with the June 2014 private placement the Redeemable Notes were amended on May 14, 2014 to provide that the Redeemable Notes would automatically be converted into that number of shares of our common stock equal to the sum of 140% of the outstanding principal on the Redeemable Notes plus outstanding interest divided by $20.00 per share upon the closing of our acquisition of the Spectrum Assets. Following the Spectrum Closing, the Redeemable Notes were converted into 77,733 shares of our common stock.

We believe that each of the transactions set forth above was entered into on terms as fair as those that could be obtained from unaffiliated third parties.

Other Agreements with our Management

We have entered into severance plan agreements with certain of our executive officers, which contain severance benefits upon termination of employment. See “Executive Officer Compensation – Employment Agreements and

Page	68

Severance Arrangements with our Named Executive Officers” for a description of these agreements. Additionally, we have entered into indemnification agreements with our officers and directors. These agreements will require us to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to us, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. Certain of our officers and directors are party to an Investor Rights Agreement, as amended May 30, 2014, which entitles the parties thereto to certain registration rights with respect to the equity securities of the Company which they hold and a right of first refusal with respect to certain issuances of equity securities by the Company.

May 2015 Registered Follow-On Offering

In May 2015, we completed a registered follow-on public offering of common stock resulting in the sale of 1,725,000 shares at a purchase price of $40.00 per share, which includes 225,000 shares sold pursuant to the underwriters’ exercise of their over-allotment option. Net proceeds were approximately $64.8 million after deducting underwriting discounts and commissions, and estimated offering expenses. Three of our holders who hold more than 5% of our outstanding common stock, Cerberus Capital Management, L.P., Owl Creek Asset Management, L.P. and American Financial Group, Inc. (Great American), purchased 500,000 shares, 110,000 shares and 62,500 shares, respectively, of our common stock in the follow-on offering.

Related Party Transaction Policy

Pursuant to our code of business conduct and ethics, our executive officers, directors, and principal stockholders, including their immediate family members and affiliates, will be prohibited from entering into a related party transaction with us without the prior approval of our audit committee or our independent directors. Any request for us to enter into a transaction with an executive officer, director, principal stockholder, or any of such persons’ immediate family members or affiliates, in which the amount involved exceeds $120,000, must first be presented to our audit committee for review, consideration and approval. In approving or rejecting the proposed agreement, our audit committee will consider the relevant facts and circumstances available and deemed relevant, including, but not limited, to the risks, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products, and, if applicable, the impact on a director’s independence. Our audit committee shall approve only those agreements that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as our audit committee determines in the good faith exercise of its discretion.

69	Page

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Fees and Services

The following table shows the aggregate fees paid or accrued by the Company for the audit and other services provided by PKF O’Connor Davies for fiscal years ended March 31, 2015 and 2014.

	2015	2014
Audit fees	$211,250	$32,500
Audit-related fees	—	—
Tax fees	15,000	3,900
Other fees	—	—

Total	$226,250	$36,400

Audit Fees. Audit fees consist of fees billed for the audit of our annual consolidated financial statements, the review of the interim consolidated financial statements, and related services that are normally provided in connection with registration statements, including the registration statements for our June 2014 and January 2015 private placements, along with our initial public offering. Included in the fiscal year 2015 audit fees is $115,750 of fees billed in connection with our private placements and initial public offering.

Audit-Related Fees. There were no such fees incurred in Fiscal 2015 or Fiscal 2014.

Tax Fees. Tax fees consist of fees for professional services, including tax consulting and compliance performed by PKF O’Connor Davies.

All Other Fees. We did not incur any other fees in fiscal 2015 or fiscal 2014.

Pre-Approval of Audit and Non-Audit Services

It is the policy of our audit committee that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be approved in advance by our audit committee.

Page	70

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following consolidated financial statements of the Company appear on pages F-2 through F-21 of this report and are incorporated by reference in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Financial Statements

Balance Sheets as of March 31, 2015 and 2014

Statements of Operations for each of the three Years Ended March 31, 2015, 2014, and 2013

Statements of Stockholders’ Equity/(Deficiency) for each of the three Years Ended March 31, 2015

Statements of Cash Flows for each of the three Years Ended March 31, 2015, 2014, and 2013

Notes to Financial Statements

(a)(2) All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) The exhibits listed in the accompanying Exhibit Index are either filed with this Annual Report or incorporated herein by reference.

71	Page

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in Woodland Park, State of New Jersey, on June 10, 2015.

PACIFIC DATAVISION, INC.

By:	/s/ John Pescatore
John Pescatore Chief Executive Officer and President

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Pescatore and Timothy Gray, and each of them individually, as the undersigned’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for the undersigned and in the undersigned’s name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their respective substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian McAuley Brian McAuley	Chairman of the Board	June 10, 2015

/s/ Morgan O’Brien Morgan O’Brien	Vice Chairman of the Board	June 10, 2015

/s/ John Pescatore John Pescatore	Director, President and Chief Executive Officer (Principal Executive Officer)	June 10, 2015

/s/ Timothy Gray Timothy Gray	Chief Financial Officer (Principal Financial and Accounting Officer)	June 10, 2015

/s/ T. Clark Akers T. Clark Akers	Director	June 10, 2015

/s/ Andrew Daskalakis Andrew Daskalakis	Director	June 10, 2015

/s/ Peter Schiff Peter Schiff	Director	June 10, 2015

/s/ John C. Sites John C. Sites	Director	June 10, 2015

Page	72

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

1.1	Underwriting Agreement, dated May 12, 2015, by and between the Company and FBR Capital Markets & Co., as representative of the several underwriters named therein (filed as Exhibit 1.1 to the Current Report on Form 8-K, filed with the SEC on May 13, 2015 and incorporated herein by reference (File No. 001-36827-15856653)

3.1	Amended and Restated Certificate of Incorporation of Pacific DataVision, Inc. (the “Company”) (filed as Exhibit 3.1 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156))

3.2	Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156))

4.1	Form of Common Stock Certificate of the Company (filed as Exhibit 4.1 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156))

4.2	Registration Rights Agreement, dated June 10, 2014, by and among the Company, certain of the Company’s executive officers named therein, and FBR Capital Markets & Co., on behalf of the investors participating in the June 2014 private placement (filed as Exhibit 4.2 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156))

4.3	Amended and Restated Investor Rights Agreement, dated October 2010, by and among the Company and investors named therein (filed as Exhibit 4.3 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156))

4.4	Amendment and Waiver of Rights under Amended and Restated Investor Rights Agreement, approved May 30, 2014, by and among the Company and the investors named therein (filed as Exhibit 4.4 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156))

4.5	Form of Common Stock Purchase Warrant, dated August 6, 2004, by and among the Company and the investors therein (filed as Exhibit 4.5 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156))

4.6	Note and Warrant Purchase Agreement, dated January 1, 2013, by and among the Company and the investors named therein (filed as Exhibit 4.6 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156))

4.7	Form of Redeemable Convertible Promissory Notes, dated January, 2013 (filed as Exhibit 4.7 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156))

4.8	Amendment to Redeemable Convertible Promissory Notes, approved May 30, 2014 (filed as Exhibit 4.8 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156))

4.9	Working Capital Advance Agreement, dated August 1, 2010, by and among the Company and Brian McAuley (filed as Exhibit 4.9 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156))

4.10	Amended and Restated Promissory Note, dated September 1, 2010, as amended March 31, 2011, by and among the Company and Brian McAuley (filed as Exhibit 4.10 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156))

73	Page

4.11	Form of Convertible Promissory Note issued to certain of the Company’s employees (filed as Exhibit 4.11 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156))

4.12	Registration Rights Agreement, dated September 15, 2014, by and between the Company and Machine License Holding, LLC (filed as Exhibit 4.12 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156)).

10.1+	2004 Stock Plan, as amended (filed as Exhibit 10.1 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156))

10.2+	Form of Stock Option Agreement under 2004 Stock Plan (filed as Exhibit 10.2 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156))

10.3+	2010 Stock Plan, as amended (filed as Exhibit 10.3 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156))

10.4+	Form of Stock Option Agreement under 2010 Stock Plan (filed as Exhibit 10.4 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156))

10.5+	Form of Restricted Stock Bonus Agreement under 2010 Stock Plan (filed as Exhibit 10.5 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156))

10.6+	2014 Stock Plan (filed as Exhibit 10.6 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156))

10.7+	Executive Form of Notice of Grant of Stock Option and Stock Option Agreement under 2014 Stock Plan

10.8+	Non-employee Director Form of Notice of Grant of Stock Option and Stock Option Agreement under 2014 Stock Plan

10.9+	Non-employee Director Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement under 2014 Stock Plan

10.10+	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement under 2014 Stock Plan (filed as Exhibit 10.8 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156))

10.11+	Form of Indemnification Agreement by and among the Company and its officers and directors (filed as Exhibit 10.9 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156))

10.12+	Employment Agreement, dated August 9, 2004, by and among the Company and John Pescatore (filed as Exhibit 10.10 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156))

10.13+	Amendment to Employment Agreement, dated June 1, 2012 by and among the Company and John Pescatore (filed as Exhibit 10.11 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156))

Page	74

10.14+	Employment Agreement, dated July 1, 2004, by and among the Company and Frank Creede (filed as Exhibit 10.12 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156))

10.15+	Amendment to Employment Agreement, dated June 1, 2012 by and among the Company and Frank Creede (filed as Exhibit 10.13 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156))

10.16†	Asset Purchase Agreement, dated May 13, 2014, by and among the Company and FCI 900, Inc., ACI 900, Inc., Machine License Holding, LLC, Nextel WIP License Corp., and Nextel License Holdings 1, Inc. (filed as Exhibit 10.14 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156))

10.17	Letter Amendment to the Asset Purchase Agreement, dated May 28, 2014, by and among the Company and FCI 900, Inc., ACI 900, Inc., Machine License Holding, LLC, Nextel WIP License Corp., and Nextel License Holdings 1, Inc. (filed as Exhibit 10.15 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156))

10.18†	Management Services Agreement, dated September 15, 2014, by and between Sprint Spectrum, L.P. and the Company (filed as Exhibit 10.18 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156))

10.19†	License Agreement, dated September 15, 2014, by and between Sprint/United Management Company and the Company (filed as Exhibit 10.19 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156))

10.20†	Spectrum Rights Agreement, dated September 8, 2014, by and between PDV Spectrum Holding Company, LLC and Motorola Solutions, Inc. (filed as Exhibit 10.20 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156))

10.21+	Pacific DataVision, Inc. Executive Severance Plan (filed as Exhibit 99.1 to the Current Report on Form 8-K, filed with the SEC on March 27, 2015 and incorporated herein by reference (File No. 001-36827-15731791))

10.22+	Form of Pacific DataVision, Inc. Executive Severance Plan Participation Agreement (filed as Exhibit 99.2 to the Current Report on Form 8-K, filed with the SEC on March 27, 2015 and incorporated herein by reference (File No. 001-36827-15731791))

21.1	Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Registration Statement on Form S-1, filed with the SEC on April 27, 2015 and incorporated herein by reference (File No. 333-203681))

23.1	Consent of PKF O’Connor Davies, Independent Registered Public Accounting Firm relating to the Financial Statements of the Company

24.1	Power of Attorney (included on signature page hereto)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

75	Page

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

+	Management Contract or Compensatory Plan.
†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment pursuant to Rule 406 under the Securities Act of 1933, as amended, which request has been granted by the SEC.
*	The certification furnished in Exhibit 32.1 hereto is deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

Page	76

F-1	Page

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Pacific DataVision, Inc.

We have audited the accompanying balance sheets of Pacific DataVision, Inc. as of March 31, 2015 and 2014, and the related statements of operations, stockholders’ equity/(deficiency), and cash flows for each of the three years ended March 31, 2015. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the company’s internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific DataVision, Inc. as of March 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years then ended March 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ PKF O’Connor Davies

a division of O’Connor Davies, LLP

New York, New York

June 10, 2015

Page	F-2

Pacific DataVision, Inc.

Balance Sheets

At March 31:	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$119,873,668	$45,679
Accounts receivable, net of allowance for doubtful accounts of $7,977 and $12,619	395,172	369,408
Prepaid expenses and other current assets	629,790	22,046

Total current assets	120,898,630	437,133
Furniture, fixture and equipment, net	6,384,602	99,548
Intangible assets	100,298,444	—
Capitalized patent costs, net	220,783	252,747
Other assets	25,630	13,763

Total assets	$227,828,089	$803,191

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIENCY)
Current liabilities
Accounts payable and accrued expenses	$6,467,285	$244,230
Accounts payable – officers	40,668	117,961
Deferred revenue	737,664	10,751

Total current liabilities	7,245,617	372,942
Noncurrent liabilities
Deferred revenue	6,376,518	—
Accrued interest expense – affiliated entities	—	870,247
Deferred compensation	—	361,610
Notes payable – affiliated entities	—	3,405,808

Total liabilities	13,622,135	5,010,607

Commitments and contingencies
Stockholders’ equity/(deficiency)
Preferred stock, par value, $0.0001 per share, 10,000,000 shares authorized and no shares outstanding at March 31, 2015 and no par value, 8% non-cumulative dividend, 40,000,000 shares authorized, 748,722 shares outstanding at March 31, 2014	—	20,525,999
Common stock, par value, $0.0001 per share, 100,000,000 shares authorized and 12,530,493 shares issued and outstanding at March 31, 2015 and no par value, 85,000,000 shares authorized, 126,759 shares issued and outstanding at March 31, 2014	1,253	12
Additional paid-in capital	255,861,880	2,209,584
Accumulated deficit	(41,657,179)	(26,943,011)

Total stockholders’ equity/(deficiency)	214,205,954	(4,207,416)

Total liabilities and stockholders’ equity/(deficiency)	$227,828,089	$803,191

See accompanying notes to financial statements

F-3	Page

Pacific DataVision, Inc.

Statements of Operations

For the year ended March 31:	2015	2014	2013
Operating revenues
Service revenue	$2,776,916	$3,539,595	$2,760,095
Spectrum lease revenue	394,737	—	—

Total operating revenue	3,171,653	3,539,595	2,760,095
Cost of revenue
Service	1,063,176	1,124,121	825,834

Gross profit	2,108,477	2,415,474	1,934,261

Operating expenses
General and administrative	13,362,242	925,636	933,194
Sales and support	1,812,524	1,382,024	1,247,505
Product development	1,000,890	934,818	715,918
Depreciation and amortization	96,141	59,469	52,726

Total operating expenses	16,271,797	3,301,947	2,949,343

Loss from operations	(14,163,320)	(886,473)	(1,015,082)
Interest expense – affiliated entities	(570,737)	(325,348)	(224,836)
Interest income	19,889	—	—

Net loss	$(14,714,168)	$(1,211,821)	$(1,239,918)

Net loss per common share basic and diluted	$(1.46)	$(9.56)	$(9.78)
Weighted-average common shares used to compute basic and diluted net loss per share	10,048,210	126,759	126,759

See accompanying notes to financial statements

Page	F-4

Pacific DataVision, Inc.

Statement of Stockholders’ Equity/(Deficiency)

	Number of Shares		Amounts
	Common stock	Preferred stock series AA	Common stock	Preferred stock series AA	Additional paid-in capital	Accumulated deficit	Total
Balance at March 31, 2012(1)	126,759	747,477	$12	$20,509,499	$2,048,089	$(24,491,272)	$(1,933,672)
Issuance of stock	—	566	—	7,500	—	—	7,500
Share-based compensation expense	—	—	—	—	82,438	—	82,438
Net loss	—	—	—	—	—	(1,239,918)	(1,239,918)

Balance at March 31, 2013	126,759	748,043	12	20,516,999	2,130,527	(25,731,190)	(3,083,652)
Issuance of stock	—	679	—	9,000	—	—	9,000
Share-based compensation expense	—	—	—	—	79,057	—	79,057
Net loss	—	—	—	—	—	(1,211,821)	(1,211,821)

Balance at March 31, 2014	126,759	748,722	12	20,525,999	2,209,584	(26,943,011)	(4,207,416)
Conversion of preferred stock series AA to common shares	748,722	(748,722)	75	(20,525,999)	20,525,924	—	—
Effects of exchange of 661,581 warrants to common shares	29,809	—	3	—	(3)	—	—
Effects of exchange of convertible notes to common shares	77,733	—	8	—	1,554,672	—	1,554,680
Effects of exchange of notes payable to common shares	65,000	—	6	—	1,299,994	—	1,300,000
Common shares issued for intangible asset	500,000	—	50	—	9,999,950	—	10,000,000
Motorola investment	—	—	—	—	10,000,000	—	10,000,000
Issuance of stock on June 10, 2014, net of closing costs	10,925,000	—	1,093	—	201,921,365	—	201,922,458
Issuance of stock during January 2015, net of closing costs	57,470	—	6	—	1,386,612	—	1,386,618
Share-based compensation expense	—	—	—	—	6,963,782	—	6,963,782
Net loss	—	—	—	—	—	(14,714,168)	(14,714,168)

Balance at March 31, 2015	12,530,493	—	$1,253	$—	$255,861,880	$(41,657,179)	$214,205,954

(1)	All periods presented have been retroactively adjusted to reflect the stock split, which was effected immediately prior to the completion of the June 2014 Private Placement. (See note 1)

See accompanying notes to financial statements

F-5	Page

Pacific DataVision, Inc.

Statements of Cash Flows

For the year ended March 31,	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,714,168)	$(1,211,821)	$(1,239,918)
Adjustments to reconcile net loss to net cash provided from (used) by operating activities
Depreciation and amortization	96,141	59,469	52,726
Non-cash compensation expense attributable to stock awards	6,963,782	79,057	82,438
Changes in operating assets and liabilities
Accounts receivable	(25,764)	(80,405)	(39,927)
Prepaid expenses and other assets	(619,611)	(324)	(1,076)
Accounts payable and accrued expenses	6,222,853	2,344	88,948
Accounts payable – officers	(77,293)	16,270	10,498
Accrued interest expense	(332,323)	325,348	224,836
Deferred compensation	(361,610)	24,340	81,302
Deferred revenue	7,103,431	—	—

Net Cash flows provided from (used) by operating activities	4,255,438	(785,722)	(740,173)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible assets	(90,298,444)	—	—
Purchases of equipment	(6,346,586)	(33,572)	(16,923)
Payments for patent costs	(2,644)	(35,456)	(53,567)

Net Cash used by investing activities	(96,647,674)	(69,028)	(70,490)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	45,000	705,491	976,466
Net proceeds from Section 144A offering	201,922,458	—	—
Payment of notes payable	(1,133,851)	—	—
Proceeds from Motorola investment	10,000,000	—	—
Net proceeds for January 2015 stock issuance	1,386,618	—	—

Net Cash provided from financing activities	212,220,225	705,491	976,466

Net change in cash and cash equivalents	119,827,989	(149,259)	165,803
CASH AND CASH EQUIVALENTS
Beginning of the year	45,679	194,938	29,135

End of the year	$119,873,668	$45,679	$194,938

See accompanying notes to financial statements

Page	F-6

Pacific DataVision, Inc.

Notes to Financial Statements

1.	Nature of Operations

The company was originally incorporated in California in 1997, and reincorporated in Delaware in 2014 and in March 2015 announced it will conduct business under the name pdvWireless. The company is engaged in the development and sale of wireless communications applications, including at times the sale and installation of equipment used to run these applications. The company’s applications are primarily marketed to the end users of the wireless communications carriers under licensing agreements with the company. The company also sells certain applications directly to end users. The company maintains offices in Woodland Park, New Jersey, Reston, Virginia and San Diego, California.

On September 15, 2014, the company completed an acquisition from Sprint Corporation pursuant to the Sprint APA (as defined below) (the “Spectrum Assets”) of (i) Federal Communications Committee, “FCC” licenses sufficient to operate a nationwide dispatch network in the 900 MHz band and (ii) certain 900 MHz equipment. The company is now focused on deploying a dedicated, wide-area, two-way radio network services that include cloud-based mobile work-force management solutions. Over time, the company intends to deploy the network in 20 major metropolitan areas throughout the United States, with the first markets to be located in the South and Northeast regions, with additional markets to be located in the Midwest, Southwest and West Coast regions, and to focus on serving dispatch-centric, small and medium-sized businesses. For this targeted set of customers, the company intends to offer its DispatchPlus communication solution. DispatchPlus will combine Motorola Solutions Inc.’s and its subsidiaries’ (collectively, “Motorola”) state-of-the-art digital radio technology with pdvConnect. Built with the commercial dispatch user in mind, the Motorola Digital Technology architecture will allow the company to provide a highly reliable, instant and wide-area PTT communication solution. Also developed for dispatch-centric businesses, pdvConnect is an easy to use and efficient workforce management solution that enables businesses to locate and communicate with field workers and improve documentation of work events and job status.

The company has historically funded operations through the issuance of debt and equity instruments.

During the year ended March 31, 2015, the company:

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

Completed the June 2014 Private Placement, on June 10, 2014, in which the company sold 10,925,000 shares of common stock at a purchase price of $20.00 per share. The net proceeds from the June 2014 Private Placement after deducting expenses including professional fees and the payment of initial placement fees, were approximately $202 million. Approximately 96% of the net proceeds, or approximately $196 million (net of any initial purchaser’s /placement agent’s discount and placement fees), were held in trust until the closing of the Sprint APA. In September 2014, a portion of the proceeds from the sale of common stock was used to:

•	Pay the outstanding working capital line for $1,470,000 (see note 7) and $351,073 in accrued interest with 65,000 shares of common stock and $521,073 in cash;

•	Pay the promissory note of $540,000 (see note 7) and $272,842 in accrued interest in cash;

F-7	Page

•	Pay the outstanding Series AA convertible promissory notes owed to certain employees for $423,852 and $283,856 (see note 7) in accrued interest in cash;

•	Pay $367,695 owed to certain employees for deferred compensation in cash (see note 6); and

•	Convert the Redeemable Notes (as defined in note 7 below) of $1,016,956 into 77,733 shares of common stock based on 140% of the outstanding principal and accrued interest.

Closed agreements with Motorola on September 15, 2014, under which Motorola invested $10.0 million to purchase 500,000 Class B Units of the company’s subsidiary, PDV Spectrum Holding Company, LLC (at a price equal to $20.00 per unit) and leased some of the Spectrum Assets for a prepaid price of $7.5 million.

Issued 1,390,957 stock options to purchase the company’s common stock and 83,804 restricted units of the company’s common stock.

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

On January 26, 2015, the Securities and Exchange Commission (“SEC”) declared effective the company’s registration statement on Form S-1 relating to the resale of 11,925,000 shares of common stock held by the selling stockholders (including 500,000 shares of common stock issuable upon the conversion of the Class B Units of the company’s subsidiary, PDV Spectrum Holding Company, LLC issued to Motorola). The company received no proceeds from any sales by the selling stockholders. On February 3, 2015, shares of the company’s common stock were listed for trading on The NASDAQ Capital Market under the symbol “PDVW”.

Page	F-8

Also, on January 26, 2015, the company completed a private placement with a secondary closing on January 30, 2015. The company sold 57,470 shares of common stock at a purchase price of $25.00 per share to certain accredited investors in reliance on exemptions from registration under the Securities Act. The net proceeds from the January 2015 Private Placement were approximately $1,386,000. The purpose of this private placement was to secure additional round lot stockholders to enable the company to satisfy the initial listing standards of The NASDAQ Capital Market. The company intends to use the net proceeds for general corporate purposes, including working capital.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to estimated useful lives of depreciable assets, allowance for doubtful accounts, valuation allowance on the company’s deferred tax assets, and recoverability of intangible assets. The company is also required to make certain estimates with regard to the valuation of awards and forfeiture rates for its share-based award programs. Estimates and assumptions are reviewed periodically and the effects of revision are reflected in the financial statements in the period they are deemed to be necessary. Accordingly actual results could differ from those estimates.

The accompanying consolidated financial statements include the accounts of the company and its wholly-owned subsidiary, PDV Spectrum Holding Company, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the financial statements for the year ended March 31, 2015 financial statement presentation. These reclassifications had no effect on previously reported results of operations, cash flows, assets, liabilities or equity for the years presented.

Cash and cash equivalents

All highly liquid investments with maturities of three months or less of the time of purchase are considered cash equivalents. Cash equivalents are stated at cost, which approximates quoted market value and include amounts held in money market funds.

Allowance for Uncollectible Receivables

An allowance for uncollectible receivables is estimated based on a combination of write-off history, aging analysis and any specific known troubled accounts. The company reviews its allowance for uncollectible receivables on a quarterly basis. Past due balances meeting specific criteria are reviewed individually for collectability. At March 31, 2015 and March 31, 2014, management provided an allowance of $7,977 and $12,619, respectively, for certain slow paying accounts.

Furniture, Fixture and Equipment

Furniture, fixture and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

F-9	Page

The carrying amount at the balance sheet date of long-lived assets under construction in process include construction costs to date on capital projects that have not been completed and assets being constructed that are not ready to be placed into service. These costs will be transferred to furniture, fixture and equipment when substantially all of the activities necessary to prepare the assets for their intended use are completed. Depreciation commences upon completion.

Intangible Assets

Intangible assets are wireless licenses that will be used to provide the exclusive right to utilize designated radio frequency spectrum to provide wireless communication services. While licenses are issued for only a fixed time, generally ten years, such licenses are subject to renewal by the Federal Communications Commission (“FCC”). License renewals have occurred routinely and at nominal cost. There are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of the company’s wireless licenses. As a result, the wireless licenses are treated as an indefinite-lived intangible asset. The company evaluates the useful life determination for wireless licenses each year to determine whether events and circumstances continue to support an indefinite useful life. The licenses are tested for impairment on an aggregate basis, as the company will be utilizing the wireless licenses on an integrated basis as a part of developing our nationwide network. The company performs the test of the fair values of wireless licenses annually using a discounted cash flow approach.

Patent Costs

Costs to acquire a patent on certain aspects of the company’s technology have been capitalized. These amounts are amortized, subject to periodic evaluation for impairment, over statutory lives following award of the patent. Gross patent costs are $558,696 at March 31, 2015 and $556,052 at March 31, 2014 and the associated accumulated amortization amounted to $337,914 and $303,305, respectively. Amortization expense was $34,609, $42,830, and $37,510 for the years ended March 31, 2015, 2014 and 2013, respectively. The amortization expense is estimated to aggregate $35,000 per year over the next five year period.

Long-Lived Asset Impairment

The company evaluates long-lived assets, other than intangible assets with indefinite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Asset groups are determined at the lowest level for which identifiable cash flows are largely independent of cash flows of other groups of assets and liabilities. When the carrying amount of a long-lived asset group is not recoverable and exceeds its fair value, an impairment loss is recognized equal to the excess of the asset group’s carrying value over the estimated fair value.

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

Page	F-10

company recognizes revenue for its international carrier on the net amount billed since it has determined that it is not the primary obligor. The company also sells certain applications directly to end-users through its direct sales force, which are billed and collected directly by the company.

In September 2014, Motorola made an upfront, fully-paid leasing fee of $7.5 million in order to lease a portion of the company’s FCC licenses. The payment of the fee was accounted for as Deferred Revenue as of September 30, 2014. The company recognizes leasing revenue in accordance with ASC Topic 840, Leases. The fee is amortized using the straight-line method over the lease term of approximately ten years which represents the time frame in which the benefits of the leased property are expected to be depleted.

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

Shipping and Handling Costs

Costs associated to shipping and handling of two-way radios to dealers or end-user customers are recognized as incurred and included in cost of revenue in the statements of operations.

Indirect Sales Commissions

Cash consideration given to a dealer is presumed to be a reduction of revenue unless the company receives, or will receive, an identifiable benefit in exchange for the consideration, and the fair value of such benefit can be reasonably estimated, in which case the consideration will be recorded as a selling expense. The company will compensate its indirect sales representatives with an upfront commission and residual fees based on a customer’s continued use of its network solutions. When a commission is earned solely due to the selling activity relating to the company’s network solution, the cost is recorded as a selling expense. Estimated incentives payable to the indirect sales representatives will be regularly reviewed and recorded as accrued expenses on a monthly basis.

Product Development Costs

The company charges all product and development costs to expense as incurred. Types of expense incurred in product and development include employee compensation, consulting, travel, facility costs and equipment and technology costs.

Advertising and Promotional Expense

The company expenses advertising and promotional costs as incurred. Cooperative advertising reimbursements from vendors are recorded net of advertising and promotional expense in the period in which the related advertising and promotional expense is incurred. In 2015, 2014 and 2013, no advertising costs were incurred.

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

F-11	Page

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

Net Loss Per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. For purposes of the diluted net loss per share calculation, preferred stock, convertible notes payable-affiliated entities, stock options and warrants are considered to be potentially dilutive securities. Because the company has reported a net loss for the years ended March 31, 2015 and 2014, diluted net loss per common share is the same as basic net loss per common share for those periods.

Common stock equivalents resulting from potentially dilutive securities approximated 1,000,000, 1,630,000 and 1,589,000 at March 31, 2015, 2014 and 2013, respectively, and have not been included in the dilutive weighted average shares of common stock outstanding, as their effects are anti-dilutive.

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

In April 2015, FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in the financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The guidance is effective

Page	F-12

for annual reporting periods beginning after December 15, 2016, with early adoption permitted. The guidance will be applied retrospectively to each period presented. The adoption of this standard update is not expected to have any impact on the company’s financial statements.

Subsequent Events Evaluation by Management

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were issued.

3.	Furniture, Fixture and Equipment

Furniture, fixture and equipment consist of the following at March 31, 2015 and March 31, 2014:

	Estimated useful life	March 31, 2015	March 31, 2014
Computer equipment	5-7 years	$790,667	$725,984
Furniture and fixture	5 years	219,790	183,725

		1,010,457	909,709
Less accumulated depreciation		853,047	810,161

		157,410	99,548
Construction in process		6,227,192	—

Furniture, fixture and equipment, net		$6,384,602	$99,548

Depreciation expense for the year ended March 31, 2015 was $61,532. For the years ended March 31, 2014 and 2013, depreciation expense amounted to $16,639 and $15,216, respectively. Construction in process are the expenditures related to the costs to establish the company’s dedicated network in certain metropolitan areas. These capital costs are estimated to range from $30 and $40 million over the next 18 to 24 months.

4.	Accounts Payable and Accrued Expenses

The table below provides additional information related to the company’s accounts payable and accrued expenses.

At March 31:	2015	2014
Accounts payable and accrued expenses
Accounts payable	$4,759,582	$36,689
Accrued expenses	471,235	92,072
Accrued employee related expenses	1,173,061	115,469
Deferred rent	63,407	—

Total accounts payable and accrued expenses	$6,467,285	$244,230

5.	Accounts Payable- officers

Accounts payable-officers represents unreimbursed expenses including travel and entertainment expense incurred by the company’s officers. At March 31, 2015 and March 31, 2014, the accounts payable to officers amounted to $40,668 and $117,961, respectively.

6.	Deferred Compensation Plan

The company had a non-qualified deferred compensation plan created by the management to defer part of their compensation. In September 2014, the company paid the balance of $367,695 and the plan was discontinued.

F-13	Page

7.	Notes Payable – Affiliated Entities

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

In September 2014, the company converted the $1,016,956 outstanding principal and $238,856 interest on the Redeemable Notes into 77,733 shares of common stock.

For the fiscal years 2015, 2014 and 2013, total interest expense on all notes payable was $570,737, $325,348 and $224,836, respectively, of which $477,325, $308,675 and $223,836 were derived from related parties. All previously accrued interest expense was paid in September 2014.

8.	Income Taxes

The company had federal and state net operating loss carryforwards of approximately $28.7 million at March 31, 2015 expiring in varying amounts from 2021 and through 2035.

The company has deferred tax assets of approximately $14.7 million and $8.5 million relating to these net operating loss carryforwards and deferred compensation plans at March 31, 2015 and 2014, respectively. Federal net operating loss carryforwards are subject to limitations as a result of the change in ownership (see note 1) as defined under Internal Revenue Code Section 382. State net operating loss carryforwards are subject to limitations which differ from federal law in that they may not allow the carryback of net operating losses, and have shorter carryforward periods. Due to the uncertainty with respect to the realization of these deferred tax assets the company recorded a valuation allowance for the entire amount. The difference between the tax benefit at the statutory rate and the effective tax rate is attributable to a full valuation allowance placed upon the deferred tax asset.

Page	F-14

Net deferred tax assets and liabilities consist of the following as of March 31, 2015 and 2014:

At March 31,	2015	2014
Current deferred tax asset
Allowance for uncollectible accounts	$2,951	$4,669
Accrued expenses	181,422	498,516

Total current deferred tax asset	184,373	503,185

Long-term deferred tax asset
Furniture, fixture and equipment	8,605	—
Deferred revenue	2,632,248	—
Net loss carryforward	10,609,567	7,967,564
Stock compensation expense	2,576,599	29,251

Total long-term deferred tax asset	15,827,019	7,996,815

Long-term deferred tax liability
Intangible assets	(1,340,742)	—

Total long-term deferred tax liability	(1,340,742)	—
Total deferred tax assets and liabilities	14,670,650	8,500,000
Valuation allowance	(14,670,650)	(8,500,000)

Net deferred tax assets and liabilities	$—	$—

9.	Common Stock Purchases Rights, Stock Options and Warrants

The company established the Pacific DataVision 2014 Stock Plan (the “2014 Stock Plan”) to attract, retain and reward individuals who contribute to the growth and profitability of the company. This Stock Plan superseded previous stock plans although under such previous plans, 74,134 stock options were vested and outstanding as of March 31, 2015.

The company’s Board of Directors authorized and reserved 1,823,651 shares of common stock for issuance under its 2014 Stock Plan. The number of shares reserved for future issuance under the 2014 Stock Plan automatically increased on January 1, 2015 by 623,651. The number of shares will continue to automatically increase each subsequent anniversary through January 1, 2024 by an amount equal to the smaller of 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or a lesser amount determined by the Board of Directors.

From May 14, 2014 through March 31, 2015, the company awarded certain employees and contractors of the company 1,390,957 options to purchase shares of common stock with a weighted average exercise price of $20.93 per share. The shares have a ten year contractual life and 25% will vest on the first anniversary of grant, and the remainder will vest in three equal annual installments. Shares granted to employees are subject to vesting, future settlement conditions and other such terms as determined by the Board of Directors.

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

F-15	Page

Restricted Stock Units

Under the 2010 Stock Plan, the company issued 82,054 restricted stock units and under the 2014 Stock Plan, the company issued 1,750 restricted stock units, for shares of the company’s common stock, during the year ended March 31, 2015 to certain employees and contractors of the company. The company recognizes compensation expense for restricted stock units over the explicit vesting period. Vested restricted stock units are settled and issuable upon the earlier of the date the employee ceases to be an employee of the company or a date certain in the future. Stock compensation expense related to the 83,804 shares issued in the year ended March 31, 2015 was $1,676,080. At March 31, 2015, 128,001 restricted stock units were vested.

During Fiscal 2013, the company granted 301 shares of restricted stock units to one employee which vested immediately. Stock compensation expense related to the 301 shares issued in Fiscal 2013 was not material. There were no restricted stock units issued during Fiscal 2014. There were 44,197 shares of Series AA Preferred Stock in the form of restricted stock units that were granted under the 2010 Stock Plan and were vested as of March 31, 2014.

Stock Options

A summary of Stock Option activity for the year ended March 31, 2015 is as follows:

	Options	Weighted Average Exercise Price
Options outstanding at March 31, 2013	57,041	$19.71
Options forfeited/expired	(407)	66.23

Options outstanding at March 31, 2014	56,634	19.38
Options granted	1,390,957	20.93
Options forfeited/expired	(22,140)	(21.72)

Options outstanding at March 31, 2015	1,425,451	$20.73

Additional information regarding stock options outstanding at March 31, 2015 is as follows:

Exercise Prices	Number Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Shares Exercisable
$13.25	48,299	5.88	$13.25	47,815	$13.25
20.00	1,125,750	9.33	20.00	17,500	20.00
25.00	240,000	9.83	25.00	100,000	25.00
46.23	4,000	9.85	46.23	—	—
49.67	6,332	1.68	49.67	6,332	49.67
72.85	1,070	0.64	72.85	1,070	72.85

	1,425,451	9.23	$20.73	172,717	$22.67

The fair value of options granted is estimated on the date of grant using the Black-Scholes option valuation model. This stock-based compensation expense valuation model requires the company to make assumptions and judgments regarding the variables used in the calculation. These variables include the expected term, the expected volatility of the company’s common stock, expected risk-free interest rate, forfeiture rate and expected dividends. The company calculates it expected term and volatility from the historical volatilities and terms of selected comparable public companies within its industry, due to the lack of historical information regarding those variables. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The company

Page	F-16

estimates its forfeiture rate based on an analysis of its actual forfeitures and will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and other factors. The company has never paid, and does not anticipate paying, any cash dividends in the foreseeable future, and therefore uses an expected dividend yield of zero in the option-pricing model.

The following assumptions were used to calculate the fair value of options:

Year Ended March 31, 2015
Risk-free interest rate	1.28% to 1.66%
Dividend yield	— %
Volatility	40% to 47%
Expected term	5 years

Stock compensation expense totaled $6,963,782, $79,057, and $82,438 for the years ended March 31, 2015, 2014, and 2013 respectively. For the year ended March 31, 2015, $1,676,080 in expense was related to the restricted stock units issued in the year ended March 31, 2015. The balance of stock compensation expense for each of the three years ended March 31, 2015 is related to the amortization of the fair value of options issued since fiscal year 2009. Stock compensation expense is included as part of general and administrative expense in the accompanying statement of operations. The weighted average fair value for the stock option awards granted for the fiscal year ended March 31, 2015 was $8.62. As of March 31, 2015, there was approximately $6.8 million of unrecognized compensation cost related to non-vested share options granted under the company’s stock option plans. The cost is expected to be recognized over a weighted-average period of 3.3 years. The intrinsic value of the options outstanding and exercisable at March 31, 2015 was approximately $41.5 million and $4.8 million, respectively.

Warrants

A summary of Warrant activity is as follows:

	Warrants	Weighted Average Exercise Price
Warrants outstanding at March 31, 2013	690,947	$31.44
Issued, cancelled or expired	(4,530)

Warrants outstanding at March 31, 2014	686,417	$30.80
Warrants converted into 29,809 shares of common stock	(661,581)
Expired	(18,797)	$165.57

Warrants outstanding at March 31, 2015	6,039	$82.79

Additional information regarding Warrants outstanding at March 31, 2015 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$82.79	6,039	1.17	$82.79

The outstanding warrants are immediately exercisable into 6,039 shares of common stock at March 31, 2015 and expire in June 2016.

Motorola Investment

On September 15, 2014, Motorola invested $10.0 million to purchase 500,000 Class B Units of the company’s subsidiary, PDV Spectrum Holding Company, LLC (at a price equal to $20.00 per unit). The company owns

F-17	Page

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

10.	Supplemental Disclosure of Cash Flow Information

The company paid in cash $907,771 in interest and $2,000 in taxes during the year ended March 31, 2015. The company did not make any payments for interest in the years ended March 31, 2014 and 2013, respectively.

The company paid $3,710 and $3,564 for taxes in the years end March 31, 2014 and 2013, respectively

During fiscal year 2015, the company entered into the following non-cash investing and financing activities:

•	In connection with the Sprint APA, 500,000 shares of common stock valued at $10.0 million was issued as part of the Spectrum Asset purchase.

•	Repaid the working capital line of $1,300,000 in exchange for 65,000 shares of common stock.

•	Converted $1,016,956 in principal and $537,924 of accrued interest for the outstanding Redeemable Notes into 77,733 shares of common stock.

During fiscal years 2014 and 2013, the company satisfied a $9,000 and $7,500 accounts payable liability with 679 and 566 shares of preferred stock, respectively.

11.	Commitments and contingencies

Leasing Obligations

The company is obligated under certain lease agreements for office space. These leases expire on October 31, 2015, June 30, 2019, and May 31, 2020. Rent expense amounted to $155,531, $113,920 and $111,587 for the years ended March 31, 2015, 2014 and 2013, respectively.

In November 2014, the company entered into an agreement for new office space for the corporate headquarters. The lease expires on May 31, 2020. In December 2014, the company extended the lease for its California office to June 30, 2019.

The company entered into multiple lease agreements for tower space related to the new DispatchPlus business. The lease expiration dates range from February 28, 2020 to February 28, 2025.

The straight-line method is used to recognize minimum rent expense under leases which provide for varying rents over their term. The effect of applying the straight-line basis resulted in an increase in rental expense of $23,642 for the year ended March 31, 2015, a $17,088 decrease in rental expense for the year ended March 31, 2014 and an increase of $37,015 for the year ended March 31, 2013. At March 31, 2015, accumulated deferred rent payable amounted to $63,407 and is included as part of accounts payable and accrued expenses in the accompanying March 31, 2015 balance sheet.

F-18	Page

Aggregate rentals, under non-cancelable leases for office and tower space (exclusive of real estate taxes, utilities, maintenance and other costs borne by the company) for the remaining terms of the leases as of March 31, 2015 are as follows:

Period Ending March 31,
2016	$357,456
2017	371,588
2018	396,761
2019	520,043
2020	416,597
After 2020	655,736

Total	$2,718,181

Employee Agreements

The company entered into an employment agreement with its President and Chief Executive Officer in August 2004, which was amended in 2012 and 2014. The terms of his employment agreement provides for him to receive a base salary per year of $350,000, effective, July 1, 2014, which may be increased as determined by its board of directors, and which is being increased as set forth above. The term of the employment agreement expired after two years from the effective date, and automatically renews for a one-year period each year thereafter, unless the company provides him advanced notice of nonrenewal.

If his employment is terminated by the company without cause, he is entitled to receive a lump sum severance payment equal to 12 months of his base salary. If he terminates his employment for good reason, he is entitled to receive a severance payment equal to 12 months of his base salary payable in 12 equal monthly payments. However, upon a termination without cause or for good reason, he will only be entitled to: (i) 6 months of his base salary if he is in his final year of his employment period which has not been renewed or (ii) the base salary then in effect through the date of termination (but no less than 2 months base salary for a termination without cause) if he is past the final year of his employment period which has not been renewed.

The company entered into an employment agreement with its Chief Technical Officer in July 2004, which was amended in 2012 and 2014. The terms of his employment agreement provide for him to receive a base salary per year of $250,000, effective July 1, 2014, but which may be increased as determined by its board of directors, and which is being increased as set forth above. The term of the employment agreement expired after two years from the effective date, and automatically renews for a one year period each year thereafter, unless the company provides him advanced notice of nonrenewal.

If his employment is terminated by the company without cause, he is entitled to receive a lump sum severance payment equal to 12 months of this base salary. If he terminates his employment for good reason, he is entitled to receive a severance payment equal to 12 months of his base salary payable in 12 equal monthly payments. However, upon a termination without cause or for good reason, he will only be entitled (i) to 6 months of his base salary if he is in his final year of his employment period which has not been renewed or (ii) the base salary then in effect through the date of termination (but no less than 2 months base salary for a termination without cause) if he is past the final year of his employment period which has not been renewed.

Severance Plan Participation Agreement

On March 27, 2015, the company entered into a Severance Plan Participation Agreement (the “Participation Agreement”) with the its executive officers and certain key employees pursuant to our Executive Severance

Page	F-19

Plan (the “Severance Plan”) approved by the compensation committee of the board of directors. The Severance Plan establishes the amount of severance payments and benefits available in the event of a (i) termination of employment by the company without Cause or by the participant for Good Reason and (ii) termination of employment by the company without Cause or by the participant for Good Reason 6 months before or within 24 months after a Change in Control (as defined in the Severance Plan).

The Severance Plan establishes three tiers of executives: Tier 1, Tier 2 and Tier 3. Within each tier the Severance Plan stipulates the payments due each employee, the effect of equity awards granted, and the provisions for health insurance.

Litigation

The company is not involved in any legal proceedings or other legal matters at this time. However, from time to time, the company may be involved in litigation that arises from the ordinary operations of the business, such as contractual or employment disputes or other general actions. In the event of an adverse outcome of these proceedings, the company believes the resulting liabilities would not have a material adverse effect on its financial condition or results of operations.

12.	Concentrations of Credit Risk

Financial instruments which potentially expose the company to concentrations of credit risk, consist primarily of cash and trade accounts receivable.

The company places its cash and temporary cash investments with financial institutions for which credit loss is not anticipated.

The company sells its product and extends credit predominately to two third-party carriers. The company maintains allowances for doubtful accounts based on factors surrounding the write-off history, historical trends, and other information.

13.	Business Concentrations

For the year ended March 31, 2015, the company had three carriers that accounted for approximately 54%, 28%, and 3% of revenue, respectively. For the year ended March 31, 2014, the three carriers accounted for approximately 47%, 31% and 6%. For the year ended March 31, 2013, the company had two carriers that accounted for 70% and 10% of revenues. Revenues from domestic and international sales for 2015 were 97% and 3%, respectively, for 2014 such revenues were 94% and 6%, and for 2013, domestic revenues were 90% and international revenues were 10%.

As of March 31, 2015 and March 31, 2014, the company had three carriers that accounted for 69%, 22% and 2% and 43%, 33% and 6% of accounts receivable, respectively.

14.	Subsequent Events

International Carrier

The company historically marketed its pdvConnect product through an international Tier 1 carrier located in Mexico. The company received notice in May 2015 from its international carrier that the contract will terminate in the first quarter of Fiscal 2016. Revenues from the international carrier were $79,938, $197,795 and $289,096 for the years ended March 31, 2015, 2014 and 2013, respectively.

Follow-on offering of common stock

In May 2015, the company completed a registered follow-on public offering of common stock resulting in the sale of 1,725,000 shares at a purchase price of $40.00 per share, which includes 225,000 shares sold

F-20	Page

pursuant to the underwriters’ exercise of their over-allotment option. Net proceeds were approximately $64.8 million after deducting underwriting discounts and commissions, and estimated offering expenses.

Leases

Subsequent to March 31, 2015, the company entered into seven additional tower space leases for its new DispatchPlus business. The total commitment is approximately $1.1 million over the life of the leases. The leases expire in September 2020, April 2025, and May 2025.

Common stock option awards granted in May 2015

On May 1 and May 20, 2015, under the 2014 Stock Plan, the company awarded certain employees 30,250 and 10,000 options to purchase shares of common stock with an exercise price of $49.16 and $48.78 per share, respectively. Additionally, under the 2014 Stock Plan, the company awarded 50,000 options to purchase shares of common stock to an additional employee with an exercise price of $47.10. All shares have a ten year contractual life, 25% will vest on the first anniversary of the grant, and the remainder will vest in three equal annual installments. Shares granted to individuals are subject to vesting, future settlement conditions and other such terms as determined by the Board of Directors.

15.	Selected Quarterly Financial Data

Selected financial data by quarter was as follows:

Fiscal Year 2015 ended March 31, 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Audited)
Operating revenues	$831,138	$689,497	$835,623	$815,395	$3,171,653
Gross profit	$547,208	$465,783	$552,580	$542,906	$2,108,477
Net loss	$(2,587,563)	$(3,019,188)	$(3,525,864)	$(5,581,553)	$(14,714,168)
Net loss per common share basic and diluted	$(0.92)	$(0.25)	$(0.28)	$(0.44)	$(1.46)

Fiscal Year 2014 ended March 31, 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Audited)
Operating revenues	$795,169	$906,490	$929,515	$908,421	$3,539,595
Gross profit	$549,871	$623,383	$634,573	$607,647	$2,415,474
Net loss	$(337,746)	$(298,041)	$(270,750)	$(305,284)	$(1,211,821)
Net loss per common share basic and diluted	$(2.66)	$(2.35)	$(2.14)	$(2.41)	$(9.56)

Page	F-21