Form 10-Q
period 2015-06-30
Pacific DataVision, Inc.
filed 2015-08-11
CIK 1304492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________

FORM 10-Q

____________________________________

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-36827

____________________________________

PACIFIC DATAVISION, INC.

(Exact name of registrant as specified in its charter)

____________________________________

Delaware	33-0745043
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

3 Garret Mountain Plaza Suite 401 Woodland Park, New Jersey	07424
(Address of principal executive offices)	(Zip Code)

(973) 771-0300

(Registrant’s telephone number, including area code)

____________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes     No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes      No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

At August 7, 2015, 14,266,872 shares of the registrant’s common stock were outstanding.

PACIFIC DATAVISION, INC.

FORM 10-Q

For the quarterly period ended June 30, 2015

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes statements of our expectations, intentions, plans, and beliefs that constitute “forward-looking statements.”    These forward-looking statements are principally, but not solely, contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements include, but are not limited to, statements about our strategies, plans, objectives, expectations, intentions, expenditures and assumptions and other statements contained herein that are not historical facts. Our forward-looking statements are generally, but not always, accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “should,” “will,” “may,” “plan,” “goal,” “can,” “could,” “continuing,” “ongoing,” “intend” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and projections about future events and financial trends. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause our actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. Many of these risks, uncertainties and other factors are beyond our ability to control, influence, or predict. The most significant of these risks, uncertainties and other factors are described in “Item 1A—Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended March 31, 2015 filed with the Securities and Exchange Commission (the “SEC”) on June 10, 2015. These forward-looking statements reflect our views and assumptions only as of the date such forward-looking statements are made. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Pacific DataVision, Inc.

Consolidated Balance Sheets

	June 30,	March 31,
	2015	2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$175,851,438	$119,873,668
Accounts receivable, net	403,634	395,172
Prepaid expenses	728,570	629,790
Total current assets	176,983,642	120,898,630
Property and equipment	7,736,538	6,384,602
Intangible assets	100,298,444	100,298,444
Capitalized patent costs, net	220,247	220,783
Other assets	30,105	25,630
Total assets	$285,268,976	$227,828,089
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$2,324,196	$6,467,285
Accounts payable - officers	15,728	40,668
Deferred revenue	737,984	737,664
Total current liabilities	3,077,908	7,245,617
Deferred Revenue	6,194,332	6,376,518
Total liabilities	9,272,240	13,622,135
Commitments and Contingencies
Stockholders' equity
Preferred Stock, $0.0001 per share, 10,000,000 shares authorized and no shares outstanding at June 30, 2015 and March 31, 2015	—	—
Common Stock, $0.0001 par value per share, 100,000,000 shares authorized and 14,266,872 shares issued and outstanding at June 30, 2015 and 12,530,493 shares issued and outstanding at March 31, 2015	1,438	1,253
Additional paid-in capital	322,003,549	255,861,880
Accumulated deficit	(46,008,251)	(41,657,179)
Total stockholders' equity	275,996,736	214,205,954
Total liabilities and stockholders' equity	$285,268,976	$227,828,089

See accompanying notes to consolidated financial statements

Pacific DataVision, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended
	June 30,
	2015	2014
Operating revenues
Service revenue	$648,662	$831,138
Spectrum lease revenue	182,186	—
Other revenue	10,012	—
Total operating revenues	840,860	831,138
Cost of revenue
Sales and service	375,174	283,930
Gross profit	465,686	547,208
Operating expenses
General and administrative	3,722,406	2,423,191
Sales and support	811,675	291,604
Product development	304,897	226,695
Total operating expenses	4,838,978	2,941,490
Loss from operations	(4,373,292)	(2,394,282)
Interest expense - affiliated entities	—	(193,281)
Interest income	22,220	—
Net loss	$(4,351,072)	$(2,587,563)
Net loss per common share basic and diluted	$(0.32)	$(0.92)
Weighted-average common shares used to compute basic and diluted net loss per share	13,492,560	2,827,574

See accompanying notes to consolidated financial statements

Pacific DataVision, Inc.

Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Number of Shares
	Preferred		Preferred
	Stock	Common	Stock	Common	Additional	Accumulated
	Series AA	Stock	Series AA	Stock	Paid-in Capital	Deficit	Total
Balance at March 31, 2015	—	12,530,493	$—	$1,253	$255,861,880	$(41,657,179)	$214,205,954
Issuance of stock, net of closing costs	—	1,725,000	—	173	64,792,047	—	64,792,220
Equity based compensation*	—	11,379	—	12	1,349,622	—	1,349,634
Net loss	—	—	—	—	—	(4,351,072)	(4,351,072)
Balance at June 30, 2015	—	14,266,872	$—	$1,438	$322,003,549	$(46,008,251)	$275,996,736
* includes restricted shares issued

See accompanying notes to consolidated financial statements

Pacific DataVision, Inc.

Statements of Cash Flows

(Unaudited)

	Three months ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,351,072)	$(2,587,563)
Adjustments to reconcile net loss to net cash provided (used) by operating activities
Depreciation and amortization	49,090	14,610
Non-cash compensation expense attributable to stock awards	1,349,634	2,095,776
Changes in operating assets and liabilities
Accounts receivable	(8,462)	9,059
Prepaid expenses and other assets	(103,255)	11,629
Accounts payable and accrued expenses	(4,143,089)	1,048,222
Accounts payable - officers	(24,940)	87
Accrued interest expense	—	193,280
Deferred compensation	—	6,085
Deferred revenue	(181,866)	(10,751)
Net cash flows provided (used) by operating activities	(7,413,960)	780,434
CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	—	(182,165,999)
Payment of deposit	—	(13,500,000)
Purchases of intangible assets	—	(253,444)
Purchases of equipment	(1,398,746)	(3,743)
Payments for patent costs	(1,744)	(135)
Net Cash used by investing activities	(1,400,490)	(195,923,321)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	—	45,000
Net proceeds from Section 144A Offering	—	202,003,249
Net proceeds from follow-on offering	64,792,220	—
Net cash provided from financing activities	64,792,220	202,048,249
Net change in cash and cash equivalents	55,977,770	6,905,362
CASH AND CASH EQUIVALENTS
Beginning of the period	119,873,668	45,679
End of the period	$175,851,438	$6,951,041
SUPPLEMENTAL CASH FLOW INFORMATION
Taxes paid	$800	$500

See accompanying notes to consolidated financial statements

Pacific DataVision, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.      Nature of Operations

Pacific DataVision, Inc. (the “Company”) is a commercial stage company focused on developing and offering mobile workforce communications and location based solutions that increase the productivity of field-based workers and the efficiency of their dispatch and call center operations.  It has commenced launching the largest private push-to-talk (“PTT”) network in major markets throughout the United States.  The Company was originally incorporated in California in 1997, and reincorporated in Delaware in 2014.  In March 2015,  it announced it will conduct business under the name pdvWireless.  The Company maintains offices in Woodland Park, New Jersey, Reston, Virginia and San Diego, California.

Historically, the Company has been engaged in the development and sale of wireless communications applications. The Company’s applications are primarily marketed to the end users of the wireless communications carriers under licensing agreements between the Company and these carriers. The Company also sells these applications directly to end users.

On September 15, 2014, the Company completed an acquisition from Sprint Corporation (“Sprint”) of (i) wireless spectrum licenses sufficient to operate a nationwide dispatch network in the 900 MHz band and (ii) certain 900 MHz equipment (the items described in (i) and (ii) collectively, the “Spectrum Assets”). The Company is now focused on deploying a dedicated, wide-area, two-way radio dispatch network to offer PTT services to primarily dispatch-centric, small and medium-sized businesses.    The Company intends to deploy the network in 20 major metropolitan areas throughout the United States.  In June 2015, the Company commercially launched its PTT service in its first market located in the greater Houston, Texas metropolitan area, and had sites in service by the end of June 2015 in three additional metropolitan market areas, Dallas, Atlanta, and Philadelphia.  For its targeted set of customers, the Company offers its DispatchPlus™ communication solution. DispatchPlus combines Motorola Solutions Inc.’s and its subsidiaries’ (collectively, “Motorola”) state-of-the-art Digital Technology architecture with pdvConnect™, the Company’s suite of mobile communications and workforce management applications. Built with the commercial dispatch user in mind, the Motorola Digital Technology architecture allows the Company to provide highly reliable, instant and wide-area PTT communication solutions. Also developed for dispatch-centric businesses, pdvConnect is an easy to use and efficient workforce management solution that enables businesses to locate and communicate with field workers and improve documentation of work events and job status.

The Company expects that its DispatchPlus business will become its principal operating business in future quarters as it begins its distribution and sales activity.  However, as a result of its recent launch during the quarter ended June 30, 2015, the Company has not yet generated significant revenues from its DispatchPlus business.   The Company is marketing and selling its DispatchPlus communication solutions indirectly primarily through Motorola’s dealer network.  The Company enters into contracts directly with the end users of its DispatchPlus communication solutions, including those introduced to the Company through its indirect dealers.

In May 2015, the Company completed a registered follow-on public offering of common stock that resulted in the sale of 1,725,000 shares at a purchase price of $40.00 per share, which included 225,000 shares sold pursuant to the underwriters’ exercise of their over-allotment option.  Net proceeds were approximately $64.8 million after deducting underwriting discounts and commissions and offering expenses.

2.      Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to estimated useful lives of depreciable assets, allowance for doubtful accounts, valuation allowance on the Company’s deferred tax assets, and recoverability of intangible assets. The Company is also required to make certain estimates with regard to the valuation of awards and forfeiture rates for its share-based award programs. Estimates and assumptions are reviewed periodically and the effects of revision are reflected in the financial statements in the applicable period. Accordingly actual results could differ from those estimates.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, including PDV Spectrum Holding Company, LLC formed in April 2014. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements as of June 30, 2015 and for the three month periods ended June 30, 2015 and 2014 are unaudited. These unaudited financial statements have been prepared in accordance with US GAAP for interim financial information and are presented in accordance with the requirements of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements. Certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures included herein are adequate to make the information presented not misleading and all adjustments considered necessary for a fair presentation have been included.  In the opinion of management, the Company’s results for the three months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.

Reclassifications

Certain prior year amounts have been reclassified to conform to the presentation of the corresponding amounts in the financial statements for the three months ended June 30, 2015. These reclassifications had no effect on previously reported results of operations, cash flows, assets, liabilities or equity for the years presented.

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less at the time of purchase are considered cash equivalents. Cash equivalents are stated at cost, which approximates quoted market value and include amounts held in money market funds.

Allowance for Doubtful Accounts

An allowance for uncollectible receivables is estimated based on a combination of write-off history, aging analysis and any specific known troubled accounts. The Company reviews its allowance for uncollectible receivables on a quarterly basis. Past due balances meeting specific criteria are reviewed individually for collectability. At June 30, 2015 and March 31, 2015, management provided an allowance of $100 and $7,977, respectively, for certain slow paying accounts.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

The carrying amount at the balance sheet date of long-lived assets under construction in process include construction costs to date on capital projects that have not been completed and assets being constructed that are not ready to be placed into service. These costs will be transferred to property and equipment when substantially all of the activities necessary to prepare the assets for their intended use are completed. Depreciation commences upon completion.

Intangible Assets

Intangible assets are wireless licenses that will be used to provide the exclusive right to utilize designated radio frequency spectrum to provide wireless communication services. While licenses are issued for only a fixed time, generally ten years, such licenses are subject to renewal by the Federal Communications Commission (the “FCC”). License renewals have occurred routinely and at nominal cost. There are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of the Company’s wireless licenses. As a result, the wireless licenses are treated as an indefinite-lived intangible asset and the Company will evaluate the useful life determination for wireless licenses each year to determine whether events and circumstances continue to support an indefinite useful life.

The licenses are tested for impairment on an aggregate basis, as the Company will be utilizing the wireless licenses on an integrated basis as part of developing its nationwide network.  The Company performs the test of the fair values of the wireless licenses annually using a discounted cash flow approach.

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

Revenue Recognition

The Company recognizes revenue in the period that persuasive evidence of an arrangement exists, delivery of the product has occurred or services have been rendered, it is able to determine the amount and when the collection of such amount is considered probable.  In accordance with the guidance provided in Accounting Standards Codification (“ASC”) Topic 605-45-45, Revenue Recognition – Principal Agent Considerations, the Company has determined that it is the primary obligor with respect to the service revenue derived from sales of the Company’s software applications through its domestic carrier partners. As a result, revenue is recorded at the gross amount billed to end-user customers for sales to the domestic carrier partners. The Company recognizes service revenue for its international carrier on the net amount billed since it has determined that it is not the primary obligor. The Company also sells service and applications directly to end-users, which are billed and collected directly by the Company.

In September 2014, Motorola paid the Company an upfront, fully-paid leasing fee of $7.5 million in order to lease a portion of the Company’s wireless spectrum licenses. The payment of the fee is accounted for as Deferred Revenue on the Company’s consolidated balance sheet. The Company recognizes leasing revenue in accordance with ASC Topic 840, Leases. The fee is amortized using the straight-line method over the lease term of approximately ten years which represents the time frame in which the benefits of the leased property are expected to be depleted.

The Company evaluates certain transactions for the DispatchPlus service offering to determine whether they should be viewed as a Multiple Element Arrangement provided in ASC Topic 605-25. Multiple deliverable arrangements are presumed to be bundled transactions and the total consideration is measured and allocated to the separate units based on their relative selling price with certain limitations.  The Company has determined that the rental of the relevant user devices with service contracts are multiple deliverable arrangements. The recognition of the revenue related to the DispatchPlus service offering will commence in fiscal 2016.

Cost of Revenue

The Company’s cost of revenue relating to the sales of its software applications through its wireless carrier partners includes the portion of service revenue retained by its domestic carrier partners pursuant to its agreements with these parties, which may include network services, connectivity, SMS service, sales, marketing, billing and other ancillary services. With respect to its recently launched DispatchPlus service offering, the Company’s cost of revenue includes the costs associated with the sales of the relevant user devices as well as the cost of operation of its network sites, cloud-based solutions, and dispatch network.

Stock Compensation

The Company accounts for stock options in accordance with US GAAP, which requires the measurement and recognition of compensation expense, based on the estimated fair value of awards granted to employees and directors. The Company estimates the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s statements of operations over the requisite service periods.  In the event the participant’s employment by or engagement with (as a director or otherwise) the Company is terminated by the Company before exercise of the options granted, the stock option granted to the participant shall immediately expire and all rights to purchase shares thereunder shall immediately cease and expire and be of no further force or effect, other than applicable exercise rights for vested shares that may extend past the termination date as provided for in the participant’s applicable option award agreement.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This update has an effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date of December 15, 2016 (including interim reporting periods within those periods, i.e. April 1, 2018). The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application.  The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In April 2015, FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in the financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The guidance is effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted. The guidance will be applied retrospectively to each period presented. The adoption of this standard update is not expected to have any impact on the Company’s consolidated financial statements.

Net Loss Per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. For purposes of the diluted net loss per share calculation, preferred stock, convertible notes payable-affiliated entities, stock options and warrants are considered to be potentially dilutive securities. Because the Company has reported a net loss for the three months ended June 30, 2015 and 2014, diluted net loss per common share is the same as basic net loss per common share for those periods.

Common stock equivalents resulting from potentially dilutive securities approximated 1,300,000 and 1,000,000 at June 30, 2015 and March 31, 2015, respectively, and have not been included in the diluted weighted average shares outstanding, as their effects are anti-dilutive.

Subsequent Events Evaluation by Management

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were issued and no such subsequent event disclosure is believed to be required.

3.      Property and equipment

Property and equipment consist of the following at June 30, 2015 and March 31, 2015:

	Estimated	June 30,	March 31,
	useful life	2015	2015
Network sites and equipment	5-10 years	$1,474,298	$—
Computer equipment	5-7 years	1,001,861	976,331
Furniture and fixture and other equipment	2-5 years	113,240	34,126
		2,589,399	1,010,457
Less accumulated depreciation		899,858	853,047
		1,689,541	157,410
Construction in process		6,046,997	6,227,192
Property and equipment, net		$7,736,538	$6,384,602

Depreciation expense for the three months ended June 30, 2015 and 2014 was $46,810 and $3,900, respectively. For the three months ended June 30, 2015, approximately $33,000 of such depreciation expense was classified as cost of revenue while the remainder was classified in operating expenses.  Construction in process includes the expenditures related to the costs to establish the Company’s dedicated network in certain metropolitan areas. In total, these capital costs are estimated to range from $30 and $40 million for equipment, design and build out of its networks in 20 major metropolitan areas.

4.      Accounts Payable - officers

Accounts payable-officers represents unreimbursed expenses including travel, lodging, and meal expenses incurred by the Company’s officers. At June 30, 2015 and March 31, 2015, the accounts payable to officers amounted to $15,728 and $40,668, respectively.

5.      Income Taxes

The Company had federal and state net operating loss carryforwards of approximately $28.7 million at March 31, 2015 expiring in varying amounts from 2021 through 2035.

The Company has deferred tax assets of approximately $14.7 million relating to these net operating loss carryforwards and stock compensation plans at March 31, 2015. Federal net operating loss carryforwards are subject to limitations as a result of the change in ownership. State net operating loss carryforwards are subject to limitations which differ from federal law in that they may not allow the carryback of net operating losses, and have shorter carryforward periods. Due to the uncertainty with respect to the realization of these deferred tax assets, the Company recorded a valuation allowance for the entire amount. The difference between the tax benefit at the statutory rate and the effective tax rate is primarily attributable to a full valuation allowance placed upon the deferred tax asset.

The Company recognizes the effect of tax positions only when they are more likely than not to be sustained.  The Company’s management has determined that it had no uncertain tax positions that would require financial statement recognition or disclosure.  The Company is no longer subject to U.S. federal, state or local income tax examinations for periods prior to 2012.

6.      Stock Purchases Rights, Stock Options and Warrants

The Company established the Pacific DataVision 2014 Stock Plan (the “2014 Stock Plan”) to attract, retain and reward individuals who contribute to the growth of the Company. This Stock Plan superseded previous stock plans although under such previous plans, 54,494 stock options were vested and outstanding as of June 30, 2015.

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

From April 1, 2015 through June 30, 2015, the Company awarded certain employees of the Company 90,250 options to purchase shares of common stock with a weighted average exercise price of $47.98 per share. The shares have a ten year contractual life and 25% will vest on the first anniversary of grant, and the remainder will vest in three equal annual installments. Shares granted to employees are subject to vesting, future settlement conditions and other such terms as determined by the Board of Directors.

Restricted Stock Units

During the three months ended June 30, 2015, the Company did not award any restricted stock units.  As of June 30, 2015, there were 116,622 restricted stock units outstanding, all of which were vested. These restricted stock units were issued under the 2010 Stock Plan and the 2014 Stock Plan.  The Company recognizes compensation expense for restricted stock units over the explicit vesting period. Vested restricted stock units are settled and issuable upon the earlier of the date the employee ceases to be an employee of the Company or a date certain in the future. There was no stock compensation expense related to the restricted stock units in the three months ended June 30, 2015.

Stock Options

A summary of Stock Option activity for the three months ended June 30, 2015 is as follows:

		Weighted
		Average
	Options	Exercise Price
Options outstanding at March 31, 2015	1,425,451	$20.73
Granted during the period	90,250	47.98
Forfeited/Exercised during the period	—	—
Options outstanding at June 30, 2015	1,515,701	$22.47

Additional information regarding Stock Options outstanding at June 30, 2015 is as follows:

					Weighted
		Weighted			Average
		Average	Weighted		Exercise Price
Exercise	Number	Remaining	Average	Options	of Shares
Prices	Outstanding	Life in Years	Exercise Price	Exercisable	Exercisable
$13.25	48,299	5.63	$13.25	47,815	$13.25
20.00	1,125,750	9.08	20.00	261,438	20.00
25.00	240,000	9.58	25.00	100,000	25.00
46.23	4,000	9.60	46.23	—	—
47.10	50,000	9.92	47.10	—	—
48.78	10,000	9.85	48.78	—	—
49.16	30,250	9.74	49.16	—	—
49.67	6,332	1.43	49.67	6,332	49.67
72.85	1,070	0.39	72.85	1,070	72.85
	1,515,701	9.23	$22.47	416,655	$21.01

The Black-Scholes option model requires weighted average assumptions to be used for calculation of the Company’s stock compensation expense. The assumptions used during the three months ended June 30, 2015 were: the expected life of the awards was 5 years, the risk-free interest rate ranged from 1.50% to 1.69%, the expected volatility was 40.0%, and the expected dividend yield was 0.0%. There was a 2% forfeiture rate used for the calculation.

Stock compensation expense was $1,349,634 and $2,095,776 for the three months ended June 30, 2015 and 2014, respectively.  For the three months ended June 30, 2014, $1,676,080 in expense related to the restricted stock units issued. Stock compensation expense is included as part of general and administrative expense in the accompanying statement of operations.

The weighted average fair value for each stock option award granted during the quarter ending June 30, 2015, was $17.84 per share.  As of June 30, 2015, there was approximately $7.1 million of unrecognized compensation cost related to non-vested share options granted under the Company’s stock option plans. The cost is expected to be recognized over a weighted-average period of 3.2 years. The intrinsic value of the options outstanding and exercisable at June 30, 2015 was approximately $30.3 million and $8.8 million, respectively.

Warrants

A summary of Warrant activity is as follows:

		Weighted
		Average
	Warrants	Exercise Price
Warrants outstanding at March 31, 2015	6,039	$82.79
Expired	—	—
Warrants outstanding at June 30, 2015	6,039	$82.79

Additional information regarding Warrants outstanding at June 30, 2015 is as follows:

		Weighted	Weighted
		Average	Average
Exercise	Number	Remaining	Exercise
Price	Outstanding	Life in Years	Price
$82.79	6,039	0.92	$82.79

The outstanding warrants are immediately exercisable into 6,039 shares of common stock at June 30, 2015 and expire in June 2016.

Motorola Investment

On September 15, 2014, Motorola invested $10.0 million to purchase 500,000 Class B Units of the Company’s subsidiary, PDV Spectrum Holding Company, LLC (at a price equal to $20.00 per unit). The Company owns 100% of the Class A Units in this subsidiary. Motorola has the right at any time to convert its 500,000 Class B Units into 500,000 shares of the Company’s common stock. The Company also has the right to force Motorola’s conversion of these Class B Units into shares of its common stock on the occurrence of certain corporate events or at its election after September 15, 2016. Motorola is not entitled to any assets, profits or distributions from the operations of the subsidiary. In addition, Motorola’s conversion ratio from Class B Units to shares of the Company’s common stock is fixed on a one-for-one basis, and is not dependent on the performance or valuation of either the Company or the subsidiary. The Class B Units have no redemption or call provisions and can only be converted into shares of the Company’s common stock. Management has determined that this investment does not meet the criteria for temporary equity or non-controlling interest due to the limited rights that Motorola has as a holder of Class B Units, and accordingly has presented this investment as part of its permanent equity within Additional Paid-in Capital in the accompanying consolidated financial statements.

7.      Commitments and Contingencies

Leasing Obligations

The Company is obligated under certain lease agreements for office space. These leases expire on October 31, 2015, June 30, 2019, and May 31, 2020. Rent expense amounted to $96,402 in the three months ended June 30, 2015, of which $23,958 was classified in cost of revenue and $72,444 was in operating expenses.  For the three months ended June 30, 2014, total rent expense of $28,964 was classified in operating expenses.

The Company entered into multiple lease agreements for tower space related to its new DispatchPlus business and deployment of the related dedicated, wide-area, two-way dispatch radio network. The lease expiration dates range from February 28, 2020 to June 30, 2026.

The straight-line method is used to recognize minimum rent expense under leases which provide for varying rents over their term. The effect of applying the straight-line basis resulted in an increase in rental expense of approximately $60,000 in the three months ended June 30, 2015.  The impact to the three months ended June 30, 2014 was a decrease in rental expense of $4,273. At June 30, 2015, accumulated deferred rent payable amounted to approximately $126,000 and is included as part of accounts payable and accrued expenses in the accompanying June 30, 2015 consolidated balance sheet.

Aggregate rentals, under non-cancelable leases for office and tower space (exclusive of real estate taxes, utilities, maintenance and other costs borne by the Company) for the remaining terms of the leases are as follows:

Period Ending March 31,
2016 (9 months)	$371,097
2017	474,688
2018	503,062
2019	761,028
2020	679,084
After 2020	1,586,705
Total	$4,375,664

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

8.      Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and trade accounts receivable.

The Company places its cash and temporary cash investments with financial institutions for which credit loss is not anticipated.

The Company sells its current software applications product and extends credit predominately through two domestic third-party carriers. The Company maintains allowances for doubtful accounts based on factors surrounding the write-off history, historical trends, and other information.

9.      Business Concentrations

For the three months ended June 30, 2015, the Company had two carriers that accounted for approximately 56% and 30% of service revenue, respectively. For the three months ended June 30, 2014, the two carriers accounted for approximately 52% and 28% of service revenue.

As of June 30, 2015 and March 31, 2015, the Company had two carriers that accounted for 69% and 22% of accounts receivable.

10.    Subsequent Event

         None.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of the financial condition and results of operations of Pacific DataVision, Inc. (“Pacific DataVision,” the “Company”, “we”, “us”, or “our”) should be read in conjunction with our financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2015, filed with the SEC on June 10, 2015.  In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those identified in “Item 1A—Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K.  Except to the limited extent required by applicable law, the Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

Overview

We are a commercial stage company focused on developing and offering mobile workforce communications and location based solutions that increase the productivity of field-based workers and the efficiency of their dispatch and call center operations.  We have commenced launching the largest push-to-talk (“PTT”) network in major markets throughout the United States.  Historically, we have been engaged in the development and sale of wireless communications applications. We currently offer our proprietary, cloud-based pdvConnect mobile resource management solution to dispatch-centric business. We market pdvConnect through our direct sales force and indirectly through two Tier 1 carriers in the United States. Our carrier partners market pdvConnect as an available application to complement their wireless service offerings. Generally, pdvConnect has been offered at a monthly unit price of up to $19.99. We also have historically offered pdvConnect indirectly through an international carrier located in Mexico. Our agreement with this international carrier will end during the second quarter of fiscal 2016. We maintain offices in Woodland Park, New Jersey, Reston, Virginia and San Diego, California.

On September 15, 2014, we completed an acquisition from Sprint Corporation of (i) wireless spectrum licenses sufficient to operate a nationwide dispatch network in the 900 MHz band and (ii) certain 900 MHz equipment. We are now focused on deploying a dedicated, wide-area, two-way radio network to offer push-to-talk services to primarily dispatch-centric, small and medium-sized businesses.  We intend to deploy our network in 20 major metropolitan areas throughout the United States.  We launched our first market in the greater, Houston, Texas metropolitan area in June 2015, and had sites in service by the end of June 2015 in three additional metropolitan market areas, Dallas, Atlanta, and Philadelphia.  For our targeted set of customers, we offer our DispatchPlus communication solutions. DispatchPlus combines Motorola’s state-of-the-art Digital Technology architecture with pdvConnect, our suite of mobile communications and workforce management applications.  Built with the commercial dispatch user in mind, the Motorola Digital Technology architecture allows us to provide highly reliable, instant and wide-area PTT communication solutions. Also developed for dispatch-centric businesses, pdvConnect is an easy to use and efficient workforce management solution that enables businesses to locate and communicate with field workers and improve documentation of work events and job status.

We expect that our DispatchPlus business will become our principal operating business in future quarters as we begin our distribution and sales activity. We believe a high quality, dedicated and reliable PTT solution with regional calling areas will be attractive to a significant portion of our targeted customers who are currently using cellular or local two-way radio networks. Further, when bundled with pdvConnect, we believe our service should provide significant value to our customers by making their work force more efficient and effective.

As a result of the recent launch during the quarter ended June 30, 2015, we have not yet generated significant revenues from our DispatchPlus business.   We are marketing and selling our DispatchPlus communication solutions indirectly primarily through Motorola’s dealer network.  We enter into contracts directly with the end users of our DispatchPlus communication solutions, including those introduced to us through our dealer network.

In May 2015, we completed a registered follow-on public offering of our common stock that resulted in the sale of 1,725,000 shares at a purchase price of $40.00 per share, which included 225,000 shares sold pursuant to the underwriters’ exercise of their over-allotment option.  Net proceeds were approximately $64.8 million after deducting underwriting discounts and commissions and offering expenses.

Summary of Significant Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, our actual results could differ from those estimates. Further, to the extent that there are differences between our estimates and our actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical performance, as these policies relate to the more significant areas involving our judgments and estimates.

Revenue Recognition. We currently derive our revenue from the sale of our pdvConnect workforce management solution to end-users. We market pdvConnect through our direct sales force and indirectly through two Tier 1 carriers in the United States and one international carrier. We have entered into standard reseller, co-marketing or licensing agreements with our carrier partners. We recognize the service revenue we derive from sales through our domestic carrier partners on a gross basis rather than on a net basis. For our international carrier partner, we recognize revenue on a net basis. We also sell certain applications directly to end-users through our direct sales force, which are billed and collected directly by us.

In September 2014, Motorola paid us an upfront, fully-paid leasing fee of $7.5 million in order to lease a portion of our wireless spectrum licenses. The payment of the fee is accounted for as Deferred Revenue in our consolidated balance sheets. We recognize leasing revenue in accordance with ASC Topic 840, Leases. The fee is being amortized straight-line over the lease term which is approximately ten years and which represents the time frame in which the benefits of the leased property are expected to be depleted.

We will evaluate certain transactions for the DispatchPlus service offering to determine whether they should be viewed as a Multiple Element Arrangement, provided in ASC Topic 605-25. Multiple deliverable arrangements are presumed to be bundled transactions and the total consideration is measured and allocated to the separate units based on their relative selling price with certain limitations.  We have determined that leasing of the relevant user devices with service contracts are multiple deliverable arrangements.

We have not yet generated significant revenues from our recently launched DispatchPlus business, which we expect will become our principal near-term operating business and will involve providing dedicated, wide-area, two-way radio network solutions to dispatch-centric, small and medium-sized businesses. We are marketing and selling our DispatchPlus network solutions directly and indirectly primarily through Motorola’s dealer network. We will enter directly into contracts with customers, including those introduced to us through our dealer network.

Cost of revenue. Our cost of revenue relating to the sales of our pdvConnect software applications through our wireless carrier partners includes the portion of service revenue retained by our domestic carrier partners pursuant to our agreements with these parties, which may include network services, connectivity, SMS service and special equipment expenses, sales, marketing, billing and other ancillary services. With respect to our recently launched DispatchPlus service offering, we expect to include in our cost of revenue the costs associated with the sales of the related user devices as well as the cost our network sites, cloud-based solutions, and dispatch network.

Sales and support expenses. We currently maintain a small direct sales force for sales of our pdvConnect mobile resource management solution, and have established a standard sales commission program for our direct sales force. This sales commission program provides a percentage-based commission for each sale of our pdvConnect solution.

Indirect Sales Commissions. For our DispatchPlus business going forward, cash consideration given to an indirect sales representative is presumed to be a reduction of revenue unless we receive, or will receive, an identifiable benefit in exchange for the consideration, and the fair value of such benefit can be reasonably estimated, in which case the consideration will be recorded as a selling expense. We will compensate our indirect sales representatives with an upfront commission and residual fees based on an end-user customer’s continued use and payment for our network solutions. When a commission is earned solely due to the selling activity relating to our DispatchPlus network solution, the cost is recorded as a selling expense. Estimated incentives payable to the indirect sales representatives will be regularly reviewed and recorded as accrued expenses on a monthly basis.

Product development expenses. We charge all product development costs to expense as incurred. Types of costs incurred in product development expenses include employee compensation, consulting, travel, facility costs along with equipment and technology costs.

Stock compensation. We account for stock options in accordance with US GAAP, which requires the measurement and recognition of compensation expense, based on the estimated fair value of awards granted to employees and directors, which requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in our statements of operations over the requisite service periods.  In the event the participant’s employment by or engagement with (as a director or otherwise) us is terminated by us before exercise of the options granted hereunder, the stock option granted to the participant shall immediately expire and all rights to purchase shares thereunder shall immediately cease and expire and be of no further force or effect, other than applicable exercise rights for vested option shares that may extend past the termination date as provided for the participant’s applicable option award agreement.

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

Allowance for doubtful accounts. An allowance for uncollectible receivables is estimated based on a combination of write-off history, aging analysis and any specific known troubled accounts. We review our allowance for uncollectible receivables on a quarterly basis. Past due balances meeting specific criteria are reviewed individually for collectability. At June 30, 2015 and March 31, 2015, management provided an allowance of $100 and $7,977, respectively, for certain slow paying accounts.

Property and equipment. Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

Patent costs. Costs to acquire a patent on certain aspects of our technology have been capitalized. These amounts are amortized, subject to periodic evaluation for impairment, over statutory lives following award of the patent.

Income taxes. We follow the liability method of accounting for income taxes. Under this method, taxes consist of taxes currently payable plus those deferred due to temporary differences between the financial statement carrying amounts and the tax bases of certain assets and liabilities using tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is provided when, in our management’s judgment, it is more likely than not that some portion or the entire deferred tax asset will not be realized.

Accounting for uncertainty in income taxes. We recognize the effect of tax positions only when they are more likely than not to be sustained. Our management has determined that we had no uncertain tax positions that would require financial statement recognition or disclosure. We are no longer subject to U.S. federal, state or local income tax examinations for periods prior to 2012.

Results of Operations

Comparison of the three months ended June 30, 2015 and 2014

The following table sets forth our results of operations for the three months ended June 30, 2015 and 2014. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three months ended
	June 30,
	2015	2014
Operating Revenues
Service revenue	$648,662	$831,138
Spectrum lease revenue	182,186	—
Other revenue	10,012	—
Total operating revenues	$840,860	$831,138
Cost of Revenue
Sales and service	375,174	283,930
Gross Profit	465,686	547,208
Operating Expenses
General and administrative	3,722,406	2,423,191
Sales and support	811,675	291,604
Product development	304,897	226,695
Total operating expenses	4,838,978	2,941,490
Loss from operations	(4,373,292)	(2,394,282)
Interest expense - affiliated entities	—	(193,281)
Interest income	22,220	—
Net loss	$(4,351,072)	$(2,587,563)
Net loss per common share basic and diluted	(0.32)	(0.92)
Weighted-average common shares used to compute basic and diluted net loss per share	13,492,560	2,827,574

Operating revenues. Service revenue decreased $0.18 million, or 22.0%, to $0.65 million for the three months ended June 30, 2015 from $0.83 million for the three months ended June 30, 2014. The decreases in the three month period can be attributed to higher customer churn.  The decline in our operating revenues was partially offset by the revenue derived from the spectrum lease to Motorola that began on September 15, 2014.

Cost of revenue. Cost of revenue for the three months ended June 30, 2015 increased by approximately $0.09 million, or 32.0%, to $0.38 million from $0.28 million for three months ended June 30, 2014. The increase in cost of revenue was primarily driven by increased headcount to support the commercial deployment of our DispatchPlus business and costs to maintain the launched network sites, of approximately $0.14 million.  These increases were partially offset by lower costs related to the reduced service revenue.

Gross profit. Gross profit decreased by $0.08 million, or 14.9%, to $0.47 million from $0.55 million for the three months ended June 30, 2014. The primary driver of the decline of our gross profit resulted from the support costs for the new DispatchPlus business which we first began incurring in September 2014.  Also, contributing to the decline was our lower gross profit from sales of our applications through our international carrier partner.

General and administrative expenses. General and administrative expenses for the three months ended June 30, 2015 increased by $1.30 million, or 53.6%, to $3.72 million from $2.42 million for three months ended June 30, 2014.  The increase in general and administrative expenses for the three month period is primarily due to our increase in headcount and related costs in order to support our new DispatchPlus business initiatives, approximately $1.00 million, along with an increase in professional fees of approximately $0.36 million.  In addition, we had increased costs related to being a public company of $0.35 million. These increases were partially offset by lower stock compensation expense of $0.75 million in the three months ended June 30, 2015.

Sales and support expenses. Sales and support expenses increased by $0.52 million, or 178.3%, to $0.81 million for three months ended June 30, 2015 from $0.29 million for the three months ended June 30, 2014. The increase in expenses is due primarily to an increase in staff and headcount related costs along with the marketing initiatives to support our new DispatchPlus business.

Product development expenses. Product development expenses increased by $0.08 million, or 34.5%, to $0.30 million for the three months ended June 30, 2015 from $0.23 million for the three months ended June 30, 2014. This increase in expense was due primarily to an increase in headcount and the related costs.

Interest expense – affiliated entities. Interest expense for the three months ended June 30, 2015 was $0 as a result of the settlement of our outstanding debt obligations in September 2014.

Liquidity and Capital Resources

At June 30, 2015, we had cash and cash equivalents of $175.85 million.

Our accounts receivable are heavily concentrated in two of our carrier partners. As of June 30, 2015, our accounts receivable balance was approximately $404,000 of which approximately $277,000 was due from one third-party carrier and approximately $90,000 was due from another third-party carrier, or approximately 69% and 22%, respectively.

Net cash provided (used) in operating activities. Net cash used in operating activities was ($7.41) million for the three months ended June 30, 2015 as compared to net cash provided by operating activities of $0.78 million for the three month ended June 30, 2014. Net cash used in operating activities in 2015 resulted from the net loss of approximately $4.35 million, offset by non-cash compensation expense of $1.35 million and a decrease in accounts payable and accrued expenses of $4.14 million.

Net cash from investing activities. Net cash used in investing activities was approximately $1.40 million and $195.92 million for the three months ended June 30, 2015 and June 30, 2014, respectively. The net cash used in the three months ended June 30, 2015 resulted from the continuing equipment and construction costs related to the buildout of our network for our new DispatchPlus business. The majority of net cash used in investing activities used during the three months ended June 30, 2014 resulted from the release of the $13.5 million deposit and $182.2 million placed in a restricted cash account until the FCC provided approval for the transfer of the Spectrum Assets to us and the subsequent closing of the Spectrum Assets purchase.

Net cash from financing activities. Net cash from financing activities was $64.79 million for the three months ended June 30, 2015 and resulted from the net proceeds from our follow-on public offering in May 2015.  For the three months ended June 30, 2014, the net cash from financing activities of approximately $202 million resulted from the proceeds of the June 2014 private placement financing.

We intend to deploy our dedicated DispatchPlus network in 20 major metropolitan areas throughout the United States. We launched our DispatchPlus business in our first market, in the greater Houston, Texas metropolitan area in June 2015, and had sites in services in three additional metropolitan market areas, Dallas, Atlanta and Philadelphia, by the end of June 2015. We estimate that the total capital cost, including those amounts spent thus far, to deploy our network in these 20 major metropolitan areas will range from $30 million to $40 million, which amount includes the cost of equipment, design and buildout of our networks plus the costs of hiring additional employees to support the rollout and our sales and marketing efforts, including building a sales network targeting dispatch-centric, small and medium-sized businesses.

Our future capital requirements will depend on many factors, including the timing and amount of the revenues we generate from our dispatch network services and other product offerings and the timing and extent of expenditures to support the rollout of our dispatch network, the development of new service offerings, sales and marketing activities and our activities associated with increasing the value of our spectrum. We believe our cash and cash equivalents on hand, including our available cash reserves, will be sufficient to satisfy our financial obligations through at least the next 12 months.

We cannot predict with certainty when, if ever, we will require additional capital to further fund our current business plan. Presently, we intend to cover our future operating expenses through, cash on hand and from revenue derived primarily from our planned sales of our DispatchPlus network services and product offerings. We anticipate these DispatchPlus business revenues to commence in our

2016 fiscal year. Nevertheless, we may experience greater than expected cash usage to support our operating activities and business plan and/or our revenues may be lower than or take more time to develop than we anticipate. See “Item 1A-Risk Factors” of  our Annual Report on Form 10-K for the year ended March 31, 2015 filed with the SEC on June 10, 2015, for risks and uncertainties that could cause our operating costs to be more than we currently anticipate and/or our revenue and operating results to be lower than we currently anticipate. As a result, we cannot provide assurance that we will not require additional funding in the future. In addition, we intend to acquire businesses, technologies or spectrum or license technologies from third parties for our spectrum initiatives.  We may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions or license these technologies or spectrum. However, we cannot be sure that additional financing will be available if and when needed, or that, if available, we can obtain financing on terms favorable to us and our stockholders. Any failure to obtain financing when required would have a material adverse effect on our business, operating results, financial condition and liquidity.

Warranties. Our agreements with our customers generally include certain provisions for indemnifying them against liabilities if our services infringe a third party’s intellectual property rights or for other specified reasons.

Off-balance sheet arrangements

During the three months ended June 30, 2015 and 2014, we did not have and do not have any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our financial instruments consist of cash, cash equivalents, trade accounts receivable and accounts payable. We consider investments in highly liquid instruments purchased with original maturities of 90 days or less to be cash equivalents. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the highly liquid instruments in our portfolio, a 10% change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations.

Our operations are based in the United States and, accordingly, all of our transactions are denominated in U.S. dollars. We are currently not exposed to market risk from changes in foreign currency.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of the end of such period.

Changes in Internal Control over Financial Reporting

In our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 filed with the SEC on June 10, 2015, we disclosed that our management identified an error in our prior calculation and reporting of our weighted average shares of common stock outstanding, and the related net loss per common share (basic and diluted), for the three and nine month periods ended December 31, 2013 and the nine month period ended December 31, 2014.  To remediate this significant deficiency, we developed, implemented and continue to enhance our internal control over financial reporting procedures, including providing additional training and review procedures to ensure we appropriately track, calculate and report the weighted average shares of common stock outstanding, and related net loss per common share (basic and diluted).  Other than the changes taken to remediate the significant deficiency noted above, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not involved in any material legal proceedings.

Item 1A.  Risk Factors.

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q as well as the risk factors disclosed in our Annual Report on Form 10-K for the year ended March 31, 2015, filed with the Securities and Exchange Commission on June 10, 2015. There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K. Any of the risks discussed in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On May 18, 2015, we completed a registered follow-on public offering of common stock that resulted in the sale of 1,725,000 shares at a purchase price of $40.00 per share, which included 225,000 shares sold pursuant to the underwriters’ exercise of their over-allotment option, for an aggregate offering price of $69.0 million.  Net proceeds were approximately $64.8 million after deducting underwriting discounts and commissions and offering expenses.  The offering expenses included legal and accounting fees and expenses, FINRA and NASDAQ fees and certain other expenses.  None of the expenses associated with the offering were paid to directors, officers, persons owning ten percent or more of any class of equity securities, or to their associates, or to our affiliates.  FBR Capital Markets & Co. acted as sole book-running manager and William Blair & Company, L.L.C. and Canaccord Genuity Inc. acted as co-managers for the offering.  The offering was registered with the SEC pursuant to a Registration Statement on Form S-1, as amended (File No. 333-203681), registering an aggregate of $90.5 million of common stock, initially filed by the Company on April 27, 2015 and which was declared effective by the SEC on May 12, 2015.

Our primary purpose for pursuing this offering is to raise funds to support our initiatives to increase the value of our spectrum assets and to support the Joint Petition for Rulemaking we submitted with the FCC to repurpose a portion of the 900 MHz spectrum from narrowband to broadband. We intend to prioritize our future expenditures on acquiring additional FCC licenses for spectrum, including SMR blocks and site specific licenses that will ease the process of repurposing a portion of the 900 MHz spectrum from narrowband to broadband if and when the FCC approves our Joint Petition for Rulemaking.  As of June 30, 2015, we have begun to enter into agreements to purchase or exchange additional spectrum licenses that are contingent upon FCC approval.  We have incurred $235,000 in committed costs for these agreements through June 30, 2015.  We intend to use the remainder of the net proceeds for general corporate purposes, including the acquisition of complementary products, technologies, businesses or assets.  For example, in connection with acquiring additional FCC licenses for spectrum, we may acquire the business that holds these FCC licenses if we determine the business is complementary to our growth plan and overall business.  However, we have not entered into any definitive agreement with respect to any such transactions, and we have not yet identified the amounts we plan to spend on each of these priorities or the timing of any expenditures.

There has been no material change in the expected use of the net proceeds from the offering as described in our registration statement and related prospectus.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

PACIFIC DATAVISION, INC.

Date:	August 11, 2015	/s/ John Pescatore
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

4.3(1)	Amended and Restated Investor Rights Agreement, dated October 2010, by and among the Company and investors named therein

4.4(1)	Amendment and Waiver of Rights under Amended and Restated Investor Rights Agreement, approved May 30, 2014, by and among the Company and the investors named therein

4.6(1)	Registration Rights Agreement, dated September 15, 2014, by and between the Company and Machine License Holding, LLC.

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

____________

(1)Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-201156), filed with the SEC on December 19, 2014.

*The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.