Form 10-Q
period 2015-09-30
pdvWireless, Inc.
filed 2015-11-10
CIK 1304492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________

FORM 10-Q

____________________________________

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-36827

____________________________________

pdvWireless, Inc.

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

At November 4, 2015, 14,291,662 shares of the registrant’s common stock were outstanding.

pdvWireless, Inc.

FORM 10-Q

For the quarterly period ended September 30, 2015

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes statements of our expectations, intentions, plans, and beliefs that constitute “forward-looking statements.”    These forward-looking statements are principally, but not solely, contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements include, but are not limited to, statements about our strategies, plans, objectives, expectations, intentions, expenditures and assumptions and other statements contained herein that are not historical facts. Our forward-looking statements are generally, but not always, accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “should,” “will,” “may,” “plan,” “goal,” “can,” “could,” “continuing,” “ongoing,” “intend” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and projections about future events and financial, market and business trends. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause our actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. Many of these risks, uncertainties and other factors are beyond our ability to control, influence, or predict. The most significant of these risks, uncertainties and other factors are described in “Item 1A—Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended March 31, 2015 filed with the Securities and Exchange Commission (the “SEC”) on June 10, 2015.    As a result, investors are urged not to place undue reliance on any forward-looking statements.  These forward-looking statements reflect our views and assumptions only as of the date such forward-looking statements are made. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1:  Consolidated Financial Statements

pdvWireless, Inc.

Consolidated Balance Sheets

	September 30,	March 31,
	2015	2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$169,279,421	$119,873,668
Accounts receivable, net	399,466	395,172
Prepaid expenses and other current assets	354,224	629,790
Total current assets	170,033,111	120,898,630
Property and equipment	10,473,161	6,384,602
Intangible assets	100,082,430	100,298,444
Capitalized patent costs, net	221,333	220,783
Other assets	1,563,681	25,630
Total assets	$282,373,716	$227,828,089
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$3,889,365	$6,467,285
Accounts payable - officers	42,285	40,668
Deferred revenue	745,838	737,664
Total current liabilities	4,677,488	7,245,617
Deferred Revenue	6,012,146	6,376,518
Total liabilities	10,689,634	13,622,135
Commitments and Contingencies
Stockholders' equity
Preferred Stock, $0.0001 per share, 10,000,000 shares authorized and no shares outstanding at September 30, 2015 and March 31, 2015	—	—
Common Stock, $0.0001 par value per share, 100,000,000 shares authorized and 14,375,179 shares issued and outstanding at September 30, 2015 and 12,530,493 shares issued and outstanding at March 31, 2015	1,438	1,253
Additional paid-in capital	323,149,527	255,861,880
Accumulated deficit	(51,466,883)	(41,657,179)
Total stockholders' equity	271,684,082	214,205,954
Total liabilities and stockholders' equity	$282,373,716	$227,828,089

See accompanying notes to consolidated financial statements

pdvWireless, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
	2015	2014	2015	2014
Operating revenues
Service revenue	$622,069	$659,132	$1,270,731	$1,490,270
Spectrum lease revenue	182,186	30,365	364,372	30,365
Other revenue	7,203	—	17,215	—
Total operating revenues	811,458	689,497	1,652,318	1,520,635
Cost of revenue
Sales and service	490,585	223,714	865,759	507,644
Gross profit	320,873	465,783	786,559	1,012,991
Operating expenses
General and administrative	4,588,842	2,499,697	8,311,247	4,922,888
Sales and support	885,007	397,759	1,696,682	689,363
Product development	336,200	210,059	641,097	436,754
Total operating expenses	5,810,049	3,107,515	10,649,026	6,049,005
Loss from operations	(5,489,176)	(2,641,732)	(9,862,467)	(5,036,014)
Interest expense - affiliated entities	—	(377,456)	—	(570,737)
Interest income	29,293	—	51,513	—
Other income	1,250	—	1,250	—
Net loss	$(5,458,633)	$(3,019,188)	$(9,809,704)	$(5,606,751)
Net loss per common share basic and diluted	$(0.38)	$(0.25)	$(0.70)	$(0.76)
Weighted-average common shares used to compute basic and diluted net loss per share	14,379,082	11,986,267	13,938,243	7,409,725

See accompanying notes to consolidated financial statements

pdvWireless, Inc.

Consolidated Statement of Stockholders’ Equity

(Unaudited)

For the six months ended September 30, 2015

	Number of Shares
	Preferred		Preferred
	Stock	Common	Stock	Common	Additional	Accumulated
	Series AA	Stock	Series AA	Stock	Paid-in Capital	Deficit	Total
Balance at March 31, 2015	—	12,530,493	$—	$1,253	$255,861,880	$(41,657,179)	$214,205,954
Issuance of stock, net of closing costs	—	1,725,000	—	173	64,792,047	—	64,792,220
Equity based compensation*	—	116,667	—	12	2,455,599	—	2,455,611
Stock option exercises	—	3,019	—	—	40,001	—	40,001
Net loss	—	—	—	—	—	(9,809,704)	(9,809,704)
Balance at September 30, 2015	—	14,375,179	$—	$1,438	$323,149,527	$(51,466,883)	$271,684,082

*includes restricted shares issued.

See accompanying notes to consolidated financial statements

pdvWireless, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,809,704)	$(5,606,751)
Adjustments to reconcile net loss to net cash (used) provided by operating activities
Depreciation and amortization	128,448	29,220
Non-cash compensation expense attributable to stock awards	2,455,611	3,276,600
Changes in operating assets and liabilities
Accounts receivable	(4,294)	(88,227)
Prepaid expenses and other assets	95,515	(32,100)
Accounts payable and accrued expenses	(2,577,920)	486,394
Accounts payable - officers	1,617	(99,961)
Accrued interest expense	—	(332,323)
Deferred compensation	—	(361,610)
Deferred revenue	(356,198)	7,469,037
Net cash flows (used) provided by operating activities	(10,066,925)	4,740,279
CASH FLOWS FROM INVESTING ACTIVITIES
Payment of deposit	—	(13,500,000)
Purchases of intangible assets	(1,141,986)	(76,798,384)
Purchases of equipment	(4,211,917)	(42,206)
Payments for patent costs	(5,640)	(4,069)
Net Cash used by investing activities	(5,359,543)	(90,344,659)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from Rule 144A Offering	—	201,922,458
Net proceeds from follow-on offering	64,792,220	—
Proceeds from stock option exercise	40,001	—
Payment of notes payable, net	—	(1,088,851)
Proceeds from Motorola investment	—	10,000,000
Net cash provided from financing activities	64,832,221	210,833,607
Net change in cash and cash equivalents	49,405,753	125,229,227
CASH AND CASH EQUIVALENTS
Beginning of the period	119,873,668	45,679
End of the period	$169,279,421	$125,274,906

See accompanying notes to consolidated financial statements

pdvWireless, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.      Nature of Operations

pdvWireless, Inc. (formerly known as Pacific DataVision, Inc.,  the “Company”) is a private carrier wireless communications provider of mobile workforce communications and location based solutions that increase the productivity of its customers’ field-based workers and the efficiency of their dispatch and call center operations.  The Company is deploying and operating private push-to-talk (“PTT”) networks in major markets throughout the United States.  The Company was originally incorporated in California in 1997, and reincorporated in Delaware in 2014.  The Company maintains offices in Woodland Park, New Jersey, Reston, Virginia and San Diego, California.

The Company is focused on deploying and operating dedicated, wide-area, two-way radio networks  that offer PTT services to primarily dispatch-centric, small and medium-sized businesses.  In June 2015, the Company commercially launched its PTT service in its first market located in the greater Houston, Texas metropolitan area.  The Company currently has sites in service in six additional metropolitan market areas, Dallas, Atlanta, Philadelphia, Chicago, the greater New York area, and Washington/Baltimore.  For its targeted set of customers, the Company offers its DispatchPlus™ communications solution. DispatchPlus combines Motorola Solutions Inc.’s and its subsidiaries’ (collectively, “Motorola”) state-of-the-art digital technology architecture with pdvConnect™, the Company’s suite of mobile communications and workforce management applications. Built with the commercial dispatch user in mind, Motorola’s digital technology architecture allows the Company to provide highly reliable, instant and wide-area PTT communication solutions. Also developed by the Company for dispatch-centric businesses, pdvConnect is an easy to use and efficient workforce management solution that enables businesses to locate and communicate with field workers and improve documentation of work events and job status.

The Company expects that its DispatchPlus business will become its principal near term operating business.  However, because it only launched the first market in June 2015, the Company has not yet generated significant revenues from its DispatchPlus business.   The Company primarily markets its DispatchPlus communication solutions indirectly through Motorola’s dealer network.  The Company enters into contracts directly with all end users of its DispatchPlus communication solutions, including those introduced to it through its indirect dealers.

Concurrently with launching its DispatchPlus business, the Company is pursuing initiatives to increase the efficiency and capacity of its spectrum licenses, including filing (together with the Enterprise Wireless Alliance) a Joint Petition for Rulemaking with the Federal Communications Commission (the “FCC”) proposing a realignment of a portion of the 900MHz spectrum from narrowband to broadband.  If successful, the Company believes these initiatives could substantially enhance the capacity and capabilities of its spectrum.

Historically, the Company has been engaged in the development and sale of its wireless communications applications, marketed primarily under the name pdvConnect. The Company primarily offers these applications indirectly to the end users of two Tier I wireless communications carriers in the United States and, until July 2015, one international wireless communications carrier under licensing agreements between the Company and these carriers. The Company also offers these applications directly to end users.

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

2.      Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to estimated useful lives of depreciable assets, allowance for doubtful accounts, valuation allowance on the Company’s deferred tax assets, and recoverability of intangible assets. The Company is also required to make certain estimates with regard to the valuation of awards and forfeiture rates for its share-based award programs. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the applicable period. Accordingly actual results could differ from those estimates.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, including PDV Spectrum Holding Company, LLC formed in April 2014. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements as of September 30, 2015 and for the three and six month periods ended September 30, 2015 and 2014 are unaudited. These unaudited financial statements have been prepared in accordance with US GAAP for interim financial information and are presented in accordance with the requirements of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements. Certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures included herein are adequate to make the information presented not misleading and all adjustments considered necessary for a fair presentation have been included.  In the opinion of management, the Company’s results for the three and six months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year.

Reclassifications

Certain prior year amounts have been reclassified to conform to the presentation of the corresponding amounts in the financial statements for the three and six months ended September 30, 2015. These reclassifications had no effect on previously reported results of operations, cash flows, assets, liabilities or equity for the years presented.

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less at the time of purchase are considered cash equivalents. Cash equivalents are stated at cost, which approximates quoted market value and include amounts held in money market funds.

Allowance for Doubtful Accounts

An allowance for uncollectible receivables is estimated based on a combination of write-off history, aging analysis and any specific known troubled accounts. The Company reviews its allowance for uncollectible receivables on a quarterly basis. Past due balances meeting specific criteria are reviewed individually for collectability. At September 30, 2015 and March 31, 2015, management provided an allowance of $300 and $7,977, respectively, for certain slow paying accounts.

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

Revenue Recognition

The Company recognizes revenue in the period that persuasive evidence of an arrangement exists, delivery of the product has occurred or services have been rendered, it is able to determine the amount of revenue and when the collection of such amount is considered probable.  In accordance with the guidance provided in Accounting Standards Codification (“ASC”) Topic 605-45-45, Revenue Recognition – Principal Agent Considerations, the Company has determined that it is the primary obligor with respect to the service revenue derived from sales of the Company’s software applications through its Tier I domestic carrier partners. As a result, revenue is recorded at the gross amount billed to end-user customers for sales through these carrier partners. The Company recognized service revenue for its international carrier  (which business relationship terminated in July 2015) on the net amount billed since it has determined that it is not the primary obligor. The Company also sells service and applications directly to end-users, which are billed and collected directly by the Company.

In September 2014, Motorola paid the Company an upfront, fully-paid leasing fee of $7.5 million in order to lease a portion of the Company’s wireless spectrum licenses. The payment of the fee is accounted for as Deferred Revenue on the Company’s consolidated balance sheets. The Company recognizes leasing revenue in accordance with ASC Topic 840, Leases. The fee is amortized using the straight-line method over the lease term of approximately ten years which represents the time frame in which the benefits of the leased property are expected to be depleted.

The Company evaluates certain transactions for its DispatchPlus service offering to determine whether they should be viewed as a Multiple Element Arrangement provided in ASC Topic 605-25. Multiple deliverable arrangements are presumed to be bundled transactions, and the total consideration is measured and allocated to the separate transactions based on their relative selling price with certain limitations.  The Company has determined that the rental of user devices in connection with service contracts for its DispatchPlus service are multiple deliverable arrangements.

Cost of Revenue

The Company’s cost of revenue relating to sales of its software applications through its wireless carrier partners includes the portion of service revenue retained by its domestic carrier partners pursuant to its agreements with these parties, which may include network services, connectivity, SMS service, sales, marketing, billing and other ancillary services. With respect to its recently launched DispatchPlus service offering, the Company’s cost of revenue includes the costs of operating its dispatch network, its cloud-based solutions and to a lesser degree, the costs associated with the sales of the relevant user devices.

Stock Compensation

The Company accounts for stock options in accordance with US GAAP, which requires the measurement and recognition of compensation expense, based on the estimated fair value of awards granted to employees and directors. The Company estimates the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s statements of operations over the requisite service periods.  In the event the participant’s employment by or engagement with (as a director or otherwise) the Company is terminated by the Company before exercise of the options granted, the stock options granted to the participant shall immediately expire and all rights to purchase shares thereunder shall immediately cease and expire and be of no further force or effect, other than applicable exercise rights for vested shares that may extend past the termination date as provided for in the participant’s applicable option award agreement.  Additionally, the Compensation Committee adopted an Executive Severance Plan (the “Severance Plan”) in February 2015, and the Company subsequently entered into Severance Plan Participation Agreements with its executive officers and certain key employees.  In addition to providing participants with severance payments, the Severance Plan provides for accelerated vesting and extends the exercise period for outstanding equity awards if the Company terminates a participant’s service for reasons other than cause, death or disability or the participant terminates his or her service for good reason, whether before or after a change of control (each of such terms as defined in the Severance Plan.).

To calculate option-based compensation, the Company uses the Black-Scholes option-pricing model. The Company’s determination of fair value of option-based awards on the date of grant using the Black-Scholes model is affected by assumptions regarding a number of subjective variables.

No tax benefits were attributed to the share-based compensation expense because the Company maintained a full valuation allowance for all net deferred tax assets.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," ("ASU 2014-09") which supersedes current revenue recognition guidance, including most industry-specific guidance. ASU 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services, and also requires additional disclosures regarding the nature, amount, timing and uncertainty of revenue that is recognized. The guidance, as stated in ASU 2014-09, is effective for annual and interim periods beginning after December 15, 2016. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which defers the effective date by one year, with early adoption on the original effective date permitted. The Company is evaluating the impact of the new guidance on its consolidated financial statements.

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

Net Loss Per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. For purposes of the diluted net loss per share calculation, preferred stock, convertible notes payable-affiliated entities, stock options and warrants are considered to be potentially dilutive securities. Because the Company has reported a net loss for the three and six months ended September 30, 2015 and 2014, diluted net loss per common share is the same as basic net loss per common share for those periods.

Common stock equivalents resulting from potentially dilutive securities approximated 1,200,000 and 1,000,000 at September 30, 2015 and March 31, 2015, respectively, and have not been included in the diluted weighted average shares outstanding, as their effects are anti-dilutive.

Subsequent Events Evaluation by Management

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were issued.

3.      Property and equipment

Property and equipment consist of the following at September 30, 2015 and March 31, 2015:

	Estimated	September 30,	March 31,
	useful life	2015	2015
Network sites and equipment	5-10 years	$2,660,734	$—
Computer equipment	5-7 years	1,018,942	976,331
Furniture and fixture and other equipment	2-5 years	208,464	34,126
Leasehold improvements	Shorter of the lease term or 5 years	132,264	—
		4,020,404	1,010,457
Less accumulated depreciation		975,275	853,047
		3,045,129	157,410
Construction in process		7,428,032	6,227,192
Property and equipment, net		$10,473,161	$6,384,602

Depreciation expense for the three and six months ended September 30, 2015 amounted to $76,549 and $123,358, respectively.  For the three and six months ended September 30, 2014, depreciation expense was $3,900 and $7,800, respectively. For the three and six months ended September 30, 2015, approximately $50,000 and $83,000 of such depreciation expense was classified as cost of revenue while the remainder was classified in operating expenses.  Construction in process includes the expenditures related to the costs to establish the Company’s dedicated, wide-area, two-way radio dispatch network in certain metropolitan areas.

4.Intangible Assets

Wireless licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but instead are tested for impairment annually, or more frequently if an event indicates that the asset might be impaired. The Company believes that no impairment indicators existed as of September 30, 2015 that would require it to perform impairment testing.

During the six months ended September 30, 2015, the Company entered into agreements with several third parties in multiple U.S. markets to acquire wireless licenses for cash consideration upon FCC approval.  Also during the period, the Company entered into an agreement with a third party to exchange wireless licenses.  The first exchange occurred in June 2015, when the Company transferred wireless licenses to the counterparty.  The second exchange  is anticipated to occur by the end of Fiscal 2016, when the Company will receive wireless licenses from the counterparty.  The second exchange is accounted for as an Other asset in the Company’s consolidated balance sheets as of September 30, 2015.

Wireless Licenses
Balance at March 31, 2015	$100,298,444
Acquisitions	1,141,986
Exchanges	(1,358,000)
Balance at September 30, 2015	$100,082,430

5.      Accounts Payable - officers

Accounts payable-officers represents unreimbursed expenses including travel, lodging, and meal expenses incurred by the Company’s officers. At September 30, 2015 and March 31, 2015, the accounts payable to officers amounted to $42,285 and $40,668, respectively.

6.      Income Taxes

The Company had federal and state net operating loss carryforwards of approximately $28.7 million at March 31, 2015, which expire in varying amounts from 2021 through 2035.

The Company has deferred tax assets of approximately $14.7 million relating to these net operating loss carryforwards and stock compensation plans at March 31, 2015. Federal net operating loss carryforwards are subject to limitations as a result of a change in ownership. State net operating loss carryforwards are subject to limitations which differ from federal law in that they may not allow the carryback of net operating losses, and have shorter carryforward periods. Due to the uncertainty with respect to the realization of these deferred tax assets, the Company recorded a valuation allowance for the entire amount. The difference between the tax benefit at the statutory rate and the effective tax rate is primarily attributable to a full valuation allowance placed upon the deferred tax asset.

The Company recognizes the effect of tax positions only when they are more likely than not to be sustained.  The Company’s management has determined that it had no uncertain tax positions that would require financial statement recognition or disclosure.  The Company is no longer subject to U.S. federal, state or local income tax examinations for periods prior to 2012.

7.      Stock Purchases Rights, Stock Options and Warrants

The Company established the pdvWireless, Inc. 2014 Stock Plan (the “2014 Stock Plan”) to attract, retain and reward individuals who contribute to the growth of the Company. This 2014 Stock Plan superseded previous stock plans although under such previous plans, 54,479 stock options were vested and outstanding as of September 30, 2015.

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

From April 1, 2015 through September 30, 2015, the Company awarded certain employees of the Company 170,250 options to purchase shares of common stock with a weighted average exercise price of $38.42 per share. The shares have a ten year contractual life and 25% will vest on the first anniversary of grant, and the remainder will vest in three equal annual installments. Shares granted to employees are subject to vesting, future settlement conditions and other such terms as determined by the Board of Directors.

Restricted Stock Units

During the six months ended September 30, 2015, the Company did not award any restricted stock units.  As of September 30, 2015, there were 83,804 restricted stock units outstanding, all of which were vested. These restricted stock units were issued under the pdvWireless, Inc. 2010 Stock Plan and the 2014 Stock Plan.  The Company recognizes compensation expense for restricted stock units over the explicit vesting period. Vested restricted stock units are settled and issuable upon the earlier of the date the employee ceases to be an employee of the Company or a date certain in the future. There was no stock compensation expense related to the restricted stock units in the three and six months ended September 30, 2015.

Stock Options

A summary of Stock Option activity for the six months ended September 30, 2015 is as follows:

		Weighted
		Average
	Options	Exercise Price
Options outstanding at March 31, 2015	1,425,451	$20.73
Granted	170,250	38.42
Expirations	(15)	72.85
Exercised	(3,019)	13.25
Options outstanding at September 30, 2015	1,592,667	$22.75

Additional information regarding Stock Options outstanding at September 30, 2015 is as follows:

							Weighted
				Weighted			Average
				Average	Weighted		Exercise Price
Exercise			Number	Remaining	Average	Options	of Shares
Prices			Outstanding	Life in Years	Exercise Price	Exercisable	Exercisable
$13.25	-	$20.00	1,171,030	8.55	$19.74	333,569	$19.10
25.00	-	46.23	324,000	9.46	25.91	100,000	25.00
47.10	-	72.85	97,637	8.96	48.36	7,387	52.98
			1,592,667	8.76	$22.75	440,956	$21.01

The Black-Scholes option model requires weighted average assumptions to be used for calculation of the Company’s stock compensation expense. The assumptions used during the three and six months ended September 30, 2015 were: the expected life of the awards was 5 years, the risk-free interest rate ranged from 1.50% to 1.69%, the expected volatility was 40.0%, and the expected dividend yield was 0.0%. There was a 2% forfeiture rate used for the calculation.

Stock compensation expense was $1,105,976 and $2,455,611 for the three and six months ended September 30, 2015, respectively.  For the three and six months ended September 30, 2014, stock compensation expense was $1,180,824 and $3,276,600.  Included in the six months ended September 30, 2014, the Company recognized $1,676,080 related to restricted stock units issued. Stock compensation expense is included as part of general and administrative expense in the accompanying consolidated statements of operations.

The weighted average fair value for each stock option award granted during the six months ended September 30, 2015, was $14.27 per share.  As of September 30, 2015, there was approximately $6.6 million of unrecognized compensation cost related to non-vested share options granted under the Company’s stock option plans. The cost is expected to be recognized over a weighted-average period of 3.0 years. The intrinsic value of the options outstanding and exercisable at September 30, 2015 was approximately $13.3 million and $4.0 million, respectively.

Warrants

A summary of Warrant activity is as follows:

		Weighted
		Average
	Warrants	Exercise Price
Warrants outstanding at March 31, 2015	6,039	$82.79
Expired	—	—
Warrants outstanding at September 30, 2015	6,039	$82.79

Additional information regarding Warrants outstanding at September 30, 2015 is as follows:

		Weighted	Weighted
		Average	Average
Exercise	Number	Remaining	Exercise
Price	Outstanding	Life in Years	Price
$82.79	6,039	0.67	$82.79

The outstanding warrants are immediately exercisable into 6,039 shares of common stock at September 30, 2015 and expire in June 2016.

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

8.      Supplemental Disclosure of Cash Flow Information

The Company paid in cash $800 in taxes and did not make any payments for interest during the six months ended September 30, 2015.

During the six months ended September 30, 2015, the Company exchanged wireless licenses valued at $1,358,000 with a third party (see Note 4).

During the six months ended September 30, 2014, the Company entered into the following non-cash investing and financing activities:

•

Pursuant to the terms of an asset purchase agreement between the Company and Sprint Corporation (“Sprint”), the Company issued 500,000 shares of its common stock, valued at $10.0 million, as part of the consideration it paid to purchase certain 900 MHz spectrum licenses and related assets from Sprint in September 2014.

•	The Company repaid its outstanding working capital line of $1,300,000 in exchange for 65,000 shares of common stock.

•	The Company converted $1,016,956 in principal and $537,924 of accrued interest for certain outstanding Redeemable Notes into 77,733 shares of common stock.

9.      Commitments and Contingencies

Leasing Obligations

The Company is obligated under certain lease agreements for office space. These leases expire on January 7, 2019, June 30, 2019,  and May 31, 2020, respectively. Rent expense amounted to $125,950 and $222,352 in the three and six months ended September 30, 2015, of which $36,837 and $60,346 was classified in cost of revenue for the three and six months ended September 30, 2015, respectively.  The remainder of the rent expense, $89,562 and $162,006, was classified as operating expense for the same periods.  For the three and six months ended September 30, 2014, total rent expense of $32,333 and $61,927 was classified in operating expenses.

The Company entered into multiple lease agreements for tower space related to its new DispatchPlus business and deployment of the related dedicated, wide-area, two-way dispatch radio network. The lease expiration dates range from February 28, 2020 to September 30, 2025.

The straight-line method is used to recognize minimum rent expense under leases which provide for varying rents over their term. The effect of applying the straight-line basis resulted in an increase in rental expense of approximately $45,000 and $104,000 in the three and six months ended September 30, 2015, respectively.  The impact to the three and six months ended September 30, 2014 was a decrease in rental expense of approximately $4,300 and $8,500. At September 30, 2015, accumulated deferred rent payable amounted to approximately $203,000 and is included as part of accounts payable and accrued expenses in the accompanying September 30, 2015 consolidated balance sheet.

Aggregate rentals, under non-cancelable leases for office and tower space (exclusive of real estate taxes, utilities, maintenance and other costs borne by the Company) for the remaining terms of the leases are as follows:

Period Ending March 31,
2016 (6 months)	$341,843
2017	669,410
2018	701,954
2019	1,165,387
2020	1,181,512
After 2020	4,070,650
Total	$8,130,756

Litigation

The Company is not involved in any material legal proceedings or other litigation matters at this time. However, from time to time, the Company may be involved in litigation that arises from the ordinary operations of the business, such as contractual or employment disputes or other general actions. In the event of an adverse outcome of these proceedings, the Company believes the resulting liabilities would not have a material adverse effect on its financial condition or results of operations.

10.      Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable.

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

11.      Business Concentrations

For the three and six months ended September 30, 2015, the Company had two carriers that accounted for approximately 43% and 22% of service revenue, respectively. The two carriers accounted for approximately 52% and 26% of service revenue for three and six months ended September 30, 2014.

As of September 30, 2015 and March 31, 2015, the Company had two carriers that accounted for approximately 67% and 20%  and 69% and 22%, respectively, of accounts receivable.

12.    Subsequent Event

In October 2015, the Company entered into a purchase agreement with a third party to acquire wireless licenses.  The consideration for this acquisition will be $1,500,000, of which $200,000 will be paid in cash and a $1,300,000 promissory note.  The term of the promissory note will be through March 15, 2018.  The interest rate will be based on the Short Term Applicable Federal Rate.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of the financial condition and results of operations of pdvWireless, Inc. (“pdv,” the “Company”, “we”, “us”, or “our”) should be read in conjunction with our financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2015, filed with the SEC on June 10, 2015.  In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those identified in “Item 1A—Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K.  As a result, investors are urged not to place undue reliance on any forward-looking statements.  Except to the limited extent required by applicable law, the Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

Overview

We are a private carrier wireless communications provider of mobile workforce communications and location based solutions that increase the productivity of our customers’ field-based workers and the efficiency of their dispatch and call center operations. We are deploying and operating private push-to-talk (“PTT”) networks in major markets throughout the United States.  We were originally incorporated in California in 1997, and reincorporated in Delaware in 2014.  We maintain offices in Woodland Park, New Jersey, Reston, Virginia and San Diego, California.

We are focused on deploying and operating dedicated, wide-area, two-way radio networks that offer PTT services to primarily dispatch-centric, small and medium-sized businesses.  In June 2015, we commercially launched our PTT service in our first market located in the greater, Houston, Texas metropolitan area.  We currently have sites in service in six additional metropolitan market areas, Dallas, Atlanta, Philadelphia, Chicago, the greater New York area, and Washington/Baltimore.

For our targeted set of customers, we offer our DispatchPlus communications solution. DispatchPlus combines Motorola’s state-of-the-art digital technology architecture with pdvConnect, our suite of mobile communications and workforce management applications.  Built with the commercial dispatch user in mind, Motorola’s digital technology architecture allows us to provide highly reliable, instant and wide-area PTT communication solutions. Also developed for dispatch-centric businesses, pdvConnect is an easy to use and efficient workforce management solution that enables businesses to locate and communicate with field workers and improve documentation of work events and job status.

We expect that our DispatchPlus business will become our principal near term operating business.  However, because we only launched our first market in June 2015, we have not yet generated significant revenues from our DispatchPlus business.  We primarily market our DispatchPlus communication solutions indirectly through Motorola’s dealer network.  We enter into contracts directly with the end users of our DispatchPlus communication solutions, including those introduced to us through our indirect dealers.

Concurrently with launching our DispatchPlus business, we are pursuing initiatives to increase the efficiency and capacity of the spectrum licenses we hold, including filling (together with the Enterprise Wireless Alliance) a Joint Petition for Rulemaking with the FCC proposing a realignment of a portion of the 900MHz spectrum from narrowband to broadband.  If successful, we believe these initiatives could substantially enhance the capacity and capabilities of our spectrum.

Historically, we have been engaged in the development and sale of wireless communications applications, marketed primarily under the name pdvConnect.  We primarily offer these applications indirectly to the end users of two Tier 1 wireless communications carriers in the United States and, until July 2015, one international wireless communications carrier under licensing agreements between us and these carriers.  We also offer these applications directly to end users.

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

Summary of Significant Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with US GAAP, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, our actual results could differ from those estimates. Further, to the extent that there are differences between our estimates and our actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical performance, as these policies relate to the more significant areas involving our judgments and estimates.

Revenue Recognition. Historically, we have derived our revenue from the sale of our pdvConnect workforce management solution to end-users. We market pdvConnect through our direct sales force and indirectly through two Tier I carriers in the United States and, until July 2015, through one international carrier. We have entered into standard reseller, co-marketing or licensing agreements with our carrier partners. We recognize the service revenue we derive from sales through our domestic carrier partners on a gross basis rather than on a net basis. For our international carrier partner, we recognized revenue on a net basis. We also sell certain applications directly to end-users through our direct sales force, which are billed and collected directly by us.

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

We expect that our DispatchPlus business will become our principal near term operating business.  However, because we only launched our first market in June 2015, we have not yet generated significant revenues from our DispatchPlus business.  We primarily market our DispatchPlus communication solutions indirectly through Motorola’s dealer network.  We enter into contract directly with the end users of our DispatchPlus communication solutions, include those introduced to us through our indirect dealers.

We evaluate certain transactions for the DispatchPlus service offering to determine whether they should be viewed as a Multiple Element Arrangement, provided in ASC Topic 605-25. Multiple deliverable arrangements are presumed to be bundled transactions, and the total consideration is measured and allocated to the separate transactions based on their relative selling price with certain limitations.  We have determined that the rental of user devices in connection with service contracts for our DispatchPlus service are multiple deliverable arrangements.

Cost of revenue. Our cost of revenue relating to the sales of our pdvConnect software applications through our wireless carrier partners includes the portion of service revenue retained by our domestic carrier partners pursuant to our agreements with these parties, which may include network services, connectivity, SMS service and special equipment expenses, sales, marketing, billing and other ancillary services. With respect to our recently launched DispatchPlus service offering, we include in our cost of revenue the cost of operating our dispatch networks,  our cloud-based solutions and to a lesser degree, the costs associated with the sales of the relevant user devices.

Sales and support expenses. We currently maintain a small sales force and have established a standard sales commission program. This sales commission program provides a percentage-based commission for each sale of our pdvConnect and DispatchPlus solutions.

Indirect Sales Commissions. For our DispatchPlus business going forward, cash consideration given to an indirect sales representative will be recorded as a selling expenses when we receive an identifiable benefit exchange for the consideration and the fair value of such benefit can be reasonably estimated.  If we do not receive an identifiable benefit for the consideration, we will record it as a reduction of revenue.  We will compensate our indirect sales representatives with an upfront commission and residual fees based on an end-user customer’s continued use and payment for our network solutions. When a commission is earned solely due to the selling activity relating to our DispatchPlus network solution, the cost is recorded as a selling expense. Estimated incentives payable to the indirect sales representatives will be regularly reviewed and recorded as accrued expenses on a monthly basis.

Product development expenses. We charge all product development costs to expense as incurred. Types of costs incurred in product development expenses include employee compensation, consulting, travel, facility costs along with equipment and technology costs.

Stock compensation. We account for stock options in accordance with US GAAP, which requires the measurement and recognition of compensation expense, based on the estimated fair value of awards granted to employees and directors, which requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in our statements of operations over the requisite service periods.  In the event the participant’s employment by or engagement with (as a director or otherwise) us is terminated by us before exercise of the options granted hereunder, the stock option granted to the participant shall immediately expire and all rights to purchase shares thereunder shall immediately cease and expire and be of no further force or effect, other than applicable exercise rights for vested option shares that may extend past the termination date as provided for the participant’s applicable option award agreement. Additionally, the Compensation Committee adopted an Executive Severance Plan (the “Severance Plan”) in February 2015, and we subsequently entered into Severance Plan Participation Agreements with our executive officers and certain key employees.  In addition to providing participants with severance payments, the Severance Plan provides for accelerated vesting and extends the exercise period for outstanding equity awards if we terminate a participant’s service for reasons other than cause, death or disability or the participant terminates his or her service for good reason, whether before or after a change of control (each of such terms as defined in the Severance Plan).

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

Allowance for doubtful accounts. An allowance for uncollectible receivables is estimated based on a combination of write-off history, aging analysis and any specific known troubled accounts. We review our allowance for uncollectible receivables on a quarterly basis. Past due balances meeting specific criteria are reviewed individually for collectability. At September 30, 2015 and March 31, 2015, management provided an allowance of $300 and $7,977, respectively, for certain slow paying accounts.

Property and equipment. Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

Intangible Assets.  Intangible assets are wireless licenses that will be used to provide the exclusive right to utilize designated radio frequency spectrum to provide wireless communication services. While licenses are issued for only a fixed time, generally ten years, such licenses are subject to renewal by the FCC. License renewals have occurred routinely and at nominal cost. There are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of our wireless licenses. As a result, the wireless licenses are treated as an indefinite-lived intangible asset and we will evaluate the useful life determination for wireless licenses each year to determine whether events and circumstances continue to support an indefinite useful life.

The licenses are tested for impairment on an aggregate basis, as we will be utilizing the wireless licenses on an integrated basis as part of developing our nationwide network.  We perform the test of the fair values of the wireless licenses annually using a discounted cash flow approach.

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

Results of Operations

Comparison of the three and six months ended September 30, 2015 and 2014

The following table sets forth our results of operations for the three and six months ended September 30, 2015 and 2014. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three months ended		Six months ended
	September 30,		September 30,
	2015	2014	2015	2014
Operating Revenues
Service revenue	$622,069	$659,132	$1,270,731	$1,490,270
Spectrum lease revenue	182,186	30,365	364,372	30,365
Other revenue	7,203	—	17,215	—
Total operating revenues	811,458	689,497	$1,652,318	$1,520,635
Cost of Revenue
Sales and service	490,585	223,714	865,759	507,644
Gross Profit	320,873	465,783	786,559	1,012,991
Operating Expenses
General and administrative	4,588,842	2,499,697	8,311,247	4,922,888
Sales and support	885,007	397,759	1,696,682	689,363
Product development	336,200	210,059	641,097	436,754
Total operating expenses	5,810,049	3,107,515	10,649,026	6,049,005
Loss from operations	(5,489,176)	(2,641,732)	(9,862,467)	(5,036,014)
Interest expense - affiliated entities	—	(377,456)	—	(570,737)
Interest income	29,293	—	51,513	—
Other income	1,250	—	1,250	—
Net loss	$(5,458,633)	$(3,019,188)	$(9,809,704)	$(5,606,751)
Net loss per common share basic and diluted	$(0.38)	$(0.25)	$(0.70)	$(0.76)
Weighted-average common shares used to compute basic and diluted net loss per share	14,379,082	11,986,267	13,938,243	7,409,725

Operating revenues. Service revenue decreased $0.04 million, or 5.6%, to $0.62 million for the three months ended September 30, 2015 from $0.66 million for the three months ended September 30, 2014.  Service revenue decreased $0.22 million, or 14.7% for the six months ended September 30, 2015 to $1.27 million from $1.49 million for the six months ended September 30, 2014.  The decreases in the three and six month periods can be attributed to higher customer churn in our pdvConnect business.  The decline in our operating revenues was offset by the revenue derived from the spectrum lease to Motorola that began on September 15, 2014.

Cost of revenue. Cost of revenue for the three months ended September 30, 2015 increased by approximately $0.27 million, or 119.3%, to $0.49 million from $0.22 million for three months ended September 30, 2014. The increase in cost of revenue was primarily driven by increased headcount to support the commercial deployment of our DispatchPlus business and costs to maintain the launched network sites, of approximately $0.24 million. Cost of revenue for the six months ended September 30, 2015 increased $0.36 million, or 70.5%, to $0.87 million from $0.51 million for the six month period ended September 30, 2014.  The majority of the increase, $0.39 million, was primarily driven by the launch and support of our DispatchPlus business.

Gross profit. Gross profit decreased by $0.14 million, or 31.1%, to $0.32 million from $0.46 million for the three months ended September 30, 2014.  For the six months ended September 30, 2015, gross profit decreased by $0.22 million, or 22.4%, to $0.79 million from $1.01 million for the six month period ended September 30, 2014.  The primary driver of the decline of our gross profit for both the three and six month periods resulted from the support costs for the new DispatchPlus business which we first began incurring in September 2014.  Also, contributing to the decline was our lower gross profit from sales of our applications through our international carrier partner.  The contract with our international carrier partner terminated in July 2015.

General and administrative expenses. General and administrative expenses for the three months ended September 30, 2015 increased by $2.09 million, or 83.6%, to $4.59 million from $2.50 million for three months ended September 30, 2014.  For the six month period ended September 30, 2015, general and administrative expenses increased by $3.39 million, or 68.8%, to $8.31 million from $4.92 million for the six month period ended September 30, 2014.  The increase in general and administrative expenses for the three and six month periods is primarily due to our increase in headcount and related costs in order to support our new DispatchPlus business initiatives, approximately $0.90 million and $2.10 million, respectively.  We also had an increase in professional fees of approximately $0.50 million for both the three months and six month periods.  In addition, we had increased costs related to being a public company of $0.23 million for the three months ended September 30, 2015 and $0.56 million for the six month period. These increases in the six months ended September 30, 2015 were partially offset by $0.82 million of lower stock compensation expense.

Sales and support expenses. Sales and support expenses increased by $0.49 million, or 122.5%, to $0.89 million for three months ended September 30, 2015 from $0.40 million for the three months ended September 30, 2014.  For the six month period ended September 30, 2015, sales and support expenses increased by $1.01 million, or 146.1%, to $1.70 million from $0.69 million for the six months ended September 30, 2014. The increase in expenses is due primarily to an increase in staff and headcount related costs along with the sales and marketing initiatives to support our new DispatchPlus business.

Product development expenses. Product development expenses increased by $0.13 million, or 60.1%, to $0.34 million for the three months ended September 30, 2015 from $0.21 million for the three months ended September 30, 2014.  For the six months ended September 30, 2015, product development expenses increased by $0.20 million, or 46.8%, to $0.64 million from $0.44 million for the six month period ended September 30, 2014.  This increase for both periods was due primarily to an increase in headcount and the related costs.

Interest expense – affiliated entities. Interest expense incurred for the three and six months ended September 30, 2014, of $0.38 million and $0.57 million, respectively, was a result of the settlement of our outstanding debt obligations in September 2014.

Liquidity and Capital Resources

At September 30, 2015, we had cash and cash equivalents of $169.28 million.

Our accounts receivable are heavily concentrated in two of our carrier partners. As of September 30, 2015, our accounts receivable balance was approximately $400,000 of which approximately $266,000 was due from one third-party carrier and approximately $80,000 was due from another third-party carrier, or approximately 67% and 20%, respectively.

Net cash (used) provided by operating activities. Net cash used in operating activities was ($10.1) million for the six months ended September 30, 2015 as compared to net cash provided by operating activities of $4.74 million for the six months ended September 30, 2014. Net cash used in operating activities in 2015 resulted from the net loss of approximately $9.81 million and a decrease in accounts payable and accrued expenses of $2.58 million, partially offset by non-cash compensation expense of $2.46 million.

Net cash used by investing activities. Net cash used in investing activities was approximately $5.36 million for the six months ended September 30, 2015 as compared to $90.34 million used for the six months ended September 30, 2014. The net cash used in the six months ended September 30, 2015 resulted from the continuing equipment and construction costs related to the buildout of our network for our new DispatchPlus business of $4.21 million, along with the purchase of wireless licenses of $1.14 million. The majority of net cash provided used from investing activities used during the six months ended September 30, 2014 resulted from a $90.3 million payment to Sprint for the Spectrum Assets.

Net cash from financing activities. Net cash from financing activities was $64.83 million for the six months ended September 30, 2015 and resulted primarily from the net proceeds from our follow-on public offering in May 2015.  For the six months ended September 30, 2014, the net cash from financing activities of approximately $211 million resulted from $202 million of the proceeds of the June 2014 private placement financing and $10.0 million from Motorola for an investment in us partially offset by our repayment of $1.1 million of our outstanding indebtedness in September 2014.

We intend to deploy our dedicated DispatchPlus networks in 20 major metropolitan areas throughout the United States. We launched our DispatchPlus business in our first market, in the greater Houston, Texas metropolitan area in June 2015, and had sites in services in three additional metropolitan market areas, Dallas, Atlanta and Philadelphia. We estimate that the total capital cost, including those amounts spent thus far, to deploy our network in these 20 major metropolitan areas will range from $30 million to $40 million, which amount includes the cost of equipment, design and buildout of our networks plus the costs of hiring additional employees to support the rollout.

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

We cannot predict with certainty when, if ever, we will require additional capital to further fund our current business plan. Presently, we intend to cover our future operating expenses through, cash on hand and from revenue derived primarily from our planned sales of our DispatchPlus network services and product offerings. With the recent commercial launch of markets (as noted above), revenues from our DispatchPlus business have just begun to be realized, although we have recognized insignificant amounts through the first half of our 2016 fiscal year. Nevertheless, we may experience greater than expected cash usage to support our operating activities and business plan and/or our revenues may be lower than or take more time to develop than we anticipate. See “Item 1A-Risk Factors” of  our Annual Report on Form 10-K for the year ended March 31, 2015 filed with the SEC on June 10, 2015, for risks and uncertainties that could cause our operating costs to be more than we currently anticipate and/or our revenue and operating results to be lower than we currently anticipate. As a result, we cannot provide assurance that we will not require additional funding in the future. In addition, we intend to acquire businesses, technologies or spectrum or license technologies from third parties for our spectrum initiatives.  We may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions or license these technologies or spectrum. However, we cannot be sure that additional financing will be available if and when needed, or that, if available, we can obtain financing on terms favorable to us and our stockholders. Any failure to obtain financing when required would have a material adverse effect on our business, operating results, financial condition and liquidity.

Warranties. Our agreements with our customers generally include certain provisions for indemnifying them against liabilities if our services infringe a third party’s intellectual property rights or for other specified reasons.

Off-balance sheet arrangements

As of September 30 and March 31, 2015, we did not have and do not have any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On May 18, 2015, we completed a public offering of our common stock in which we raised net proceeds of approximately $64.8 million.  We registered the shares of common stock issued in the offering on a Registration Statement on Form S-1 (File No. 333-203681), which the SEC declared effective on May 12, 2015.  Through September 30, 2015, we have used approximately $2.2 million of the net proceeds from this offering.  We did not complete any transaction in which we paid any of these proceeds, directly or indirectly, to our directors or officers, to any person owning 10% or more of any class of our equity securities, to any associate of any of the foregoing, or to any of our affiliates.  There has been no material change in the expected uses of the net proceeds from the offering as described in our Registration Statement.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

pdvWIRELESS, INC.

Date:	November 10, 2015	/s/ John Pescatore
John Pescatore
President and Chief Executive Officer (Principal Executive Officer)

/s/ Timothy Gray
Timothy Gray
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of pdvWireless, Inc. (the “Company”)

3.2(2)	Certificate of Amendment No. 1 to Amended and Restated Certificate of Incorporation of the Company

3.3(1)	Amended and Restated Bylaws of the Company

4.1(1)	Form of Common Stock Certificate of the Company

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

____________

(1)Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-201156), filed with the SEC on December 19, 2014.

(2)Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36827), filed with the SEC on November 5, 2015.

*The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.