Form 10-Q
period 2015-12-31
pdvWireless, Inc.
filed 2016-02-16
CIK 1304492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________

FORM 10-Q

____________________________________

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

At February 2, 2016,  14,291,662 shares of the registrant’s common stock were outstanding.

pdvWireless, Inc.

FORM 10-Q

For the quarterly period ended December  31, 2015

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

PART I. FINANCIAL INFORMATION

Item 1:  Consolidated Financial Statements

pdvWireless, Inc.

Consolidated Balance Sheets

	December 31,	March 31,
	2015	2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$160,676,036	$119,873,668
Accounts receivable, net	499,002	395,172
Prepaid expenses and other current assets	271,052	629,790
Total current assets	161,446,090	120,898,630
Property and equipment	14,045,721	6,384,602
Intangible assets	101,577,167	100,298,444
Capitalized patent costs, net	224,725	220,783
Other assets	1,603,698	25,630
Total assets	$278,897,401	$227,828,089
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$3,434,999	$6,467,285
Accounts payable - officers	19,463	40,668
Current portion of note payable	297,203	—
Deferred revenue	746,517	737,664
Total current liabilities	4,498,182	7,245,617
Deferred revenue	5,829,960	6,376,518
Long term portion of note payable	991,810	—
Total liabilities	11,319,952	13,622,135
Commitments and Contingencies
Stockholders' equity
Preferred Stock, $0.0001 per share, 10,000,000 shares authorized and no shares outstanding at December 31, 2015 and March 31, 2015	—	—
Common Stock, $0.0001 par value per share, 100,000,000 shares authorized and 14,375,466 shares issued and outstanding at December 31, 2015 and 12,530,493 shares issued and outstanding at March 31, 2015	1,438	1,253
Additional paid-in capital	324,286,711	255,861,880
Accumulated deficit	(56,710,700)	(41,657,179)
Total stockholders' equity	267,577,449	214,205,954
Total liabilities and stockholders' equity	$278,897,401	$227,828,089

See accompanying notes to consolidated financial statements

pdvWireless, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
	2015	2014	2015	2014
Operating revenues
Service revenue	$652,918	$653,437	$1,923,599	$2,143,707
Spectrum lease revenue	182,186	182,186	546,559	212,551
Other revenue	105,288	—	122,552	—
Total operating revenues	940,392	835,623	2,592,710	2,356,258
Cost of revenue
Sales and service	906,291	283,043	1,772,050	790,687
Gross profit	34,101	552,580	820,660	1,565,571
Operating expenses
General and administrative	3,843,378	3,362,302	12,154,625	8,285,190
Sales and support	1,118,630	478,246	2,815,312	1,167,609
Product development	341,129	242,823	982,226	679,577
Total operating expenses	5,303,137	4,083,371	15,952,163	10,132,376
Loss from operations	(5,269,036)	(3,530,791)	(15,131,503)	(8,566,805)
Interest expense	(932)	—	(932)	(570,737)
Interest income	26,151	4,927	77,664	4,927
Other income	—	—	1,250	—
Net loss	$(5,243,817)	$(3,525,864)	$(15,053,521)	$(9,132,615)
Net loss per common share basic and diluted	$(0.36)	$(0.28)	$(1.07)	$(1.00)
Weighted-average common shares used to compute basic and diluted net loss per share	14,375,441	12,473,024	14,084,506	9,103,629

See accompanying notes to consolidated financial statements

pdvWireless, Inc.

Consolidated Statement of Stockholders’ Equity

(Unaudited)

For the nine months ended December 31, 2015

	Number of Shares
	Preferred		Preferred
	Stock	Common	Stock	Common	Additional	Accumulated
	Series AA	Stock	Series AA	Stock	Paid-in Capital	Deficit	Total
Balance at March 31, 2015	—	12,530,493	$—	$1,253	$255,861,880	$(41,657,179)	$214,205,954
Issuance of stock, net of closing costs	—	1,725,000	—	173	64,792,047	—	64,792,220
Equity based compensation*	—	116,667	—	12	3,587,718	—	3,587,730
Stock option exercises	—	3,306	—	—	45,066	—	45,066
Net loss	—	—	—	—	—	(15,053,521)	(15,053,521)
Balance at December 31, 2015	—	14,375,466	$—	$1,438	$324,286,711	$(56,710,700)	$267,577,449

*includes restricted shares issued.

See accompanying notes to consolidated financial statements

pdvWireless, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,053,521)	$(9,132,615)
Adjustments to reconcile net loss to net cash (used) provided by operating activities
Depreciation and amortization	286,898	54,526
Non-cash compensation expense attributable to stock awards	3,587,730	4,680,802
Changes in operating assets and liabilities
Accounts receivable	(103,830)	(55,475)
Prepaid expenses and other assets	138,670	(651,176)
Accounts payable and accrued expenses	(3,032,286)	2,416,458
Accounts payable - officers	(21,205)	(100,455)
Accrued interest expense	—	(332,323)
Deferred compensation	—	(361,610)
Deferred revenue	(537,705)	7,285,457
Net cash (used) provided by operating activities	(14,735,249)	3,803,589
CASH FLOWS FROM INVESTING ACTIVITIES
Payment of deposit	—	(13,500,000)
Purchases of intangible assets	(1,347,710)	(76,798,444)
Purchases of equipment	(7,940,112)	(1,646,611)
Payments for patent costs	(11,847)	(8,709)
Net cash used by investing activities	(9,299,669)	(91,953,764)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from Rule 144A Offering	—	201,922,458
Net proceeds from follow-on offering	64,792,220	—
Proceeds from stock option exercise	45,066	—
Payment of notes payable, net	—	(1,088,851)
Proceeds from Motorola investment	—	10,000,000
Net cash provided from financing activities	64,837,286	210,833,607
Net change in cash and cash equivalents	40,802,368	122,683,432
CASH AND CASH EQUIVALENTS
Beginning of the period	119,873,668	45,679
End of the period	$160,676,036	$122,729,111

See accompanying notes to consolidated financial statements

pdvWireless, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.      Nature of Operations

pdvWireless, Inc. (formerly known as Pacific DataVision, Inc.,  the “Company”) is a private wireless communications carrier and provider of mobile workforce communications and location based solutions that increase the productivity of its customers’ field-based workers and the efficiency of their dispatch and call center operations.  The Company is deploying and operating private push-to-talk (“PTT”) networks in major markets throughout the United States, while at the same time pursuing a Federal Communications Commission (the “FCC”) regulatory process aimed at repurposing its spectrum to be able to deploy broadband technologies.  The Company was originally incorporated in California in 1997, and reincorporated in Delaware in 2014.  The Company maintains offices in Woodland Park, New Jersey, Reston, Virginia and San Diego, California.

The Company’s initial focus is on deploying and operating dedicated, wide-area, two-way radio networks  that offer PTT services to primarily dispatch-centric, small and medium-sized businesses.  In June 2015, the Company commercially launched its PTT service in its first market located in the greater Houston, Texas metropolitan area.  The Company currently has two additional markets fully launched, Dallas and Atlanta, and four more markets with sites in service (with additional market coverage sites to be launched), Philadelphia, Chicago, the greater New York area, and Washington/Baltimore.    The Company offers its DispatchPlus™ communications solution, which combines Motorola Solutions, Inc.’s and its subsidiaries’ (collectively, “Motorola”) state-of-the-art digital technology architecture with pdvConnect™, the Company’s suite of mobile communications and workforce management applications. Built with the commercial dispatch user in mind, Motorola’s digital technology architecture allows the Company to provide highly reliable, instant and wide-area PTT communication solutions. Also developed by the Company for dispatch-centric businesses, pdvConnect is an easy to use and efficient workforce management solution that enables businesses to locate and communicate with field workers and improve documentation of work events and job status.

The Company expects that its DispatchPlus business will become its principal near term operating business.  However, the Company has not yet generated significant revenues from its DispatchPlus business.   The Company primarily markets its DispatchPlus communication solutions indirectly through Motorola’s dealer network.  The Company enters into contracts directly with end users of its DispatchPlus communication solutions, including those introduced to it through its indirect dealer network.

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

2.      Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to estimated useful lives of depreciable assets, allowance for doubtful accounts, valuation allowance on the Company’s deferred tax assets, and recoverability of intangible assets. The Company is also required to make certain estimates with regard to the valuation of awards and forfeiture rates for its share-based award programs. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the applicable period, accordingly, actual results could differ from those estimates.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, including PDV Spectrum Holding Company, LLC formed in April 2014. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements as of December 31, 2015 and for the three and nine month periods ended December 31, 2015 and 2014 are unaudited. These unaudited financial statements have been prepared in accordance with US GAAP for interim financial information and are presented in accordance with the requirements of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements. Certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures included herein are adequate to make the information presented not misleading and all adjustments considered necessary for a fair presentation have been included.  In the opinion of management, the Company’s results for the three and nine months ended December 31, 2015 are not necessarily indicative of the results to be expected for the full year or any future financial period.

Reclassifications

Certain prior year amounts have been reclassified to conform to the presentation of the corresponding amounts in the financial statements for the three and nine months ended December 31, 2015. These reclassifications had no effect on previously reported results of operations, cash flows, assets, liabilities or equity for the years presented.

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less at the time of purchase are considered cash equivalents. Cash equivalents are stated at cost, which approximates the quoted market value and include amounts held in money market funds.

Allowance for Doubtful Accounts

An allowance for uncollectible receivables is estimated based on a combination of write-off history, aging analysis and any specific known troubled accounts. The Company reviews its allowance for uncollectible receivables on a quarterly basis. Past due balances meeting specific criteria are reviewed individually for collectability. At December 31, 2015 and March 31, 2015, management provided an allowance of $600 and $7,977, respectively, for certain slow paying accounts.

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

Intangible Assets

Intangible assets are wireless licenses that provide the Company with the exclusive right to utilize designated radio frequency spectrum to provide wireless communication services. While licenses are issued for only a fixed time, generally ten years, such licenses are subject to renewal by the FCC. License renewals have occurred routinely and at nominal cost in the past. There are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of the Company’s wireless licenses. As a result, the Company has determined that the wireless licenses should be treated as an indefinite-lived intangible asset.  The Company will evaluate the useful life determination for its wireless licenses each year to determine whether events and circumstances continue to support their treatment as an indefinite useful life asset.

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

In September 2014, Motorola paid the Company an upfront, fully-paid leasing fee of $7.5 million in order to lease a portion of the Company’s wireless spectrum licenses. The payment of the fee is accounted for as Deferred Revenue on the Company’s Consolidated Balance Sheets. The Company recognizes leasing revenue in accordance with ASC Topic 840, Leases. The fee is amortized using the straight-line method over the lease term of approximately ten years, which represents the time period in which the benefits of the leased property are expected to be depleted.

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

Cost of Revenue

The Company’s cost of revenue relating to sales of its software applications through its wireless carrier partners includes the portion of service revenue retained by its domestic carrier partners pursuant to its agreements with these parties, which may include network services, connectivity, SMS service, sales, marketing, billing and other ancillary services. With respect to its recently launched DispatchPlus service offering, the Company’s cost of revenue includes the costs of operating its dispatch network, and its cloud-based solutions and to a lesser degree, the costs associated with the sales of the relevant user devices.

Stock Compensation

The Company accounts for stock options in accordance with US GAAP, which requires the measurement and recognition of compensation expense, based on the estimated fair value of awards granted to employees and directors. The Company estimates the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s statements of operations over the requisite service periods.  In the event the participant’s employment by or engagement with (as a director or otherwise) the Company terminates before exercise of the options granted, the stock options granted to the participant shall immediately expire and all rights to purchase shares thereunder shall immediately cease and expire and be of no further force or effect, other than applicable exercise rights for vested shares that may extend past the termination date as provided for in the participant’s applicable option award agreement.  Additionally, the Compensation Committee adopted an Executive Severance Plan (the “Severance Plan”) in February 2015, and the Company subsequently entered into Severance Plan Participation Agreements with its executive officers and certain key employees.  In addition to providing participants with severance payments, the Severance Plan provides for accelerated vesting and extends the exercise period for outstanding equity awards if the Company terminates a participant’s service for reasons other than cause, death or disability or the participant terminates his or her service for good reason, whether before or after a change of control (each of such terms as defined in the Severance Plan).

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), ("ASU 2014-09") which supersedes current revenue recognition guidance, including most industry-specific guidance. ASU 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services, and also requires additional disclosures regarding the nature, amount, timing and uncertainty of revenue that is recognized. The guidance, as stated in ASU 2014-09, is effective for annual and interim periods beginning after December 15, 2016. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which defers the effective date by one year, with early adoption on the original effective date permitted. The Company is evaluating the impact the new guidance will have on its consolidated financial statements.

In August 2014, FASB issued ASU 2014-15, Presentation of Financial Statements.  This ASU requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in the U.S. auditing standards.  Specifically, the ASU (1) provides a definition of the term substantial doubt, (2) requires an evaluation every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plan, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued).  This standard is effective for the fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early application is permitted.  The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

In January 2015, FASB issued ASU 2015-01, Extraordinary and Unusual Items, eliminating the concept of extraordinary items. The issuance is part of the FASB’s initiative to reduce complexity in accounting standards. Under the current guidance, an entity is required to separately classify, present and disclose events and transactions that meet the criteria for extraordinary classification. Under the new guidance, reporting entities will no longer be required to consider whether an underlying event or transaction is extraordinary, however, presentation and disclosure guidance for items that are unusual in nature or occur infrequently was retained and expanded to include items that are both unusual in nature and infrequently occurring. The amendments are effective for the Company’s fiscal year beginning April 1, 2016, although early adoption is permitted if applied from the beginning of a fiscal year. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

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

In September 2015, FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date. The adjustments related to previous reporting periods since the acquisition date must be disclosed by income statement line item either on the face of the income statement or in the notes. The guidance is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2015, with early application permitted for financial statements that have not been issued. The amendments are to be applied prospectively to adjustments that occur after the effective date. The amendments will be effective for the Company for the fiscal year beginning April 1, 2016 and will be applied, as necessary, to future business combinations.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying Consolidated Financial Statements.

Net Loss Per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. For purposes of the diluted net loss per share calculation, preferred stock, convertible notes payable-affiliated entities, stock options and warrants are considered to be potentially dilutive securities. Because the Company has reported a net loss for the three and nine months ended December 31, 2015 and 2014, diluted net loss per common share is the same as basic net loss per common share for those periods.

Common stock equivalents resulting from potentially dilutive securities approximated 1,100,000 and 1,000,000 at December 31, 2015 and March 31, 2015, respectively, and have not been included in the diluted weighted average shares outstanding, as their effects are anti-dilutive.

Subsequent Events Evaluation by Management

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that these financial statements were issued.

3.      Property and equipment

Property and equipment consist of the following at December 31, 2015 and March 31, 2015:

	Estimated	December 31,	March 31,
	useful life	2015	2015
Network sites and equipment	5-10 years	$5,962,135	$—
Computer equipment	5-7 years	1,053,841	976,331
Furniture and fixture and other equipment	2-5 years	338,493	34,126
Leasehold improvements	Shorter of the lease term or 5 years	138,165	—
		7,492,634	1,010,457
Less accumulated depreciation		1,130,910	853,047
		6,361,724	157,410
Construction in process		7,683,997	6,227,192
Property and equipment, net		$14,045,721	$6,384,602

Depreciation expense for the three and nine months ended December 31, 2015 amounted to $155,635 and $278,993, respectively.  For the three and nine months ended December 31, 2014, depreciation expense was $15,000 and $22,000, respectively. For the three and nine months ended December 31, 2015, approximately $122,000 and $205,000 of such depreciation expense was classified as Cost of revenue while the remainder was classified in Operating expenses in the Company’s relevant Consolidated Statements of Operations.  Construction in process includes the expenditures related to the costs to establish the Company’s dedicated, wide-area, two-way radio dispatch network in certain metropolitan areas.

4.Intangible Assets

Wireless licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but instead are tested for impairment annually, or more frequently if an event indicates that the asset might be impaired. The Company believes that no impairment indicators existed as of December 31, 2015 that would require it to perform impairment testing.

During the nine months ended December 31, 2015, the Company entered into agreements with several third parties in multiple U.S. markets to acquire wireless licenses for cash consideration, as well as a promissory note (see Note 6), upon FCC approval.  Also during the period, the Company entered into an agreement with a third party to exchange wireless licenses.  The first exchange occurred in June 2015, when the Company transferred wireless licenses to the counterparty.  The second exchange  is anticipated to occur by the end of Fiscal 2016, when the Company will receive wireless licenses from the counterparty.  The second exchange is accounted for as an Other asset in the Company’s Consolidated Balance Sheets as of December 31, 2015.

Wireless Licenses
Balance at March 31, 2015	$100,298,444
Acquisitions	2,636,723
Exchanges	(1,358,000)
Balance at December 31, 2015	$101,577,167

5.      Accounts Payable - officers

Accounts payable-officers represents unreimbursed expenses including travel, lodging, and meal expenses incurred by the Company’s officers. At December 31, 2015 and March 31, 2015, the accounts payable to officers amounted to $19,463 and $40,668, respectively.

6.      Promissory Note

On October 23, 2015, the Company entered into a promissory note in the amount of $1,289,013 with a third party in exchange for wireless licenses.  The term of the note is through March 15, 2018 and bears a fixed rate of interest, of 0.55% per annum, which is based on the Short Term Applicable Federal Rate on the closing date.  As of December 31, 2015, the Company had outstanding borrowings of the full amount of the promissory note, of which $297,203 is in Current liabilities on the Company’s Consolidated Balance Sheets.

7.      Income Taxes

The Company had federal and state net operating loss carryforwards of approximately $28.7 million at March 31, 2015, which expire in varying amounts from 2021 through 2035.

The Company has deferred tax assets of approximately $14.7 million relating to these net operating loss carryforwards and stock compensation plans at March 31, 2015. Federal net operating loss carryforwards are subject to limitations as a result of a change in ownership. State net operating loss carryforwards are subject to limitations, which differ from federal law in that they may not allow the carryback of net operating losses, and have shorter carryforward periods. Due to the uncertainty with respect to the realization of these deferred tax assets, the Company recorded a valuation allowance for the entire amount. The difference between the tax benefit at the statutory rate and the effective tax rate is primarily attributable to a full valuation allowance placed upon the deferred tax asset.

The Company recognizes the effect of tax positions only when they are more likely than not to be sustained.  The Company’s management has determined that it had no uncertain tax positions that would require financial statement recognition or disclosure.  The Company is no longer subject to U.S. federal, state or local income tax examinations for periods prior to 2013.

8.      Stock Acquisition Rights, Stock Options and Warrants

The Company established the pdvWireless, Inc. 2014 Stock Plan (the “2014 Stock Plan”) to attract, retain and reward individuals who contribute to the growth of the Company. This 2014 Stock Plan superseded previously established stock plans although under such previous plans, 52,567 stock options were vested and outstanding as of December 31, 2015.

As of December 31, 2015, the Company’s Board of Directors had authorized and reserved 1,823,651 shares of common stock for issuance under its 2014 Stock Plan. The number of shares authorized and reserved for issuance under the 2014 Stock Plan increased on January 1, 2016 by 714,583 shares of common stock, for an aggregate of 2,538,234 shares authorized and reserved under the 2014 Stock Plan.  The shares authorized and reserved for issuance under the 2014 Stock Plan will continue to increase each subsequent anniversary through January 1, 2024 by an amount equal to the smaller of 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or a lesser amount determined by the Board of Directors.

From April 1, 2015 through December 31, 2015, the Company awarded certain employees of the Company 194,000 options to purchase shares of common stock with a weighted average exercise price of $37.16 per share. The shares have a ten year contractual life and 25% will vest on the first anniversary of grant, and the remainder will vest in three equal annual installments. Shares granted to employees are subject to vesting, future settlement conditions and other such terms as determined by the Board of Directors.

Restricted Stock

During the nine months ended December 31, 2015, the Company awarded 70,978 restricted stock awards and units at a weighted average grant price of $27.11.  As of December 31, 2015, there were 154,782 restricted stock awards and units outstanding, of which 83,804 restricted stock units were vested. These restricted stock units were issued under the Company’s 2010 Stock Plan and the 2014 Stock Plan and the restricted stock awards were issued under the 2014 Stock Plan.  The Company recognizes compensation expense for restricted stock over the explicit vesting period. Vested restricted stock units are settled and issuable upon the earlier of the date the employee ceases to be an employee of the Company or a date certain in the future. At December 31, 2015, there was $1.8 million of unvested compensation expense of the restricted stock, which is expected to be recognized over a weighted average period of 3.6 years.

Stock Options

A summary of Stock Option activity for the nine months ended December 31, 2015 is as follows:

		Weighted
		Average
	Options	Exercise Price
Options outstanding at March 31, 2015	1,425,951	$20.86
Granted	194,000	37.16
Expirations	(15)	72.85
Exercised	(3,306)	13.63
Options outstanding at December 31, 2015	1,616,630	$22.83

Additional information regarding Stock Options outstanding at December 31, 2015 is as follows:

							Weighted
				Weighted			Average
				Average	Weighted		Exercise Price
Exercise			Number	Remaining	Average	Options	of Shares
Prices			Outstanding	Life in Years	Exercise Price	Exercisable	Exercisable
$13.25	-	$20.00	1,171,243	8.31	$19.74	338,782	$19.12
25.00	-	46.23	347,750	9.26	26.07	100,000	25.00
47.10	-	72.85	97,637	8.71	48.36	7,387	52.98
			1,616,630	8.54	$22.83	446,169	$20.99

The Black-Scholes option model requires weighted average assumptions to be used for calculation of the Company’s stock compensation expense. The assumptions used during the three and nine months ended December 31, 2015 were: the expected life of the awards was 5 years, the risk-free interest rate ranged from 1.29% to 1.71%, the expected volatility was 40.0%, and the expected dividend yield was 0.0%. There was a 2% forfeiture rate used for the calculation.

Stock compensation expense was $1,132,119 and $3,587,730 for the three and nine months ended December 31, 2015, respectively, of which $72,160 related to restricted stock awards and units.  For the three and nine months ended December 31, 2014, stock compensation expense was $1,404,202 and $4,680,802.  Included in the nine months ended December 31,  2014, the Company recognized $1,676,080 related to restricted stock units issued. Stock compensation expense is included as part of General and administrative expense in the accompanying Consolidated Statements of Operations.

The weighted average fair value for each stock option award granted during the nine months ended December 31, 2015, was $13.80 per share.  As of December 31, 2015, there was approximately $5.8 million of unrecognized compensation cost related to non-vested share options granted under the Company’s stock option plans. The cost is expected to be recognized over a weighted-average period of 2.82 years. The intrinsic value of the options outstanding and exercisable at December 31, 2015 was approximately $9.8 million and $3.1 million, respectively.

Warrants

A summary of Warrant activity is as follows:

		Weighted
		Average
	Warrants	Exercise Price
Warrants outstanding at March 31, 2015	6,039	$82.79
Expired	—	—
Warrants outstanding at December 31, 2015	6,039	$82.79

Additional information regarding Warrants outstanding at December 31, 2015 is as follows:

		Weighted	Weighted
		Average	Average
Exercise	Number	Remaining	Exercise
Price	Outstanding	Life in Years	Price
$82.79	6,039	0.42	$82.79

The outstanding warrants are immediately exercisable into 6,039 shares of common stock at December 31, 2015 and expire in June 2016.

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

9.       Supplemental Disclosure of Cash Flow Information

The Company paid in cash $3,600 in taxes and did not make any payments for interest during the nine months ended December 31, 2015.

During the nine months ended December 31, 2015, the Company exchanged wireless licenses valued at $1,358,000 with a third party (see Note 4).  The Company purchased wireless licenses valued at $1,489,013 consisting of $200,000 in cash and $1,289,013 in the form of a promissory note (see Note 6).

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

•	The Company repaid its outstanding working capital line with an affiliate of $1,300,000 in exchange for 65,000 shares of common stock.

•	The Company converted $1,016,956 in principal and $537,924 of accrued interest for certain outstanding Redeemable Notes with an affiliate into 77,733 shares of common stock.

10.      Commitments and Contingencies

Leasing Obligations

The Company is obligated under certain lease agreements for office space. These leases expire on June 30, 2016,  January 7, 2019, June 30, 2019, and May 31, 2020, respectively. Rent expense amounted to $182,835 and $405,187 in the three and nine months ended December 31, 2015, of which $82,137 and $142,483 was classified in Cost of revenue in the Consolidated Statements of Operations for the three and nine months ended December 31, 2015, respectively.  The remainder of the rent expense, $100,698 and $262,704, was classified as Operating expense in the Consolidated Statements of Operations for the same periods, respectively.  For the three and nine months ended December 31, 2014, total rent expense of $21,790 and $83,087, respectively, was classified in Operating expenses in the Consolidated Statements of Operations.

The Company entered into multiple lease agreements for tower space related to its new DispatchPlus business and deployment of the related dedicated, wide-area, two-way dispatch radio network. The lease expiration dates range from February 28, 2020 to December 31, 2025.

The straight-line method is used to recognize minimum rent expense under leases that provide for varying rents over their term. The effect of applying the straight-line basis resulted in an increase in rental expense of approximately $42,000 and $190,000 in the three and nine months ended December 31, 2015, respectively.  The impact to the three and nine months ended December 31, 2014 was a decrease in rental expense of approximately $9,600 and $18,200, respectively. At December 31, 2015, Accumulated deferred rent payable amounted to approximately $321,000 and is included as part of Accounts payable and accrued expenses in the accompanying December 31, 2015  Consolidated Balance Sheets.

Aggregate rentals, under non-cancelable leases for office and tower space (exclusive of real estate taxes, utilities, maintenance and other costs borne by the Company) for the remaining terms of the leases are as follows:

Period Ending March 31,
2016 (3 months)	$305,311
2017	913,049
2018	962,935
2019	1,376,470
2020	1,458,403
After 2020	4,698,195
Total	$9,714,363

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

12.      Business Concentrations

For the three months ended December 31, 2015, the Company had two carriers that accounted for approximately 35% and 18% of Operating revenue, respectively. The two carriers accounted for approximately 40% and 21% for the nine months ended December 31, 2015.  The two carriers accounted for approximately 53% and 28% of Operating revenue for the three and nine months ended December 31, 2014.

As of December 31, 2015 and March 31, 2015, the Company had two carriers that accounted for approximately 51% and 17% and 69% and 22%, respectively, of Accounts receivable.

13.   Subsequent Event

On January 13, 2016, the Compensation Committee of the Board of Directors authorized the compensation for the Company’s executive officers for Fiscal 2017.  In connection therewith, the Company awarded certain executive officers an aggregate of 69,744 restricted stock units under the 2014 Stock Plan (the “Time-Based RSUs”).  25% of the Time-Based RSUs will vest on the first anniversary of the date of grant and the remainder will vest in three equal installments thereafter.  Additionally, the Company awarded certain executive officers an aggregate of 37,295 restricted stock units under the 2014 Stock Plan (the “Performance-Based RSUs”), which vest upon meeting certain performance conditions.  The restricted stock units are subject to future settlement conditions and other such terms as provided in the respective award agreements.

Additionally, the Company awarded an executive officer (i) an option to purchase 50,000 shares of common stock with an exercise price of $25.81, of which,  25% will vest on the first anniversary of the grant and the remainder will vest in three equal annual installments thereafter and (ii) an option to purchase 50,000 shares of common stock with an exercise price of $25.81 that vest upon meeting certain performance conditions.

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

Overview

We are a private wireless communications carrier and provider of mobile workforce communications and location based solutions that increase the productivity of our customers’ field-based workers and the efficiency of their dispatch and call center operations. We are deploying and operating PTT networks in major markets throughout the United States while at the same time pursuing a FCC regulatory process aimed at repurposing our spectrum to be able to deploy broadband technologies.  We were originally incorporated in California in 1997, and we reincorporated in Delaware in 2014.  We maintain offices in Woodland Park, New Jersey, Reston, Virginia and San Diego, California.

Our initial focus is on deploying and operating dedicated, wide-area, two-way radio networks that offer PTT services to primarily dispatch-centric, small and medium-sized businesses.  In June 2015, we commercially launched our PTT service in our first market located in the greater, Houston, Texas metropolitan area.  We currently have two additional market fully launched, Dallas and Atlanta, and four more markets with sites in service (with additional market coverage sites to be launched), Philadelphia, Chicago, the greater New York area, and Washington/Baltimore.

We offer our DispatchPlus communications solution, which combines Motorola’s state-of-the-art digital technology architecture with pdvConnect, our suite of mobile communications and workforce management applications.  Built with the commercial dispatch user in mind, Motorola’s digital technology architecture allows us to provide highly reliable, instant and wide-area PTT communication solutions. Also developed for dispatch-centric businesses, pdvConnect is an easy to use and efficient workforce management solution that enables businesses to locate and communicate with field workers and improve documentation of work events and job status.

We expect that our DispatchPlus business will become our principal near term operating business.  However, we have not yet generated significant revenues from our DispatchPlus business.  We primarily market our DispatchPlus communication solutions indirectly through Motorola’s dealer network.  We enter into contracts directly with the end users of our DispatchPlus communication solutions, including those introduced to us through our indirect dealer network.

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

Historically, we have been engaged in the development and sale of wireless communications applications, marketed primarily under the name pdvConnect.  We primarily offer these applications indirectly to the end users of two Tier 1 wireless communications carriers in the United States and, until July 2015, one international wireless communications carrier under licensing agreements between these carriers and us.  We also offer these applications directly to end users.

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

Summary of Significant Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with US GAAP, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, our actual results could differ materially from those estimates. Further, to the extent that there are differences between our estimates and our actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical performance, as these policies relate to the more significant areas involving our judgments and estimates.

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

We primarily market our recently launched DispatchPlus communication solutions indirectly through Motorola’s dealer network.  We enter into contract directly with the end users of our DispatchPlus communication solutions, including those introduced to us through our indirect dealer network.

We evaluate certain transactions for the DispatchPlus service offering to determine whether they should be viewed as a Multiple Element Arrangement, as described in ASC Topic 605-25. Multiple deliverable arrangements are presumed to be bundled transactions, and the total consideration is measured and allocated to the separate transactions based on their relative selling price with certain limitations.  We have determined that the rental of user devices in connection with service contracts for our DispatchPlus service are multiple deliverable arrangements.

Cost of revenue. Our cost of revenue relating to the sales of our pdvConnect software applications through our wireless carrier partners includes the portion of service revenue retained by our domestic carrier partners pursuant to our agreements with these parties, which may include network services, connectivity, SMS service and special equipment expenses, sales, marketing, billing and other ancillary services. With respect to our recently launched DispatchPlus service offering, we include in our cost of revenue the cost of operating our dispatch networks and our cloud-based solutions and to a lesser degree, the costs associated with the sales of the relevant user devices.

Sales and support expenses. We currently maintain a small sales force and have a standard sales commission program. This sales commission program provides a percentage-based commission for each sale of our pdvConnect and DispatchPlus solutions.

Indirect Sales Commissions. For our DispatchPlus business, cash consideration given to an indirect sales representative is recorded as selling expenses when we receive an identifiable benefit exchange for the consideration and the fair value of such benefit can be reasonably estimated.  If we do not receive an identifiable benefit for the consideration, we record it as a reduction of revenue.  We compensate our indirect sales representatives with an upfront commission and residual fees based on an end-user customer’s continued use and payment for our network solutions. When a commission is earned solely due to the selling activity relating to our DispatchPlus network solution, the cost is recorded as a selling expense. We regularly review the estimated incentives payable to our indirect sales representatives and record them as accrued expenses on a monthly basis.

Product development expenses. We charge all product development costs to expense as incurred. Types of costs incurred in product development expenses include employee compensation, consulting, travel and facility costs along with equipment and technology costs.

Stock compensation. We account for stock options in accordance with US GAAP, which requires the measurement and recognition of compensation expense, based on the estimated fair value of awards granted to employees and directors, which requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in our statements of operations over the requisite service periods.  In the event the participant’s employment by or engagement with (as a director or otherwise) us terminates before exercise of the options granted hereunder, the stock option granted to the participant shall immediately expire and all rights to purchase shares thereunder shall immediately cease and expire and be of no further force or effect, other than applicable exercise rights for vested option shares that may extend past the termination date as provided for in the participant’s applicable option award agreement. Additionally, the Compensation Committee adopted an Executive Severance Plan (the “Severance Plan”) in February 2015, and we subsequently entered into Severance Plan Participation Agreements with our executive officers and certain key employees.  In addition to providing participants with severance payments, the Severance Plan provides for accelerated vesting and extends the exercise period for outstanding equity awards if we terminate a participant’s service for reasons other than cause, death or disability or the participant terminates his or her service for good reason, whether before or after a change of control (each of such terms as defined in the Severance Plan).

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

Allowance for doubtful accounts. An allowance for uncollectible receivables is estimated based on a combination of write-off history, aging analysis and any specific known troubled accounts. We review our allowance for uncollectible receivables on a quarterly basis. Past due balances meeting specific criteria are reviewed individually for collectability. At December 31, 2015 and March 31, 2015, management provided an allowance of $600 and $7,977, respectively, for certain slow paying accounts.

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

Accounting for uncertainty in income taxes. We recognize the effect of tax positions only when they are more likely than not to be sustained. Our management has determined that we had no uncertain tax positions that would require financial statement recognition or disclosure. We are no longer subject to U.S. federal, state or local income tax examinations for periods prior to 2013.

Results of Operations

Comparison of the three and nine months ended December 31, 2015 and 2014

The following table sets forth our results of operations for the three and nine months ended December 31, 2015 and 2014. The period-to-period comparison of financial results is not necessarily indicative of the financial results we will achieve in future periods.

	Three months ended		Nine months ended
	December 31,		December 31,
	2015	2014	2015	2014
Operating Revenues
Service revenue	$652,918	$653,437	$1,923,599	$2,143,707
Spectrum lease revenue	182,186	182,186	546,559	212,551
Other revenue	105,288	—	122,552	—
Total operating revenues	940,392	835,623	$2,592,710	$2,356,258
Cost of Revenue
Sales and service	906,291	283,043	1,772,050	790,687
Gross Profit	34,101	552,580	820,660	1,565,571
Operating Expenses
General and administrative	3,843,378	3,362,302	12,154,625	8,285,190
Sales and support	1,118,630	478,246	2,815,312	1,167,609
Product development	341,129	242,823	982,226	679,577
Total operating expenses	5,303,137	4,083,371	15,952,163	10,132,376
Loss from operations	(5,269,036)	(3,530,791)	(15,131,503)	(8,566,805)
Interest expense	(932)	—	(932)	(570,737)
Interest income	26,151	4,927	77,664	4,927
Other income	—	—	1,250	—
Net loss	$(5,243,817)	$(3,525,864)	$(15,053,521)	$(9,132,615)
Net loss per common share basic and diluted	$(0.36)	$(0.28)	$(1.07)	$(1.00)
Weighted-average common shares used to compute basic and diluted net loss per share	14,375,441	12,473,024	14,084,506	9,103,629

Operating revenues. Service revenue remained flat at $0.65 million for the three months ended December 31, 2015 over the same period in 2014.  Service revenue decreased $0.22 million, or 10.3%, for the nine months ended December 31, 2015 to $1.92 million from $2.14 million for the nine months ended December 31, 2014.  The decrease in the nine month period can be attributed to higher customer churn in our pdvConnect business.  The overall $0.10 million or 12.5% increase in our operating revenues for the three months ended December 31, 2015 primarily resulted from our dispatch business, which includes service, equipment sales and rentals.  For the nine months ended December 31, 2015, the increase in our operating revenues of $0.23 million or 10.0% resulted from the revenue derived from the spectrum lease to Motorola that began on September 15, 2014, along with our recently started dispatch business.

Cost of revenue. Cost of revenue for the three months ended December 31, 2015 increased by approximately $0.63 million, or 220.2%, to $0.91 million from $0.28 million for three months ended December 31, 2014. The increase in cost of revenue was primarily driven by the cost to maintain the launched network sites for our DispatchPlus business, the cost of handsets sold, and increased headcount to support the commercial deployment of this business. Cost of revenue for the nine months ended December 31, 2015 increased $0.98 million, or 124.1%, to $1.77 million from $0.79 million for the nine month period ended December 31, 2014.  The majority of the increase was driven by the launch and support of our DispatchPlus business.

Gross profit. Gross profit decreased by $0.52 million, or 93.8%, to $0.03 million from $0.55 million for the three months ended December 31, 2014.  For the nine months ended December 31, 2015, gross profit decreased by $0.74 million, or 47.6%, to $0.82 million from $1.56 million for the nine month period ended December 31, 2014.  The primary driver of the decline of our gross profit for both the three and nine month periods resulted from the support costs for the new DispatchPlus business which we first began incurring in September 2014.  Also, contributing to the decline was our lower gross profit from sales of our applications through our international carrier partner.  The contract with our international carrier partner terminated in July 2015.

General and administrative expenses. General and administrative expenses for the three months ended December 31, 2015 increased by $0.48 million, or 14.3%, to $3.84 million from $3.36 million for three months ended December 31, 2014.  For the nine month period ended December 31, 2015, general and administrative expenses increased by $3.87 million, or 46.7%, to $12.15 million from $8.28 million for the nine month period ended December 31, 2014.  The increase in general and administrative expenses for the three and nine month periods of approximately $0.58 million and $1.77 million, respectively, is primarily due to our increase in headcount and related costs in order to support our new DispatchPlus business initiatives. For the three months ended December 31, 2015, we also had increased costs related to being a public company of $0.28 million.  The increases in this three month period were partially offset by $0.20 million of lower professional services and $0.27 million lower stock compensation expense.  For the nine month period ended December 31, 2015, in addition to the increased costs for headcount and related costs, we incurred $1.50 million in additional costs related to being a public company and $0.73 million in professional services. These increases in the nine month period were partially offset by $1.09 million in lower stock compensation expense.

Sales and support expenses. Sales and support expenses increased by $0.64 million, or 133.9%, to $1.12 million for three months ended December 31, 2015 from $0.48 million for the three months ended December 31, 2014.  For the nine month period ended December 31, 2015, sales and support expenses increased by $1.65 million, or 141.1%, to $2.82 million from $1.17 million for the nine months ended December 31, 2014. The increase in expenses is due primarily to an increase in headcount and related costs along with the sales and marketing initiatives to support our new DispatchPlus business.

Product development expenses. Product development expenses increased by $0.10 million, or 40.5%, to $0.34 million for the three months ended December 31, 2015 from $0.24 million for the three months ended December 31, 2014.  For the nine months ended December 31, 2015, product development expenses increased by $0.30 million, or 44.5%, to $0.98 million from $0.68 million for the nine month period ended December 31, 2014.  This increase for both periods was due primarily to an increase in headcount and the related costs.

Interest expense. Interest expense incurred for the three and nine months ended December 31, 2015 resulted from the promissory note entered into by us in the three months ended December 31, 2015 in exchange for wireless licenses.  The interest expense incurred during the nine months ended December 31, 2014, of $0.57 million was a result of the settlement of our outstanding debt obligations in September 2014 with affiliated entities.

Liquidity and Capital Resources

At December 31, 2015, we had cash and cash equivalents of $160.68 million.

Our accounts receivable are heavily concentrated in two of our carrier partners. As of December 31, 2015, our accounts receivable balance was approximately $500,000 of which approximately $256,000 was due from one third-party carrier and approximately $82,000 was due from another third-party carrier, or approximately 51% and 17%, respectively, of our outstanding accounts receivable balance.

Net cash (used) provided by operating activities. Net cash used in operating activities was ($14.74) million for the nine months ended December 31, 2015, as compared to net cash provided by operating activities of $3.80 million for the nine months ended December 31, 2014. Net cash used in operating activities in 2015 resulted from the net loss of approximately $15.05 million and a decrease in Accounts payable and accrued expenses of $3.03 million, partially offset by reduced non-cash compensation expense of $3.59 million.

Net cash used by investing activities. Net cash used in investing activities was approximately $9.30 million for the nine months ended December 31, 2015, as compared to $91.95 million used for the nine months ended December 31, 2014. The net cash used in the nine months ended December 31, 2015 resulted from the continuing equipment purchases and construction costs related to the buildout of our network for our new DispatchPlus business of $7.94 million, along with the purchase of wireless licenses of $1.35 million. The majority of net cash used in investing activities used during the nine months ended December 31, 2014 resulted from a $90.3 million payment to Sprint for the spectrum licenses and related assets.

Net cash from financing activities. Net cash from financing activities was $64.84 million for the nine months ended December 31, 2015 and resulted almost entirely from the net proceeds from our follow-on public offering in May 2015.  For the nine months ended December 31, 2014, the net cash from financing activities of approximately $211 million resulted from $202 million of the proceeds of our June 2014 private placement financing and $10.0 million from Motorola for an investment in us partially offset by our repayment of $1.1 million of our outstanding indebtedness in September 2014.

We intend to deploy our dedicated DispatchPlus networks in up to 20 major metropolitan areas throughout the United States.  We currently have seven markets with some level of service, including three markets that have been fully launched, Houston, Dallas, and Atlanta, and four more markets with sites in service (with additional market coverage sites to be launched), Philadelphia, Chicago, the greater New York area, and Washington/Baltimore.

We estimate that the total capital cost, including those amounts spent thus far, to deploy our network in 20 major metropolitan areas will range from $30 million to $40 million, which amount includes the cost of equipment, design and buildout of our networks plus the costs of hiring additional employees to support the rollout.

We are currently focusing the bulk of our resources and attention on refining and  improving our sales and marketing efforts in the seven markets where we have either fully launched or have sites in service and on completing our initially planned coverage footprint in the four existing markets where sites still are to be deployed.  In these seven markets, we are testing various sales and marketing programs to determine the most cost-effective ways to acquire additional customers and increase revenue.  Although we have concentrated our sales, marketing and active deployment efforts on this initial group of markets, and have not yet begun to incur significant capital or operating expenses in the other markets that we have identified for potential deployment.  We have continued to get ready for the rollout of additional markets by preparing the network design and pursuing certain site development efforts in additional markets.  We believe this approach puts us in the best position to more quickly and effectively proceed with new market deployments when the Company determines it is ready to do so.

Our future capital requirements will depend on many factors: including the timing and amount of the revenues we generate from our dispatch network services and other product offerings, the timing and extent of expenditures to support the rollout of our dispatch network, the development of new service offerings, sales and marketing activities, and our activities associated with increasing the value of our spectrum. We believe our cash and cash equivalents on hand, including our available cash reserves, will be sufficient to satisfy our financial obligations through at least the next 12 months.

We cannot predict with certainty when, if ever, we will require additional capital to further fund our current business plan. Presently, we intend to cover our future operating expenses through cash on hand and from revenue derived primarily from our planned sales of our DispatchPlus network services and product offerings. With the recent commercial launch of markets (as noted above), revenues from our DispatchPlus business have just begun to be realized, and we have not recognized significant amounts of revenue from this business through the first nine months of our 2016 fiscal year. Nevertheless, we may experience greater than expected cash usage to support our operating activities and business plan and/or our revenues may be lower than, or take more time to develop than we anticipate. See “Item 1A-Risk Factors” of  our Annual Report on Form 10-K for the year ended March 31, 2015 filed with the SEC on June 10, 2015, for risks and uncertainties that could cause our operating costs to be more than we currently anticipate and/or our revenue and operating results to be lower than we currently anticipate. As a result, we cannot provide assurance that we will not require additional funding in the future. In addition, we intend to acquire businesses, technologies or spectrum or license technologies from third parties for or in connection with our spectrum initiatives.  We may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions or license these technologies or spectrum. However, we cannot be sure that additional financing will be available if and when needed, or that, if available, we can obtain financing on terms favorable to us and our stockholders. Any failure to obtain financing when required would have a material adverse effect on our business, operating results, financial condition and liquidity.

Warranties. Our agreements with our customers generally include certain provisions for indemnifying them against liabilities if our services infringe a third party’s intellectual property rights or for other specified reasons.

Off-balance sheet arrangements

As of December 31 and March 31, 2015, we did not have and do not have any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On May 18, 2015, we completed a public offering of our common stock in which we raised net proceeds of approximately $64.8 million.  We registered the shares of common stock issued in the offering on a Registration Statement on Form S-1 (File No. 333-203681), which the SEC declared effective on May 12, 2015.  Through December 31, 2015, we have used approximately $2.8 million of the net proceeds from this offering.  We did not complete any transaction in which we paid any of these proceeds, directly or indirectly, to our directors or officers, to any person owning 10% or more of any class of our equity securities, to any associate of any of the foregoing, or to any of our affiliates.  There has been no material change in the expected uses of the net proceeds from the offering as described in our Registration Statement.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

pdvWIRELESS, INC.

Date:	February 16, 2016	/s/ John Pescatore
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

4.3(1)	Amended and Restated Investor Rights Agreement, dated October 2010, by and among the Company and investors named therein

4.4(1)	Amendment and Waiver of Rights under Amended and Restated Investor Rights Agreement, approved May 30, 2014, by and among the Company and the investors named therein

4.6(1)	Registration Rights Agreement, dated September 15, 2014, by and between the Company and Machine License Holding, LLC.

10.1+	Executive Form of Performance-Based Stock Option Agreement and Grant Notice under the 2014 Stock Plan

10.2+	Executive Form of Performance-Based Restricted Stock Units Agreement and Grant Notice under the 2014 Stock Plan

10.3+	Non-employee Director Form of Restricted Stock Award Agreement and Grant Notice under the 2014 Stock Plan

10.4+	Executive Form of Time-Based Stock Option Agreement and Grant Notice under the 2014 Stock Plan

10.5+	Executive Form of Time-Based Restricted Stock Award Agreement and Grant Notice under the 2014 Stock Plan

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

+  Management Contract or Compensatory Plan

*The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.