Form 10-K
period 2016-03-31
pdvWireless, Inc.
filed 2016-06-13
CIK 1304492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________________

FORM 10-K

______________________________________________

 (Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 001-36827

______________________________________________

pdvWireless, Inc.

(Exact name of registrant as specified in its charter)

______________________________________________

Delaware	33-0745043
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Garret Mountain Plaza Suite 401 Woodland Park, New Jersey	07424
(Address of principal executive offices)	(Zip Code)

(973) 771-0300

(Registrant’s telephone number, including area code)

______________________________________________

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the registrant’s public float based on the closing stock price of its common stock on the NASDAQ Capital Market on the last business day of its most recently completed second fiscal quarter, September 30, 2015, was $298,262,636.10.  For purposes of this computation only, all executive officers, directors and affiliated stockholders as of September 30, 2015 have been deemed affiliates, and their respective shares have not been included in the public float.

As of June 1, 2016,  14,300,790 shares of the registrant’s common stock were outstanding.

pdvWireless, Inc.

FORM 10-K

For the fiscal year ended March 31, 2016

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Various statements contained in this Annual Report on Form 10-K, or Annual Report, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. Our forward-looking statements are generally, but not always, accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “should,” “will,” “may,” “plan,” “goal,” “can,” “could,” “continuing,” “ongoing,” “intend” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. There can be no assurance that actual developments will be those anticipated by us. Actual results may differ materially from those expressed or implied in these statements as a result of significant risks and uncertainties, including, but not limited to:

•

we have a limited operating history with respect to our near-term principal business, providing push-to-talk (“PTT”) mobile communication services to targeted small and medium-sized business customers in major market areas throughout the United States;

•

customers may not adopt and continue to use our DispatchPlus™ service, which consists of pdvConnect™, our proprietary suite of mobile communications and workforce management applications, and Motorola Solutions, Inc.’s digital technology  network architecture and mobile devices;

•

our broadband initiatives, including our Federal Communications Commission (“FCC”) petition aimed at realigning our spectrum from narrowband to broadband, and the other spectrum opportunities we pursue, may not be successful on a timely basis or at all, and may require significant time and attention from our senior management team and our expenditure of significant resources;

•	we rely on Motorola to supply the network equipment and devices we utilize to provide our DispatchPlus service;
•	we primarily rely on the selling efforts of third-party wireless dealers, including Motorola’s dealer network, to sell our DispatchPlus service;
•	the wireless communications industry is highly competitive and we may not compete successfully;
•

many of the third parties who have objected to our broadband initiatives or with whom we are competing against for spectrum opportunities have more resources, and greater political and regulatory influence, than we do;

•	we may not be able to enter our targeted markets quickly enough, or penetrate our targeted customer groups in those markets deeply enough, to successfully operate our business;
•	spectrum is a limited resource, and we may not be able to obtain sufficient spectrum to support our planned business operations and any broadband opportunities we pursue;
•	our spectrum is a key asset and spectrum values may fluctuate significantly based on supply and demand, as well as technical and regulatory changes; and
•	government regulation could adversely affect our business and prospects.

These and other important factors, including those discussed under “Business” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Therefore, you are cautioned not to place undue reliance on such statements.  Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

PART I.

ITEM 1.  BUSINESS

Overview

We are a private wireless communications carrier and provider of mobile workforce communication and location based solutions focused on increasing the productivity of our customers’ field-based workers and the efficiency of their dispatch and call center operations.  We have commenced launching private push-to-talk (“PTT”) networks in major markets throughout the United States.  Our proprietary and industry-validated suite of mobile communications and workforce management applications improve team communication and field documentation across a wide array of industries, including transportation, distribution, construction, hospitality, waste management and field services.  At the same time, we are pursuing broadband spectrum opportunities, including, but not limited to, a Federal Communications Commission (“FCC”) regulatory process aimed at the realignment of our spectrum to be able to deploy broadband technologies to enterprises.

Private Carrier Dispatch

We are currently deploying and operating dedicated, wide-area, two-way radio networks that offer PTT communications services to primarily dispatch-centric, small and medium-sized businesses.  In June 2015, we commercially launched our PTT service, which we market as DispatchPlus™, in the greater, Houston, Texas metropolitan area.  We commenced service in six additional major metropolitan markets during fiscal 2016, including:  Dallas, Atlanta, Philadelphia, Chicago, the greater New York area and Baltimore/Washington.

We offer our DispatchPlus service, which combines pdvConnect™, our proprietary suite of mobile communication and workforce management applications with state-of-the-art digital network architecture and mobile devices supplied by Motorola Solutions, Inc. and its subsidiaries (“Motorola”).  Developed for dispatch-centric businesses, pdvConnect is an easy to use and efficient mobile communication and workforce management solution that enables businesses to locate and communicate with their field workers and improve the documentation of work events and job status.  Also built with the commercial dispatch user in mind, Motorola’s digital network architecture allows us to provide highly reliable, instant and wide-area PTT communication services to our customers.  We primarily market our DispatchPlus service indirectly through Motorola’s dealer network and select other third-party dealers, with sales, marketing and advertising support from our internal sales and marketing team.

Industry Background

Historically, the dispatch-centric enterprise market was primarily served by private networks constructed and operated by enterprises for their own use and by local Specialized Mobile Radio (“SMR”) operators. The first SMR operators received authorization from the FCC to offer services on their licensed spectrum in 1980. In 1987, Brian McAuley and Morgan O’Brien, our Chairman and Vice Chairman, respectively, founded Nextel Communications (“Nextel”) to acquire 800 MHz SMR licenses issued by the FCC and to launch what became a nationwide dispatch radio network. Motorola collaborated with them to introduce and deploy the Integrated Digital Enhanced Network (“iDEN”) technology on which the Nextel digital dispatch radio network was based. After developing the network and growing the total number of subscribers to approximately 23 million, Nextel merged with Sprint in August 2005 at a stand-alone value of approximately $36 billion.

In June 2013, Sprint de-commissioned the legacy Nextel iDEN network in favor of deploying 4G broadband technologies, particularly the global standard LTE. At the same time, Sprint attempted to move its iDEN customers over to its deployed 4G network.  In addition to Sprint, most of the other large U.S. Tier 1 carriers offer a form of PTT service as part of their wireless service offerings. However, because these carrier PTT services are super-imposed on a broadband network designed primarily for telephony and data, many short-comings exist. Shortcomings can include latency (or delay) experienced after the PTT “button” has been pushed due to user unavailability or inactive applications, decreased quality of service, impaired overall functionality and reduced ease of use. While much innovation has been applied, and many downloadable dispatch applications have been developed by third parties, with varying degrees of success, we believe there are still fundamental issues in the way that one-to-one and one-to-many communications are currently handled on telephony and data-based networks and devices. The ease, reliability and simplicity of the iDEN service has been lost due to the complications that are inherent in any attempt to super-impose the desired PTT functionalities on networks and devices primarily designed for alternative uses.

Our Spectrum Assets

In September 2014, we acquired the 900 MHz spectrum Sprint previously utilized to operate the legacy Nextel iDEN network for $100 million, comprising of $90 million in cash and $10 million in shares of our common stock.  We estimate that we acquired our 900 MHz spectrum for approximately $0.06 per MHz for each of the U.S. population in our licensed market areas  (“MHz/POP”).  Sprint divested this 900 MHz spectrum primarily because the channel assignments are non-contiguous and not currently useable for the broadband 4G technology it is deploying.  As of March 31, 2016, Sprint held approximately 3.50% of our issued and outstanding shares of common stock.

The FCC has allocated spectrum in our portion of the 900 MHz band into 40, 10-channel blocks of contiguous channels alternating between blocks designated for operation of SMR commercial systems and blocks designated for Business/Industrial/Land Transportation (“B/ILT”) users, with FCC rules also enabling B/ILT licenses to be converted to SMR use. Subsequently, the FCC conducted overlay auctions on the SMR designated blocks that awarded geographic based licenses on a Major Trading Area (“MTA”) basis while affording operational protection to incumbent, site-based licensees in those areas.

We are now the largest holder of FCC licenses in the 900 MHz band, with a nationwide footprint in the contiguous United States, plus Hawaii, Alaska and Puerto Rico.  In this band we hold, on average, approximately 60% of the total number of SMR and B/ILT channels in the top 20 metropolitan markets in the United States. In this band, we hold almost every SMR MTA geographic license in all but a few markets in the United States as well as certain licenses for B/ILT and converted B/ILT licenses in most major markets.  As a result, we hold on average, 240 of the 400 total 900 MHz channels in the top 20 metropolitan markets in the United States.

There are technology choices readily available for our existing spectrum position, across different types of services including narrowband voice dispatch and other data services (i.e. Machine-to-Machine, Internet of Things applications).

Our Market Opportunity

The demand for wireless telecommunications has grown rapidly over the last twenty years, driven by the increased availability of broadband data services, new applications, technological advancements in handsets and infrastructure, regulatory changes, increased competition and lower prices. Within the wireless telecommunications industry, we believe there is a segment of users who value a tailored solution addressing the dispatch-centric nature of their businesses. These dispatch-centric businesses typically have mobile workforces and business operations that can be more efficiently managed with simple, instant and reliable communications among their employees and work groups. These businesses typically operate within industry verticals such as construction, distribution, transportation, field services, waste management and hospitality. Given the nature of their operations, we believe these businesses can benefit from instant PTT communication capabilities, which allow them to rapidly communicate with one touch of a “button” to another user (one-to-one) or to many users (one-to-many) within their organizations. In dispatch environments, PTT offers these businesses several advantages over telephony and data-based services, including an easy-to-operate one-touch button, efficiency of communications and rugged equipment optimal for field use. Overall, PTT can provide these businesses with functionality that increases the speed, simplicity and reliability of their communications, and also facilitates their ability to more effectively manage their mobile workforce and assets.

In June 2014, we calculated the potential size of our addressable market for our DispatchPlus services by analyzing 20 major market areas in the United States. Based on that analysis, we estimate that there are approximately 6.8 million potential users for our DispatchPlus services that are employed by our target dispatch-centric customers within these markets, consisting of small and medium-sized businesses of 1,000 or fewer employees in the transportation, distribution, construction, hospitality, waste management, and field services verticals. This translates to an annual addressable market size of approximately $2 billion to $5 billion in these 20 major markets, assuming these customers are willing to pay $25 to $60 per month, per user, for their wireless communication services.

Our DispatchPlus Service

For our targeted set of dispatch-centric small and medium-sized business customers, we offer our DispatchPlus service, which combines pdvConnect, our proprietary suite of mobile communication and workforce management applications, with Motorola’s state-of-the-art digital network architecture and mobile devices. We designed pdvConnect to help companies increase their productivity through the delivery of real-time information from mobile workers to dispatch operators. The solution enables quick communication and response among field workers and streamlined dispatch operations through faster exchanges of information by prioritizing messages from the field, which can reduce or eliminate wasteful “on hold time.”   In addition, pdvConnect allows our business customers to document field incidents and activities and to collect operational data and location based information to improve their operations.  As a cloud-based solution, pdvConnect allows users to deliver voice messages to any computer (via the internet) or to any phone on any network, thereby greatly enhancing the PTT communication capabilities of field workers and allowing them to communicate not only with personnel within their organizations, but also with suppliers, vendors and customers.

We bundle pdvConnect with the Motorola PTT handsets and devices we offer to our customers, thereby integrating all essential components of the DispatchPlus service.  Because pdvConnect is a cloud-based service offering, there is no requirement for our customers to download software to their devices before beginning to use pdvConnect.  We offer customers our DispatchPlus service at a monthly price that we believe is significantly lower than the price they would pay for comparable services and functionality from the large Tier 1 carriers. Based on our market research, the Tier 1 carriers currently charge their customers monthly fees of approximately $50 or more per user for a comparable set of services and functionality (i.e., unlimited PTT, mobile resource management solutions, SMS messages and data).

We primarily offer our DispatchPlus service to customers indirectly by entering into sales representative agreements with existing wireless dealers selected from Motorola’s nationwide dealer network,  which we believe consists of over 750 dealers nationwide in more than 1,500 locations, and other select third-party wireless dealers. We support our indirect sales representatives by providing them with training, marketing and advertising support from our internal sales and marketing team.  We are also evaluating and implementing a number of sales initiatives, including multiple types of lead generation programs and hiring additional sales resources.  We believe this approach of utilizing existing wireless dealers to serve as our indirect sales representatives, coupled with our direct sales and marketing efforts and initiatives, will enable us to establish a presence in our markets and help to reduce the upfront costs of establishing a nationwide sales and distribution network.

Currently, many of our target customers use PTT services provided by Tier 1 cellular carriers via cellular systems or SMR operators via local radio networks. We believe our proprietary DispatchPlus service offers the following significant advantages to our target customers when compared to the services currently offered by Tier 1 cellular carriers or local SMR operators.

DispatchPlus versus Tier 1 Cellular Carrier Dispatch. For customers who require reliable dispatch radio service, we believe our solution is and will continue to be superior to current services provided by the Tier 1 carriers due to several key factors, including:

•

Lower monthly price – We offer our DispatchPlus service at a monthly price that is significantly lower than the monthly service fees currently charged by Tier 1 cellular carriers for comparable services and functionality.

•	Simplicity – The mobile devices we offer to our customers allow for one-button dispatch calls (one-to-one and one-to-many) that are purpose-built for and dedicated to dispatch and field use.
•

Functionality – Our PTT network is dedicated to dispatch (as opposed to being super-imposed on a network designed for telephony and data), allowing for decreased latency and improved functionality and overall ease of use.

•	Support – We provide our customers with an enterprise-grade, dedicated customer support team with specific expertise in dispatch communications and mobile resource management solutions.

DispatchPlus versus Traditional Local SMR Dispatch. We believe our solution is and will continue to be superior to the products offered by local SMR operators due to several key factors, including:

•	Coverage – We have the opportunity to offer our customers consistent service across a greater coverage area given our national spectrum position.
•

Simplicity – Our unique, proprietary pdvConnect resource management tool is included as part of our DispatchPlus service for one low price.    In contrast, on local SMR networks, users can only obtain some of the functionality of pdvConnect, but not all, by making separate purchases from third-party application vendors.

•

Functionality – We believe the workforce enhancement features and functionality included in our pdvConnect mobile resource management solution, some of which are not offered on local SMR networks, allow our customers to recognize superior value and return on investment.

•	Capacity – While many local SMR operators have constrained spectrum, the spectrum we acquired from Sprint will generally support significantly more customers per target market.

pdvConnect.  Historically, we have offered mobile resource management applications, marketed primarily under the name pdvConnect, to customers who utilize Tier 1 cellular networks.  pdvConnect is our proprietary, cloud-based mobile resource management solution for dispatch-centric business customers. When offered as a stand-alone product, we market pdvConnect through two Tier 1 carriers in the United States. We previously marketed pdvConnect through an international Tier 1 carrier in Mexico until our agreement with this carrier ended during the second quarter of Fiscal 2016. We have entered into standard reseller, co-marketing and license agreements with these third-party Tier 1 carriers. Our Tier 1 carrier partners market pdvConnect as an available application to complement their wireless service offerings. Generally, pdvConnect has been offered at a monthly price of up to $19.99 per user. For the year ended March 31, 2016, approximately 99.6% and 0.4% of our operating revenues from sales of pdvConnect were from domestic and international sales, respectively. Revenues from the two domestic carriers accounted for 39% and 20% of our operating revenues for Fiscal 2016, respectively. Given our focus on offering our DispatchPlus service on our PTT network, we believe that sales of pdvConnect through our third-party carriers will continue to decrease as an overall percentage of our operating revenues.

Our Spectrum Opportunities

We are utilizing our non-contiguous 900 MHz spectrum to support the deployment of our narrowband PTT business in major markets throughout the United States.  We anticipate the demand for high speed data and video services, even in the case of our targeted PTT customers, will provide an impetus for change to broadband technologies over the longer term.  Accordingly, we are pursuing a regulatory process with the FCC aimed at realigning our spectrum to be able to deploy broadband technologies.  In addition to this regulatory action, we are also pursuing a number of other spectrum initiatives.  We believe the past experience and successes of our management team, combined with our anticipated market position as a leading private carrier dedicated to businesses,  will provide us with the opportunity to increase the value of our existing spectrum and allow us to pursue additional spectrum opportunities.

Our Joint Petition for Rulemaking

In November 2014, we and the Enterprise Wireless Alliance submitted a Joint Petition for Rulemaking to the FCC to propose the realignment of a portion of the 900 MHz band from narrowband to broadband.  We believe this realignment is consistent with the FCC’s mandate to promote more efficient use of limited spectrum resources generally and its ongoing efforts to make more spectrum available for broadband services specifically, particularly in the spectrum bands below 1 GHz.  In response to the Joint Petition for Rulemaking, the FCC issued a public notice requesting comments from interested third parties and asked a number of questions about the proposal. A number of interested third parties, including several incumbent licensees, filed comments with the FCC expressing their views, including both support and opposition, and asking a number of technical questions about our Joint Petition for Rulemaking.  In May 2015, we and the Enterprise Wireless Alliance filed proposed rules with the FCC related to our Joint Petition for Rulemaking.  Comments on the proposed rules were filed in June 2015 and reply comments in July 2015. The proposed rules outline our recommended procedural and technical operating parameters, including field strength limits, processes related to the administration and sequencing of the proposed realignment of the 900 MHz band and requirements for the broadband operators to provide comparable facilities to incumbent licensees, to pay the cost of their realignment and to utilize an emission mask with advanced filtering capability specifically designed to protect licensees adjacent to the proposed broadband portion of the 900 MHz band.

We have responded to all requests for information from the FCC and other interested parties, and we are currently awaiting FCC action.  The FCC’s action may take a number of forms ranging from: a Notice of Proposed Rulemaking, to a Notice of Inquiry, to a dismissal of the Joint Petition without further action.  To our knowledge, the FCC has not reached a decision on our Joint Petition. We currently believe that the most likely outcome is that the FCC will adopt a Notice of Inquiry as the next step in the process.  However, at this time we do not know the content or scope of any potential Notice of Inquiry.  A Notice of Inquiry is a vehicle for the FCC to gather additional information for the record.  If the FCC elects to adopt a Notice of Inquiry, it could request additional information and input on the optimal use of the 900 MHz band generally.  A Notice of Inquiry could also request information on the specific issues and proposed solutions raised by us and other commentators during the proceeding.  The adoption of a Notice of Inquiry does not mean that the FCC has denied our Joint Petition, or that our Joint Petition will not ultimately result in a Notice of Proposed Rulemaking and, thereafter, the adoption of rules providing for a 900 MHz broadband allocation.  We continue to believe in the merits of our proposal and that our Joint Petition is consistent with the FCC’s past practices and policies.  Nevertheless, obtaining a favorable result from the FCC may take a significant amount of time and resources.  Moreover, there is no assurance that the FCC will adopt our proposed rules, or ultimately approve our Joint Petition. Further, the FCC may impose a number of requirements or restrictions on our business as a condition of its potential approval of our realignment request, which may include provisions in addition to the procedural and technical parameters and requirements already recommended in our proposed rules.   Any such requirements or restrictions may impede or delay our realignment plans, result in our realignment plans being more costly than we currently anticipate or impede our ability to pursue or implement our future broadband initiatives.

Additional Strategic Initiatives

In addition to pursuing our Joint Petition for Rulemaking, we continue to engage in a number of spectrum initiatives, including:

•

Acquiring Spectrum Assets.  We have completed a limited number of spectrum acquisitions to support our current and contemplated realignment efforts and the deployment of a future broadband network.   We have prioritized, and intend to continue to prioritize, our acquisitions on spectrum licenses, including SMR blocks and site specific licenses, in major metropolitan areas that we believe will ease the process of realigning a portion of the 900 MHz spectrum from narrowband to broadband assuming the FCC approves our Joint Petition for Rulemaking. To date, we have pursued these acquisitions opportunistically and selectively to help avoid unduly driving up the cost of the spectrum licenses we acquire.  We intend to continue this opportunistic and selective acquisition strategy, pending further developments in the FCC proceeding.

•

Discussions with Incumbents.    We have met, and intend to continue to meet, with a number of incumbent licensees and interested parties in the 900 MHz band, including a number of those who submitted comments to the FCC regarding our Joint Petition for Rulemaking.  Our goal with these discussions is to gain a better understanding of the size of the incumbent base and the nature of the systems they are currently operating.  We are attempting to build consensus with these incumbents and to resolve any concerns they have expressed regarding our Joint Petition.

•

Developing a Strategic Plan.  We identified critical infrastructure and enterprise businesses as the initial targeted customers for any future 900 MHz broadband network we deploy.  We believe that building such a dedicated broadband network and providing priority access to the critical infrastructure industry could serve as a natural extension of our existing PTT network and business.  We also believe there are opportunities to serve these future broadband customers with current technology solutions to provide an evolutionary path to broadband.  We have engaged in market research and have retained outside resources to assist us in developing a strategic plan for this and other potential market opportunities.  We are also evaluating other potential market opportunities and related potential targeted customer groups that could allow us to leverage our nationwide spectrum position now and in the future.  Our efforts to develop such a strategic plan are aimed at maximizing the long-term value of our business opportunities and our spectrum assets.

•

Technology Evaluation.  Our engineering team has also evaluated the technical requirements of any future broadband network in the 900 MHz band and specifically, whether existing technology can be utilized to support our potential future network buildout and business plans.  These evaluations have helped us to obtain a higher level of confidence that a broadband network can be deployed using spectrum in the 900 MHz band with careful engineering and the use of appropriate filters and other equipment and technology that is commercially available at this time.

•

Additional Spectrum Opportunities.    In addition to our broadband opportunities in the 900 MHz band, we intend to use the experience and relationships of our executive management team to evaluate and potentially pursue additional spectrum and related wireless service opportunities.  One potential opportunity we have been exploring relates to the First Responder Network Authority (“FirstNet”), which involves a Congressionally mandated process that provides 20 MHz of spectrum and up to $6.5 billion of funding for the build-out and operation of a prioritized Nationwide Public Safety Broadband Network (“NPSBN”) that also may be used, on a non-priority, excess capacity basis, to meet the wireless service needs of commercial customers.

As part of our efforts to continue to explore the FirstNet opportunity, we assembled a robust consortium of companies and filed a response to FirstNet’s RFP (request for proposal) by the May 31, 2016 deadline.

Although we understand that a number of other bidders or bidder groups are competing for the FirstNet opportunity, we determined that continuing to explore this opportunity, via the RFP process, was in our stockholders’ best interests because of a number of benefits to the company.  Independent of the outcome of the RFP process, synergies between the NPSBN and our planned broadband facilities could include the coordination of communications between our respective customer targets, first responders for the NPSBN and critical infrastructure entities for our 900 MHz facilities, and the potential to share network deployment, capital and operating costs.  In addition, we can directly utilize the business, technical and other information developed for the FirstNet proposal in planning and preparing for the broadband facilities we plan to deploy.  Further, participating with a consortium of leading wireless and technology companies has enabled us to establish valuable relationships with these companies and helped to raise the Company’s profile within the wireless industry and the technology community, all of which can benefit our existing spectrum initiatives and lead to further opportunities.  We also believe that we have access to skilled and experienced personnel and other resources well suited to pursuing opportunities involving the NPSBN.

The FirstNet RFP process is expected to continue for many months, and now that we have submitted our response to the RFP, our activities will be primarily driven by questions or requests issued to us by FirstNet.  Given that this is a competitive government RFP process that is governed by confidentiality restrictions, we do not intend to provide interim updates except to the extent required under applicable securities laws.

Of course, there is no assurance that we will be successful in our pursuit of spectrum opportunities related to FirstNet or any other spectrum opportunities that we identify, or in recognizing the benefits we identified related to our continued exploration of the FirstNet opportunity, or in converting our non-contiguous licensed spectrum holdings to contiguous spectrum allocations suitable for broadband uses.

Our Competitive Strengths

We believe the following strengths can provide us with a significant competitive advantage in implementing our business strategy:

Executive Team Track Record. Our senior executive team has a long, proven track record, with over 80 years of combined experience in the wireless telecommunications and dispatch radio industry. They are considered to be leaders in the industry and led the creation of the first all-digital nationwide wireless network that brought PTT to the mass business and consumer markets. Brian McAuley and Morgan O’Brien, our Chairman and Vice Chairman, respectively, were the co-founders of Nextel. While Mr. O’Brien remained on the board at Nextel, Mr. McAuley, after serving as Nextel’s President and Chief Executive Officer for seven years, went on to found NeoWorld Communications in 1999. NeoWorld was subsequently purchased by Nextel in 2003. In addition, several members of our current management team held leadership roles at Nextel, including our President and Chief Executive Officer, John Pescatore, Leon Frazier, our Chief Sales and Marketing Officer, Timothy Gray, our Chief Financial Officer, Robert Schwartz, our Chief Strategy and Development Officer, and Thomas Sidman, our Chief Legal Officer. We believe the combined strength of our executive team provides us with a significant competitive advantage to both develop our business as a private carrier dedicated to businesses and critical infrastructure entities and pursue additional spectrum initiatives.

Dedicated PTT Network. We believe our ability to offer a dedicated PTT network to our targeted dispatch-centric business customers in major markets throughout the United States will be a significant competitive advantage. Although the Tier 1 cellular carriers offer some form of PTT services, these PTT services are super-imposed on a network designed primarily for telephony and data-based services. As a result, there can be many short-comings, including latency (or delay) issues, as well as decreased quality of service, impaired functionality and reduced overall ease of use. Our PTT network solution, which is dedicated to dispatch, restores the speed, simplicity and reliability demanded by our targeted dispatch-centric customers and enhances their communications within their organizations and with their suppliers, vendors and customers.

Integrated Mobile Resource Management Solution. Our DispatchPlus service bundles our pdvConnect mobile resource management solution with a dedicated PTT network and customer handsets and devices designed for dispatch and PTT communications. This service enables quick communication and response among workers in the field and streamlined dispatch operations through faster exchanges of information by prioritizing messages from the field, which can reduce or eliminate wasteful “on hold time.”  Because pdvConnect is a cloud-based service offering, there is no software on the subscriber device, which makes it easier for our customers to deploy and to begin utilizing pdvConnect.

Attractive Pricing Model. We believe our DispatchPlus service offers significant value to our dispatch-focused customers, and arguably greater value than our competitors’ PTT offerings. We offer our solution at a monthly price that is significantly lower than the monthly fees currently charged by Tier 1 cellular carriers for their PTT with comparable mobile resource management solutions. While SMR dispatch providers may offer their solutions at competitive prices, we believe our DispatchPlus service provides two significant value advantages over our SMR competitors: (i) we have the ability to offer greater coverage given our nationwide spectrum position and (ii) our service includes our proprietary pdvConnect solution, only some features of which can be obtained on local SMR networks through separate purchases from multiple third-party application providers.

Lower Deployment Costs. We are deploying our PTT network using the high-site, high-power digital network architecture developed by Motorola.  This technology allows us to provide services to major market areas with,  on average, 10 to 12 sites per market, as compared to the hundreds of sites required by the low-site, low-power architectures that many of our Tier 1 carrier competitors utilize. We believe this technology-based coverage advantage will drive significantly lower deployment costs and ongoing operating and maintenance expenses versus our Tier 1 carrier competitors. In addition, given the amount of “prime” (below 1 GHz) spectrum we acquired and particularly the price at which we acquired it, we believe our cost for spectrum is considerably less than recent industry transactions.  Also, because our pdvConnect solution becomes integrated with the business operations of our customers and our customers elect to make an investment in the PTT equipment we offer when they select our solution, our customer churn rate can be lower than the customer churn rate experienced by Tier 1 carriers.  This lower customer churn rate can help to reduce our overall customer acquisition costs and to drive a more predictable revenue stream.

Strategic Relationships. We have long-standing relationships with customers, vendors and wireless industry leaders. We have entered into a reseller agreement with Motorola, under which Motorola is providing us with its state-of-the-art digital technology for our PTT network and the mobile handsets and devices we offer to our customers. We also agreed to purchase equipment manufactured by Motorola for any future broadband network we deploy, provided that Motorola makes reasonable efforts to ensure the equipment meets our required sourcing criteria.  Further, we are leveraging Motorola’s nationwide dealer network, which we believe consists of over 750 dealers nationwide in more than 1,500 locations, as the primary channel to sell our DispatchPlus service.   Coupled with the support of our internal sales and marketing programs, we believe this approach will enable us to establish a presence in our markets and help to reduce the upfront costs of establishing a nationwide sales and distribution network.  In addition to our arrangements and relationship with Motorola, we believe our long-standing relationships with our customers and wireless industry leaders will help us build our dispatch business and pursue our spectrum initiatives.

Our Business Strategy

We intend to pursue the following business strategies to build our business and to enhance the long-term value of the Company:

Deploy Our PTT Network. We are a licensee of nationwide spectrum in the 900 MHz band.    We intend to establish our PTT network in major markets throughout the United States. Within these markets, we intend to offer our DispatchPlus service to our targeted dispatch-centric business customers.  As the only nationwide licensee focused solely on the PTT dispatch business, we have the opportunity to offer strong dispatch-only coverage throughout the United States, which will allow us to serve businesses with a presence in more than one local market. In addition, over time, we believe this national presence can provide us with both the scale and leverage that our existing local SMR competitors may have difficulty achieving. We commenced service in seven major metropolitan market areas, including Houston, Dallas, Atlanta, Philadelphia, Chicago, the greater New York area and Baltimore/Washington.

Provide a Differentiated PTT Service. Following Sprint’s decision to de-commission the legacy Nextel iDEN network in June 2013, we believe a compelling opportunity to provide a differentiated PTT service has emerged.    DispatchPlus, comprised of our proprietary pdvConnect mobile communication and resource management solutions and Motorola’s PTT digital technology network architecture and mobile devices, provides our customers with instant PTT communication abilities combined with a holistic workforce management solution. DispatchPlus offers the speed, simplicity, reliability and efficiency our dispatch-centric customers demand, and provides them with the opportunity to achieve greater workplace efficiency and return on investment than existing competitive PTT offerings.

Acquire and Retain the Most Valuable Customers. We intend to continue to focus on acquiring and retaining the most valuable business customers spanning industry verticals that have historically been dispatch-centric. These verticals include construction, distribution, transportation, field services, waste management and hospitality. Given the potential advantages of our DispatchPlus service over current PTT and dispatch solutions, we believe that we have the opportunity to gain market share as our customers choose our solution for a variety of factors, including price, quality of service, functionality, reliability and ease of use. In addition, because our solution is integrated with a customer’s business processes and the customer makes an investment in user equipment when they select our solution, we believe that the churn rate of our target customers can be significantly lower than the churn rate experienced by Tier 1 cellular carriers, which can help us to drive a more predictable revenue stream.

Leverage our Established Industry Relationships. Due to our executive team’s long, proven track record, we have significant market expertise and established industry relationships. We have significant relationships with wireless industry leaders, vendors and PTT operators. We intend to leverage these relationships in order to provide us with both a strategic and operational advantage. In addition, we intend to leverage our existing relationships to continue to hire and retain experienced and successful sales, operating, and technology personnel. We have entered into a reseller agreement with Motorola, who is providing us with the digital technology that we are using for our PTT network and for the mobile handsets and devices we offer to our customers. We also are utilizing Motorola’s existing dealer network as the principal channel to sell our DispatchPlus service in our existing launched markets.

Strategically Expand Service Offerings and Enhance Geographic Market Presence. Once we have successfully entered and demonstrated acceptable levels of sales productivity and financial performance in our initial major markets, we intend to further expand and enhance our geographic market presence into other attractive market areas.  That expansion may be through a variety of means, including deploying our own PTT network, leasing spectrum and/or through joint ventures.  We are also evaluating the potential to leverage our network deployments and spectrum to expand our solutions beyond voice dispatch.

Increase the Value of Our Spectrum. We are now the largest holder of FCC licenses in the 900 MHz band, with a nationwide footprint in the contiguous United States, plus Hawaii, Alaska and Puerto Rico.  We hold, on average, approximately 60% of the total number of 900 MHz SMR and B/ILT licensed channels in the top 20 metropolitan markets in the United States.  We anticipate the demand for high speed data and video services, even in the case of our targeted PTT customers,  will provide an impetus for change to expanded service offerings, including broadband technologies, over the longer term.  Accordingly, in November 2014, we and the Enterprise Wireless Alliance submitted a Joint Petition for Rulemaking to the FCC to propose realignment of a portion of the 900 MHz spectrum from narrowband to broadband. In addition to this regulatory action, we are also pursuing a number of broadband spectrum initiatives.  We believe the past experience and successes of our management team, combined with our anticipated market position as a leading private dispatch carrier, will provide us with the opportunity to increase the value of our spectrum and allow us to pursue additional spectrum opportunities.

Our PTT Network and Mobile Device Offerings

Our PTT Network.     Motorola has developed and designed the state-of-the-art digital technology we are utilizing for our PTT network.  For over 80 years, Motorola has set the standard for dispatch radio and PTT network technology.  The Motorola digital technology we are utilizing puts PTT at the core of functionality, in contrast to existing cellular technologies, such as the former iDEN network.  In addition, the Motorola digital technology network architecture is not based on the low-elevation, low-power, multi-site configurations used for cellular technologies, which can require hundreds of cell sites in a general market or metropolitan area. Instead, the architecture of the Motorola digital technology is high-site, high-power,  with a limited number of sites required in a general market or metropolitan area to provide on-street coverage. As a result, this technology platform and related siting approach allow us to deploy our PTT network on a limited number of sites in a metropolitan area (on average, 10 to 12 sites per major metropolitan area) when compared to the far greater number of sites we would be required to deploy if we relied on cellular technologies and network design approaches. Our network is also being designed and deployed for optimum PTT performance and functionality, and will support both one-to-one and one-to-many communications.  Finally, because the Motorola digital technology is already a commercially proven technology, our PTT network deployment is not subject to typical developmental risk or supply delays.

Our PTT Devices. The mobile handsets and vehicle-mounted devices we offer to our customers are also built to incorporate the Motorola digital technology.  These devices provide the functionality to allow “one button” PTT communications.  In addition, these devices are larger, more powerful, and more “ruggedized” than typical cell phones and/or smartphones.  We also include pdvConnect, our proprietary mobile resource management solution, with the DispatchPlus service.  Since it is a cloud-based solution, our customers are not required to download any additional software before using the features offered by pdvConnect.

Our DispatchPlus Services

For our targeted set of dispatch-centric small and medium-sized business customers, we offer our DispatchPlus service.  DispatchPlus, utilizing Motorola’s state-of-the-art digital PTT technology, provides our targeted customers with the voice quality and dependability they demand.  In addition to providing PTT functionality, DispatchPlus includes our proprietary pdvConnect mobile communication and resource management solution. This proprietary service offering is designed to give customers the ability to instantly set up PTT communications – either privately (one-to-one) or with a group (one-to-many) – within their calling area with just the touch of a “button.” In addition, pdvConnect can help companies increase productivity through the delivery of real-time information from mobile workers to dispatch operators, including Global Positioning System (“GPS”) tracking and real time location, worker status, activity reporting and field event logging.  pdvConnect can also integrate with corporate intranets and back-office systems, such as sales force automation, order entry, inventory tracking and customer relationship management.

The following table summarizes some of the key features of our pdvConnect solution:

•	Intelligent Call Queuing / Prioritization
•	Color Coded Worker Status Mapping
•	PTT Clock In / Out
•	PTT Job Start / Job Complete
•	PTT Broadcast to Any Mobile Device
•	Log Arrivals / Departures to Key Locations
•	Geofencing
•	Workforce Tracking
•	Locate Nearest Worker
•	Desktop and Tablet Command Center
•	Dispatch Dashboard & Metrics
•	Business Reporting

We intend to continually seek to enhance pdvConnect and our future wireless business solutions to meet the demands of our customers based on their industry and individualized business needs, including a wide array of fleet and workforce management services that utilize the capabilities of our data network, such as the ability to accurately and in real time locate handsets using GPS technology. We also back our services with an enterprise-grade, dedicated customer support team.

Our Sales and Marketing Strategy

We target our DispatchPlus service for small and medium-sized businesses with fewer than 1,000 employees that operate in industry verticals that, given the nature of their business and their asset and human resource profile, have historically been dispatch-centric. These verticals include construction, distribution, transportation, field services, waste management and hospitality. We believe our DispatchPlus service can provide these businesses with the instant communication services they need, and, coupled with our pre-packaged pdvConnect communication and resource management solution, the speed and simplicity they need to operate efficiently. We offer our services on a no-contract basis, with services billed on a monthly basis.

We are establishing our PTT dispatch network in major markets throughout the United States.  We have commenced service in the following seven major metropolitan areas during fiscal 2016, including Houston, Dallas, Atlanta, Philadelphia, Chicago, the greater New York area, and Baltimore/Washington.  The criteria we use for selecting markets, as well as the order of our network rollout, is based on a number of factors, including:  the overall population size of the market, the number of dispatch-centric businesses in the market, the cost and effort required to establish our network in the market, the existing competition in the market and the strength of our sales representatives in the market.

We primarily offer our DispatchPlus service to customers indirectly through third-party sales representatives.  We are currently selecting our sales representatives from Motorola’s nationwide dealer network, which we believe consists of over 750 dealers nationwide in more than 1,500 locations, and from select third-party wireless dealers.  We support our indirect sales representatives by providing them with training, sales, marketing and advertising support from our internal sales and marketing team.  We also support our indirect sales representatives by placing a PDV dealer manager in each market in which we operate.  In addition, we are evaluating and implementing a number of sales initiatives, including multiple types of lead generation programs and hiring additional sales resources. We believe this approach of utilizing existing wireless dealers, to serve as our indirect sales representatives, coupled with our direct sales and marketing efforts and initiatives, will enable us to establish a presence in our markets and help to reduce the upfront costs of establishing a nationwide sales and distribution network.

To date, sales of our DispatchPlus service have been slower to ramp-up than our initial expectations for a number of reasons, including but not limited to, the performance of our indirect third-party sales representatives, longer initial sales cycle, and coverage gaps in certain markets due to delays in our deployment of planned sites that were not or have not yet been completed.  On the positive front, our sales prospects are growing and initial feedback from early customers and prospects indicates strong interest in our DispatchPlus service offering.  Further, we are currently focusing our resources on the seven markets where we have commenced service.  That focus includes trialing and implementing a number of sales and marketing initiatives and strategies aimed at increasing sales of our DispatchPlus service and developing a predictable sales funnel and process.  These initiatives include:

•	Identifying and targeting high-value, small and medium-sized business customers that we believe will benefit from our DispatchPlus service;
•	Focusing our advertising and marketing efforts on communicating the benefits of our services to business customers in our targeted market verticals;
•	Developing and bringing to market innovative features that continue to differentiate us from other wireless communications service providers that provide PTT solutions;
•	Providing additional incentive programs to our third-party sales representatives and prospects;
•	Building and trialing a business development direct sales team in one of our seven markets and adding limited direct sales resources in the other markets;
•	Developing a centralized business development and telesales team to increase flow of qualified leads and sales across all of our market areas; and
•	Beginning to develop alternate sales channel strategies and identifying new sources of sales and leads in our targeted market verticals.

We intend to continue to focus our efforts on the initial seven markets where we have commenced service until we prove out our DispatchPlus business model in those markets.  We have continued to prepare for the rollout of our DispatchPlus service in more than thirteen additional markets by completing initial network designs and in some markets pursuing site development efforts, including site selection and lease negotiation.  This approach will allow us to more quickly and effectively proceed with new market deployments when we determine it is best to do so.  We also believe this approach will provide us with additional time and financial flexibility to refine our longer term strategies including those related to our Joint Petition.

Our Competition

The market for wireless and dispatch communication services has been and will continue to be characterized by intense competition on the basis of price, performance, technology advances and the features, functionality, quality and reliability of the offered services and products.  With respect to our DispatchPlus service, we compete with a number of wireless Tier 1 carriers.  Most of these competitors offer some form of PTT service, along with a selection of mobile resource management solutions.  In addition to the Tier 1 carriers, we also compete with local SMR and other dispatch service providers who offer PTT services to our targeted dispatch-centric business market verticals. With respect to our broadband and other spectrum initiatives, we compete with the Tier 1 carriers, local SMR operators and other public and private companies that are in the business of acquiring and developing spectrum assets.  In addition, our joint petition is opposed by certain incumbents and other third parties with conflicting business interests.  Many of the third parties who are not supportive of our broadband initiative or with whom we compete against for spectrum opportunities may have more resources, and greater political and regulatory influence, than we do.

Our Relationship with Sprint Corporation

In May 2014, we entered into an Asset Purchase Agreement with certain wholly-owned subsidiaries of Sprint (the “Sprint APA”) to acquire: (i) FCC licenses to operate a nationwide dispatch network in the 900 MHz band and (ii) certain 900 MHz equipment. We paid Sprint an aggregate of $100 million for these assets, consisting of $90 million in cash and $10 million in shares of our common stock at a price equal to $20.00 per share. In September 2014, we obtained the necessary approvals from the FCC to transfer the FCC licenses from Sprint to the Company, and we completed the closing of the purchase and sales of the spectrum assets (the “Spectrum Closing”).

Our Relationship with Motorola

We signed a reseller agreement with Motorola pursuant to which we agreed to purchase, and Motorola agreed to supply us with, the Motorola digital technology we are utilizing to deploy our PTT network and the mobile handsets and devices we are offering to our customers.    Additionally, Motorola invested $10 million in our subsidiary, PDV Spectrum Holding Company, LLC, that we formed to hold our 900 MHz spectrum licenses.  Motorola’s ownership interest in our subsidiary is convertible into shares of our common stock at a price equal to $20.00 per share. Motorola is not entitled to any profits, dividends or other distribution from the operations of our subsidiary.

In addition, we entered into a lease agreement with Motorola in which our subsidiary agreed to lease a portion of our 900 MHz licenses in exchange for an upfront, fully-paid lease fee of $7.5 million. Under the terms of this lease agreement with Motorola, Motorola can use the leased channels to provide narrowband services to certain qualified end-users. The end-users can only use the leased channels for their own internal communication purposes. The end-users cannot sublease the channels to any other end-users or to any commercial radio system operations or carriers. The lease agreement specifically states that the channels leased to Motorola will not be used in a manner that would be competitive with our services and limits the total number of channels that Motorola can lease in any market area. The lease agreement provides us with flexibility regarding the future use and management of our spectrum, including setting forth relocation and repurposing policies for or affecting the leased channels.

Motorola cannot enter contracts with end-users after December 31, 2020 without our consent and the payment of an additional fee. The initial lease period for any end-user cannot last more than seven years, and the lease can only be renewed for up to three years for an aggregate lease period of up to 10 years.  In addition, we agreed to purchase equipment manufactured by Motorola for any future broadband network we deploy, provided that Motorola makes reasonable efforts to ensure the equipment meets our required sourcing criteria.

Our Intellectual Property

To establish and protect our proprietary technologies and service offerings, we rely on a combination of patent, copyright, trademark and trade-secret laws, as well as confidentiality provisions in our contracts. We implemented a patent strategy designed to protect our technology and facilitate the commercialization of our service offerings. Currently, our patent portfolio is comprised of seven issued U.S. patents, two issued European patents and two issued Canadian patents, all of which have been assigned to and are owned by us. In addition, we have several trademarks and service marks to protect our corporate name, services offerings, goodwill and brand. There are currently no claims or litigation regarding these trademarks, patents, copyrights, or service marks. We also rely on trade-secret protection of our intellectual property. We enter into confidentiality agreements with third parties, employees and consultants when appropriate.

The Regulation of Our Business

We hold FCC spectrum licenses in the 900 MHz band as a non-interconnected, non-common carrier SMR service provider, and are subject to regulation as a Private Mobile Radio Service (“PMRS”) licensee by the FCC. The FCC regulates the licensing, construction, operation and acquisition of our wireless operations and wireless spectrum holdings in the United States.    Within the limitations of their spectrum holdings and available technology, PMRS operators are authorized by the FCC to provide non-interconnected mobile communications services, including two-way radio dispatch (sometimes referred to as walkie-talkie), and mobile data and internet services.

Licensing.  As a PMRS licensee, we are required to provide our wireless communication services on specified spectrum frequencies within specified geographic areas and must comply with the rules, regulations and policies adopted by the FCC. The FCC issues each spectrum license for a fixed period of time, typically 10 years in the case of the FCC licenses we currently hold. While the FCC has generally renewed licenses held by operating companies like us, the FCC has authority to both revoke a license for cause and to deny a license renewal if it determines that a license renewal is not in the public interest. Furthermore, we could be subject to fines, forfeitures and other penalties for failure to comply with FCC regulations, even if any such non-compliance is unintentional. The loss of any licenses, or any related fines or forfeitures, could adversely affect our business, results of operations or financial condition.

The Communications Act of 1934, as amended, and FCC rules and regulations require us to obtain the FCC’s prior approval before assigning or transferring control of wireless licenses, with limited exceptions.  The FCC’s rules and regulations also govern spectrum lease arrangements for a range of wireless radio service licenses, including the licenses we hold. These same requirements apply to any licenses or leases we may wish to acquire as part of our broadband initiatives.  The FCC may prohibit or impose conditions on any proposed acquisitions, sales or other transfers of control of licenses or leases. The FCC engages in a case-by-case review of transactions that involve the consolidation or sale of spectrum licenses or leases and may apply a spectrum “screen” in examining such transactions. Because an FCC license is necessary to lawfully provide wireless service, if the FCC were to disapprove any such request to acquire, assign or otherwise transfer a license or lease, our business plans would be adversely affected. Approval from the Federal Trade Commission and the Department of Justice, as well as state or local regulatory authorities, also may be required if we sell or acquire spectrum.

900 MHz Band Spectrum Reconfiguration. FCC approval will be required to allow repurposing of 900 MHz spectrum from narrowband to broadband and to allow the realignment of the 900 MHz spectrum so that it is capable of supporting the LTE technology consistent with our long-range broadband initiatives. A decision by the FCC declining to permit the needed spectrum repurposing and subsequent realignment activities could have a significant adverse effect on the value of our spectrum and on our future plans for provision of broadband services.

FCC Regulations. The FCC does not currently regulate rates for services offered by PMRS providers.  However, we may be subject to other FCC regulations that impose obligations on wireless providers, such as federal Universal Service Fund obligations, which require communications providers to contribute to a fund that supports subsidized communications services to underserved areas and users; rules governing billing, subscriber privacy and customer proprietary network information; roaming obligations; rules that require wireless service providers to configure their networks to facilitate electronic surveillance by law enforcement officials; rules governing spam, telemarketing and truth-in-billing; and rules requiring us to offer equipment and services that are accessible to and usable by persons with disabilities, among others. There are also pending proceedings that may affect spectrum aggregation limits and/or adjustment of the FCC’s case-by-case spectrum screens; regulation surrounding the deployment of advanced wireless broadband infrastructure; the imposition of text-to-911 capabilities; and the transition to IP networks, among others. Some of these requirements and pending proceedings (of which the foregoing examples are not an exhaustive list) pose technical and operational challenges to which we, and the industry as a whole, have not yet developed clear solutions. We are unable to predict how these pending or future FCC proceedings may affect our business, financial condition or results of operations. Our failure to comply with any applicable FCC regulations could subject us to significant fines or forfeitures.

State and Local Regulation. In addition to FCC regulation, we are subject to certain state regulatory requirements. The Communications Act of 1934, as amended, preempts state and local regulation of the entry of, or the rates charged by, any PMRS provider. State and local governments are permitted to manage public rights of way and can require fair and reasonable compensation from wireless providers for use of those rights of way so long as the compensation required is publicly disclosed by the government. The siting of base stations also remains subject to some degree of control by state and local jurisdiction. States also may impose competitively neutral requirements that, among other things, are necessary for universal service or to defray the costs of state E911 services programs, to protect the public safety and welfare, and to safeguard the rights of customers.

Tower Siting. In connection with deploying and operating our PTT network, we may be required to comply with various federal, state and local regulations that govern the siting, lighting and construction of transmitter towers and antennas, including requirements imposed by the FCC and the Federal Aviation Administration. FCC rules subject certain tower site locations to extensive zoning, environmental and historic preservation requirements and mandate consultation with various parties, including State and Tribal Historic Preservation Offices, which can make it more difficult and expensive to deploy facilities. The FCC has, however, imposed a tower siting “shot clock” that requires local authorities to address tower applications within a specific timeframe, which can assist carriers in more rapid deployment of towers. The FCC antenna structure registration process also imposes public notice requirements when plans are made for construction of, or modification to, antenna structures required to be registered with the FCC, potentially adding to the delays and burdens associated with tower siting, including potential challenges from special interest groups. To the extent governmental agencies continue to impose additional requirements like this on the tower siting process, the time and cost to construct towers could be negatively impacted.

Motor Vehicle Restrictions. A number of states and localities have banned or are considering banning or restricting the use of wireless handsets and devices while driving a motor vehicle, which in many instances could include the use of PTT devices. Such bans could cause a decline in the number of minutes of use by business customers or make our service less attractive to certain potential subscribers.

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

Our Employees

As of March 31, 2016, we had 81  full-time employees. None of our employees are covered by a collective bargaining agreement.  We believe that our relationship with our employees is positive.

Our Corporate Information

Our principal executive offices are located at 3 Garret Mountain Plaza, Suite 401, Woodland Park, New Jersey 07424. Our main telephone number is (973) 771-0300.  We were originally incorporated in California in 1997, and reincorporated in Delaware in 2014.  In November 2015, we changed our name from Pacific DataVision, Inc., to pdvWireless, Inc.  Our internet website is www.pdvwireless.com. We do not incorporate the information on or accessible through our website into this Annual Report, and you should not consider any information on, or that can be accessed through, our website a part of this Annual Report.

Available Information

We file with, or furnish to, the Securities and Exchange Commission (“SEC”) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, as well as various other information. Investors may access, free of charge, through the Investor Relations portion of the website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practical after such material is filed electronically with the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington D.C. 20549. The public may obtain information on the operation of the Reference Room by calling the SEC at 1-800-732-0330. The public may also view electronic filings of pdvWireless, Inc. by accessing SEC filings at http://www.sec.gov.

ITEM 1A.  RISK FACTORS

You should carefully consider the following risk factors, together with the other information contained in this Annual Report and our other reports and filings made with the SEC, in evaluating our business and prospects. If any of the risks discussed in this Annual Report occur, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected, in which case the trading price of our common stock could decline significantly. Some statements in this Annual Report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Cautionary Statement Concerning Forward-Looking Statements.”

Risks Related to Our Business

We have a limited history with respect to the implementation of our principal PTT business plans and with the spectrum realignment efforts we are pursuing with the FCC, which makes it difficult to evaluate our prospects and future financial results, and our business activities, strategic approaches and plans may not be successful.

Although we were incorporated in 1997, our business model and strategy changed significantly following our acquisition of 900 MHz spectrum licenses in September 2014.  Following this acquisition, we have commenced deploying PTT networks in major metropolitan markets in the United States and pursuing an FCC rulemaking process aimed at realigning our spectrum from narrowband to broadband. As a result, the ability to forecast our future operating results is limited and subject to a number of risks and uncertainties, including our ability to accurately forecast and estimate our future revenue growth and the expenses of deploying our PTT networks and pursuing our broadband spectrum initiatives. We have encountered, and expect to continue to encounter, risks and uncertainties frequently experienced by new businesses in highly competitive and technical markets. If our assumptions regarding these risks and uncertainties are incorrect or change in reaction to changes in our markets, in our FCC rulemaking process, in our business plans or opportunities, in PTT or other communications technologies, in economic conditions, or if we do not manage or address these risks and uncertainties successfully, our results of operations could differ materially and adversely from our expectations.

As a new and unproven business, any future success will depend, in large part, on our ability to, among other things:

•	buildout our PTT dispatch-centric networks on a timely and cost-effective basis;
•	expand and retain a customer base for our DispatchPlus service on a timely and cost-effective basis;
•	attract and incentivize indirect dealers to successfully act as our primary sales representatives for our DispatchPlus service;
•	add new DispatchPlus customers and increase revenues from existing DispatchPlus customers by adding additional users, devices and services;
•	obtain FCC approval for our Joint Petition for Rulemaking requesting the realignment of a portion of the 900 MHz spectrum from narrowband to broadband;
•	maintain our existing pdvConnect services business, which requires the continuation of our existing relationships with Tier 1 wireless carrier partners;
•	successfully compete in the PTT market against competitors with significantly greater resources and pricing flexibility;
•	continue to add features and functionality to our workforce management and other business communications solutions to meet customer demand; and
•	scale our internal business operations in an efficient and cost-effective manner.

Any failure to achieve one or more of these objectives could adversely affect our business, our results of operations and our financial condition.

We have had net losses each year since our inception, and may not achieve or maintain profitability in the future.

We have incurred net losses each year since our inception, including net losses of $21,827,967, $14,714,168, and $1,211,821 in the fiscal years ended March 31, 2016, 2015 and 2014, respectively. We expect to continue to incur significant net losses in the future for a number of reasons, including without limitation the risks and uncertainties described in this Annual Report related to the deployment of our PTT networks, the commercialization of our DispatchPlus service and the pursuit of our broadband spectrum initiatives.    Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in levels of revenue below our current expectations, or losses or expenses that exceed our current expectations.  If our losses or expenses exceed our expectations or our revenue growth assumptions are not met in future periods, we may never achieve or maintain profitability in the future.

We rely on the selling efforts of third-party sales representatives, such as Motorola’s dealer network, and if these parties do not perform, our business will be adversely affected.

We primarily offer our DispatchPlus services to customers indirectly through third-party sales representatives selected from Motorola’s nationwide dealer network and from other select third-party wireless dealers.  To date, sales of our DispatchPlus service have been slower to ramp-up than our initial expectations for a number of reasons, including but not limited to, the performance of our indirect third-party sales representatives, longer initial sales cycle, and coverage gaps in certain markets due to delays in our deployment of planned sites that were not or have not yet been completed.  We may not be successful in incentivizing our third-party sales representatives to promote our DispatchPlus services at the levels necessary to grow our business.  Moreover, our third-party sales representatives may receive better incentives from our competitors or other service providers.  In addition, the efforts and programs we implement, including our sales training, lead generation and marketing and advertising initiatives, may not be successful in increasing sales through our third-party sales representatives.  The failure by these parties to meet our sales expectations, or to effectively promote our DispatchPlus services, will adversely affect our business and our results of operations.  In addition, if our indirect sales channel fails to perform satisfactorily, we may be required to hire a direct sales force or otherwise increase our spending on initiatives to support our indirect sales channel, which would impose significant additional costs on us and could adversely affect our operations and financial condition.

We rely on Motorola to design, develop and supply our PTT network equipment and mobile handsets and devices.

Motorola has developed and designed the digital technology and equipment we are utilizing for our PTT network and the mobile handsets and devices we offer to our DispatchPlus customers.  In addition, we have entered into agreements with Motorola in which we have agreed to purchase our existing and future network equipment and the mobile handsets and devices we offer to our customers from Motorola, subject to certain terms and conditions.  As a result, our business is substantially dependent on Motorola’s ability and willingness to deliver high-quality network equipment and mobile handsets and devices in the quantities and on the time frames we require for our existing and future business.  Our business and operations would be negatively impacted by any failure by Motorola to meet our design, development and supply requirements.  Moreover, Motorola is also a  significant supplier of wireless communications equipment and devices to our competitors. Motorola may elect to focus a greater amount of their financial and other resources on the development of enhanced features and improved functionality for the wireless networks and equipment used by our competitors or on developing alternative technologies, rather than the network, equipment and technology used by us.  In such an event, we might be forced to supply our customers with services, equipment or devices that are either more costly or qualitatively inferior to the services, equipment or technologies offered by our competitors.  As a result, our arrangements with Motorola may reduce our operational flexibility and may delay or prevent us from employing new or different technologies that perform better or are available at a lower cost, because of the additional economic costs and other impediments to change generally, as well as those that arise under our agreements with Motorola. In the event that Motorola or another one of our suppliers is unable to deliver the network equipment and the mobile devices and handsets required by our existing and future operations, we may not be able to deploy our existing and future networks and offer services to our customers on a timely basis and with the competitive features, functionality and costs our business requires, any of which would adversely affect our future growth and our results of operations.

We may not be able to successfully operate our PTT business.

Our PTT networks and our DispatchPlus service target a very specific niche of potential customers within the existing market for wireless communications services. The subset of the market we are targeting with our PTT networks and our DispatchPlus service may not prove to be as large or as easy to convert from other competitive service offerings as we initially estimated.  For example, we have experienced slower customer growth than we initially anticipated in the seven markets in which we have deployed our PTT networks.  Because of this, we have implemented a number of sales, marketing and advertising initiatives and programs to increase sales in these markets and to supplement our indirect sales network.  Additionally, we have elected to delay the deployment of our PTT networks in additional markets until we have had time to evaluate these new initiatives and programs and assessed our ability to operate a profitable PTT business. Moreover, we cannot assure you that the past experience of our management team will be sufficient to enable us to successfully deploy and operate our DispatchPlus business.   Furthermore, our sales, marketing and advertising strategies and initiatives may not increase our revenues or allow us to increase our revenues at a pace that will enable us to pay our operating expenses or service any indebtedness we may incur. As a result, we cannot assure you that we can grow our PTT business at a rate sufficient to achieve and maintain profitability.

The wireless communications industry is highly competitive, and in order for us to build a successful business we will need to convert customers to our DispatchPlus service from the services offered by our competitors.

There are currently a number of national wireless communications services providers, including certain Tier 1 carriers, and local two-way SMR radio operators that offer two-way PTT dispatch services. We believe that a significant majority of our targeted DispatchPlus customers will be existing users of the PTT services offered by our competitors and may be difficult to attract away from the services offered by our competitors.  We have always expected, and we continue to believe, that to build a successful PTT business we will need to convert customers to our DispatchPlus service from the services offered by our competitors.  In order for us to compete effectively, we will need to demonstrate the superiority of our service offerings, and may be required to offer competitive or discounted prices in order to convert our targeted customers from the services they are receiving from our competitors.  In addition, our targeted customers operate in different industry verticals, and as a result, we will need to tailor our sales and marketing approach to many different categories of customers. If we are unable to convert customers to our DispatchPlus service from the services they are receiving from our competitors, our ability to grow our DispatchPlus business and our operating results will suffer.

Many of our competitors are financially stronger and have more resources than we do, which may limit our ability to compete with their service and product offerings and their spectrum initiatives.

Because of their resources and, in some cases, ownership by larger companies, many of our competitors are financially stronger and have more resources than we do, which may enable them to offer services and products to our targeted customers at prices that are below the prices at which we can offer comparable services or products.  In addition, these competitors may be able to use their greater resources to build networks and offer devices that are more robust, provide higher quality operation or offer enhanced features and functionality than the services and products we can offer to our targeted customers.  If we cannot compete effectively based on the price, quality and functionality of our service and product offerings, our revenues and growth may be adversely affected.

Additionally, national wireless communications service providers that offer cellular phone services that do not incorporate a PTT function, or that incorporate a PTT function that we consider inferior to our own in important areas, often provide customers with free or significantly discounted or subsidized handsets as an enticement to sign up for their particular suite of services, which can include services in addition to those offered by us.  In contrast, our customers typically purchase mobile handsets or devices from us or our dealers in order to utilize our DispatchPlus service.  The cost of the handsets that we offer our customers, as compared to cellular handsets that do not incorporate a PTT dispatch-centric, multi-function capability similar to that which is provided in our handsets, may make it more difficult or less profitable for us to attract customers. Moreover, the cost of our handsets combined with the offering of free handsets by some wireless communications services providers may require us to adopt subsidy programs that would cause us to absorb part of the cost of offering our handsets to new and existing customers. These increased costs for our targeted customers to acquire handsets for use on our PTT networks and any handset subsidy expenses we may need to absorb to offset a portion of these increased costs may reduce our growth and profitability.

Further, with respect to our spectrum initiatives, we compete with the Tier 1 carriers, local SMR operators and other public and private companies that are in the business of acquiring and developing spectrum assets.  In addition, our broadband spectrum initiatives may be opposed by incumbents and other third parties with conflicting business interests.  Many of the third parties who are not supportive of our broadband initiatives or with whom we compete against for spectrum opportunities may have more resources, and greater political and regulatory influence, than we do, which could prevent, delay or increase the cost of any spectrum initiatives.

If other wireless vendors or service providers improve their existing PTT dispatch services or we fail to keep pace with rapid technological changes, we may not be able to attract or retain our targeted customers.

A number of Tier 1 carriers already offer or plan to offer wireless equipment that is capable of providing PTT services or technologies that compete or could compete with our PTT service and product offerings. In addition, a number of third parties have developed mobile communication and workforce management applications that offer comparable functionality to pdvConnect, our suite of mobile resource management applications included with our DispatchPlus service.  Moreover, future technological advancements may occur quickly and may render our services or technology obsolete or enable other wireless technologies to offer services or functionalities that are equal to or better than those available in our PTT offerings.    In addition, competition among the differing wireless communications technologies could:

•	further segment the industry markets in which our target customers operate, which could reduce the demand for, and competitiveness of, our services and technology; and
•	reduce the resources devoted by third party suppliers, such as Motorola, to developing or improving the technology for our network and PTT offerings.

If the services,  technologies or applications offered by our competitors are perceived to be or become, or if any such services, technologies or applications introduced in the future are, largely comparable or superior to the PTT services, technologies or applications we offer, we may not be able to attract or retain sufficient numbers of our targeted customers or grow our business.

Moreover, the largest national wireless communications service providers by revenue, including the Tier 1 carriers, do not currently focus on PTT dispatch services as a primary component of their businesses. However, if that were to change, it would likely be difficult for us to compete effectively with such providers. These larger service providers have larger existing customer bases that they will be able to introduce PTT dispatch services to, have more money to spend on research and development that may enable them to create services and products that are qualitatively superior to ours, have the ability to conduct nationwide sales and marketing campaigns and may have the ability to operate successfully on a smaller profit per user margin due to the larger volume of customers they service.

If our customers do not renew their services with us, our future growth and operating results will be harmed.

We do not require our customers to enter into long-term contracts (unlike most of our local SMR system operator competitors) for our DispatchPlus service.  As a result, our business strategy depends on building and maintaining a loyal customer base.  Our ability to retain customers depends on a number of factors, including our ability to continue to offer our customers high-quality, robust and cost-effective services, the effectiveness of our customer support, the budgeted amounts that our targeted customers are prepared to devote to obtaining their mobile communications solutions and the service and product offerings of our competitors.  In addition, we may lose customers if we do not develop new solutions, features and functionality that meet their evolving needs.  Given our limited operating history in our recently launched DispatchPlus business, we are unable to accurately predict our customer renewal rates. If our customers do not renew their services with us, our future growth and operating results will be harmed.

We may face pressure to reduce our per user prices for our DispatchPlus service, which could adversely affect our operating results.

Our competitors may decrease prices or increase the features and functionality of their service and product offerings at an existing price,  which could require us to reduce the per user price for our DisptachPlus service. Competition in pricing and service and product offerings may also adversely impact our customer retention and churn rate. We may encounter market pressures to:

•	migrate existing customers to lower priced service offering packages;
•	restructure our service offering packages to offer more value;
•	reduce our service offering prices; or
•	respond to particular short-term, market specific situations, such as special introductory pricing or particular new product or service offerings, in a particular market.

To the extent that we are required to offer more competitive pricing packages, our average monthly revenue per user may decrease, which could adversely affect our results of operations.  In addition, any future pricing pressure could make it increasingly difficult for us to remain competitive.

If we do not successfully deploy our PTT networks in our existing and future markets, it may not be possible for us to compete effectively.

In June 2015, we commercially launched our PTT service in our first major market located in the greater, Houston, Texas metropolitan area.  Subsequently, we have commenced service in six additional major metropolitan market areas, including Dallas, Atlanta, Philadelphia, Chicago, the greater New York area, and Baltimore/Washington.  We previously announced that we have slowed our deployment of new markets until we have an opportunity to test and optimize the activities we are implementing to increase customer sales, including additional sales training to our indirect sales representatives, lead generation, and marketing and advertising campaigns.  In addition to containing a large number of potential customers, we intend to deploy our PTT networks in select major metropolitan markets that are strategically located throughout the United States to support our brand and our sales and marketing efforts. However, if we are not able to deploy our PTT networks quickly enough, or if we do not achieve satisfactory levels of penetration in our identified targeted customer verticals in our deployed markets, other competing services providers may be able to deploy their services and products and capture significant market share before we are able to enter particular markets or to achieve sufficient scale and penetration rates in particular markets, which could make it impossible for us to enter or to achieve satisfactory operating results in our existing and future markets. If we are unable to enter into or to achieve satisfactory operating results after entering, a market, we believe that our overall ability to compete effectively, and our overall profitability and growth will be negatively affected.

The products and services utilized by us and our suppliers may infringe on intellectual property rights owned by others.

We purchase network equipment and mobile products from Motorola and other suppliers that incorporate or utilize intellectual property which we do not own. From time to time our suppliers have received, and we and our suppliers may receive in the future, assertions and claims from third parties that the products or software utilized by us or our suppliers and service providers infringe on the patents or other intellectual property rights of these third parties. These claims could require us or an infringing supplier or service provider to discontinue certain activities or to discontinue using or selling the relevant products and services. Even when unsuccessful, these claims can be time-consuming and costly to defend, and divert management resources. If these claims are successful, we could be forced to pay significant damages or stop selling certain products or services or stop using certain trademarks, which could adversely affect our results of operations.

Our business could be negatively impacted by disruptions arising from causes beyond our control.

Major equipment failures, catastrophic events, power anomalies or outages, natural disasters, including severe weather, terrorist acts or breaches of network or information technology security that affect wireless networks, including transport facilities, communications switches, routers, microwave links, cell sites or other equipment or third party owned local and long-distance networks on which we rely, could have a material adverse effect on our business and results of operations.

We may be limited in our ability to grow unless we can timely and cost effectively expand our network capacity and coverage and address increased demands on our business systems and processes as needed.

Our business model depends on our ability to build and grow our customer base and to increase the usage of our services by our existing and future customers, on a timely and cost effective basis. To successfully increase our customer base and pursue our business plan, we must timely and economically:

•	expand the capacity and coverage of our network in each market we select for deployment;
•	secure sufficient transmitter and receiver sites at appropriate locations to meet planned system coverage and capacity targets;
•	obtain adequate quantities of base radios and other system infrastructure equipment;
•	obtain an adequate volume and mix of handsets, other user devices and related accessories to meet customer demand; and
•	potentially obtain additional spectrum in some or all of our markets.

If we are unable to achieve increased network capacity, or there are substantial delays in doing so, we could be required to invest additional capital in our infrastructure to satisfy our network capacity needs and otherwise may not be able to successfully increase our number of customers on a timely basis, or at all.  In addition, our operating performance and ability to retain our customers may be adversely affected unless we are able to timely and efficiently meet the demands for our services and address any increased demands on our customer service, billing and other back-office functions. If we outsource aspects of our customer care function to third parties, we cannot be sure that this outsourcing will not heighten these risks.

Our reputation and business may be harmed and we may be subject to legal claims if there is loss, disclosure or misappropriation of or access to our, or our customers’, information or other breaches of our information security.

We make extensive use of online services and centralized data processing, including through third-party service providers. The secure maintenance and transmission of customer information is an important element of our operations. Our information technology and other systems that maintain and transmit customer information, including location or personal information, or those of service providers, may be compromised by a malicious third party penetration of our network security, or that of a third-party service provider, or impacted by unauthorized intentional or inadvertent actions or inactions by our employees, or those of a third-party service provider. Cyber-attacks, which include the use of malware, computer viruses and other means for disruption or unauthorized access, have increased in frequency, scope and potential harm in recent years. While, to date, we have not been subject to cyber- attacks or other cyber incidents which, individually or in the aggregate, have been material to our operations or financial condition, the preventive actions we take to reduce the risk of cyber incidents and protect our information technology resources and networks may be insufficient to repel a major cyber attack in the future. As a result, our customers’ information may be lost, disclosed, accessed, used, corrupted, destroyed or taken without the customers’ consent.

In addition, we and third-party service providers process and maintain our proprietary business information and data related to our business-to-business customers or suppliers. Our information technology and other systems that maintain and transmit this information, or those of service providers, may also be compromised by a malicious third party penetration of our network security or that of a third-party service provider, or impacted by unauthorized intentional or inadvertent actions or inactions by our employees or those of a third-party service provider. We also purchase equipment from third parties that could contain software defects, malware, or other means by which third parties could access our network or the information stored or transmitted on our or our suppliers’ networks or equipment. We also may face increased risks of becoming subject to cyber-attacks or other cyber incidents as we expand our business model and activities to include establishing and operating our own dedicated network. As a result, our business information, or subscriber or supplier data, may be lost, disclosed, accessed, used, corrupted, destroyed or taken without consent. Any major compromise of our data or network security, failure to prevent or mitigate the loss of our services or customer information and delays in detecting any such compromise or loss could disrupt our operations, impact our reputation and customers’ willingness to purchase our service and subject us to additional costs and liabilities, including litigation, which could produce material and adverse effects on our business and results of operations.

Risks Related to Our FCC Rulemaking Request, Our Spectrum Initiatives and Our Use of Spectrum

Spectrum is a limited resource, and we may not be able to obtain sufficient spectrum to support our spectrum initiatives and our planned business operations and future growth.

Spectrum is a limited resource that is regulated in the United States by the FCC. The 900 MHz spectrum licenses we purchased from Sprint include geographic SMR licenses and site-specific B/ILT licenses. We believe we now own approximately 6 MHz of spectrum on average in the top 20 metropolitan markets in the United States, although we might not achieve 6 MHz of spectrum in each of the top 20 metropolitan markets. We believe this non-contiguous spectrum is more than sufficient to allow us to operate dedicated PTT networks using proven narrowband technologies in major markets throughout the United States. Nevertheless, we will need to acquire additional spectrum to support our broadband and the other spectrum initiatives we elect to pursue, and may need to acquire additional spectrum to support our future business plans and growth or our introduction of new products and technologies. We intend to prioritize our future acquisition of additional FCC licenses for spectrum, including SMR blocks and site specific licenses that we believe will ease the process of realigning a portion of the 900 MHz band from narrowband to broadband if and when the FCC approves our Joint Petition for Rulemaking. We have and intend to continue to acquire additional spectrum through negotiated purchases.  We also may elect to acquire additional spectrum in government-sponsored auctions of spectrum. We cannot assure you, however, that we will be successful in acquiring the additional spectrum we may need to support our realignment efforts, our future growth, our spectrum initiatives, our future network rollout plans or our future product and technology introductions on commercially reasonable terms, or at all. Any failure to obtain the spectrum required for our current and future business plans will adversely impact our revenues and our future growth potential and may adversely impact our ability to realign our 900 MHz spectrum and pursue our broadband spectrum initiatives.

Our Joint Petition for Rulemaking may not be successful, or may take more time or be more costly than anticipated.

In November 2014, we and the Enterprise Wireless Alliance submitted a Joint Petition for Rulemaking to the FCC to realign a portion of the 900 MHz band from narrowband to broadband.  We believe this realignment is consistent with the FCC’s mandate to promote more efficient use of limited spectrum resources generally and its ongoing efforts to make more spectrum available for broadband services specifically, particularly in the spectrum bands below 1 GHz.  In response to the Joint Petition for Rulemaking, the FCC issued a public notice requesting comments from interested third parties and asked a number of questions about the proposal. A number of interested third parties, including several incumbent licensees, filed comments with the FCC expressing their views, including both support and opposition, and asking a number of technical questions about our Joint Petition for Rulemaking.  In May 2015, we and the Enterprise Wireless Alliance filed proposed rules with the FCC related to our Joint Petition for Rulemaking.  Comments on the proposed rules were filed in June 2015 and reply comments in July 2015.  The proposed rules outline our recommended procedural and technical operating parameters, including field strength limits, processes related to the administration and sequencing of the proposed realignment of the 900 MHz band and requirements for the broadband operators to provide comparable facilities to incumbent licensees, to pay the cost of their realignment and to utilize an emission mask with advanced filtering capability specifically designed to protect licensees adjacent to the proposed broadband portion of the 900 MHz band.

We have now responded to all outstanding requests for information from the FCC, and we currently are awaiting FCC action on our Joint Petition for Rulemaking.  The FCC’s action may take a number of forms:  ranging from a Notice of Proposed Rulemaking, to a Notice of Inquiry, to a dismissal of the Joint Petition without further action. To our knowledge, the FCC has not reached a decision on the Joint Petition. We currently believe that the most likely outcome is that the FCC will adopt a Notice of Inquiry as the next step in the process.  We, however, do not know the content or scope of a potential Notice of Inquiry.  A Notice of Inquiry is a vehicle for the FCC to gather additional information for the record.  If the FCC elects to adopt a Notice of Inquiry, it could request additional information and input on the optimal use of the 900 MHz band generally.  A Notice of Inquiry could also request information on the specific issues and proposed solutions raised by us and other commentators in the proceeding.  The adoption of a Notice of Inquiry does not mean that the FCC has denied our Joint Petition, or that our Joint Petition will not ultimately result in a Notice of Proposed Rulemaking.  We continue to believe in the merits of our proposal, and that our Joint Petition is consistent with the FCC’s past practices and policies.  Nevertheless, obtaining a favorable result from the FCC may take a significant amount of time and resources. Even if the FCC does decide to move to a rulemaking proceeding, the FCC’s decision may be subject to legal objections from other licensees and users of licensed spectrum in the 900 MHz band not held by us. As a result, there is no assurance that we will ultimately be successful in obtaining the necessary approvals required to realign a portion of the 900 MHz spectrum from narrowband to broadband. Further, the FCC may impose a number of requirements or restrictions on our business as a condition of its potential approval of our realignment request, which may include provisions in addition to those procedural and technical parameters and requirements already recommended in our proposed rules.  Any such requirements or restrictions may impede or delay our realignment plans, result in our realignment plans being more costly than we currently anticipate or impede our ability to pursue or implement our future broadband initiatives.  Moreover, we believe we will be required to make additional spectrum purchases and to reconfigure our non-contiguous spectrum to achieve a contiguous 3x3 MHz position in markets throughout the U.S.  Our ability to successfully implement this strategy may take more time and be more expensive than we currently anticipate, and we ultimately may not be able to complete the necessary spectrum acquisitions and reconfiguration.

Our spectrum initiatives may not be successful, may require us to raise significant additional capital or may require us to materially change our business plans and operations.

In connection with our Joint Petition for Rulemaking, we are engaged in a number of initiatives to facilitate our ability to deploy a broadband network in the 900 MHz band and enhance the long-term value of our spectrum assets, including acquiring additional spectrum to support our realignment efforts and the deployment of a future broadband network, attempting to build consensus with incumbents, developing a strategic plan for our future deployment of a broadband network in the 900 MHz band, and evaluating whether existing technologies and equipment can be used to support such a 900 MHz broadband network.   In addition to our broadband opportunities in the 900 MHz band, we are pursuing additional spectrum and related wireless service opportunities.  The potential opportunities we have been exploring include several surrounding the First Responder Network Authority (“FirstNet”), which involves government plans and a related process to provide a substantial amount of funding for the build-out and operation of a dedicated Nationwide Public Safety Broadband Network (“NPSBN”) that also may be used, on a non-priority, excess capacity basis, to meet the wireless service needs of a variety of commercial customers.  There is no assurance, however, that we will be successful in our pursuit of spectrum opportunities related to FirstNet or any other spectrum opportunities that we identify, in converting our non-contiguous licensed spectrum holdings to contiguous spectrum allocations suitable for broadband uses, or in deploying any broadband mobile wireless communications network.  In addition, any spectrum opportunities we pursue may require us to raise significant additional capital or to materially change our business plans and operations.

Government regulations or actions taken by governmental bodies could adversely affect our business prospects, future growth and results of operations.

The licensing, construction, operation and sale of wireless telecommunications systems are regulated by the FCC and, depending on the jurisdiction, state and local regulatory agencies. In particular, the FCC imposes significant regulation on licensees of wireless spectrum with respect to how the spectrum is used by licensees, the nature of the services that licensees may offer and how the services may be offered, including resolution of issues of interference between spectrum bands. If we fail to comply with applicable FCC regulations, we may be subject to sanctions, which may have a material adverse effect on our business.  In addition, the FCC grants wireless licenses for terms of generally ten years that are subject to renewal and revocation. There is no guarantee that our licenses will be renewed. Failure to comply with FCC requirements applicable to a given license could result in revocation or non-renewal of the license, depending on the nature and severity of the non-compliance.

Future changes in regulation or legislation could impose significant additional costs on us either in the form of direct out of pocket costs or additional compliance obligations.    We may be subject to FCC regulations that impose obligations on wireless providers, such as federal Universal Service Fund obligations, which require communications providers to contribute to a fund that supports subsidized communications services to underserved areas and users; rules governing billing, subscriber privacy and customer proprietary network information; rules prescribing roaming service obligations; rules that require wireless service providers to configure their networks to facilitate electronic surveillance by law enforcement officials; rules governing spam, telemarketing and truth-in-billing; and rules requiring us to offer equipment and services that are accessible to and usable by persons with disabilities, among others. In addition, some state and local jurisdictions have adopted legislation that could affect our costs and operations in those areas,  including certain billing practices and consumer-related issues that may not be pre-empted by federal law. Further, the FCC and other federal, state and local governmental authorities could adopt new regulations or take actions, including imposing taxes or fees on our business or that we must pass through to our customers, that could adversely affect our business prospects or results of operations.    For example, some jurisdictions have adopted laws restricting or prohibiting the use of portable communications devices while driving motor vehicles, often including PTT devices. If similar laws are enacted in other jurisdictions, we may experience reduced subscriber usage and demand for our services, which could have a material adverse effect on our results of operations.

Further, the FCC and Congress may make additional spectrum available for communications services, which may result in the introduction of additional competitive entrants to the already crowded wireless communications marketplace in which we compete.  For example, the federal government recently created and funded the First Responder Network Authority (“FirstNet”), which the federal government authorized to help accomplish, fund and oversee the deployment of a dedicated Nationwide Public Safety Broadband Network (“NPSBN”).  Such an NPSBN may provide an additional source of competition to the 900 MHz broadband network we intend to deploy if the FCC approves our Joint Petition for Rulemaking.  Please see the risk factor “Our Joint Petition for Rulemaking may not be successful, or may take more time or be more costly than anticipated” above regarding the impact government regulations and actions may have on our request to realign a portion of the 900 MHz band from narrowband to broadband.

Our spectrum is a key asset, and the value of our spectrum may fluctuate significantly based on supply and demand, as well as technical and regulatory changes.

The FCC spectrum licenses we hold are a key asset of the Company.  The value of our spectrum may fluctuate based on various factors, including, among others: the regulatory status of our Joint Petition for Rulemaking; potential uses of our spectrum based on FCC rules and regulations and available technology; the market availability of spectrum; existing demand for spectrum resources; regulatory changes by the FCC to make additional spectrum available or to promote more flexible uses of existing spectrum; the fluctuation of auction prices of spectrum in neighboring bands or any unsuccessful auctions of such spectrum.  Similarly, the price of any additional spectrum we desire to purchase to support our spectrum initiatives or our future business plans and growth will also fluctuate based on similar factors.  Any decline in the value of our spectrum or increases in the costs of spectrum we decide to acquire could have an adverse effect on our market value and our business and operating results.

Risks Related to Our Organization and Structure

We depend on our executive officers and key personnel.

Our success depends to a significant degree upon the contributions of our executive officers and key personnel. Although we have adopted a severance plan for our executive officers, we do not otherwise have long-term employment agreements with any of our executive officers or key personnel.  In addition, there is no guarantee that these individuals will remain employed with us. If any of our executive officers or key personnel were to cease employment with us, our operating results could suffer. Further, the process of attracting and retaining suitable replacements for our executive officers and key personnel whose services we may lose would result in transition costs and would divert the attention of other members of our senior management team from our existing operations. The loss of services from our executive officers or key personnel or a limitation in their availability could materially and adversely impact our business, prospects and results of operations. Further, such a loss could be negatively perceived in the capital markets. We have not obtained and do not expect to obtain key man life insurance that would provide us with proceeds in the event of the death or disability of any of our executive officers or key personnel.

We may change our operational policies, spectrum initiatives and business and growth strategies without stockholder consent, which may subject us to different and more significant risks in the future.

Our executive management team, with oversight from our board of directors, establishes our operational policies, spectrum initiatives and business and growth strategies. Our board of directors and executive management team may make changes to, or approve transactions that deviate from, our current policies, initiatives and strategies without a vote of, or notice to, our stockholders. This could result in us conducting operational matters, making investments or pursuing different initiatives, business or growth strategies than those we are currently pursuing. Under any of these circumstances, we may expose ourselves to different and more significant risks and increase our expenses and financial requirements, any of which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

If we fail to implement and maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial results, which would materially and adversely affect our value and our ability to raise any required capital in the future.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We have discovered and may in the future discover areas of our internal controls that need improvement or additional documentation.  For example, in April 2015, our management identified an error in our calculation and reporting of the weighted average shares of common stock outstanding, and the related net loss per common share (basic and diluted), for the six month periods ended September 30, 2013 and 2014, the three and nine month periods ended December 31, 2013 and the nine month period ended December 31, 2014, as reported in our filings with the Securities and Exchange Commission (“SEC”). Specifically, in calculating the weighted average shares of common stock outstanding, management incorrectly considered the effect of two corporate actions the Company completed in connection with its June 2014 private placement, including: (i) the conversion of all outstanding shares of preferred stock into common stock and (ii) the exchange of nearly all outstanding warrants to purchase preferred stock for shares of common stock (the “Corporate Actions”), as if such events occurred at the beginning of each of these reporting periods, instead of only considering the effect of these Corporate Actions after their actual effective date in June 2014. As a result, our disclosure of the weighted average shares of common stock outstanding for the six month periods ended September 30, 2013 and 2014, the three and nine month periods ended December 31, 2013 and the nine month period ended December 31, 2014 were higher, and our disclosure of the related net loss per common share (basic and diluted) were lower, than they should have been if we correctly gave effect to the Corporate Actions only after their actual effective date in June 2014. Although the corrections had no impact on the Company’s net loss reported in the statements of operations, balance sheets or the statements of cash flows for the above mentioned periods and our audit committee did not determine that our financial statements for such periods should no longer be relied upon as a result of the errors in the presentation of the weighted average shares of common stock outstanding, our management identified a significant deficiency in our internal control over financial reporting. To remediate the significant deficiency in our internal control over financial reporting, we implemented additional internal control procedures, including additional training and review procedures, to ensure we appropriately track, calculate and report the weighted average shares of common stock outstanding, and related net loss per common share (basic and diluted), in future reporting periods.

Prior to becoming a public company in February 2015, we had not been subject to public reporting requirements and had not been required to assess our internal controls.  In addition, we previously had operated with a limited internal accounting team.  In the process of preparing to become a public company, we strengthened our internal accounting team and resources and our internal controls.  Nevertheless, we cannot be certain that we will be successful in implementing or maintaining effective internal controls for all financial periods.  As we grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective.  The existence of any material weakness or significant deficiency in the future may require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner.  In addition, the existence of any material weakness in our internal controls could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect our value and our ability to raise any required capital in the future.

Changes in accounting rules, assumptions and/or judgments could materially and adversely affect us.

Accounting rules and interpretations for certain aspects of our operations are highly complex and involve significant assumptions and judgments.  Our reported financial statements have been and will continue to be based on our assumptions and judgments, and any changes in these assumptions or judgments could have a material impact on our results of operations and the other information contained in our financial statements.  The complexities of these assumptions and judgments could also lead to a delay in the preparation and dissemination of our financial statements, or could subject our financial statements to restatement if our independent auditors, the SEC or we determine such assumptions or judgments must be changed. Furthermore, changes in accounting rules and interpretations could significantly impact our financial statements. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements. Any of these circumstances could have a material adverse effect on our reported financial condition and results of operations.

We have a concentration of risk related to the accounts receivable from two of our third-party carriers and failure to fully collect outstanding balances from these carriers may adversely affect our results of operations in the near term.

We offer pdvConnect as a mobile workforce management application directly through our sales force and indirectly through third-party carriers. As of March 31, 2016, we have accounts receivable balances owed to us by two of our carriers representing approximately 49% and 32%, respectively, of our accounts receivable balances. We maintain an allowance for doubtful accounts based on the credit risk, historical trends, and other information, as well as for any specific instances we become aware of that may preclude us from reasonably assuring collection on outstanding balances. Determining the allowance for doubtful accounts is judgmental in nature and often involves the use of significant estimates. A determination that requires a change in our estimates for the accounts receivable from either of these two carriers, or a failure by these carriers to pay a significant portion of outstanding accounts receivable balances, could have a negative impact on our results of operations and financial condition in the near term as we are in the early stages of pursuing our DispatchPlus business.

Risks Related to Our Common Stock

We have a limited trading history and there is no assurance that a robust market in our common stock will develop or be sustained.

Our common stock began trading on The NASDAQ Capital Market in February 2015.  Since our common stock began trading, we have had limited daily trading volume and we cannot assure you that a more active or liquid trading market for our common stock will develop, or will be sustained if it does develop either of which could materially and adversely affect the market price of our common stock, our ability to raise capital in the future and the ability of stockholders to sell their shares at the volume, prices and times desired. In addition, our lack of significant operating history relevant to our DispatchPlus business and the early stage of development of our spectrum initiatives makes it difficult to evaluate our business, our future prospects and the valuation of our Company, which limits the liquidity and volume of our common stock, and may have a material adverse effect on the market price of our common stock.

Our common stock prices may be volatile which could cause the value of our common stock to decline.

Prior to the listing of our shares of common stock on The NASDAQ Capital Market in February 2015, there was no public market for our common stock. The market price of our common stock may be highly volatile and subject to wide fluctuations. Our financial performance, spectrum initiatives, tax laws, interest rates and market conditions in general could have a significant impact on the future market price of our common stock.

Some of the factors that could negatively affect or result in fluctuations in the market price of our common stock include:

•	the rate of customer adoption of our DispatchPlus service, the rate of our deployment of our PTT networks or actual or anticipated variations in our quarterly operating results;
•

the status of our FCC petition for rulemaking, including any actions that may delay the rulemaking process, or any requirements or restrictions the FCC imposes on the future use of our spectrum in any proposed rulemaking;

•	market reaction to our spectrum initiatives and any changes in our business plans;
•	additions or departures of key personnel;
•	changes in market valuations of similar companies;
•	actions by our stockholders;
•	speculation in the press or investment community;
•	general market, economic and political conditions, including an economic slowdown or dislocation in the global credit markets;
•	our operating performance and the performance of other similar companies;
•	changes in accounting principles, judgments or assumptions; and
•	passage of legislation or other regulatory developments that adversely affect us or our industry.

Concentration of ownership will limit your ability to influence corporate matters.

Based on our review of publicly available filings as of May 12, 2016, funds affiliated with Cerberus Capital Management beneficially owned approximately 24.5% of our outstanding shares of common stock.  In addition, our next five largest stockholders beneficially owned an aggregate of approximately 42.9% of our outstanding shares of common stock based on publicly available filings as of May 12, 2016 (including, 12.7% by funds affiliated with Owl Creek; 10.5% by funds affiliated with Pacific Investment Company; 7.8% by funds affiliated with American Financial Group; 6.0% by funds affiliated with QVT Financial LP; and 5.8% by funds affiliated with Credit Suisse). In addition, our directors and executive officers beneficially owned approximately 9.51% of our outstanding capital stock.    Although we are not aware of any voting arrangements between these stockholders, they have the ability to determine (if acting together) or significantly influence (if acting as a group of two or more): (i) the outcome of any corporate actions submitted by our Board of Directors for approval by our stockholders and (ii) any proposals or director nominees submitted by a stockholder.   Further, they could place significant pressure on our Board of Directors to pursue corporate actions, director candidates and business opportunities or initiatives they identify.  For example, these stockholders could effectively block the proposed sale of the company recommended by our Board of Directors.  Alternatively, these stockholders could place pressure on our Board of Directors to pursue a sale of the company or its assets.  As a result of this concentration of ownership, our other stockholders may have no effective voice in our corporate actions or the operations of our business, which may adversely affect the market price of our common stock.

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

We cannot predict whether investors will find our common stock less attractive if we continue to rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, the JOBS Act also provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Nevertheless, at this time, we have elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

We do not intend to pay dividends on our common stock for the foreseeable future.

We currently intend to retain our future earnings, if any, to finance the development and expansion of our business and pursuit of our strategic initiatives and, therefore, do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in any financing instruments and such other factors as our Board of Directors deems relevant in its discretion. Accordingly, you may need to sell your shares of our common stock to realize a return on your investment, and you may not be able to sell your shares at or above the price you paid for them.

Future sales of our common stock, or preferred stock, or of other securities convertible into our common stock or preferred stock, could cause the market value of our common stock to decline and could result in dilution of your shares.

Our Board of Directors is authorized, without stockholder approval, to permit us to issue additional shares of common stock or to raise capital through the creation and issuance of preferred stock, other debt securities convertible into common stock or preferred stock, options, warrants and other rights, on terms and for consideration as our Board of Directors in its sole discretion may determine. Sales of substantial amounts of our common stock or of preferred stock could cause the market price of our common stock to decrease significantly. We cannot predict the effect, if any, of future sales of our common stock, or the availability of our common stock for future sales, on the value of our common stock. Sales of substantial amounts of our common stock by Sprint or Motorola or another large stockholder, or the perception that such sales could occur, may adversely affect the market price of our common stock.

In connection with becoming a public company, we filed a registration statement on Form S-8 to register the total number of shares of our common stock that may be issued under our 2004 Stock Plan, 2010 Stock Plan and 2014 Stock Plan, including the equity awards issued to our executive officers and directors.  Additionally, in January 2016, we filed a registration statement on Form S-8 to register 714,583 additional shares of common stock made available under the 2014 Stock Plan’s evergreen provisions, which provide for an annual increase on January 1 under the 2014 Stock Plan by an amount equal to the smaller of 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or a lesser amount determined by the Board. These shares of common stock are eligible for sale without restriction.

As of May 12, 2016, our directors and executive officers beneficially owned an aggregate of 9.51% of the equity interests in our Company, including restricted stock units and stock options. Subject to vesting and to transfer restrictions set forth in our insider trading policy,  our directors and executive officers may immediately sell their shares of common stock into the public market.

In addition, we may also issue additional shares of our capital stock or other securities that are convertible into or exercisable for our capital stock in connection with hiring or retaining employees or for other business purposes, including future sales of our securities for capital raising purposes.  The future issuance of any such additional shares of capital stock will result in the dilution of the ownership interests of our present stockholders and may create downward pressure on the trading price of our common stock.

Future offerings of debt securities or preferred stock, which would rank senior to our common stock upon our bankruptcy or liquidation, may adversely affect the market price of our common stock.

In the future, we may attempt to increase our capital resources by making offerings of debt securities or otherwise incurring debt. Upon bankruptcy or liquidation, holders of our debt securities and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. In addition, we may offer preferred stock that provides holders with a preference on liquidating distributions or a preference on dividend payments or both or that could otherwise limit our ability to pay dividends or make liquidating distributions to the holders of our common stock. Although we have no present plans to do so, our decision to issue debt securities or to issue preferred stock in any future offerings or otherwise incur debt may depend on market conditions and other factors beyond our control. As a result, we cannot predict or estimate the amount, timing or nature of our future offerings, and investors in our common stock bear the risk of our future offerings reducing the market price of our common stock and/or diluting their ownership interest in us.

We incur increased costs as a result of being a public company.

As a public company with securities registered under the Securities Act of 1933, as amended (the “Securities Act”), we need to comply with certain laws, regulations and requirements, certain corporate governance provisions of The Sarbanes-Oxley Act of 2002 (“The Sarbanes-Oxley Act”), related regulations of the SEC, and the requirements of The NASDAQ Capital Market. Complying with these statutes, regulations and requirements will occupy a significant amount of time from our Board of Directors and executive management team, and will significantly increase our costs and expenses going forward.

We are subject to Section 404 of The Sarbanes-Oxley Act of 2002, or Section 404, and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Beginning with this Form 10-K, which is the second annual report that we will be required to file with the SEC, Section 404 requires an annual assessment by our Chief Executive Officer and Chief Financial Officer of the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year following January 26, 2020, (b) the last day of the fiscal year in which we have total annual gross revenue of at least $1.0 billion, (c) the date on which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the prior second fiscal quarter (currently September 30th), or the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

In addition, we have elected to be subject to Section 203 of the Delaware General Corporation Law (the “DGCL”) by provision of our charter.    In general, Section 203 of the DGCL prevents an “interested stockholder” (as defined in the DGCL) from engaging in a “business combination” (as defined in the DGCL) with us for three years following the date that person becomes an interested stockholder unless one or more of the following occurs:

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

The DGCL generally defines “interested stockholder” as any person who, together with affiliates and associates, is the owner of 15% or more of our outstanding voting stock or is our affiliate or associate and was the owner of 15% or more of our outstanding voting stock at any time within the three-year period immediately before the date of determination.  As a result, our election to be subject to Section 203 of the DGCL could limit the ability of a third party to acquire control of us.

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

As a result, claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third party claims against us and may reduce the amount of money available to us.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We maintain four offices, Woodland Park, NJ, our corporate office, San Diego, CA, Reston, VA and West Conshohocken, PA.  The lease for our corporate headquarters at 3 Garret Mountain Plaza, Suite 401, Woodland Park, New Jersey, which began in November 2014 is for 66 months. The leased facility includes approximately 10,500 square feet of office space. The base rent under the lease is $14,875 per month began on June 1, 2015 with 3% annual escalators. We have the right of first offer for approximately 5,000 additional square feet, if the space becomes available. Our lease at 3377 Carmel Mountain Road, San Diego, California commenced in August 2015 for 48 months and includes 8,126 square feet. The base rent is $11,376 with 3% annual escalators. The lease contains one option to extend for an additional two years at our discretion. In October 2015, we renewed our lease at 1950 Roland Clarke Place, Suite 400, Reston, Virginia, for three years and three months.  The base rent is approximately $9,595 with approximately 3% annual escalators. The leased office facility includes approximately 4,952 square feet. The lease contains a renewal option for a term of two years at our discretion. Our lease at 200 Barr Harbor Drive, West Conshohocken, Pennsylvania for our sales office commenced in December 2015 and ends on June 30, 2016 with an automatic renewal based on the original term.  The base rent is approximately $2,400.

We do not own any real property.

ITEM 3.  LEGAL PROCEEDINGS AND OTHER MATTERS

We are not involved in any material legal proceedings or other legal matters at this time. However, from time to time, we may be involved in litigation that arises from the ordinary operations of business, such as contractual or employment disputes or other general actions.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On February 3, 2015, shares of our common stock became listed for trading on the NASDAQ Capital Market under the symbol “PDVW.” Prior to the listing of our shares of common stock on the NASDAQ Capital Market, there was no public market for our common stock. The following table sets forth the high and low sales prices of our common stock as reported by the NASDAQ Capital Market for the periods indicated.

	Sales Price
	2016
	High	Low
Year ended March 31, 2016
Fourth Quarter	$34.66	$21.01
Third Quarter	$31.83	$22.27
Second Quarter	$43.16	$25.07
First Quarter	$56.00	$40.84

Year ended March 31, 2015
Fourth Quarter (from February 3, 2015 through March 31, 2015)	$56.00	$39.06

As of June 1, 2015, we had 252 record holders of our common stock. The number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

Dividend Policy

We have never declared or paid any cash dividends on our common stock, and we do not currently anticipate declaring or paying cash dividends on our common stock in the foreseeable future. We currently intend to retain our future earnings, if any, to finance the development and expansion of our business. Any future determination to pay dividends will be at the discretion of our Board and will depend on our financial condition, results of operations, capital requirements, restrictions contained in any financing instruments and such other factors as our Board deems relevant in its sole discretion. See “Risk Factors – Risks Related to our Common Stock –We do not intend to pay dividends on our common stock for the foreseeable future.

Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The performance graph set forth below compares our cumulative total stockholder return since we commenced trading on February 3, 2015 through March 31, 2016, assuming an initial investment of $100 in our common stock, and in each of the NASDAQ Capital Market Composite Index and NASDAQ Telecommunications Index, and assumes the reinvestment of dividends. No dividends have been declared or paid on our common stock. The comparisons in the performance graph below are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock, and we do not make or endorse any predictions as to future stockholder returns.

Comparative Stock Returns (Quarterly)
pdvWireless, Inc. (PDVW)
NASDAQ Telecommunications (IXTC)
NASDAQ Capital Markets (RCMP)
250
200
150
100
50
0
2/3/2015
3/31/2015
6/30/2015
9/30/2015
12/31/2015
3/31/2016

	2/3/2015	3/31/2015	6/30/2015	9/30/2015	12/31/2015	3/31/2016
pdvWireless, Inc. (PDVW)	$ 100.00	$ 125.00	$ 105.33	$ 74.75	$ 68.75	$ 85.85
NASDAQ Telecommunications (IXTC)	$ 100.00	$ 100.05	$ 98.70	$ 90.80	$ 93.40	$ 96.78
NASDAQ Capital Markets (RCMP)	$ 100.00	$ 102.83	$ 105.24	$ 86.53	$ 85.19	$ 78.52

Securities Authorized for Issuance Under Equity Compensation Plans

The Company awards stock options and restricted stock units to its employees meeting certain eligibility requirements under plans approved by its stockholders in 2004, 2010 and 2014, referred to as the “2004 stock option plan”, “2010 stock option plan,” and “2014 stock option plan”, respectively.

	Number of Shares to be Issued Upon Exercise of Outstanding Stock Options (1)	Weighted-Average Exercise Price of Outstanding Stock Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	1,743,200	$22.99	663,442
Equity compensation plans not approved by security holders	—	—	—

(1)	Does not include 261,971 restricted stock units.

Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any equity securities not registered under the Securities Act during the year ended March 31, 2016.

On May 18, 2015, we completed a public offering of our common stock in which we raised net proceeds of approximately $64.8 million.  We registered the shares of common stock issued in the offering on a Registration Statement on Form S-1 (File No. 333-203681), which the SEC declared effective on May 12, 2015.  Through March 31, 2016, we have used approximately $4.1 million of the net proceeds from this offering.  We did not complete any transaction in which we paid any of these proceeds, directly or indirectly, to our directors or officers, to any person owning 10% or more of any class of our equity securities, to any associate of any of the foregoing, or to any of our affiliates.  There has been no material change in the expected uses of the net proceeds from the offering as described in our Registration Statement.

Issuer Purchases of Equity Securities

We did not repurchase any equity securities during the fiscal year ended March 31, 2016.

ITEM 6.  SELECTED FINANCIAL DATA

The following sets forth our selected financial data on a historical basis. You should read the following summary of selected financial data in conjunction with our historical financial statements and the related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Annual Report. Our historical consolidated statement of operations data for the years ended March 31, 2016, 2015, 2014 and 2013 and our consolidated balance sheet data as of March 31, 2016, 2015 and 2014 have been derived from the historical financial statements audited by our independent auditors, whose report with respect thereto is included elsewhere in this Annual Report.

Selected Consolidated Statement of Operations data:

	For the year ended March 31,
	2016	2015	2014	2013
Operating revenues	$3,543,529	$3,171,653	$3,539,595	$2,760,095
Loss from operations	$(21,929,779)	$(14,163,320)	$(886,473)	$(1,015,082)
Net loss	$(21,827,967)	$(14,714,168)	$(1,211,821)	$(1,239,918)
Net loss per common share basic and diluted	$(1.54)	$(1.46)	$(9.56)	$(9.78)
Weighted-average common shares used to compute basic and diluted net loss per share	14,156,848	10,048,210	126,759	126,759

Selected Consolidated Balance Sheet data:

	As of March 31,
	2016	2015	2014
Total assets	$274,048,960	$227,828,089	$803,191
Notes payable	991,810	—	3,405,808
Total liabilities	11,863,580	13,622,135	5,010,607
Stockholders' equity (deficit)	$262,185,380	$214,205,954	$(4,207,416)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and the related notes. This management’s discussion and analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and  intentions. Any statements that are not statements of historical fact are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause our actual results or events to differ materially from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those  identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this Annual Report. Except as required by applicable law we do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report.

The management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate such estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

Overview

We are a private wireless communications carrier and provider of mobile workforce communication and location based solutions focused on increasing the productivity of our customers’ field-based workers and the efficiency of their dispatch and call center operations.  We have commenced launching push-to-talk (“PTT”) networks in major markets throughout the United States.  Our proprietary and industry-validated suite of mobile communications and workforce management applications improve team communication and field documentation across a wide array of industries, including transportation, distribution, construction, hospitality, waste management and field services.  At the same time, we are pursuing a number of spectrum opportunities and initiatives, including but not limited to, a FCC regulatory process aimed at the realignment of our spectrum to be able to deploy broadband technologies to enterprises.  We maintain offices in Woodland Park, New Jersey, Reston, Virginia and San Diego, California.  We also maintain a sales office in West Conshohocken, Pennsylvania.

We are currently deploying and operating dedicated, wide-area, two-way radio networks that offer PTT communications services to primarily dispatch-centric, small and medium-sized businesses.  In June 2015, we commercially launched our PTT service, which we market as DispatchPlus™, in the greater, Houston, Texas metropolitan area.  We commenced service in six additional major metropolitan markets during fiscal 2016, including:  Dallas, Atlanta, Philadelphia, Chicago, the greater New York area and Baltimore/Washington.  Currently, we are in the process of completing two additional tower sites that we had initially designed for two of these markets.  Once those are in service, we will have completed the tower sites designed for the initial launch of these markets.  In addition, in a number of markets, we have or are in the process of deploying additional sites to expand our coverage area in these markets based on specific customer opportunities and/or our assessment of market opportunities.

We offer our DispatchPlus communications solutions, which combines pdvConnect™, our proprietary suite of mobile communication and workforce management applications with state-of-the-art digital network architecture and mobile devices manufactured by Motorola Solutions, Inc. and its subsidiaries (“Motorola”).  Built with the commercial dispatch user in mind, Motorola’s digital network architecture allows us to provide highly reliable, instant and wide-area PTT communication solutions to our customers.  Also developed for dispatch-centric businesses, pdvConnect is an easy to use and efficient mobile communication and workforce management solution that enable businesses to locate and communicate with their field workers and improve the documentation of work events and job status.

We expect that our DispatchPlus business will become our principal near term operating business.  We primarily market our DispatchPlus service to customers indirectly through third-party dealers selected from Motorola’s nationwide dealer network and other select wireless dealers.  We support our indirect sales representatives by providing them with training, marketing and advertising support from our internal sales and marketing team.  We are also implementing a number of sales initiatives, including lead generation programs and hiring additional sales resources.  We believe this approach of utilizing existing wireless dealers to serve as our indirect sales representatives, coupled with our focused direct sales and marketing efforts and initiatives, will enable us to establish a presence in our markets and help to reduce the upfront costs of establishing a nationwide sales and distribution network.

To date, sales of our DispatchPlus service have been slower to ramp-up than our initial expectations for a number of reasons, including but not limited to, the performance of our indirect third-party sales representatives, longer initial sales cycle, and coverage gaps in certain markets due to delays in our deployment of planned sites that were not or have not yet been completed.  On the positive front, our sales prospects are growing and initial feedback from early customers and prospects indicates strong interest in our DispatchPlus service offering.  Further, we are currently focusing our resources on the seven markets where we have commenced service.  That focus includes trialing and implementing a number of sales and marketing initiatives and strategies aimed at increasing sales of our DispatchPlus service and developing a predictable sales funnel and process.  These initiatives include:

•	Identifying and targeting high-value, small and medium-sized business customers that we believe will benefit from our DispatchPlus service;
•	Focusing our advertising and marketing efforts on communicating the benefits of our services to business customers in our targeted market verticals;
•	Developing and bringing to market innovative features that continue to differentiate us from other wireless communications service providers that provide PTT solutions;
•	Providing additional incentive programs to our third-party sales representatives and prospects;
•	Building and trialing a business development direct sales team in one of our seven markets and adding limited direct sales resources in the other markets;
•	Developing a centralized business development and telesales team to increase flow of qualified leads and sales across all of our market areas; and
•	Beginning to develop alternate sales channel strategies to identify new sources of sales and leads in our targeted market verticals;

We intend to continue to focus our efforts on the initial seven markets where we have commenced service until we determine which sales and marketing approaches produce the best results.  We have, however, continued to prepare for the rollout of our DispatchPlus service in more than thirteen additional markets by completing initial network designs and in some markets pursuing site development efforts, including site selection and lease negotiation.  This approach will allow us to more quickly and effectively proceed with new market deployments when we determine it is best to do so.  We also believe this approach will provide us with additional time and financial flexibility to refine our longer term strategies including those related to our Joint Petition.

Concurrently with launching our DispatchPlus business, we are pursuing initiatives to increase the efficiency and capacity of the spectrum licenses we hold, including filing (together with the Enterprise Wireless Alliance) a Joint Petition for Rulemaking with the FCC proposing a realignment of a portion of the 900 MHz spectrum from narrowband to broadband.  We have responded to all requests for information from the FCC and other interested parties, and we are currently awaiting FCC action.  The FCC’s action may take a number of forms ranging from:  a Notice of Proposed Rulemaking, to a Notice of Inquiry, to a dismissal of the Joint Petition without further action.  To our knowledge, the FCC has not reached a decision on the Joint Petition. We currently believe that the most likely outcome is that the FCC will adopt a Notice of Inquiry as the next step in the process.  We, however, do not know the content or scope of a potential Notice of Inquiry.  A Notice of Inquiry is a vehicle for the FCC to gather additional information for the record.  If the FCC elects to adopt a Notice of Inquiry, it could request additional information and input on the optimal use of the 900 MHz band generally.  A Notice of Inquiry could also request information on the specific issues and proposed solutions raised by us and other commentators in the proceeding.  The adoption of a Notice of Inquiry does not mean that the FCC has denied our Joint Petition, or that our Joint Petition will not ultimately result in a Notice of Proposed Rulemaking.  We continue to believe in the merits of our proposal, and that our Joint Petition is consistent with the FCC’s past practices and policies.  Nevertheless, obtaining a favorable result from the FCC may take a significant amount of time and resources. Moreover, there is no assurance that the FCC will adopt our proposed rules, or ultimately approve our Joint Petition.

In addition to this regulatory action, we are also pursuing a number of broadband and additional spectrum and wireless service opportunities, including acquiring additional spectrum to support our realignment efforts and the deployment of a future broadband network, attempting to build consensus with incumbents in the 900 MHz band, developing a strategic plan for our future deployment of a broadband or other wireless services in the 900 MHz band, and evaluating whether existing technologies and equipment can be used to support our spectrum initiatives and opportunities.   In addition to our opportunities in the 900 MHz band, we are pursuing additional spectrum and related wireless service opportunities. The potential opportunities we have been exploring include the First Responder Network Authority (“FirstNet”), which involves government plans and a related process to provide spectrum and a substantial amount of funding for the build-out and operation of a dedicated Nationwide Public Safety Broadband Network (“NPSBN”) that also may be used, on a non-priority, excess capacity basis, to meet the wireless service needs of a variety of commercial customers.  There is no assurance, however, that we will be successful in our pursuit of spectrum opportunities related to FirstNet or any other spectrum opportunities that we identify and attempt to pursue.

Prior to acquiring our 900 MHz spectrum, we were engaged in the development and sale of wireless communications applications, marketed primarily under the name pdvConnect.  We primarily offer these applications indirectly to the end users of two Tier 1 wireless communications carriers in the United States and, until July 2015, one international wireless communications carrier under licensing agreements between these carriers and us.  We also offer these applications directly to end users.

Basis of Presentation

Our financial statements for the fiscal year ended March 31, 2016 and 2015 and our financial condition and results of operations reflect the following corporate events that have occurred during the periods presented below.

Follow-on Offering.  In May 2015, we completed a registered follow-on public offering of our common stock that resulted in the sale of 1,725,000 shares at a purchase price of $40.00 per share, which included 225,000 shares sold pursuant to the underwriters’ exercise of their over-allotment option.  Net proceeds were approximately $64.8 million after deducting underwriting discounts and commissions and offering expenses.

Mexico.  We marketed our pdvConnect product through an international Tier 1 carrier located in Mexico. In May 2015, the agreement with the international carrier terminated and, upon termination of the agreement, except for any payments due to us, neither party has any further obligations under the agreement. Revenues from our international carrier were $12,907, $79,938 and $197,795  for the years ended March 31, 2016, 2015 and 2014, respectively.

Sprint APA.  On May 13, 2014, we entered into the an Asset Purchase Agreement to acquire:  (i) FCC licenses to operate a nationwide dispatch network in the 900 MHz band and (ii) certain 900 MHz equipment (the “Spectrum Assets”) from Sprint for a total of $100 million, including $90 million in cash and $10 million paid in 500,000 shares of our common stock (at a price equal to $20.00 per share). Pursuant to our agreement with Sprint, we delivered $13.5 million to Sprint as a deposit against our purchase of the Spectrum Assets following the close of our June 2014 private placement. In September 2014, we obtained the necessary approvals from the FCC to transfer the FCC licenses from Sprint to us, and we completed the closing of the purchase and sale of the Spectrum Assets by issuing 500,000 shares of our common stock and delivering the balance of the $90 million purchase price to Sprint.

June 2014 Private Placement. On June 10, 2014, we completed the June 2014 private placement in which we sold 10,925,000 shares of common stock at a purchase price of $20.00 per share in a  transaction exempt from registration under the Securities Act. FBR Capital Markets & Co. acted as the initial purchaser/placement agent for the June 2014 private placement. The net proceeds from the June 2014 private placement, after deducting our offering expenses and the payment of initial purchaser/placement agent discount or placement fees, were approximately $202 million. At the closing of the June 2014 private placement, we placed approximately 96% of the proceeds from the June 2014 private placement (net of any initial purchaser’s/placement agent’s discount and placement fees) in the PDV Investor Trust, a Delaware statutory trust pending the Spectrum Closing. On September 15, 2014, we completed the Spectrum Closing and the proceeds held in the PDV Investor Trust were distributed to the Company.

Reincorporation and Recapitalization. In connection with the June 2014 private placement, we completed a number of actions, including:

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

Proceeds from the January 2015 Private Placement. On January 26, 2015, we completed a private placement with a secondary closing on January 30, 2015. We sold 57,470 shares of common stock at a purchase price of $25.00 per share to certain accredited investors in reliance on exemptions from registration under the Securities Act. The net proceeds from the January 2015 private placement were approximately $1,386,000. The purpose of this private placement was to secure additional round lot stockholders to enable us to satisfy the initial listing standards of The NASDAQ Capital Market. We used the net proceeds for general corporate purposes, including working capital.

Summary of Significant Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, our actual results could differ from those estimates. Further, to the extent that there are differences between our estimates and our actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical performance, as these policies relate to the more significant areas involving our judgments and estimates.

We believe that the areas described below are the most critical to aid in fully understanding and evaluating our reported financial results, as they require management’s most significant judgments in the application of accounting policy or in making estimates and assumptions that are inherently uncertain and that may change in subsequent periods. Our significant accounting policies are set forth in Note 2 to our consolidated financial statements. Of those policies, we believe that the policies discussed below may involve a higher degree of judgment and may be more critical to an accurate reflection of our financial condition and results of operations.

Revenue Recognition. We recognize revenue in the period that persuasive evidence of an arrangement exists, delivery of the product has occurred or services have been rendered, we are able to determine the amount of revenue and when the collection of such amount is considered probable.  In accordance with the guidance provided in Accounting Standards Codification (“ASC”) Topic 605-45-45, Revenue Recognition – Principal Agent Considerations, we have determined that we are the primary obligor with respect to the service revenue derived from sales of our software applications through its Tier I domestic carrier partners. As a result, revenue is recorded at the gross amount billed to end-user customers for sales through these carrier partners. We recognized service revenue for our international carrier (which business relationship terminated in July 2015) on the net amount billed since we determined that we are not the primary obligor. We also sell service and applications directly to end-users, which are billed and collected directly by us.

In September 2014, Motorola paid us an upfront, fully-paid leasing fee of $7.5 million in order to lease a portion of our wireless spectrum licenses. The payment of the fee is accounted for as deferred revenue on our Consolidated Balance Sheets. We recognize leasing revenue in accordance with ASC Topic 840, Leases. The fee is amortized using the straight-line method over the lease term of approximately ten years, which represents the time period in which the benefits of the leased property are expected to be depleted.

We evaluate certain transactions for our DispatchPlus service offering to determine whether they should be viewed as a Multiple Element Arrangement provided in ASC Topic 605-25.  Judgment is required to properly identify the accounting units of the multiple deliverable transactions and to determine the manner in which revenue should be allocated among the units of accounting.  Multiple deliverable arrangements are presumed to be bundled transactions, and the total consideration is measured and allocated to the separate transactions based on their relative selling price with certain limitations.  The relative selling price for each deliverable is determined using vendor-specific objective evidence (“VSOE”) of selling price or third-party evidence of such selling price if VSOE does not exist.  If neither VSOE nor third party evidence of selling price exist, the Company uses its best estimate of the selling price for the deliverable.  We determined that the rental of user devices in connection with service contracts for our DispatchPlus service are multiple deliverable arrangements.

Stock compensation. For purposes of calculating stock-based compensation, we estimate the fair value of stock options using a Black-Scholes option-pricing  model. The determination of the fair value of option-based compensation utilizing the Black-Scholes model is affected by a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends.  The expected term and volatility is based on the historical volatility of our common stock along with comparable public companies within our industry since we have a short history regarding these variables.    The risk-free interest rate assumption is based on the U.S. Treasury yield curve in effect at the time of the grant for periods corresponding with the expected life of the options.  The dividend yield assumption is zero since we have never paid and do not anticipate paying any cash dividends in the foreseeable future.

The fair value of restricted stock and performance units are measured based on the quoted closing market price for the stock at the date of grant. The compensation cost for restricted stock is recognized on a straight-line basis over the vesting period.  The compensation cost for the performance units is recognized when the performance criteria are complete.

We have not attributed tax benefits to the share-based compensation expense because we maintain a full valuation allowance for all net deferred tax assets.

Property and equipment. Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the applicable lease term.  The carrying amount at the balance sheet date of long-lived assets under construction in process includes construction costs to date on capital projects that have not been completed, assets being constructed that are not ready to be placed in service, and assets that are not currently in service.  These costs will be transferred to property and equipment when substantially all of the activities necessary to prepare the assets for their intended use are completed.  Depreciation commences upon completion.

Intangible Assets. Intangible assets are wireless licenses that will be used to provide the exclusive right to utilize designated radio frequency spectrum to provide wireless communication services. While licenses are issued for only a fixed time, generally ten years, such licenses are subject to renewal by the FCC. License renewals have occurred routinely and at nominal cost. There are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of the company’s wireless licenses. As a result, the wireless licenses are treated as an indefinite-lived intangible asset. We evaluate the useful life determination for wireless licenses each year to determine whether events and circumstances continue to support an indefinite useful life. The licenses are tested for impairment on an aggregate basis, since we will be utilizing the wireless licenses on an integrated basis as a part of developing our nationwide network. We consider estimates of valuation methods to perform the test of the fair values of wireless licenses annually including market based and discounted cash flow approaches.

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

Results of Operations

Comparison of the years ended March 31, 2016 and 2015

The following table sets forth our results of operations for the fiscal years ended March 31, 2016 and 2015 (“Fiscal 2016” and “Fiscal 2015”, respectively). The period to period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	For the year ended March 31,
	2016	2015
Operating revenues
Service revenue	$2,624,612	$2,776,916
Spectrum lease revenue	728,745	394,737
Other revenue	190,172	—
Total operating revenues	3,543,529	3,171,653
Cost of revenue
Sales and service	3,468,849	1,063,176
Gross profit	74,680	2,108,477
Operating expenses
General and administrative	16,726,269	13,458,383
Sales and support	3,955,638	1,812,524
Product development	1,322,552	1,000,890
Total operating expenses	22,004,459	16,271,797
Loss from operations	(21,929,779)	(14,163,320)
Interest expense	(3,024)	(570,737)
Interest income	103,586	19,889
Other income	1,250	—
Net loss	$(21,827,967)	$(14,714,168)
Net loss per common share basic and diluted	$(1.54)	$(1.46)
Weighted-average common shares used to compute basic and diluted net loss per share	14,156,848	10,048,210

Operating revenues. Service revenue decreased $0.2 million, or 5.5%, to $2.6 million for Fiscal 2016 from $2.8 million for the Fiscal 2015. The decrease can be primarily attributed to the termination of our agreement with our international carrier, $0.1 million.  The remaining decrease was due to higher churn in our historical pdvConnect service offering partially offset by revenue from our DispatchPlus service offering.  The increase of $0.3 million, or 84.6%, for the spectrum lease revenue resulted from the revenue derived from the spectrum lease to Motorola that began on September 15, 2014.  Other revenue resulted from the equipment sales and rentals for our DispatchPlus business that began in Fiscal 2016.

Cost of revenue. Cost of revenue for Fiscal 2016 increased by $2.4 million, or 226.3%, to $3.5 million from $1.1 million for Fiscal 2015.  The increase is attributable to the costs to maintain our launched PTT networks for our DispatchPlus business, $1.4 million, increased headcount costs to support the commercially launched PTT networks, $0.6 million, along with the costs of handsets sold, $0.2 million.

Gross profit. Gross profit decreased by $2.0 million, or 96.5%, to $0.1 million from $2.1 million for Fiscal 2016. The primary driver for the decline were the costs incurred to support our newly launched DispatchPlus business.

General and administrative expenses. General and administrative expenses for Fiscal 2016 increased by $3.3 million, or 24.3%, from $13.5 million for Fiscal 2015. The increase in general and administrative expenses for the year is primarily attributable to increased headcount and related costs, $2.3 million, increased consulting services to support our broadband strategic initiatives, $1.5 million, and increased costs related to being a public company for the full fiscal year, $1.0 million.  These increases were partially offset by lower stock compensation costs, $2.0 million.

Sales and support expenses. Sales and support expenses increased by $2.1 million, or 118.2%, to $4.0 million for Fiscal 2016 from $1.8 million for Fiscal 2015. The increase in expenses is due primarily to a $1.4 million increase in staff and headcount related costs related to the launch of our DispatchPlus business along with $0.2 million in advertising expenses.

Product development expenses. Product development expenses increased by $0.3 million, or 32.1%, to $1.3 million for Fiscal 2016 from $1.0 million for Fiscal 2015. This increase in expense was due primarily to an increase in headcount related costs.

Interest expense. Interest expense for Fiscal 2016 decreased by $0.6 million to $3,000 from $0.6 million for Fiscal 2015. The amount in Fiscal 2015 pertains to loans with a related party that were paid within the fiscal year.  The Fiscal 2016 amount relates to our promissory note in connection with the acquisition of wireless licenses.

Comparison of the years ended March 31, 2015 and 2014

The following table sets forth our results of operations for Fiscal 2015 and the fiscal year ended March 31, 2014 (“Fiscal 2014”). The period to period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	For the year ended March 31,
	2015	2014
Operating revenues
Service revenue	$2,776,916	$3,539,595
Spectrum lease revenue	394,737	—
Total operating revenues	3,171,653	3,539,595
Cost of revenue
Service	1,063,176	1,124,121
Gross profit	2,108,477	2,415,474
Operating expenses
General and administrative	13,458,383	985,105
Sales and support	1,812,524	1,382,024
Product development	1,000,890	934,818
Total operating expenses	16,271,797	3,301,947
Loss from operations	(14,163,320)	(886,473)
Interest expense	(570,737)	(325,348)
Other income	19,889	—
Net loss	$(14,714,168)	$(1,211,821)
Net loss per common share basic and diluted	$(1.46)	$(9.56)
Weighted-average common shares used to compute basic and diluted net loss per share	10,048,210	126,759

Operating revenues. Service revenue decreased $0.76 million, or 21.5%, to $2.78 million for Fiscal 2015 from $3.54 million for the Fiscal 2014. The decrease can be attributed to declines in our lower margin international business of $0.12 million or 59.6%.  Our U.S. operations revenue declined over the prior year, which is attributable to higher customer churn. For Fiscal 2015, approximately 97% and 3% of our revenues were from domestic and international operations, respectively, with 100% of our revenues from international operations coming from Mexico. The decline in our operating revenues was partially offset by the spectrum lease to Motorola that began on September 15, 2014.

For Fiscal 2015, service revenues from domestic operations decreased $0.64 million, or 19.3%, to approximately $2.70 million from $3.34 million for the year ended March 31, 2014. The decrease can be attributed to higher customer churn. For Fiscal 2015, revenues from international operations decreased $0.12 million, or 59.6%, to $0.08 million from $0.20 million for Fiscal 2014. The decline can be attributed to a decreased focus on our international operations. During the first quarter of Fiscal 2015, we received notification from our international carrier that they would be terminating our service in the first quarter of Fiscal 2016.

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

General and administrative expenses. General and administrative expenses for Fiscal 2015 increased by $12.44 million, or 1,343.6%, from $0.93 million for Fiscal 2014. The increase in general and administrative expenses for the year is primarily attributable to an increase in stock compensation expense of $6.88 million, associated with the grant of restricted stock units and stock options issued during the 2015 fiscal year primarily due to the actions approved by our Board of Directors in connection with our June 2014 private placement and recapitalization. Additionally, expenses related to our employees were higher by approximately $3.19 million for the year due to our planned increases in headcount in order to support our new business initiatives. Expenses relating to professional fees in connection with the June 2014 private placement, the January 2015 private placement, and our qualifying to become a publicly traded company were approximately $1.77 million for Fiscal 2015, along with $0.50 million related to other expenses incurred as a result of being a public company.

Sales and support expenses. Sales and support expenses increased by $0.43 million, or 31.1%, to $1.81 million for Fiscal 2015 from $1.38 million for Fiscal 2014. The increase in expenses is due primarily to an increase in staff and headcount related costs related to the planned launch of our DispatchPlus business.

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

Interest expense. Interest expense for Fiscal 2015 increased by $0.25 million, or 75.4%, to $0.57 million from $0.33 million for Fiscal 2014. The increase was due to the accretion of $0.40 million in interest on our convertible promissory notes through the date of conversion.

Liquidity and Capital Resources

At March 31, 2016, we had cash and cash equivalents of $153.5 million.

Our accounts receivable are heavily concentrated in two of our carrier partners. As of March 31, 2016, our accounts receivable balance was approximately $528,000, of which approximately $260,000 was due from one third-party carrier and approximately $170,000 was due from another third-party carrier, or approximately 49% and 32%, respectively.

Net cash (used) provided by operating activities. Net cash used by operating activities was ($19.8 million) in Fiscal 2016 while net cash provided by operating activities was $4.3 million in Fiscal 2015.  In Fiscal 2014, net cash used by operating activities was ($0.8 million).  The majority of net cash used by operating activities in Fiscal 2016 resulted from the net loss of $21.8 million and a decrease in accounts payable and accrued expenses of $2.2 million.  These changes were partially offset by stock compensation expense of $5.0 million.  The majority of net cash provided in Fiscal 2015 resulted from Motorola’s spectrum lease for $7.5 million as well as an increase in accounts payable and accrued expenses. This was partially offset by the increased needs in working capital in support of the launch of our DispatchPlus service, which included increased headcount.

Net cash used by investing activities. Net cash used by investing activities was ($11.2 million),  ($96.6 million) and ($0.1 million) for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively. For the year ended March 31, 2016, the net cash used by investing activities principally resulted from $9.1 million for the buildout of our PTT networks for our new DispatchPlus business and $2.1 million for spectrum acquisitions.  The majority of net cash used in investing activities during Fiscal 2015 resulted from a $90.3 million payment to Sprint for the Spectrum Assets, and approximately $6.3 million in support of the buildout of our network for the launch of DispatchPlus business.

Net cash from financing activities. Net cash from financing activities was $64.5 million, $212.2 million and $0.7 million for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.  For Fiscal 2016, the net cash from financing activities primarily resulted from the follow-on public offering that was completed in May 2015.  The majority of net cash provided by financing activities during Fiscal 2015 resulted from the June 2014 private placement. For Fiscal 2014, the net cash provided by financing activities related to the proceeds of notes issued.

Proceeds from the follow-on offering in May 2015.  We completed a registered follow-on public offering of common stock that resulted in the sale of 1,725,000 shares at a purchase price of $40.00 per share, which included 225,000 shares sold pursuant to the underwriters’ exercise of their over-allotment option.  Net proceeds were approximately $64.8 million after deducting underwriting discounts and commissions and offering expenses.

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

Proceeds from the January 2015 Private Placement. On January 26, 2015, we completed a private placement with a secondary closing on January 30, 2015. We sold 57,470 shares of common stock at a purchase price of $25.00 per share to certain accredited investors in reliance on exemptions from registration under the Securities Act. The net proceeds from the January 2015 private placement were approximately $1,386,000. The purpose of this private placement was to secure additional round lot stockholders to enable us to satisfy the initial listing standards of The NASDAQ Capital Market. We used the net proceeds for general corporate purposes, including working capital.

We intend to establish our PTT networks in major metropolitan market areas throughout the United States.  In Fiscal 2016, we commenced service in seven major metropolitan market areas, including Houston, Dallas, Atlanta, Philadelphia, Chicago, the greater New York area and Baltimore/Washington.

We estimate that the initial capital cost to deploy our PTT networks in major metropolitan areas will range from $1.5 million to $2.0 million per market, which amount includes the cost of equipment, design and buildout of our PTT networks.

We intend to continue to focus our efforts on the initial seven markets where we have commenced service until we prove out our DispatchPlus business model in those markets.  We have, however, continued to prepare for the rollout of our DispatchPlus service in more than thirteen additional markets by completing initial network designs and in some markets pursuing site development efforts, including site selection and lease negotiation.  This approach will allow us to more quickly and effectively proceed with new market deployments when we determine it is best to do so.  We also believe this approach will provide us with additional time and financial flexibility to refine our longer term strategies including those related to our Joint Petition.

Our future capital requirements will depend on many factors: including the timing and amount of the revenues we generate from our DispatchPlus services and other product offerings, the timing and extent of expenditures to support the rollout of our PTT dispatch networks, the development of new service offerings, sales and marketing activities, the FCC regulatory process we are pursuing to realign a portion of the 900 MHz spectrum from narrowband to broadband and the other broadband spectrum initiatives we elect to pursue. We believe our cash and cash equivalents on hand, including our available cash reserves, will be sufficient to satisfy our financial obligations through at least the next 12 months.

We cannot predict with certainty when, if ever, we will require additional capital to further fund our current business plan. Presently, we intend to cover our future operating expenses through cash on hand and from revenue derived primarily from our planned sales of our DispatchPlus services and product offerings. With the recent commercial launch of markets (as noted above), revenues from our DispatchPlus business have just begun to be realized, and we have not recognized significant amounts of revenue from this business through Fiscal 2016. Nevertheless, we may experience greater than expected cash usage to support our operating activities and business plan and/or our revenues may be lower than, or take more time to develop than we anticipate. See “Risk Factors”  in this Annual Report for risks and uncertainties that could cause our operating costs to be more than we currently anticipate and/or our revenue and operating results to be lower than we currently anticipate. As a result, we cannot provide assurance that we will not require additional funding in the future. In addition, we intend to acquire businesses, technologies or spectrum or license technologies from third parties for or in connection with our spectrum initiatives.  We may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions or license these technologies or pursue spectrum opportunities. However, we cannot be sure that additional financing will be available if and when needed, or that, if available, we can obtain financing on terms favorable to us and our stockholders. Any failure to obtain financing when required would have a material adverse effect on our business, operating results, financial condition and liquidity.

Warranties. Our agreements with our customers generally include certain provisions for indemnifying them against liabilities if our services infringe a third-party’s intellectual property rights or for other specified reasons.

Contractual Obligations and Indebtedness

Leases. We are obligated under certain lease agreements for office space. These leases expire on June 30, 2016, January 7, 2019, June 30, 2019 and May 31, 2020. Rent expense amounted to $1,057,443, $155,531 and $113,920 for Fiscal 2016, 2015 and 2014, respectively.  For Fiscal 2016, $684,277 of the total rent expense was classified in cost of revenue and the remainder of $373,166 was classified in operating expenses in the Consolidated Statements of Operations.  Total rent expense for Fiscal 2015 and 2014 was classified in operating expenses in the Consolidated Statements of Operations.

We entered into multiple lease agreements for tower site locations related to the new DispatchPlus business. The lease expiration dates range from February 28, 2020 to March 31, 2026.

As of March 31, 2016, our contractual obligations, including estimated payments due by fiscal year, are as follows:

	Payments due by Fiscal Year
	Total	2017	2018-2019	2020-2021	After 2021
Operating lease Obligations(1)	$10,702,210	$1,071,849	$2,643,385	$2,911,926	$4,075,050
Promissory note obligation(2)	1,000,000	500,000	500,000	—	—
Asset retirement obligations(3)	203,546	—	—	82,560	120,986
Total	$11,905,756	$1,571,849	$3,143,385	$2,994,486	$4,196,036

(1)

Represents aggregate rentals, under non-cancellable leases for office and tower site locations (exclusive of real estate taxes, utilities, maintenance and other costs borne by us) for the remaining terms of the leases as described in Note 13 in the Notes to the Consolidated Financial Statements in this Annual Report for further information.

(2)	Represents the promissory note in exchange for wireless licenses. See Note 9 in the Notes to the Consolidated Financial Statements in this Annual Report for further information.
(3)	Represents the asset retirement obligations we have for our tower site locations. See Note 2 in the Notes to the Consolidated Financial Statements in this Annual Report for further information.

Indebtedness. As of March 31, 2015, the satisfaction of our indebtedness was as follows:

•

We had a $3 million working capital line of credit with Brian McAuley, our Chairman, of which $1,470,000 had been drawn down as of June 30, 2014. The line of credit was to expire June 30, 2015 and all borrowings earned interest at 10% per annum. Commencing no later than September 30, 2015, we were obligated to repay Mr. McAuley $50,000 per quarter of principal plus interest accrued for the quarter then ended until the entire principal was repaid. After the Spectrum Closing, we paid off the outstanding principal and accrued interest on this line of credit, with $1.3 million of such repayment made through the issuance of 65,000 shares of our common stock, valued for this purpose at $20.00 per share and the balance in cash from the proceeds of the June 2014 private placement.

•

We issued a promissory note to Mr. McAuley, dated September 1, 2010, as amended March 31, 2011, in the principal amount of $540,000. This note earned interest at 10% per annum. No payments were due until June 30, 2015, at which point the entire balance of principal and accrued interest was due and payable on demand of Mr. McAuley. After the Spectrum Closing, we paid off the outstanding principal and accrued interest on this note in cash.

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

•

We issued redeemable convertible promissory notes (the “Redeemable Notes”) with contingently issuable detachable warrants in the amount of $475,491 and $541,465 during Fiscal 2014 and Fiscal 2013, respectively. The Redeemable Notes earned interest at 10% per annum. The principal amount plus any accrued interest was payable on June 30, 2015. In connection with the June 2014 private placement, the Redeemable Notes were amended on May 14, 2014 to provide that the Redeemable Notes would automatically be converted into that number of shares of our common stock equal to the sum of 140% of the outstanding principal on the Redeemable Notes plus outstanding interest divided by $20.00 per share upon the closing of our acquisition of the Spectrum Assets. Following the Spectrum Closing, the Redeemable Notes, were converted into 77,734 shares of our common stock.

•

Total interest expense on all notes payable amounted to $570,737and $325,348 for Fiscal 2015 and 2014, respectively, of which $477,325 and $308,675 were derived from our related parties, respectively. Interest expense previously accrued was paid in September 2014.

Off-balance sheet arrangements

During Fiscal 2016, 2015 and 2014, we did not have any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Note 2 of our Notes to Consolidated Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed in Item 15 are filed as part of this report and appear on pages F-2 through F-23.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed only to provide reasonable assurance that they will meet their objectives. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of March 31, 2016, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e), were effective as of the end of the period covered by this Annual Report.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, management determined that, as of March 31, 2016, the Company maintained effective internal control over financial reporting.

Attestation Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to the deferral allowed under the JOBS Act for emerging growth companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(d) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth information regarding our executive officers and directors as of June 1, 2016.

Name	Age	Position with pdvWireless
Brian McAuley	75	Chairman of the Board
Morgan O’Brien	71	Vice Chairman of the Board
John Pescatore	51	Chief Executive Officer, President and Director
Timothy Gray	46	Chief Financial Officer
Frank Creede	58	Chief Technical Officer
Leon Frazier	69	Chief Sales and Marketing Officer
Richard E. Rohmann	70	Executive Vice President and Secretary
Thomas Sidman	61	Chief Legal Officer
Robert Schwartz	50	Chief Strategy and Development Officer
T. Clark Akers	58	Director
Andrew Daskalakis	82	Director
Peter Schiff	64	Director
John C. Sites	64	Director

The business address for our directors and executive officers is c/o pdvWireless, Inc., 3 Garret Mountain Plaza, Suite 401, Woodland Park, New Jersey 07424.

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

We believe Mr. McAuley is qualified to serve on our Board based on his prior experience in founding, building and serving as an executive officer at leading telecommunications companies, his prior experience in building a nationwide dispatch network at Nextel and his experience serving on the board of directors of other private and public companies.

Morgan E. O’Brien. Mr. O’Brien has served as a member of our Board since April 2012, and as Vice Chairman since May 2014. From January 2009 to present, Mr. O’Brien has served as an independent consultant to several wireless start-ups and as a member of the board of directors of Global Telecom and Technology, Inc. As the co-founder and chairman of Nextel Communications, Inc., Mr. O’Brien led the creation of the first all-digital nationwide wireless network (the Nextel National Network) and brought PTT communication to the mass business and consumer market. After the merger of Nextel with Sprint, he was a co-founder of Cyren Call Communications, where he served until January 2009. Mr. O’Brien was recognized in 1987 as New Jersey Entrepreneur of the Year and was voted the RCR Person of the Year in 1993 and again in 2006. In 2005, he was inducted into the Washington, DC Business Hall of Fame and in 2007 he was named a Fellow of the Radio Club of America and was named by Fierce Wireless as “one of the top U.S. wireless innovators of all time.” Mr. O’Brien has also served on a number of boards of other public companies including Sprint Nextel and Williams Telecommunications. He also serves on the board of several private companies and charitable organizations. Mr. O’Brien is a graduate of Georgetown University and received his law degree from Northwestern University.

We believe Mr. O’Brien is qualified to serve on our Board based on his prior experience in founding, building and serving as an executive officer at Nextel and Cyren Call Communications, his prior experience in building a nationwide dispatch network at Nextel, his expertise in FCC licensing and compliance matters and his experience serving on the board of directors of other private and public companies.

John C. Pescatore. Mr. Pescatore has served as our President, Chief Executive Officer and a member of our Board since August 2004. He is a seasoned telecommunications executive with particular expertise in start-up and rapidly growing companies. Prior to his current role as our President and Chief Executive Officer, he was Executive Vice President and Chief Operating Officer of NeoWorld. NeoWorld was founded to develop and launch a nationwide dispatch system and held spectrum in major markets throughout the United States. The company was successfully sold to Nextel Communications in 2003. Prior to that, Mr. Pescatore was Executive Vice President of Operations with Expanets, Inc., one of the fastest growing voice and data communications solutions and services companies in the United States. He was one of the key architects in building Expanets and saw the business through enormous growth by strategic acquisitions. Prior to that, Mr. Pescatore was part of the team involved in the start-up of Nextel Communications, where he held numerous senior leadership positions including Vice President of Operations, President of the Two-Way Radio Division and President of the New York Area during its digital system rollout. Prior to Nextel, Mr. Pescatore was a consultant with Deloitte & Touche. He earned his undergraduate degree in accounting from New York University and earned his certified public accountant certification.

We believe Mr. Pescatore is qualified to serve on our Board based on his service as an executive at leading telecommunications companies, his expertise in the dispatch network market and his financial and accounting expertise.

Timothy Gray. Mr. Gray joined the Company as our Chief Financial Officer in June 2014. From November 2011 to May 2013, Mr. Gray served as Senior Vice President and Chief Financial Officer of MedImmune, Inc. and then served as Senior Vice President of Finance for MedImmune’s Specialty Care Group until November 2013. Mr. Gray also served in various other finance roles at MedImmune since April 2008. Prior to joining MedImmune, Mr. Gray served in finance positions at AOL and Nextel and started his career at Deloitte &  Touche LLP. He is also a member of the Audit Committee of the Children’s Inn at the National Institutes of Health. Mr. Gray holds a BBA in Accounting from the University of Notre Dame and is a certified public accountant.

Frank Creede, P.E. Mr. Creede has served as our Chief Technology Officer since 2003. He has led the strategy, development, buildout and operation of our enterprise focused, push-to-talk network and DispatchPlus application platform. Mr. Creede is a member emeritus and former board member of the San Diego Tech Coast Angels and an angel investor in over 10 Southern California emerging high-tech companies. From 1986 to 2002, Mr. Creede was the Chairman, President and Chief Executive Officer of Logic Innovations, Inc., which he founded and which was acquired by Xyratex Ltd (a division of IBM) in 1999 in a transaction negotiated by Mr. Creede. He also founded Staffing Innovations, LLC, a technical contract outsourcing business in 1997, which was acquired in 2012. Mr. Creede is a volunteer mentor at the Chairman’s Roundtable, and a volunteer at EvoNexus on the NextStage committee. Mr. Creede is a registered Professional Engineer, holds a Bachelor’s of Science Degree in Electrical Engineering from University of California at Davis and he has completed coursework for the MBA program at San Diego State University.

Leon Frazier. Mr. Frazier joined the Company as our Chief Sales and Marketing Officer in June 2014. Prior to joining us, he conducted an independent consulting practice since May 2012. In April 2010, he was recruited to start Bloomberg Government Sales and Marketing as Head of Sales and served in that role until May 2012. Mr. Frazier previously served in various roles for Sprint Corporation, including Vice President of Public Sector Business (which included state and local government, education, utilities, healthcare and federal government), and Senior Vice President of Enterprise and Public Sector (which also included construction, manufacturing, professional services and distribution) from September 2005 until his retirement from Sprint in 2008. Prior to joining Sprint, Mr. Frazier was Vice President of Public Sector at Nextel, which position he held since 2001 after joining Nextel in 1997.  During his tenure at Nextel, he designed and implemented a corporation accounts program which was responsible for sales to 375 of the Fortune 500 companies. Mr. Frazier has more than 33 years of experience in the telecommunications industry, starting in 1981 at RCA where he was a Senior Vice President with subsequent positions at General Electric and Mitel Business Telephone Systems, where he was Vice President and General Manager of the North American Division. Mr. Frazier graduated from Virginia Commonwealth University in 1971 with a Bachelor’s Degree in Business Management.

Richard E. Rohmann. Mr. Rohmann is one of our co-founders and is our Secretary and Executive Vice President focused on the development of our technology platform, and has filled such roles since 2004. Mr. Rohmann previously served as a director on our Board from 2004 until May 2014. Mr. Rohmann was also our President from 1997 until 2003. He designed and developed our first two commercial software products. Mr. Rohmann created the database schema and user interface for the first commercial version of our series of telecommunications services that enable wireless PTT dictation and documentation from mobile phones. He is a co-inventor on our eleven granted U.S. and international patents. Before co-founding our Company, he served for nine years as Vice President of Operations and Vice President of Asset Management for The Lomas Santa Fe Group, a privately held real estate owner/developer. Prior to that, he served as Vice President and Chief Operating Officer of HomeVest Real Estate Securities, and President of HHC Mortgage Corporation and HHC Management Company, which were real estate syndication affiliates of the former Home Federal S & L. His military service includes 4-1/2 years as an Aircraft Maintenance Officer in the United States Air Force. He holds an MBA in finance from San Diego State University and a Bachelor’s  Degree in Zoology, Mathematics, and Chemistry from the University of Colorado, which he attended as a Boettcher Scholar.

Thomas Sidman. Mr. Sidman joined the Company as our Chief Legal Officer in June 2015. Prior to joining our Company, from 2009 to June 2015, and from 2003 to 2006, Mr. Sidman provided business and strategic consulting and advisory services to domestic and international telecommunications companies. He was a co-founder and served as a senior executive for Cyren Call Communications Corporation from 2006 to 2009. Cyren Call’s principal mission and focus was advocating for and architecting a nationwide advance generation mobile wireless broadband network for priority use by public safety personnel in the United States. Mr. Sidman served as General Counsel of Nextel from October 1994 until early 2001, and thereafter served as Senior Legal Advisor to Nextel until April 2003. Mr. Sidman obtained his undergraduate degree from the University of Virginia with a Bachelor’s  Degree in Economics and Psychology. He received his law degree from The University of Virginia School of Law and subsequently, his graduate business degree from The George Washington University.

Robert Schwartz.  Mr. Schwartz joined the Company as our Chief Strategy and Development Officer in August 2015.  Prior to joining our Company, beginning in October 2013, Mr. Schwartz served as Chief Executive Officer of STI Brasil, LLC, a company focused on developing shared fiber infrastructure for wireless operators in Brazil.  Prior to STI, from November 2009 to September 2013, Mr. Schwartz served as Managing Director of Unison Site Management, during which Unison acquired and managed cell site easements throughout the United States and sold its site portfolio to American Tower.  From June 2006 to October 2009, Mr. Schwartz was Managing Partner of Woodmont Partners LLC, a strategic consultancy to telecom, media and technology companies including software, mobile and cable companies.  Earlier, Mr. Schwartz was Executive Vice President of IDT Telecom from 2001 to 2006, and led Corporate Development, Product Management, and the Mobile Division.  In 1996, Mr. Schwartz joined The Associated Group to launch Teligent, and became Teligent’s Senior Vice President of Corporate Development, leading functions including strategy, capital markets, investor relations and M&A activities through the startup, initial public offering, and the sale to Liberty Media.  Mr. Schwartz also served as Director of Corporate Development at Nextel where he was responsible for supporting key strategy, M&A, and capital markets initiatives, including the strategic investment in Nextel by Craig McCaw’s Eagle River in 1996.  Mr. Schwartz holds an MBA from the Wharton School at the University of Pennsylvania and a Bachelor’s Degree in Business Administration from George Washington University’s School of Governmental Business.

T. Clark Akers. Mr. Akers joined our Board upon the completion of our June 2014 private placement. He has been a Managing Director, SBIC Funds Placement Division at FBR & Co., a Washington D.C. based investment banking firm since September 2015. His responsibilities at FBR & Co. include raising capital for Small Business Investment Company (SBIC) funds for experienced U.S. investment managers. Prior to FBR & Co., Mr. Akers was a Managing Director at Commerce Street Capital, a Dallas based investment banking firm.  Mr. Akers serves on the advisory board of Pharos Capital Group, a private equity firm based in Nashville and Dallas. Mr. Akers serves on the board of the Fred Jones Companies, the automotive affiliate of Hall Capital, an Oklahoma City based family office.  He also serves on the advisory board of Hall Capital Partners, the private equity affiliate of Hall Capital.  Mr. Akers also serves on the Board of Managers and is a founder and Vice President of Continuum 700 LLC, a wireless start-up that has acquired ten 700 MHz A Block licenses covering a population of approximately 12 million people. In preparation to bid on those licenses in a 2008 FCC 700 MHz spectrum auction, Mr. Akers and his partners raised $68 million of capital for Continuum 700 LLC. Mr. Akers recently served as Vice Chairman of Intechra, the largest electronic waste and asset disposal company in the U.S. As a founder of Intechra, Mr. Akers raised $50 million of equity that was necessary for the organic and acquisitive growth which marked Intechra’s rise to leadership in the e-waste business. Additionally, he was responsible for recruiting key members of Intechra’s management team. Following those initiatives, he worked closely with the sales team on targeted Fortune 100 business development efforts. Mr. Akers’ tenure with Intechra began in 2004 and ended in 2009. Prior to Intechra, Mr. Akers served as Senior Vice President of External Affairs for TeleCorp PCS, Inc., the ninth largest wireless phone company in the U.S. before its acquisition by AT&T Wireless in 2002. Mr. Akers holds Series 7, Series 63 and 24 License Registrations with the National Association of Securities Dealers, Inc.  Mr. Akers received his Bachelor of Arts degree from Vanderbilt University in 1979.

We believe Mr. Akers is qualified to serve on our Board based on his prior experience as an executive in the telecommunications industry, his experience in providing fund raising and advisory services to growth companies, and his knowledge of the capital markets.

Andrew Daskalakis. Mr. Daskalakis has served as a member of our Board since 2004. Mr. Daskalakis currently serves as President of AMK International, Inc., an investment fund that he founded over 15 years ago. He has over 30 years of experience in wireless communications and has successfully operated a dispatch radio business. A wireless industry pioneer, he has held engineering management positions with AT&T’s Bell Labs where he was co-inventor of the Cellular Telephone System. He has also held senior executive positions with Motorola, Satellite Business Systems and was President and CEO of Cellular Telephone Co. He has also served as a consultant for Nextel Communications. Mr. Daskalakis received a BSEE degree from the Drexel University and a MSEE degree from New York University.

We believe Mr. Daskalakis is qualified to serve on our Board based on his leadership experience as an executive in the telecommunications industry, his expertise in operations and investing in growth companies, his prior experience with building and operating dispatch networks and his experience serving as a director on other boards of directors.

Peter Schiff. Mr. Schiff has served as a member of our Board since August 2004. He also currently serves as Managing Partner of Northwood Ventures LLC and Northwood Capital Partners LLC, a venture capital firm, which he founded in 1983. Prior to founding Northwood Ventures LLC, Mr. Schiff worked in the private equity division of E.M. Warburg, Pincus & Co., and previously had been an officer in the corporate division of Chemical Bank (now JPMorgan Chase & Co.). He serves as a director of many of Northwood’s portfolio companies. Mr. Schiff graduated from Lake Forest College and received an M.B.A. from University of Chicago’s Booth School of Business with concentrations in Finance and Marketing. In 2009, he was awarded the honorary degree of Doctor of Laws by the Lake Forest College after serving as a trustee for 16 years, culminating in being its Chairman. Mr. Schiff also serves as a trustee and secretary of Hofstra University and as a member of the Joint Board of Overseers of the Hofstra North Shore – LIJ School of Medicine. Northwood Ventures was an early investor in several enterprise focused carriers including Nextel Communications, Dispatch Communications and NeoWorld.

We believe Mr. Schiff is qualified to serve on our Board based on his experience in advising and investing in growth companies, his knowledge of the capital markets and his experience serving as a director on other boards of directors.

John C. Sites Jr. Mr. Sites has served as a member of our Board since August 2004. He has been a partner at Wexford Capital since 2008, and joined Wexford Capital in 2006, where he focuses on private and public equity investing. Prior to joining Wexford in 2006, he was a general partner of Daystar Special Situations Fund and Rock Creek Partners II, Ltd for ten years. From 1981 to 1995, Mr. Sites was employed by Bear Stearns & Co., Inc. where he reached the position of Executive Vice President and was a member of the board of directors. While at Bear Stearns, Mr. Sites established the firm’s mortgage and asset-backed department, served on the firm’s executive and compensation committees, was co-head of the taxable fixed income group and oversaw Bear Stearns Asset Management and the Financials Institutions Group. From 1974 to 1981, Mr. Sites worked at Trading Company of the West, First Pennco Securities and Morgan, Keegan & Company. Mr. Sites holds a BA in economics from Rhodes College and is a member of Phi Beta Kappa.

We believe Mr. Sites is qualified to serve on our Board based on experience in investing in private and public growth companies, his knowledge of the capital markets and his experience serving as a director on other boards of directors.

Governance of Our Company

We seek to maintain high standards of business conduct and corporate governance, which we believe are fundamental to the overall success of our business, serving our stockholders well and maintaining our integrity in the marketplace. Our corporate governance guidelines and code of business conduct, together with our Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws and the charters for each of our Board committees, form the basis for our corporate governance framework. We also are subject to the Sarbanes-Oxley Act, the rules and regulations of the SEC and the corporate governance rules of the NASDAQ Stock Market. Our Board has established three standing committees to assist it in fulfilling its responsibilities to the Company and its stockholders: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.

Corporate Governance Guidelines: Our corporate governance guidelines are designed to help ensure effective corporate governance of our Company. Our corporate governance guidelines cover topics including, but not limited to, director qualification criteria, director responsibilities, director compensation, director orientation and continuing education, communications from stockholders to the Board, succession planning and the annual evaluations of our Board and its committees. Our corporate governance guidelines are reviewed by the Nominating and Corporate Governance Committee of our Board and revised when appropriate.

Our Board of Directors: Our Board currently consists of seven members. The number of directors on our Board can be determined from time to time by action of our Board.

Our Board has determined that our four non-employee directors, including Messrs. Akers, Daskalakis, Schiff and Sites, each meet the independence standards established by the NASDAQ Stock Market and the applicable independence rules and regulations of the SEC, including the rules relating to the independence of the members of our Audit Committee and Compensation Committee.  Our Board considers that a director is independent when the director is not an officer or employee of the Company or its subsidiaries, does not have any relationship which would, or could reasonably appear to, materially interfere with the independent judgment of such director, and the director otherwise meets the independence requirements under the listing standards of the NASDAQ Stock Market and the rules and regulations of the SEC.

Our Board believes its members collectively have the experience, qualifications, attributes and skills to effectively oversee the management of our Company, including a high degree of personal and professional integrity, an ability to exercise sound business judgment on a broad range of issues, sufficient experience and background to have an appreciation of the issues facing our Company, a willingness to devote the necessary time to their Board and committee duties, a commitment to representing the best interests of the Company and our stockholders and a dedication to enhancing stockholder value.

Committees of our Board of Directors: Our Board has established three committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.  Each of these committees consists of three members, each of whom satisfies the independence standards of the NASDAQ Stock Market.

Audit Committee. The Audit Committee is comprised of three of our independent directors, T. Clark Akers, Peter Schiff and John C. Sites, each of whom is able to read and understand fundamental financial statements, including our consolidated balance sheet, consolidated statement of operations, and consolidated cash flow statement as required by the rules of the NASDAQ Stock Market. Mr. Akers is the chairperson of the Audit Committee.

The functions of the Audit Committee include the retention of our independent registered public accounting firm, reviewing and approving the planned scope, proposed fee arrangements and results of our Company’s annual audit, reviewing the adequacy of our Company’s accounting and financial controls and reviewing the independence of our Company’s independent registered public accounting firm. Our Board has determined that each member of the Audit Committee is an “independent director” under the listing standards of the NASDAQ Stock Market and the applicable rules and regulations of the SEC. Our Board has also determined that each of T. Clark Akers, Peter Schiff and John C. Sites is an “audit committee financial expert” within the applicable requirements of the SEC. The Audit Committee is governed by a written charter approved by our Board, which complies with the applicable provision of the Sarbanes-Oxley Act and related rules of the SEC and the NASDAQ Stock Market.

Compensation Committee. The Compensation Committee is comprised of three of our independent directors, Peter Schiff, John C. Sites and Andrew Daskalakis. Mr. Schiff is the chairperson of the Compensation Committee. The functions of the Compensation Committee include the approval of the compensation offered to our executive officers and recommendation to the full board the compensation to be offered to our directors. In accordance with the listing standards of the NASDAQ Stock Market, the Compensation Committee will evaluate the independence of each compensation consultant, outside counsel and advisor retained by or providing advice to the Compensation Committee. Our Board has determined that each of Messrs. Schiff, Sites and Daskalakis is an “independent director” under the listing standards of the NASDAQ Stock Market, including the additional requirements that apply to members of the Compensation Committee. In addition, the members of the Compensation Committee qualify as “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act and as “outside directors” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation Committee is governed by a written charter approved by our Board.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is comprised of three of our independent directors, Andrew Daskalakis, T. Clark Akers and Peter Schiff. Mr. Daskalakis is the chairperson of the Nominating and Corporate Governance Committee. The functions of the Nominating and Corporate Governance Committee include the identification, recruitment and nomination of candidates for our Board and its committees, making recommendations to our Board concerning the structure, composition and functioning of our Board and its committees (including the reporting channels through which our Board receives information and the quality and timeliness of the information), developing and recommending to our Board corporate governance guidelines applicable to our Company and annually reviewing and recommending changes (as necessary or appropriate), overseeing the annual evaluation of our Board’s effectiveness and performance, and periodically conducting an individual evaluation of each director. Our Board has determined that each member of the Nominating and Corporate Governance Committee will be an “independent director” under the listing standards of the NASDAQ Stock Market. The Nominating and Corporate Governance Committee is governed by a written charter approved by our Board.

Compensation Committee Interlocks and Insider Participation:  No member of our Compensation Committee has at any time been our employee. Except as set forth herein, none of our executive officers serves, or has served during the last fiscal year, as a member of the Board or Compensation Committee of any other entity that has one or more executive officers serving as a member of our Board or our Compensation Committee.

Code of Business Conduct and Ethics: Our Board adopted a code of business conduct that applies to our officers, directors and employees. Among other matters, our code of business conduct is designed to deter unlawful or unethical behavior and to promote the following:

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

Board Leadership Structure: Mr. McAuley serves as Chairman of our Board. Our Board has determined that separating the positions of Chief Executive Officer and Chairman of the Board is in the best interests of the Company and its stockholders at this time. Our Board believes our leadership structure enhances the accountability of our Chief Executive Officer to the Board and encourages balanced decision making. In addition, our Board believes that this structure provides an environment in which its independent directors are fully informed, have significant input into the content of board meetings and are able to provide objective and thoughtful oversight of management. Our Board also separated the roles in recognition of the differences in responsibilities. While our Chief Executive Officer is responsible for the day-to-day leadership of the Company, the Chairman of the Board provides guidance to the Board and sets the agenda for board meetings. The Chairman of the Board also provides performance feedback on behalf of the Board to our Chief Executive Officer. Our Board intends to carefully evaluate from time to time whether our Chief Executive Officer and Chairman positions should remain separate based on what the Board believes is best for the Company and its stockholders.

Board Oversight of Risk: Our Board is actively involved in the oversight of risks that could affect the Company. Our Board as a whole has responsibility for risk oversight of the Company’s risk management policies and procedures, with reviews of certain areas being conducted by the relevant board committee. Our Board satisfies this responsibility through reports by each committee chair regarding the committee’s considerations and actions, as well as through regular reports directly from management responsible for oversight of particular risks within the Company. Specifically, the Board committees address the following risk areas:

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

Our Board encourages management to promote a corporate culture that incorporates risk management into the Company’s day-to-day business operations.

Communications with the Board of Directors: Our Board desires that the views of stockholders will be heard by the Board, its committees or individual directors, as applicable, and that appropriate responses will be provided to stockholders on a timely basis. Stockholders wishing to formally communicate with our Board, any Board committee, the independent directors as a group or any individual director may send communications directly to the Company at pdvWireless, Inc., 3 Garret Mountain Plaza, Suite 401, Woodland Park, New Jersey 07424, Attention: Corporate Secretary. All clearly marked written communications, other than unsolicited advertising or promotional materials, are logged and copied, and forwarded to the director(s) to whom the communication was addressed. Please note that the foregoing communication procedure does not apply to (i) stockholder proposals pursuant to Exchange Act Rule 14a-8 and communications made in connection with such proposals or (ii) service of process or any other notice in a legal proceeding.

ITEM 11.  EXECUTIVE COMPENSATION

The following tables summarize information concerning the compensation awarded to, earned by, or paid for services rendered in all capacities by our named executive officers during Fiscal 2016 (the fiscal year ended March 31, 2016) and Fiscal 2015 (the fiscal year ended March 31, 2015).  As an emerging growth company, our named executive officers include: John C. Pescatore, our principal executive officer, and Morgan E. O’Brien and Robert Schwartz, our two most highly compensated executive officers (other than our principal executive officer) who were serving as executive officers at the end of Fiscal 2016.  In addition, as an emerging growth company, we have elected to adopt the reduced compensation disclosure requirements permitted under the JOBS Act.  As a result, we have not included a compensation discussion and analysis section discussing the compensation of our executive officers or proxy proposals seeking approval, on an advisory basis, of the compensation of our named executive officers or seeking approval for the frequency at which we would include the advisory vote in our proxy statement.

Historically, we have been engaged in the development and sale of mobile resource management applications. In June 2014, we completed a private placement financing in which we raised net proceeds of approximately $202.0 million to fund our acquisition of spectrum licenses and certain other assets from Sprint Corporation and to deploy a nationwide dispatch network.  In connection with this financing, we completed a recapitalization of our company and begin to hire a number of our executive officers and key employees. In September 2014, we secured the necessary FCC approvals and completed our acquisition of the spectrum licenses and related assets from Sprint.  In February 2015, we became a public reporting company and listed our common stock for trading on the NASDAQ Stock Market.  We are now focused on deploying our PTT networks in major market areas throughout the United States and pursuing broadband spectrum opportunities, including, but not limited to, a FCC regulatory process aimed at the realignment of our spectrum to be able to deploy broadband technologies to enterprises.

Our Compensation Committee reviews and approves all compensation decisions relating to our executive officers, including our named executive officers, and oversees and administers our executive compensation program.  Our independent directors acting as a Special Committee established by the Board of Directors effectively served as the compensation committee and approved a number of compensation decisions during Fiscal 2015 in connection with the recapitalization of the Company and our June 2014 private placement.

Our Compensation Committee is focused on designing a compensation program that attracts, retains, and incentivizes talented executives, motivates them to achieve our key financial, operational, and strategic goals, and rewards them for superior performance. It is also focused on ensuring that our compensation program aligns our executive officers’ interests with those of our stockholders by rewarding their achievement of specific corporate and individual performance goals.

In June 2014, our Special Committee established our initial executive compensation program, consisting of: (i) an annual basis salary; (ii) a performance-based cash award plan consisting of an annual cash bonus based on the achievement of company and individual performance goals; and (iii) a long-term equity award plan consisting of the grant of time-based stock options.  We were a private company at this time, and had just completed a recapitalization and the private placement in which we raised funds to purchase our 900 MHz spectrum.  As a result, the compensation offered to our executive officers reflected our recapitalization and the fact that many of our executive officers and key employees were new hires and received their initial equity awards upon joining our company.

In preparation for becoming a publicly traded company in early 2015, the Compensation Committee retained Arthur J. Gallagher & Co. to evaluate our compensation program and the compensation we offered to our executive officers following the recapitalization of the Company and our June 2014 private placement.  Arthur J. Gallagher & Co. also assisted the Compensation Committee in designing an executive severance plan for our executive officers and other key employees, including evaluating the severance terms offered by a peer group of newly public telecomm and technology companies.

In August 2015, the Compensation Committee retained Pearl Meyer & Partners, LLC, as its independent compensation consultant, to assist it in selecting an appropriate peer group of public companies for purposes of executive compensation and to evaluate our compensation program and the compensation levels we currently offer to our executive officers.  Based on our peer group and the advice of Pearl Meyer, the Compensation Committee determined that the equity awards issued to our executive officers under our long-term equity award plan should be changed to a combination of time-based and performance-based equity awards.  In January 2016, the Compensation Committee issued time-based and performance-based equity awards to our executive officers.  Although these equity awards were granted during the fiscal year ended March 31, 2016 and are included in the compensation tables below, the Compensation Committee granted these equity awards as the long-term equity award component of the compensation our executive officers will receive for the fiscal year ended March 31, 2017.  Our Compensation Committee does not intend to grant any additional equity awards under our long-term incentive plan for fiscal 2017.

Summary Compensation Table

The following table summarizes information concerning the compensation awarded to, earned by, or paid for services rendered in all capacities by our named executive officers during the fiscal years ended March 31, 2015 and March 31, 2016. The compensation described in this table does not include medical, group life insurance, or other benefits which are available generally to all of our salaried employees.

									Non-Equity
					Stock		Option		Incentive Plan	All Other
		Salary	Bonus		Awards (2)		Awards (2)		Compensation	Compensation		Total
Name and Principal Position	Year	($)	($)		($)		($)		($)	($)		($)
John Pescatore,	2016	350,000	105,000		500,017	(3)	—		—	29,039	(4)	984,056
President and Chief	2015	312,500	35,000	(1)	483,160		2,553,000		—	303,767	(5)	3,687,427
Executive Officer

Morgan O’Brien	2016	300,000	75,000		—		477,733	(6)	—	—		852,733
Vice Chairman	2015	161,410	—		150,980		2,660,250		—	—		2,972,640

Robert Schwartz (7)	2016	161,058	—		—		957,784		—	45,000	(8)	1,163,842
Chief Strategy and
Development Officer

(1)	Bonus of 10% of salary for submission and filing of the registration statement that was declared effective on January 26, 2015.
(2)

These amounts represent the grant date fair value of equity-based awards granted by the Company during the periods presented, determined in accordance with FASB ASC Topic 718. All awards are amortized over the vesting life of the award. For the assumptions used in our valuations, see “Note 11 – Stock Acquisition Rights, Stock Options and Warrants” of our notes to the consolidated financial statements in this Annual Report on Form 10-K for the year ended March 31, 2016.

(3)

Amount does not include performance units that were considered not probable to be met as of March 31, 2016.  Once the performance criteria are achieved, the value of the performance units will be $500,017.

(4)	Amount of gross-ups during Fiscal 2016 for payroll tax liabilities related to restricted stock deferred compensation.
(5)	Represents payment of deferred compensation.
(6)

Amount does not include performance options that were considered not probable to be met as of March 31, 2016.  Once the performance criteria are achieved, the value of the performance options will be $477,733.

(7)	Mr. Schwartz was not a named executive officer for Fiscal 2015.
(8)	Represents consulting payments prior to full time employment by the Company.

Narrative to Summary Compensation Table

The compensation program established for the Company’s executive officers consisted of the following elements for fiscal years 2016 and 2015:

Base Salary: The base salaries of our named executive officers depend on their job responsibilities, the market rate of compensation paid by companies in our industry for similar positions, our financial position, and the strength of our business performance. Base salaries provide a fixed means of compensation in order to attract and retain talented executive officers.

Performance-Based Cash Awards: As part of our compensation program, our executive officers and other key employees are eligible to participate in a performance-based cash award program. The annual performance-based cash awards are based on the executive officer’s individual performance and the Company’s actual performance compared to the corporate goals approved by the Compensation Committee. Following the end of each fiscal year, the Compensation Committee is responsible for determining the bonus amount payable to an executive officer based on that executive officer’s individual performance during the fiscal year and its determination of the Company’s actual performance compared to the corporate goals established for that fiscal year.

Long-Term Equity Awards:  Equity ownership by our executive officers and key employees encourages them to create long-term value and aligns their interests with those of our stockholders. During fiscal 2015, our executive compensation program provided for the issuance of time-based stock options under our 2014 Stock Plan.  The stock option awards issued in fiscal 2015 reflected our recapitalization and the fact that many of our executive officers and key employees were new hires and received their initial equity awards upon joining our company in fiscal 2015.

The Compensation Committee elected not to grant equity awards to our executive officers and key employees at the beginning of fiscal 2016.   In August 2015, the Compensation Committee retained Pearl Meyer & Partners, LLC, as its independent compensation consultant.  Based on an evaluation of our peer group and the advice of Pearl Meyer, the Compensation Committee determined that the equity awards issued to our executive officers under our long-term equity award plan should be changed to a combination of time-based and performance-based equity awards.  In January 2016, the Compensation Committee issued time-based and performance-based equity awards to our executive officers.  Although these equity awards were granted during the fiscal year ended March 31, 2016 and are included in the compensation tables below, the Compensation Committee granted these equity awards as the long-term equity award component of the compensation our executive officers will receive for the fiscal year ended March 31, 2017.  Our Compensation Committee does not intend to grant any additional equity awards under our long-term incentive plan for fiscal 2017.

Specifically, the Special Committee or the Compensation Committee approved the following compensation during fiscal years 2015 and 2016 for our named executive officers:

John C. Pescatore, President and Chief Executive Officer: Mr. Pescatore’s salary did not increase in Fiscal 2016.  In Fiscal 2015, his salary increased from $200,000 to $350,000 effective as of July 1, 2014.  In June 2015, Mr. Pescatore received $105,000 related to his target bonus which his target bonus eligibility was set at 100% of his base salary, in connection with the June 2014 private placement. During Fiscal 2016, Mr. Pescatore received 19,373 restricted stock units that vest over four (4) years, with 25% vesting on January 13, 2017, and the remainder of the restricted units will vest in three equal annual installments thereafter.  In addition, Mr. Pescatore received 19,373 performance stock units.    The performance stock units will vest in full upon attainment of the performance goals.  Performance is based upon achievement, prior to January 13, 2020, of (A) a Final Order from the FCC providing for the creation and allocation of licenses for spectrum in the 900 MHz band consisting of paired blocks of contiguous spectrum, each containing at least 3 MHz of contiguous spectrum, authorized for broadband wireless communications uses and (B) the lack of objection by the Company's Board of Directors to the terms and conditions  (including, but not limited to, the rebanding, clearing and relocation procedures, license assignment and award mechanisms, and technical and operational rules) set forth or referenced in the Final Order.

In Fiscal 2015, in connection with the June 2014 private placement, Mr. Pescatore was granted a stock option to purchase 300,000 shares of our common stock with an exercise price equal to $20.00 per share. 25% of the option shares vested on June 10, 2015, and the remainder of the option shares will vest in three equal annual installments thereafter.  Finally, pursuant to the terms of the registration rights agreement we entered into with the investors who participated in the June 2014 private placement, Mr. Pescatore received a bonus from the Company in the amount of $35,000 (10% of his base salary during Fiscal 2015) because of the submission and filing of the registration statement that was declared effective on January 26, 2015.

Morgan E. O’Brien, Vice Chairman: Mr. O’Brien’s salary was increased from $200,000 to $300,000 on April 1, 2015 and increased from $0 to $200,000 effective as of June 10, 2014.  In June 2015, Mr. O’Brien received $75,000 related to his target bonus which was set at 75% of his base salary in connection with the June 2014 private placement. During Fiscal 2016, Mr. O’Brien was granted a stock option to purchase 50,000 shares of our common stock with an exercise price equal to $25.81 per share.  25% of the option shares will vest on January 13, 2017, and the remainder of the option shares will vest in three equal annual installments thereafter.  In addition, Mr. O’Brien was granted a performance stock option to purchase 50,000 shares of our common stock with an exercise price equal to $25.81 per share.  The option shares will vest in full upon attainment of the performance goals.  Performance is based upon achievement, prior to January 13, 2020, of (A) a Final Order from the FCC providing for the creation and allocation of licenses for spectrum in the 900 MHz band consisting of paired blocks of contiguous spectrum, each containing at least 3 MHz of contiguous spectrum, authorized for broadband wireless communications uses and (B) the lack of objection by the Company's Board of Directors to the terms and conditions  (including, but not limited to, the rebanding, clearing and relocation procedures, license assignment and award mechanisms, and technical and operational rules) set forth or referenced in the Final Order.

Additionally, in connection with the June 2014 private placement, he was granted a stock option to purchase 135,000 shares of our common stock with an exercise price equal to $20.00 per share. 25% of the option shares vested on June 10, 2015, and the remainder of the option shares will vest in three equal annual installments thereafter. On January 29, 2015, Mr. O’Brien was granted a stock option to purchase 165,000 shares of our common stock with an exercise price equal to $25.00 per share. 100,000 of the option shares vested upon grant, 25% of the remaining 65,000 option shares vested on January 29, 2016 and the remainder of the option shares will vest in three annual installments thereafter. The grant was made to reflect Mr. O’Brien joining the Company as an executive officer on a full-time basis in Fiscal 2015.

Robert Schwartz, Chief Strategy and Development Officer:    Mr. Schwartz’s salary was increased from $0 to $250,000, effective as of August 3, 2015.  His target bonus eligibility was set at 40% of his base salary upon his employment by the Company.  Additionally, he was granted a stock option to purchase 70,000 shares of our common stock with and exercise price equal to $26.59 per share.  25% of the option shares will vest on August 3, 2016, and the remainder of the option shares will vest in three equal installments thereafter.  Mr. Schwartz was also granted a stock option to purchase 30,000 shares of our common stock with an exercise price equal to $24.45 per share.  25% of the option shares will vest on February 23, 2017, and the remainder of the option shares will vest in three equal installments thereafter.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding outstanding equity awards held by our named executive officers at March 31, 2016.

	Option Awards						Stock Awards
	Number of Securities		Number of Securities						Market Value	Number of		Market Value
	Underlying		Underlying				Number of		of Shares or	Units or		of Units or
	Unexercised		Unexercised		Option	Option	Shares That		Units of Stock	Shares Vested		Shares Vested
	Options		Options (#)		Exercise	Expiration	Have Not		That Have Not	But Not		But Not
Name	(#) Exercisable		Unexercisable		Price	Date	Vested		Vested	Delivered		Delivered (1)
John Pescatore	—		—		—	—	19,373	(2)	$665,269	—		—
	—		—		—	—	19,373	(3)	$665,269	—		—
	—		—		—	—	—		—	24,158	(4)	$829,586
	75,000	(5)	225,000	(5)	$20.00	5/14/2024	—		—	—		—
	12,985	(6)	—		$13.25	12/17/2020	—		—	—		—
Morgan O’Brien	—		50,000	(7)	$25.81	1/13/2026	—		—	—		—
	—		50,000	(8)	$25.81	1/13/2026	—		—	—		—
	16,250	(9)	48,750	(9)	$25.00	1/29/2025	—		—	—		—
	100,000	(10)	—		$25.00	1/29/2025	—		—	—		—
	33,750	(5)	101,250	(5)	$20.00	5/14/2024	—		—	—		—
	—		—		—	—	—		—	7,549	(4)	$259,233
Robert Schwartz	—		30,000	(11)	$24.45	2/23/2026	—		—	—		—
	—		70,000	(12)	$26.59	8/11/2025	—		—	—		—

(1)	The market value of the stock awards is determined by multiplying the number of shares underlying the stock awards by the closing stock price of our common stock of $34.34 on March 31, 2016.
(2)	Performance stock units granted on January 13, 2016 will vest immediately upon attainment of performance goals being met prior to January 13, 2020.
(3)	Restricted stock units granted on January 13, 2016 will vest as follows: 25% on each of January 13, 2017, January 16, 2018, January 14, 2019 and January 13, 2020.
(4)	Restricted stock units granted on May 14, 2014 that immediately vested and will be delivered on May 14, 2017.
(5)	Stock options granted on May 14, 2014 will vest as follows: 25% on each May 14, 2015, May 16, 2016, May 14, 2017, and May 14, 2018.
(6)	Stock options granted on December 17, 2010 are fully vested.
(7)	Performance stock options granted on January 13, 2016 that will vest immediately upon attainment of performance goals being met prior to January 13, 2020.
(8)	Stock options granted on January 13, 2016 will vest as follows: 25% on each of January 13, 2017, January 16, 2018, January 14, 2019 and January 13, 2020.
(9)	Stock options granted on January 29, 2015 will vest as follows: 25% on each of January 29, 2016, January 30, 2017, January 29, 2018, and January 29, 2019.
(10)	Stock options granted on January 29, 2015 are fully vested.
(11)	Stock options granted on August 11, 2015 will vest as follows: 25% on each of August 11, 2016, August 11, 2017, August 13, 2018, and August 12, 2019.
(12)	Stock options granted on February 23, 2016 will vest as follows: 25% on each of February 23, 2017, February 23, 2018, February 29, 2019, and February 24, 2020.

Option Exercises and Stock Vested

The following table sets forth the number of shares acquired and the value realized upon exercise of stock options and vesting of stock awards during Fiscal 2016 by each of our named executive officers.

	Option Awards		Stock Awards
	Number of Shares	Value Realized	Number of Shares	Value Realized
	Acquired on Exercised	on Exerxise	Acquired on Vesting	on Vesting (1)
Name	(#)	($)	(#)	($)
John Pescatore	—	—	17,234	551,143
Morgan O’Brien	—	—	—	—
Robert Schwartz	—	—	—	—

(1)

The value realized on vesting is determined by multiplying the number of shares that vested during Fiscal 2015, times the closing price of our common stock on NASDAQ MKT on the applicable vesting date.

Pension and Nonqualified Deferred Compensation

We do not provide any retirement payments or benefits, other than under our 401(k) Plan, nor do we sponsor or maintain any nonqualified defined contribution or deferred compensation plans.

Potential Payments upon Termination or Change in Control

The table below describes the potential payments or benefits to our named executive officers upon termination of employment by us without cause or for good reason (each as defined in the Executive Severance Plan), as if each executive’s employment terminated as of March 31, 2016. See “Severance Arrangements with our Named Executive Officers” below for additional information.

	Acceleration on Vesting (1)
	Stock	RSU's &	Base
	Options	PSU's	Salary		Health	Other		Total
Name	($)	($)	($)		($)	($)		($)
John Pescatore
Severance absent a change of control	3,226,500	1,037,514	700,000	(2)	32,552	725,000	(4)	5,721,566
Severance in connection with a change of control	3,226,500	2,160,123	700,000	(2)	32,552	725,000	(4)	6,844,175
Morgan O’Brien
Severance absent a change of control	2,040,531	259,233	600,000	(2)	32,552	475,000	(4)	3,407,316
Severance in connection with a change of control	2,760,250	259,233	600,000	(2)	32,552	475,000	(4)	4,127,035
Robert Schwartz
Severance absent a change of control	102,782	—	375,000	(3)	32,552	175,000	(5)	685,334
Severance in connection with a change of control	839,200	—	375,000	(3)	32,552	175,000	(5)	1,421,752

(1)	Represents value of immediate vesting of unvested stock options and stock awards.
(2)	Represents 2 times the base salary.
(3)	Represents 1.5 times the base salary.
(4)	Represents 2 times target annual bonus and outplacement support.
(5)	Represents 1.5 times target annual bonus and outplacement support.

Severance Arrangements with our Named Executive Officers

Severance Plan Participation Agreement

In March 2015, we entered into a Severance Plan Participation Agreement (the “Participation Agreement”) with each of our executive officers and certain key employees pursuant to our Executive Severance Plan (the “Severance Plan”) approved by our Compensation Committee. The Severance Plan establishes the amount of severance payments and benefits available in the event of a (i) termination of employment by the Company without Cause or by the participant for Good Reason and (ii) termination of employment by the Company without Cause or by the participant for Good Reason within six months before or within 24 months after a Change in Control (as defined in the Severance Plan).

The Severance Plan establishes three tiers of executives: Tier 1, Tier 2 and Tier 3. The Company’s Tier 1 executives are: Brian D. McAuley, Chairman of the Board; Morgan E. O’Brien, Vice Chairman of the Board; John C. Pescatore, President and Chief Executive Officer; and Tim Gray, Chief Financial Officer. The Company’s Tier 2 executives are: Frank Creede, Chief Technical Officer; Leon Frazier, Chief Sales and Marketing Officer; Richard Rohmann, Executive Vice President; Thomas Sidman, Chief Legal Officer, Robert Schwartz, Chief Strategy and Development Officer; Steven J. Schreiber, Vice President – Business Operations; and Laura Politi, Vice President – Human Resources. There are no Tier 3 executives at this time.

Upon termination of employment by the Company without Cause or by the participant for Good Reason, each (i) Tier 1 executive is eligible for a cash severance payment equal to 2.0 times the sum of the executive’s base salary plus target bonus, paid in installments over 24 months, plus a pro-rated target bonus for the fiscal year in which the termination occurs and (ii) Tier 2 executive is eligible for a cash severance payment equal to 1.5 times the sum of the executive’s base salary plus target bonus, paid in installments over 18 months, plus a pro-rated target bonus for the fiscal year in which the termination occurs. Additionally, for equity awards granted prior to February 18, 2015 (the “Effective Date”), each Tier 1 and Tier 2 executive will receive full accelerated vesting of such equity awards and a 2-year time period to exercise any stock options included in such equity awards. For equity awards granted after the Effective Date, each Tier 1 and Tier 2 executive will receive pro-rated accelerated vesting of such equity awards and a 9-month time period to exercise any stock options included in such equity awards.

Upon termination of employment by the Company without Cause or by the executive for Good Reason within 6 months before or within 24 months after a Change in Control (as defined in the Severance Plan), each (i) Tier 1 executive is eligible for a cash severance payment equal to 2.0 times the sum of the executive’s base salary plus target bonus, paid in a lump sum, plus a pro-rated target bonus for the fiscal year in which the termination occurs and (ii) Tier 2 executive is eligible for a cash severance payment equal to 1.5 times the sum of the executive’s base salary plus target bonus, paid in a lump sum, plus a pro-rated target bonus for the fiscal year in which the termination occurs. In addition, each Tier 1 and Tier 2 executive will receive full accelerated vesting of all outstanding equity grants and a 2-year time period to exercise any stock options included in such equity awards.

The Severance Plan also provides for payment of health benefits continuation for a maximum of 18 months and outplacement services for a maximum of 12 months and $25,000 for Tier 1 and Tier 2 executives.

Any future Tier 3 executives will be eligible for cash severance, equity acceleration and health benefits in an amount to be determined by the Compensation Committee.

Further, pursuant to the terms of the Severance Plan Participation Agreements, any existing employment or severance agreement between the Company and the participant was immediately terminated and replaced with the provisions of the Severance Plan, subject to limited exceptions required to comply with the requirements of Internal Revenue Code Section 409A. As of the Effective Date, the Company had employment agreements with its President and Chief Executive Officer, John C. Pescatore, its Chief Technical Officer, Frank Creede, and its Executive Vice President and Secretary, Richard Rohmann. Each Severance Plan Participation Agreement also provides that any equity award agreements held by a participant as of the Effective Date are amended to provide that the terms “Cause,” “Change in Control,” “Disability” and “Good Reason” as defined in the Severance Plan shall govern the outstanding equity award agreements.

“Cause” as defined in the Severance Plan means (i) the willful and continued failure of the participant to perform substantially the participant’s duties with the Company (other than any such failure resulting from incapacity due to physical or mental illness), as determined by the Board of Directors with respect to any Tier 1 executive and as determined by the Company’s Chief Executive Officer with respect to any Tier 2 or 3 executive no earlier than 30 days after a written demand for substantial performance is delivered to the participant, which specifically identifies the manner in which the Company believes that the participant has willfully and continuously failed to perform substantially the participant’s duties with the Company (provided, however, that with respect to any Tier 1 executive, the failure to achieve individual or Company-based performance goals, budgets or targets shall not be deemed to be a failure of the participant to perform his or her duties for purposes of this definition of Cause); (ii) the willful engaging by the participant in illegal conduct or gross misconduct which is materially and demonstrably injurious to the Company or participant’s ability to perform his or her duties with the Company; (iii) conviction (including a plea of guilty or no lo contendere) of a felony; or (iv) a material breach of the restrictive covenants in Section 6(b) of the Severance Plan subject to the cure provisions provided in Section 6(b) of the Severance Plan.

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

Employee Benefit Plans

2014 Stock Plan

Our 2014 Stock Plan was adopted by our Board of Directors on May 12, 2014 and approved by our stockholders on May 30, 2014.  Initially, 1,200,000 shares of our common stock were authorized and reserved for issuance under our 2014 Stock Plan. This reserve automatically increases on January 1st each year through January 1, 2024 by an amount equal to the lessor of (i) 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31st or (ii) a lesser amount determined by our Board of Directors. Accordingly, 623,651 shares of common stock were added to our 2014 Stock Plan on January 1, 2015 and 714,583 shares of common stock were added on January 1, 2016 and were made available for future issuance under the 2014 Stock Plan.  As a result, an aggregate of 2,538,234 shares have been authorized and reserved for issuance under our 2014 Stock Plan.

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

Awards may be granted under our 2014 Stock Plan to our employees, including our officers, directors or consultants, and our present or future affiliated entities. While we may grant incentive stock options only to employees, we may grant nonstatutory stock options, stock appreciation rights, restricted stock purchase rights or bonuses, restricted stock units, performance shares, performance units and cash-based awards or other stock-based awards to any eligible participant.

The 2014 Stock Plan is administered by our Compensation Committee. Subject to the provisions of our 2014 Stock Plan, the Compensation Committee determines, in its discretion, the persons to whom, and the times at which, awards are granted, as well as the size, terms and conditions of each award. All awards are evidenced by a written agreement between us and the holder of the award. The Compensation Committee has the authority to construe and interpret the terms of our 2014 Stock Plan and awards granted under our 2014 Stock Plan.

Except to the extent different treatment is provided for pursuant to the terms of our Severance Plan, in the event of a change in control as described in our 2014 Stock Plan, our Compensation Committee may provide generally for one of three effects on awards:

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

From April 1, 2015 to March 31, 2016, we awarded certain directors and employees of the company options to purchase 274,000 shares of our common stock with exercises prices of $24.45 to $49.16 with 25% of the option shares vesting on the first anniversary of the applicable grant date and there remainder of the option shares vesting in three equal annual installments thereafter.  We also issued performance options to purchase 50,000 shares of our common stock with an exercise price of $25.81 with the option shares vesting once the performance criteria are attained.  We issued 140,722 restricted stock awards and 37,295 of performance stock units.

From May 14, 2014 through March 31, 2015, we awarded certain directors, employees and contractors of the Company options to purchase 1,390,957 shares of our common stock under our 2014 Stock Plan with exercise prices of $20.00 to $46.23 per share with 25% of the option shares vesting on the first anniversary of the applicable grant date and the remainder of the option shares vesting in three equal annual installments thereafter. We also issued a grant of 1,750 restricted stock units during the three months ended September 30, 2014.

2010 Stock Plan

Our 2010 Stock Plan was adopted by our Board of Directors and approved by our stockholders. Under the 2010 Stock Plan, there were 49,505 stock options and 126,251 restricted stock units outstanding as of March 31, 2016. We do not currently intend to grant any additional awards under our 2010 Stock Plan.

2004 Stock Plan

Our 2004 Stock Plan was adopted by our Board of Directors and approved by our stockholders. Under the 2004 Plan, there were options to purchase 8,336 shares of our common stock that are vested and outstanding as of March 31, 2015. Our 2004 Stock Plan terminated by its terms, and as a result, no further awards will be issued under our 2004 Stock Plan.

401(k) Plan

Our employees participate in a 401(k) Plan.  The 401(k) Plan does not provide for matching contributions by the Company.

DIRECTOR COMPENSATION

Our directors play a critical role in guiding our strategic direction and overseeing the management of our Company. Ongoing developments in corporate governance and financial reporting have resulted in an increased demand for highly qualified and productive public company directors. The varied responsibilities, the substantial time commitment and the potential risks of serving as a director for a public company require that we provide adequate compensation for the continued performance of our non-employee directors by offering them compensation that is commensurate with the workload and the demands we place on them. Our non-employee directors are compensated based upon their Board and Board Committee responsibilities.  Messrs. McAuley, O’Brien and Pescatore, who are each executive officers of the Company, receive no separate compensation for their service as directors.

Our director compensation is overseen by the Compensation Committee, which makes recommendations to our Board of Directors on the appropriate structure for our non-employee director compensation program and the appropriate amount of compensation to offer to our non-employee directors. Our Board of Directors is responsible for final approval of our non-employee director compensation program and the compensation paid to our non-employee directors.  In 2015, the Compensation Committee retained Pearl Meyer & Partners, LLC as its independent compensation consultant to assess the Company’s non-employee director compensation program. With the assistance of Pearl Meyer, the Compensation Committee and Board of Directors established the Company’s philosophy to target total compensation for our non-employee directors at the 50th percentile of the market, based on the same peer group used in benchmarking the compensation of our executive officers.

Non-Employee Director Compensation

The following table summarizes information concerning the compensation awarded to, earned by, or paid for services rendered in all capacities by our non-employee directors during Fiscal 2016 (the period ended March 31, 2016).

						Incentive
			Stock		Option	Plan	All Other
		Fee (2)	Awards (1)		Awards (1)	Compensation	Compensation
Name and Principal Position	Year	($)	($)		($)	($)	($)	Total ($)
T. Clark Akers	2016	56,500	65,014	(3)	—	—	—	121,514

Andrew Daskalakis	2016	49,000	65,014	(3)	—	—	—	114,014

Peter Schiff	2016	51,000	65,014	(3)	—	—	—	116,014

John Sites	2016	42,500	65,014	(3)	—	—	—	107,514

(1)

These amounts represent the grant date fair value of equity-based awards granted by the Company during the periods presented, determined in accordance with FASB ASC Topic 718. All awards are amortized over the vesting life of the award. For the assumptions used in our valuations, see “Note 11 – Stock Acquisition Rights, Stock Options and Warrants” of our notes to consolidated financial statements in this Annual Report on Form 10-K for the year ended March 31, 2016.

(2)

Represents annual cash retainers for Board service and for service as the chair of one of the standing Board Committees and meeting fees for attending Board meetings.  Commencing on October 1, 2015, the Compensation Committee increased the annual cash retainers for Board service and for service as chair of one of the standing Board Committees and eliminated Board meeting fees.

(3)

Represents 2,282 restricted stock awards granted on November 4, 2015, immediately following the 2015 annual meeting of stockholders.  The closing stock price on the date of the grant represents the fair value of a share of restricted stock, was $28.49 per share.

Narrative Discussion of the Director Compensation Table

For the fiscal year ended March 31, 2016 and for the period from April 1, 2015 through September 30, 2015, our non-employee director compensation program consisted of: (i) annual cash retainers for Board service and for service as the chair of one of the standing Board Committees; (ii) meeting fees for attendance at Board Meetings; and (iii) long-term equity awards consisting of fully-vested stock option awards granted on an annual basis to continuing non-employee directors immediately following the annual meeting of stockholders.  Based on an analysis of the Company’s peer group and the advice provided by Pearl Meyer, the Compensation Committee and Board determined to increase the size of the annual retainers offered to our non-employee directors for their Board service and for their service as the chair of one of the standing Board Committees so that the annual retainers we offer to our non-employee directors would be within the 50th percentile of the annual retainers offered by the companies in our peer group.  At the same time, the Compensation Committee and Board determined to eliminate Board meeting fees.  The changes to the annual retainers and the elimination of the Board meeting fees were effective as of October 1, 2015.  The Compensation Committee and Board also determined, based on an evaluation of our peer group and the advice of Pearl Meyer, to change the long-term equity awards we offer to our non-employee directors from fully-vested stock options to restricted stock awards.  This change in the long-term equity awards we offer to our non-employee directors will be effective for the awards issued to our non-employee directors immediately following our 2016 annual meeting of stockholders.  Our non-employee directors received stock option awards following the 2015 annual meeting of stockholders.

Annual Cash Retainers: For the period from April 1, 2015 through September 30, 2015, our non-employee directors received the following annual cash retainers:  $25,000 for service on the Board, $10,000 for service as the Audit Committee chair, $5,000 for service as the Compensation Committee chair, and $5,000 for service as the Nominating and Corporate Governance Committee chair.  These annual retainers were paid in 4 equal quarterly installments, payable on the first day of each new calendar quarter.  Commencing on October 1, 2015, our non-employee directors will receive the following annual cash retainers:  $50,000 for service on the Board, $18,000 for service as the Audit Committee chair, $12,000 for service as the Compensation Committee chair, and $8,000 for service as the Nominating and Corporate Governance Committee chair.  These annual retainers will be paid in 4 equal quarterly installments, payable on the first day of each new calendar quarter commencing on October 1, 2015.

Meeting Fees:  For the period from April 1, 2015 through September 30, 2015, our non-employee directors received a fee of $1,000 for each Board meeting they attend in person or participate in by telephone.  No meeting fees were paid to our non-employee directors for their attendance or participation in committee meetings.  Commencing on October 1, 2015, no further meeting fees will be paid to our non-employee directors for their attendance at Board or Board Committee meetings.

Long-Term Equity Awards: For our fiscal year ended March 31, 2016, each of our non-employee directors received restricted stock awards for 2,282 with a fair value of $28.49 per share, which was the closing bid price of our common stock on the NASDAQ Capital Market on the date of grant. These stock awards were granted on November 4, 2015, immediately following the 2015 annual meeting of stockholders.

For our fiscal year ended March 31, 2017, our non-employee directors continuing in office after the date of our 2016 annual meeting of stockholders will receive a grant of restricted stock on the date of such annual meeting with a grant date fair market value equal to approximately $65,000.  Each such annual award will vest on the earlier of (i) immediately prior to the commencement of the next regularly scheduled annual meeting of stockholders or (ii) 12 months from the grant date, subject to accelerated vesting in the event of (x) a change of control of the Company or (y) the director’s death, resignation or removal from the Board without cause.

Reimbursement: Our directors are entitled to reimbursement for their reasonable travel and lodging expenses for attending Board and Board Committee meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED

The following table sets forth information about the beneficial ownership of our common stock by (i) each of our directors, (ii) each of our named executive officers named in the Summary Compensation Table under “Executive Compensation,” (iii) all our directors and executive officers as a group, and (iv) each person or group known by us to own more than 5% of our common stock. The percentages reflect beneficial ownership, as determined in accordance with the SEC’s rules, as of May 12, 2016 and are based on 14,300,790 shares of common stock outstanding as of May 12, 2016. Except as noted below, the address for all beneficial owners in the table below is 3 Garret Mountain Plaza, Suite 401, Woodland Park, New Jersey 07424.

	Amount and
	Nature of
	Beneficial	Percent of
Name of Beneficial Owner	Ownership(1)	Class
Directors and Executive Officers:
Brian McAuley(2)	468,652	3.26%
Morgan O’Brien(3)	194,184	1.34%
John Pescatore(4)	219,188	1.51%
Robert Schwartz(5)	—	*
Andrew Daskalakis(6)	69,235	*
Peter Schiff(7)	233,820	1.43%
John C. Sites(8)	37,788	*
T. Clark Akers(9)	6,532	*
All directors and executive officers as a group (11 persons)	1,418,476	9.51%
5% or more Stockholders (not disclosed above):
Cerberus Capital Management, L.P.(10)	3,506,457	24.52%
FIE II LLC(11)	1,500,000	10.49%
Owl Creek Asset Management L.P.(12)	1,816,712	12.70%
Great American(13)	1,112,500	7.78%
Credit Suisse Securities (USA) LLC(14)	832,687	5.82%
QVT Financial LP(15)	864,301	6.04%

*  Represents less than 1% of the number of shares of our common stock outstanding as of May 12, 2016.

(1)

We determined the number of shares of common stock beneficially owned by each person under rules promulgated by the SEC, based on information obtained from Company records and filings with the SEC. In calculating the number of shares beneficially owned by an individual or entity and the percentage ownership of that individual or entity, shares underlying options, warrants or restricted stock units held by that individual or entity that are either currently exercisable or exercisable within 60 days from May 12, 2016 are deemed outstanding. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other individual or entity. Unless otherwise indicated and subject to community property laws where applicable, the individuals and entities named in the table above have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

(2)

Includes 11,305 shares of common stock held by certain trusts for the benefit of Mr. McAuley’s children of which Mr. McAuley is the trustee and 3,836 shares held by Mr. McAuley’s spouse. Includes 67,500 shares of common stock underlying an option that are all exercisable as of June 10, 2016 at an exercise price of $20.00 per share, with the remaining 67,500 shares vesting in two remaining equal annual installments of 33,750 shares. Also includes 16,250 shares of common stock underlying an option that are all exercisable as of January 29, 2016 at an exercise price of $25.00 per share, with 48,750 additional shares subject to vesting in two remaining annual installments.

(3)

Includes 7,549 restricted stock units, which are fully vested and which will settle on the earlier of (i) the termination of Mr. O’Brien’s employment with the Company or (ii) May 12, 2017. Includes 67,500 shares of common stock underlying an option that are all exercisable as of June 10, 2016 at an exercise price of $20.00 per share, with the remaining 67,500 shares vesting in two remaining equal annual installments of 33,750 shares. Also 116,250 shares of common stock underlying an option that are all exercisable as of January 29, 2016 at an exercise price of $25.00 per share, with 48,750 additional shares subject to vesting in two remaining annual installments.

(4)

Includes outstanding options to purchase 12,985 shares of common stock at an exercise price of $13.25 per share, and 24,158 restricted stock units, which are fully vested and which will settle on the earlier of (i) the termination of Mr. Pescatore’s employment with the Company or (ii) May 12, 2017, respectively, and 1,809 shares of common stock held by certain of Mr. Pescatore’s children.  Includes 150,000 shares of common stock underlying an option that are all exercisable as of June 10, 2016 at an exercise price of $20.00 per share, with 150,000 additional shares subject to vesting in two remaining equal annual installments.

(5)

Does not include an unvested option to purchase 70,000 shares of common stock held by Mr. Schwartz at an exercise price of $26.59 per share and an unvested option to purchase 30,000 shares of common stock held by Mr. Schwartz at an exercise price of $24.45 per share.

(6)

Includes (i) 3,000 shares of common stock held by his family trust of which Mr. Daskalakis has shared dispositive and voting power, (ii) 37,033 shares of common stock held by AMK International, Inc. of which Mr. Daskalakis has shared dispositive and voting power and (iii) an option to purchase 5,000 shares of common stock held by Mr. Daskalakis at an exercise price of $20.00 per share, which is fully vested.

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

(8)	Includes an option to purchase 5,000 shares of common stock held by Mr. Sites at an exercise price of $20.00 per share, which is fully vested.
(9)	Includes an option to purchase 2,500 shares of common stock held by Mr. Akers at an exercise price of $20.00 per share, which is fully vested.
(10)

Includes shares of common stock held by Cerberus Institutional Partners V, L.P., Cerberus International II Master Fund, L.P., Cerberus Partners II, L.P. and Cerberus Institutional Partners VI, L.P.  We have been informed by the stockholder that Stephen Feinberg, through one or more intermediaries, exercises sole voting and dispositive power over the shares held by Cerberus Institutional Partners V, L.P., Cerberus International II Master Fund, L.P. and Cerberus Partners II, L.P. The address for Cerberus Capital Management, L.P. is 875 Third Avenue, New York, New York 10022.

(11)

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

(12)

Includes shares of common stock held by Owl Creek Overseas Master Fund, Ltd., Owl Creek II, L.P., Owl Creek SRI Master Fund, Ltd., Owl Creek Credit Opportunities Master Fund, L.P., and Owl Creek I, L.P., each of which are controlled by Owl Creek Advisors, LLC. Owl Creek Advisors, LLC, is the general partner of each of Owl Creek I, L.P., Owl Creek II, L.P., Owl Creek Overseas Master Fund, Ltd., Owl Creek SRI Master Fund, Ltd., and Owl Creek Credit Opportunities Master Fund, L.P. Owl Creek Asset Management, L.P. is the investment manager with respect to the shares of common stock held by each of Owl Creek I, L.P., Owl Creek II, L.P., Owl Creek Overseas Master Fund, Ltd., Owl Creek SRI Master Fund, Ltd., and Owl Creek Credit Opportunities Master Fund, L.P. Jeffrey A. Altman is the managing member of the general partner of Owl Creek Asset Management, L.P. and is the managing member of Owl Creek Advisors, LLC. We have been informed by the stockholder that Jeffrey A. Altman, Owl Creek Asset Management, L.P. and Owl Creek Advisors, LLC each disclaim any direct ownership of the shares held by the stockholders. The address for Owl Creek Asset Management, L.P. is 640 Fifth Avenue, 20th Floor, New York, NY 10019.

(13)

Includes shares of common stock held by Great American Insurance Company and Great American Life Insurance Company. Each of Great American Life Insurance Company and Great American Insurance Company is a wholly owned subsidiary of American Financial Group, Inc. The board of directors of American Financial Group, Inc. consists of Carl H. Linder III, S. Craig Linder, Kenneth C. Ambrecht, John B. Berding, Joseph E. Consolino, Virginia C. Drosos, James E. Evans, Terry S. Jacobs, Gregory G. Joseph, William W. Verity and John Von Lehman who exercise voting and investment control over the shares held by the stockholder. The address for Great American is 301 East 4th Street, Cincinnati, Ohio 45202.

(14)

We have been informed by the stockholder that Robert Franz, Robert MacNaughton and Ken Hoffman each share voting and dispositive power over the shares held by Credit Suisse Securities (USA) LLC. The address for Credit Suisse Securities (USA) LLC is 11 Madison Avenue, New York, NY 10010.

(15)

Includes shares of common stock held by QVT Fund V LP, QVT Fund IV LP, and Quintessence Fund LP. Each of QVT Fund IV LP, OVT Fund V LP and Quintessence Fund L.P. are managed by their general partner, QVT Financial GP LLC. QVT Financial LP is the investment manager of each Quintessence Fund L.P., QVT Fund IV LP and QVT Fund V LP and shares voting and investment control over the securities held by Quintessence Fund L.P., QVT Fund IV LP and QVT Fund V LP. QVT Financial GP LLC is the general partner of QVT Financial LP and as such has complete discretion in the management and control of the business affairs of QVT Financial LP. We have been advised by the stockholder that the managing members of QVT Financial GP LLC are Daniel Gold, Nicholas Brumm, Arthur Chu and Tracy Fu and that each of Daniel Gold, Nicholas Brumm, Arthur Chu and Tracy Fu disclaims beneficial ownership of the securities held by Quintessence Fund L.P., QVT Fund IV LP and OVT Fund V LP. The address for QVT Financial LP is 1177 Avenue of the Americas, 9th Floor, New York, New York 10036.

Changes in Control:  We are not aware of any, or a party to, arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change of control.

Section 16(a) Beneficial Ownership Reporting Compliance: Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who beneficially own more than 10% of our common stock to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such persons. Based solely on a review of copies of reports provided to the Company pursuant to Rule 16a-3(e) of the Exchange Act and representations of such reporting persons, the Company believes that during Fiscal 2016, such SEC filing requirements were satisfied.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We have not engaged in any related party transaction since April 1, 2015 in which the amount involved exceeds $120,000 and in which any of our directors, named executive officers or any holder of more than 5% of our common stock, or any member of the immediate family of any of these persons or entities controlled by any of them, had or will have a direct or indirect material interest, other than the compensation arrangements described in “Executive Compensation” and the transactions set forth below.

May 2015 Registered Follow-On Offering

In May 2015, we completed a registered follow-on public offering of shares of our common stock resulting in the sale of 1,725,000 shares at a purchase price of $40.00 per share, which included 225,000 shares sold pursuant to the underwriters’ exercise of their over-allotment option. Net proceeds were approximately $64.8 million after deducting underwriting discounts and commissions, and estimated offering expenses. Three of our holders who held more than 5% of our outstanding common stock, Cerberus Capital Management, L.P., Owl Creek Asset Management, L.P. and American Financial Group, Inc. (Great American), purchased 500,000 shares, 110,000 shares and 62,500 shares, respectively, of our common stock in the follow-on offering.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Fees and Services

The following table shows the aggregate fees paid or accrued by the Company for the audit and other services provided by PKF O’Connor Davies, LLP for fiscal years ended March 31, 2016 and 2015.

	2016	2015
Audit fees	$216,350	211,250
Audit-related fees	—	—
Tax fees	36,106	15,000
Other fees	—	—
Total	$252,456	226,250

Audit Fees. Audit fees consist of fees billed for the audit of our annual consolidated financial statements, the review of the interim consolidated financial statements, and related services that are normally provided in connection with registration statements, including the registration statements for our May 2015 follow-on offering, June 2014 and January 2015 private placements, along with our initial public offering. Included in Fiscal 2016 is $59,250 of fees billed in connection with our follow-on offering.  Included in the fiscal year 2015 audit fees is $115,750 of fees billed in connection with our private placements and initial public offering.

Audit-Related Fees. There were no such fees incurred in Fiscal 2016 or Fiscal 2015.

Tax Fees. Tax fees consist of fees for professional services, including tax consulting and compliance performed by PKF O’Connor Davies, LLP.

All Other Fees. We did not incur any other fees in Fiscal 2016 or Fiscal 2015.

Pre-Approval of Audit and Non-Audit Services

It is the policy of our Audit Committee that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be approved in advance by our Audit Committee.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following consolidated financial statements of the Company appear on pages F-2 through F-23 of this report and are incorporated by reference in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements

Consolidated Balance Sheets as of March 31, 2016 and 2015

Consolidated Statements of Operations for each of the three Years Ended March 31, 2016, 2015, and 2014

Consolidated Statements of Stockholders’ Equity/(Deficiency) for each of the three Years Ended March 31, 2016

Consolidated Statements of Cash Flows for each of the three Years Ended March 31, 2016, 2015, and 2014

Notes to Consolidated Financial Statements

(a)(2) All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) The exhibits listed in the accompanying Exhibit Index are either filed with this Annual Report or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in Woodland Park, State of New Jersey, on June 13, 2016.

pdvWireless, Inc.

By:	/s/ John C. Pescatore
John C. Pescatore
Chief Executive Officer and President

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John C. Pescatore and Timothy Gray, and each of them individually, as the undersigned’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for the undersigned and in the undersigned’s name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their respective substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian McAuley Brian McAuley	Chairman of the Board	June 13, 2016

/s/ Morgan O’Brien Morgan O’Brien	Vice Chairman of the Board	June 13, 2016

/s/ John C. Pescatore John C. Pescatore	Director, President and Chief Executive Officer (Principal Executive Officer)	June 13, 2016

/s/ Timothy Gray Timothy Gray	Chief Financial Officer (Principal Financial and Accounting Officer)	June 13, 2016

/s/ T. Clark Akers T. Clark Akers	Director	June 13, 2016

/s/ Andrew Daskalakis Andrew Daskalakis	Director	June 13, 2016

/s/ Peter Schiff Peter Schiff	Director	June 13, 2016

/s/ John C. Sites John C. Sites	Director	June 13, 2016

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1

Amended and Restated Certificate of Incorporation of pdvWireless, Inc. (the “Company”) (filed as Exhibit 3.1 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156))

3.1.1

Certificate of Amendment No 1. to Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36827) on November 5, 2015 and incorporated herein by reference.

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
10.7+

Executive Form of Notice of Grant of Stock Option and Stock Option Agreement under 2014 Stock Plan (filed as Exhibit 10.7 to the Annual Report on Form 10-K for the year ended March 31, 2015, filed with the SEC on June 10, 2015 and incorporated herein by reference)

10.8+

Non-employee Director Form of Notice of Grant of Stock Option and Stock Option Agreement under 2014 Stock Plan (filed as Exhibit 10.8 to the Annual Report on Form 10-K for the year ended March 31, 2015, filed with the SEC on June 10, 2015 and incorporated herein by reference)

10.9+

Non-employee Director Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement under 2014 Stock Plan (filed as Exhibit 10.9 to the Annual Report on Form 10-K for the year ended March 31, 2015, filed with the SEC on June 10, 2015 and incorporated herein by reference)

10.10+

Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement under 2014 Stock Plan (filed as Exhibit 10.8 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156))

10.11+

Form of Indemnification Agreement by and among the Company and its officers and directors (filed as Exhibit 10.9 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156))

10.12+

Employment Agreement, dated August 9, 2004, by and among the Company and John Pescatore (filed as Exhibit 10.10 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156))

10.13+

Amendment to Employment Agreement, dated June 1, 2012 by and among the Company and John Pescatore (filed as Exhibit 10.11 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156))

10.14+

Employment Agreement, dated July 1, 2004, by and among the Company and Frank Creede (filed as Exhibit 10.12 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156))

10.15+

Amendment to Employment Agreement, dated June 1, 2012 by and among the Company and Frank Creede (filed as Exhibit 10.13 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156))

10.16†

Asset Purchase Agreement, dated May 13, 2014, by and among the Company and FCI 900, Inc., ACI 900, Inc., Machine License Holding, LLC, Nextel WIP License Corp., and Nextel License Holdings 1, Inc. (filed as Exhibit 10.14 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156))

10.17

Letter Amendment to the Asset Purchase Agreement, dated May 28, 2014, by and among the Company and FCI 900, Inc., ACI 900, Inc., Machine License Holding, LLC, Nextel WIP License Corp., and Nextel License Holdings 1, Inc. (filed as Exhibit 10.15 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156))

10.18†

Management Services Agreement, dated September 15, 2014, by and between Sprint Spectrum, L.P. and the Company (filed as Exhibit 10.18 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156))

10.19†

License Agreement, dated September 15, 2014, by and between Sprint/United Management Company and the Company (filed as Exhibit 10.19 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156))

10.20†

Spectrum Rights Agreement, dated September 8, 2014, by and between PDV Spectrum Holding Company, LLC and Motorola Solutions, Inc. (filed as Exhibit 10.20 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156))

10.21+

pdvWireless, Inc. Executive Severance Plan (filed as Exhibit 99.1 to the Current Report on Form 8-K, filed with the SEC on March 27, 2015 and incorporated herein by reference (File No. 001-36827-15731791))

10.22+

Form of pdvWireless, Inc. Executive Severance Plan Participation Agreement (filed as Exhibit 99.2 to the Current Report on Form 8-K, filed with the SEC on March 27, 2015 and incorporated herein by reference (File No. 001-36827-15731791))

10.23+

Executive Form of Performance-Based Stock Option Agreement and Grant Notice under the 2014 Stock Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, filed with the SEC on February 16, 2016 and incorporated herein by reference)

10.24+

Executive Form of Performance-Based Restricted Stock Units Agreement and Grant Notice under the 2014 Stock Plan (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, filed with the SEC on February 16, 2016 and incorporated herein by reference)

10.25+

Non-employee Director Form of Restricted Stock Award Agreement and Grant Notice under the 2014 Stock Plan (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, filed with the SEC on February 16, 2016 and incorporated herein by reference)

10.26+

Executive Form of Time-Based Stock Option Agreement and Grant Notice under the 2014 Stock Plan (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, filed with the SEC on February 16, 2016 and incorporated herein by reference)

10.27+

Executive Form of Time-Based Restricted Stock Award Agreement and Grant Notice under the 2014 Stock Plan (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, filed with the SEC on February 16, 2016 and incorporated herein by reference)

21.1	Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Registration Statement on Form S-1, filed with the SEC on April 27, 2015 and incorporated herein by reference (File No. 333-203681))
23.1	Consent of PKF O’Connor Davies, LLP Independent Registered Public Accounting Firm relating to the Consolidated Financial Statements of the Company
24.1	Power of Attorney (included on signature page hereto)
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

_______________________

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

pdvWireless, Inc.

We have audited the accompanying consolidated balance sheets of pdvWireless, Inc. as of March 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity/(deficiency), and cash flows for each of the three years ended March 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of pdvWireless, Inc. as of March 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years ended March 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ PKF O’Connor Davies, LLP

New York, New York

June 13, 2016

pdvWireless, Inc.

Consolidated Balance Sheets

At March 31:	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$153,462,865	$119,873,668
Accounts receivable, net of allowance for doubtful accounts of $2,633 and $7,977	528,283	395,172
Inventory	93,203	—
Prepaid expenses and other current assets	906,952	629,790
Total current assets	154,991,303	120,898,630
Property and equipment	15,119,766	6,384,602
Intangible assets	103,655,459	100,298,444
Capitalized patent costs, net	222,359	220,783
Other assets	60,073	25,630
Total assets	$274,048,960	$227,828,089
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$3,780,697	$6,403,878
Accounts payable-officers	44,159	40,668
Current portion of note payable	494,545	—
Deferred revenue	744,605	737,664
Total current liabilities	5,064,006	7,182,210
Noncurrent liabilities
Long-term portion of note payable	497,265	—
Deferred revenue	5,647,773	6,376,518
Other liabilities	654,536	63,407
Total liabilities	11,863,580	13,622,135
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized and no shares outstanding at March 31, 2016 and March 31, 2015	—	—
Common stock, $0.0001 par value per share, 100,000,000 shares authorized and 14,300,790 shares issued and outstanding at March 31, 2016 and 12,530,493 shares issued and outstanding at March 31, 2015	1,438	1,253
Additional paid-in capital	325,669,088	255,861,880
Accumulated deficit	(63,485,146)	(41,657,179)
Total stockholders' equity	262,185,380	214,205,954
Total liabilities and stockholders' equity	$274,048,960	$227,828,089

See accompanying notes to consolidated financial statements

pdvWireless, Inc.

Consolidated Statements of Operations

For the year ended March 31:	2016	2015	2014
Operating revenues
Service revenue	$2,624,612	$2,776,916	$3,539,595
Spectrum lease revenue	728,745	394,737	—
Other revenue	190,172	—	—
Total operating revenues	$3,543,529	$3,171,653	$3,539,595
Cost of revenue
Sales and service	3,468,849	1,063,176	1,124,121
Gross profit	74,680	2,108,477	2,415,474
Operating expenses
General and administrative	16,726,269	13,458,383	985,105
Sales and support	3,955,638	1,812,524	1,382,024
Product development	1,322,552	1,000,890	934,818
Total operating expenses	22,004,459	16,271,797	3,301,947
Loss from operations	(21,929,779)	(14,163,320)	(886,473)
Interest expense	(3,024)	(570,737)	(325,348)
Interest income	103,586	19,889	—
Other income	1,250	—	—
Net loss	$(21,827,967)	$(14,714,168)	$(1,211,821)
Net loss per common share basic and diluted	$(1.54)	$(1.46)	$(9.56)
Weighted-average common shares used to compute basic and diluted net loss per share	14,156,848	10,048,210	126,759

See accompanying notes to consolidated financial statements

pdvWireless, Inc.

Consolidated Statement of Stockholders’ Equity/(Deficiency)

	Number of Shares
	Preferred stock series AA	Common stock	Preferred stock series AA	Common stock	Additional paid-in capital	Accumulated deficit	Total
Balance at March 31, 2013	748,043	126,759	$20,516,999	$12	$2,130,527	$(25,731,190)	$(3,083,652)
Issuance of stock	679	—	9,000	—	—	—	9,000
Equity based compensation	—	—	—	—	79,057	—	79,057
Net loss	—	—	—	—	—	(1,211,821)	(1,211,821)
Balance at March 31, 2014	748,722	126,759	20,525,999	12	2,209,584	(26,943,011)	(4,207,416)
Conversion of preferred stock series AA to common shares	(748,722)	748,722	(20,525,999)	75	20,525,924	—	—
Effects of exchange of 661,581 warrants to common shares	—	29,809	—	3	(3)	—	—
Effects of exchange of convertible notes to common shares	—	77,733	—	8	1,554,672	—	1,554,680
Effects of exchange of notes payable to common shares	—	65,000	—	6	1,299,994	—	1,300,000
Common shares issued for intangible asset	—	500,000	—	50	9,999,950	—	10,000,000
Motorola investment	—	—	—	—	10,000,000	—	10,000,000
Issuance of stock on June 10, 2014, net of closing costs	—	10,925,000	—	1,093	201,921,365	—	201,922,458
Issuance of stock on January 26 and 30, 2015, net of closing costs	—	57,470	—	6	1,386,612	—	1,386,618
Equity based compensation	—	83,804	—	—	6,963,782	—	6,963,782
Net loss	—	—	—	—	—	(14,714,168)	(14,714,168)
Balance at March 31, 2015	—	12,614,297	—	1,253	255,861,880	(41,657,179)	214,205,954
Issuance of stock, net of closing costs	—	1,725,000	—	173	64,792,047	—	64,792,220
Equity based compensation*	—	41,991	—	12	4,970,095	—	4,970,107
Stock option exercises	—	3,306	—	—	45,066	—	45,066
Net loss	—	—	—	—	—	(21,827,967)	(21,827,967)
Balance at March 31, 2016	—	14,384,594	$—	$1,438	$325,669,088	$(63,485,146)	$262,185,380

* includes restricted shares issued.

See accompanying notes to consolidated financial statements

pdvWireless, Inc.

Consolidated Statements of Cash Flows

For the year ended March 31,	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,827,967)	$(14,714,168)	$(1,211,821)
Adjustments to reconcile net loss to net cash (used) provided by operating activities
Depreciation and amortization	556,318	96,141	59,469
Non-cash compensation expense attributable to stock awards	4,970,107	6,963,782	79,057
Changes in operating assets and liabilities
Accounts receivable	(133,111)	(25,764)	(80,405)
Inventory	(93,203)	—	—
Prepaid expenses and other assets	(311,605)	(620,900)	(324)
Accounts payable and accrued expenses	(2,620,384)	6,159,446	2,344
Accounts payable-officers	3,491	(77,293)	16,270
Accrued interest expense	(2,797)	(332,323)	325,348
Deferred compensation	—	(361,610)	24,340
Deferred revenue	(721,804)	7,103,431	—
Other liabilities	387,583	63,407	—
Net cash (used) provided by operating activities	(19,793,372)	4,254,149	(785,722)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible assets	(2,068,002)	(90,298,444)	—
Purchases of equipment	(9,077,216)	(6,346,586)	(33,572)
Payments for patent costs	(12,296)	(1,355)	(35,456)
Net cash used by investing activities	(11,157,514)	(96,646,385)	(69,028)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from Section 144A Offering	—	201,922,458	—
Net proceeds from follow-on offering	64,792,220	—	—
Net proceeds from January 2015 stock issuance	—	1,386,618	—
Payment of notes payable	(297,203)	(1,133,851)	—
Proceeds from notes payable	—	45,000	705,491
Proceeds from stock option exercises	45,066	—	—
Proceeds from Motorola investment	—	10,000,000	—
Net cash provided from financing activities	64,540,083	212,220,225	705,491
Net change in cash and cash equivalents	33,589,197	119,827,989	(149,259)
CASH AND CASH EQUIVALENTS
Beginning of the year	119,873,668	45,679	194,938
End of the year	$153,462,865	$119,873,668	$45,679

See accompanying notes to consolidated financial statements

pdvWireless, Inc.

Notes to Consolidated Financial Statements

1.  Nature of Operations

pdvWireless, Inc. (formerly known as Pacific DataVision, Inc., the “Company”) is a private wireless communications carrier and provider of mobile workforce communication and location based solutions focused on increasing the productivity of its customers’ field-based workers and the efficiency of their dispatch and call center operations.  The Company commenced launching private push-to-talk (“PTT”) networks in major markets throughout the United States.  Its proprietary and industry-validated suite of mobile communications and workforce management applications improve team communication and field documentation across a wide array of industries, including transportation, distribution, construction, hospitality, waste management and field services.  At the same time, the Company is pursuing a number of broadband spectrum opportunities and initiatives, including but not limited to, a Federal Communications Commission (“FCC”) regulatory process aimed at the realignment of its spectrum to be able to deploy broadband technologies to enterprises.  The Company was originally incorporated in California in 1997, and reincorporated in Delaware in 2014.   In November 2015, the Company changed its name from Pacific DataVision, Inc. to pdvWireless, Inc.  The Company maintains offices in Woodland Park, New Jersey, Reston, Virginia and San Diego, California.  It also maintains a sales office in West Conshohocken, Pennsylvania.

The Company is currently deploying and operating dedicated, wide-area, two-way radio networks that offer PTT communications services to primarily dispatch-centric, small and medium-sized businesses.  In June 2015, the Company commercially launched its PTT service, which it markets as DispatchPlus™, in the greater, Houston, Texas metropolitan area.  The Company commenced service in six additional major metropolitan markets during fiscal 2016, including:  Dallas, Atlanta, Philadelphia, Chicago, the greater New York area and Baltimore/Washington.

The Company offers its DispatchPlus communications solutions, which combines pdvConnect™, its proprietary suite of mobile communication and workforce management applications with state-of-the-art digital network architecture and mobile devices supplied by Motorola Solutions, Inc. and its subsidiaries (“Motorola”).  Developed for dispatch-centric businesses, pdvConnect is an easy to use and efficient mobile communication and workforce management solutions that enables businesses to locate and communicate with their field workers and improve the documentation of work events and job status.  Also built with the commercial dispatch user in mind, Motorola’s digital network architecture allows the Company to provide highly reliable, instant and wide-area PTT communication services to its customers.

The Company expects that its DispatchPlus business will become its principal near term operating business.  However, the Company has not yet generated significant revenues from its DispatchPlus business.   The Company primarily markets its DispatchPlus service to customers indirectly through third-party dealers selected from Motorola’s nationwide dealer network and other select wireless dealers.  The Company supports its indirect sales representatives by providing them with training, marketing and advertising support from its internal sales and marketing team.  The Company enters into contracts directly with end users of its DispatchPlus communication solutions, including those introduced to it through its indirect dealer network.

Concurrently with launching its DispatchPlus business, the Company is pursuing initiatives to increase the efficiency and capacity of its spectrum licenses, including filing (together with the Enterprise Wireless Alliance) a Joint Petition for Rulemaking with the FCC proposing a realignment of a portion of the 900 MHz spectrum from narrowband to broadband.  The Company has responded to all requests for information from the FCC and other interested parties, and it is currently awaiting FCC action.  The FCC’s action may take a number of forms ranging from:  a Notice of Proposed Rulemaking, to a Notice of Inquiry, to a dismissal of the Joint Petition without further action.  To its knowledge, the FCC has not reached a decision on the Joint Petition. The Company currently believes that the most likely outcome is that the FCC will adopt a Notice of Inquiry as the next step in the process.  The Company has no information, however, on the content or scope of a potential Notice of Inquiry.  A Notice of Inquiry is a vehicle for the FCC to gather additional information for the record.  If the FCC elects to adopt a Notice of Inquiry, it could request additional information and input on the optimal use of the 900 MHz band generally.  A Notice of Inquiry could also request information on the specific issues and proposed solutions raised by us and other commentators in the proceeding.  The adoption of a Notice of Inquiry does not mean that the FCC has denied its Joint Petition, or that the Joint Petition will not ultimately result in a Notice of Proposed Rulemaking.  The Company continues to believe in the merits of its proposal, and that the Joint Petition is consistent with the FCC’s past practices and policies.  Nevertheless, obtaining a favorable result from the FCC may take a significant amount of time and resources. Moreover, there is no assurance that the FCC will adopt the proposed rules, or ultimately approve the Company’s Joint Petition.

In addition to this regulatory action, the Company is also pursuing a number of broadband and additional spectrum and wireless service opportunities,  including acquiring additional spectrum to support its realignment efforts and the deployment of a future broadband network, attempting to build consensus with incumbents in the 900 MHz band, developing a strategic plan for its future deployment of a broadband or other wireless services in the 900 MHz band, and evaluating whether existing technologies and equipment can be used to support its spectrum initiatives and opportunities.  In addition to its opportunities in the 900 MHz band, the Company is pursuing additional spectrum and related wireless service opportunities. The potential opportunities it has been exploring include several surrounding the First Responder Network Authority (“FirstNet”), which involves government plans and a related process to provide a substantial amount of funding for the build-out and operation of a dedicated Nationwide Public Safety Broadband Network (“NPSBN”) that also may be used, on a non-priority, excess capacity basis, to meet the wireless service needs of a variety of commercial customers.  There is no assurance, however, that the Company will be successful in its pursuit of spectrum opportunities related to FirstNet or any other spectrum opportunities that it identifies and attempts to pursue.

Prior to acquiring its 900 MHz spectrum, the Company was engaged in the development and sale of its wireless communications applications, marketed primarily under the name pdvConnect. The Company primarily offers these applications indirectly to the end users of two Tier I wireless communications carriers in the United States and, until July 2015, one international wireless communications carrier under licensing agreements between the Company and these carriers. The Company also offers these applications directly to end users.

During the fiscal year ended March 31, 2015, the Company:

Entered into an Asset Purchase Agreement with certain wholly-owned subsidiaries of Sprint Corporation (the “Sprint APA”) to purchase nationwide spectrum in the 900 MHz band for a total of $100.0 million, with $90.0 million paid in cash from the proceeds of the private placement the Company completed in June 2014 (the “June 2014 Private Placement”) (see below) and $10.0 million paid in 500,000 shares of common stock (at a price equal to $20.00 per share).

Completed the June 2014 Private Placement, on June 10, 2014, in which the Company sold 10,925,000 shares of common stock at a purchase price of $20.00 per share. The net proceeds from the June 2014 Private Placement after deducting expenses including professional fees and the payment of initial placement fees, were approximately $202 million. Approximately 96% of the net proceeds, or approximately $196 million (net of any initial purchaser’s /placement agent’s discount and placement fees), were held in trust until the closing of the Sprint APA. The parties closed the Sprint APA in September 2014 upon receipt of the necessary approvals from the FCC.

In September 2014, the Company used a portion of the proceeds from the sale of common stock to:

•	Pay the outstanding working capital line for $1,470,000 (see Note 9) and $351,073 in accrued interest with 65,000 shares of common stock and $521,073 in cash;
•	Pay the promissory note of $540,000 (see Note 9) and $272,842 in accrued interest in cash;

•	Pay the outstanding Series AA convertible promissory notes owed to certain employees for $423,852 and $283,856 (see Note 9) in accrued interest in cash;
•	Pay $367,695 owed to certain employees for deferred compensation in cash (see Note 8); and
•	Convert the Redeemable Notes (as defined in Note 9 below) of $1,016,956 into 77,733 shares of common stock based on 140% of the outstanding principal and accrued interest.

Following the closing of the Sprint APA, the Company closed agreements with Motorola on September 15, 2014, under which Motorola invested $10.0 million to purchase 500,000 Class B Units of the company’s subsidiary, PDV Spectrum Holding Company, LLC (at a price equal to $20.00 per unit) and leased some of the Spectrum Assets for a prepaid price of $7.5 million.

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

•

A 33.11451201-for-1 reverse stock split of all outstanding common stock, which was effected immediately prior to the completion of the June 2014 Private Placement. All share and per share data reported and disclosed in the accompanying financial statements have been retroactively adjusted to give effect to the reverse stock split;

•

Entered into an agreement with Motorola on May 12, 2014, under which Motorola agreed to provide the Company with their digital radio technology and handsets that it intends to deploy as part of the nationwide network; and

•

An increase in the authorized shares of common stock to 100,000,000 shares and preferred stock to 10,000,000 shares, and a change in the par value of the Company’s common stock from no par value to $0.0001 per share. The preferred stock has first priority on liquidation preference over the common stock.

In addition, in connection with the June 2014 Private Placement and the recapitalization of the Company, the Company issued 1,390,957 stock options to purchase the Company’s common stock and 83,804 restricted units of its common stock.

On January 26, 2015, the Securities and Exchange Commission (“SEC”) declared effective the Company’s registration statement on Form S-1 relating to the resale of 11,925,000 shares of common stock acquired by the selling stockholders in the June 2014 Private Placement as well as the 500,000 shares of common stock issuable upon the conversion of the Class B Units of the Company’s subsidiary, PDV Spectrum Holding Company, LLC issued to Motorola. The Company received no proceeds from any sales by the selling stockholders. On February 3, 2015, shares of the Company’s common stock were listed for trading on The NASDAQ Capital Market under the symbol “PDVW”.

Also, on January 26, 2015, the Company completed a private placement with a secondary closing on January 30, 2015. The Company sold 57,470 shares of common stock at a purchase price of $25.00 per share to certain accredited investors in reliance on exemptions from registration under the Securities Act. The net proceeds from the January 2015 Private Placement were approximately $1,386,000. The purpose of this private placement was to secure additional round lot stockholders to enable the Company to satisfy the initial listing standards of The NASDAQ Capital Market. The Company used the net proceeds for general corporate purposes, including working capital.

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

2.  Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to estimated useful lives of depreciable assets, asset retirement obligations, the carrying amount of long-lived assets under construction in process, valuation allowance on the Company’s deferred tax assets, and recoverability of intangible assets. The Company is also required to make certain estimates with regard to the valuation of awards and forfeiture rates for its share-based award programs. Estimates and assumptions are reviewed periodically and the effects of revision are reflected in the financial statements in the period they are deemed to be necessary. Accordingly actual results could differ from those estimates.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, including PDV Spectrum Holding Company, LLC formed in April 2014. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the financial statements for the year ended March 31, 2016 financial statement presentation. These reclassifications had no effect on previously reported results of operations, cash flows, assets, liabilities or equity for the years presented.

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less of the time of purchase are considered cash equivalents. Cash equivalents are stated at cost, which approximates quoted market value and include amounts held in money market funds.

Allowance for Doubtful Accounts

An allowance for uncollectible receivables is estimated based on a combination of write-off history, aging analysis and any specific known troubled accounts. The Company reviews its allowance for uncollectible receivables on a quarterly basis. Past due balances meeting specific criteria are reviewed individually for collectability. At March 31, 2016 and March 31, 2015, management provided an allowance of $2,633 and $7,977, respectively, for certain slow paying accounts.

Inventory

Inventories, which consist of vehicle-mounted devices and handsets, are valued at the lower of cost or market, with market being defined as replacement value using the First In, First Out method. Provisions are made periodically to reduce any excess, obsolete or slow moving inventory to its net realizable value.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the applicable lease term. The carrying amount at the balance sheet date of long-lived assets under construction in process include construction costs to date on capital projects that have not been completed, assets being constructed that are not ready to be placed into service, and assets that are not currently in service. These costs will be transferred to property and equipment when substantially all of the activities necessary to prepare the assets for their intended use are completed. Depreciation commences upon completion.

Accounting for Asset Retirement Obligations

An asset retirement obligation is evaluated and recorded as appropriate on assets for which the Company has a legal obligation to retire. The Company records a liability for an asset retirement obligation and the associated asset retirement cost at the time the underlying asset is acquired and put into service. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation, if any.

The Company enters into long-term leasing arrangements primarily for tower site locations. The Company constructs assets at these locations and, in accordance with the terms of many of these agreements, the Company is obligated to restore the premises to their original condition at the conclusion of the agreements, generally at the demand of the other party to these agreements. The Company recognizes the fair value of a liability for an asset retirement obligation and capitalizes that cost as part of the cost basis of the related asset, depreciating it over the useful life of the related asset.

As of March 31, 2016, the Company had an asset retirement obligation of $203,546.

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

The licenses are tested for impairment on an aggregate basis, as the Company will be utilizing the wireless licenses on an integrated basis as a part of developing its nationwide network. The Company considers estimates of valuation methods to perform the test of the fair values of wireless licenses annually including market based and discounted cash flow approaches.

Patent Costs

Costs to acquire a patent on certain aspects of the Company’s technology have been capitalized. These amounts are amortized, subject to periodic evaluation for impairment, over statutory lives following award of the patent. Gross patent costs are $570,994 at March 31, 2016 and $558,696 at March 31, 2015 and the associated accumulated amortization amounted to $348,634 and $337,914, respectively. Amortization expense was $10,720,  $34,609, and $42,830 for the years ended March 31, 2016,  2015 and 2014, respectively. The amortization expense is estimated to aggregate $15,000 per year over the next five year period.  Renewal costs are expensed when incurred.

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

Fair Value of Financial Instruments

Financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses are carried at cost, which management believes approximates fair value because of the short term maturity of these instruments.

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

The Company evaluates certain transactions for its DispatchPlus service offering to determine whether they should be viewed as a Multiple Element Arrangement provided in ASC Topic 605-25. Judgment is required to properly identify the accounting units of the multiple deliverable transactions and to determine the manner in which revenue should be allocated among the units of accounting.  Multiple deliverable arrangements are presumed to be bundled transactions, and the total consideration is measured and allocated to the separate transactions based on their relative selling price with certain limitations.  The relative selling price for each deliverable is determined using vendor-specific objective evidence (“VSOE”) of selling price or third party evidence of selling price if VSOE does not exist.  If neither VSOE nor third party evidence of selling price exist, the Company uses its best estimate of the selling price for the deliverable.  The Company has determined that the rental of user devices in connection with service contracts for its DispatchPlus service are multiple deliverable arrangements.

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

Shipping and Handling Costs

Costs associated to shipping and handling of two-way radios to dealers or end-user customers are recognized as incurred and included in cost of revenue in the Consolidated Statements of Operations.

Indirect Sales Commissions

Cash consideration given to a dealer is presumed to be a reduction of revenue unless the Company receives, or will receive, an identifiable benefit in exchange for the consideration, and the fair value of such benefit can be reasonably estimated, in which case the consideration will be recorded as a selling expense. The Company compensates its indirect sales representatives with an upfront commission and residual fees based on a customer’s continued use of its DispatchPlus service. When a commission is earned solely due to the selling activity relating to the Company’s DispatchPlus service, the cost is recorded as a selling expense. The Company reviews and records the estimated incentives payable to the indirect sales representatives as accrued expense on a monthly basis.

Product Development Costs

The Company charges all product and development costs to expense as incurred. Types of expense incurred in product and development include employee compensation, consulting, travel, facility costs and equipment and technology costs.

Advertising and Promotional Expense

The Company expenses advertising and promotional costs as incurred. Cooperative advertising reimbursements from vendors are recorded net of advertising and promotional expense in the period in which the related advertising and promotional expense is incurred. Advertising and promotional expense was $161,257 for the year ended March 31, 2016.  No advertising costs were incurred in 2015 and 2014.

Stock Compensation

The Company accounts for restricted stock, restricted stock units, performance units, and stock options in accordance with US GAAP, which requires the measurement and recognition of compensation expense, based on the estimated fair value of awards granted to employees and directors. The Company estimates the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s Consolidated Statements of Operations over the requisite service periods.  In the event the participant’s employment by or engagement with (as a director or otherwise) the Company terminates before exercise of the options granted, the stock options granted to the participant shall immediately expire and all rights to purchase shares thereunder shall immediately cease and expire and be of no further force or effect, other than applicable exercise rights for vested shares that may extend past the termination date as provided for in the participant’s applicable option award agreement.  Additionally, the Compensation Committee adopted an Executive Severance Plan (the “Severance Plan”) in February 2015, and the Company subsequently entered into Severance Plan Participation Agreements with its executive officers and certain key employees.  In addition to providing participants with severance payments, the Severance Plan provides for accelerated vesting and extends the exercise period for outstanding equity awards if the Company terminates a participant’s service for reasons other than cause, death or disability or the participant terminates his or her service for good reason, whether before or after a change of control (each of such terms as defined in the Severance Plan).

To calculate option-based compensation, the Company uses the Black-Scholes option-pricing model. The Company’s determination of fair value of option-based awards on the date of grant using the Black-Scholes model is affected by assumptions regarding a number of subjective variables.

The fair value of restricted stock, restricted stock units and performance units are measured based upon the quoted closing market price for the stock on the date of grant. The compensation cost for the restricted stock and restricted stock units is recognized on a straight-line basis over the vesting period.  The compensation cost for the performance units is recognized when the performance criteria are expected to be complete.

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

Net Loss Per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. For purposes of the diluted net loss per share calculation, preferred stock, convertible notes payable-affiliated entities, stock options, restricted stock and warrants are considered to be potentially dilutive securities. Because the Company has reported a net loss for the years ended March 31, 2016, 2015 and 2014, diluted net loss per common share is the same as basic net loss per common share for those periods.

Common stock equivalents resulting from potentially dilutive securities approximated 1,130,000,  1,000,000 and 1,630,000 at March 31, 2016, 2015 and 2014, respectively, and have not been included in the dilutive weighted average shares of common stock outstanding, as their effects are anti-dilutive.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), ("ASU 2014-09") which supersedes current revenue recognition guidance, including most industry-specific guidance. ASU 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services, and also requires additional disclosures regarding the nature, amount, timing and uncertainty of revenue that is recognized. The guidance, as stated in ASU 2014-09, is effective for annual and interim periods beginning after December 15, 2016. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which defers the effective date by one year, with early adoption on the original effective date permitted. The Company is evaluating the potential impact the new guidance will have on its consolidated financial statements.

In August 2014, FASB issued ASU 2014-15, Presentation of Financial Statements.  This ASU requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in the U.S. auditing standards.  Specifically, the ASU (1) provides a definition of the term substantial doubt, (2) requires an evaluation every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plan, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued).  This standard is effective for the fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early application is permitted.  The Company is currently evaluating the new guidance to determine the potential impact it will have on its consolidated financial statements.

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

In July 2015, FASB issued ASU 2015-11, Inventory: Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. The ASU also eliminates the requirement for these entities to consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. This guidance is effective for fiscal years and interim periods beginning after December 15, 2016. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes.  This update, which simplifies the presentation of deferred income taxes, requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position.  The guidance is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Earlier adoption is permitted for all entities as of the beginning of an interim or annual reporting period.  This amendment may be applied either prospectively or retrospectively to all periods presented.  The Company decided to early adopt this ASU on a prospective basis with no impact on the Company’s Consolidated Balance Sheets.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Recognition and Measurement of Financial Instruments and Financial Liabilities. This update requires that equity investments (except those accounted for under the equity method of accounting or those that result in consolidation) be measured at fair value with changes in fair value recognized in net income. The amendments in this update also simplify the impairment assessment of equity investments without readily determinable fair values. This update is effective for our fiscal year beginning April 1, 2018.

In February 2016, the FASB issued ASU 2016-02, Leases.  The ASU amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. The ASU also requires disclosure of key information about leasing arrangements to increase the transparency and comparability among organizations. The accounting for lessors does not fundamentally change except for changes to conform and align guidance to the lessee guidance as well as to the new revenue recognition guidance in ASU 2014-09.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.    Early adoption is permitted.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation, Improvements to Employee Share-Based payment Accounting (Topic 718). This update is intended to provide simplification of the accounting for share based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This update is effective for our fiscal year beginning April 1, 2017.  Early adoption is permitted.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing. ASU 2016-10 is intended to reduce the cost and complexity of applying the guidance in the FASB's new revenue standard on identifying performance obligations, and is also intended to improve the operability and understandability of the licensing implementation guidance. The effective date for ASU 2016-10 is the same as for ASU 2014-09

Management is evaluating the impact of the new guidance will have on its consolidated financial statements.

Subsequent Events Evaluation by Management

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were issued.

3.  Inventory

Inventory consists of the following at March 31, 2016 and March 31, 2015:

At March 31:	2016	2015
Mobile devices	$60,384	$—
Handsets	32,819	—
Total inventory	$93,203	$—

4.  Property and Equipment

Property and equipment consists of the following at March 31, 2016 and March 31, 2015:

	Estimated	March 31,	March 31,
	useful life	2016	2015
Network sites and equipment	5-10 years	$11,258,725	$—
Computer equipment	5-7 years	860,018	792,541
Furniture and fixture and other equipment	2-5 years	660,065	216,785
Leasehold improvements	Shorter of the lease term or 5 years	140,689	1,131
		12,919,497	1,010,457
Less accumulated depreciation		1,396,119	853,047
		11,523,378	157,410
Construction in process		3,596,388	6,227,192
Property and equipment, net		$15,119,766	$6,384,602

Depreciation expense for the year ended March 31, 2016 amounted to $545,598, approximately $435,000 of such depreciation expense was classified as cost of revenue while the remainder was classified as operating expenses in the Company’s Consolidated Statements of Operations.  For the years ended March 31, 2015 and 2014, depreciation expense amounted to $61,532 and $16,639, respectively, all of which was classified as operating expenses in the Company’s Consolidated Statements of Operations. Construction in process includes the expenditures related to the costs to establish the Company’s dedicated, wide-area, two-way radio dispatch networks in certain metropolitan areas.

5.  Intangible Assets

Wireless licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but instead are tested for impairment annually, or more frequently if an event indicates that the asset might be impaired. The Company believes that no impairment indicators existed as of March 31, 2016 for which the Company would recognize any impairment.

During the year ended March 31, 2016, the Company entered into agreements with several third parties in multiple U.S. markets to acquire wireless licenses for cash consideration, as well as a promissory note (see Note 9), upon FCC approval.  Also during the period, the Company entered into an agreement with a third party to exchange wireless licenses.  Both exchanges occurred within the year ended March 31, 2016.

Wireless Licenses
Balance at March 31, 2015	$100,298,444
Acquisitions	2,996,099
Exchanges, net	360,916
Balance at March 31, 2016	$103,655,459

6.  Accounts Payable and Accrued Expenses

The table below provides additional information related to the Company’s accounts payable and accrued expenses.

At March 31:	2016	2015
Accounts payable and accrued expenses
Accounts payable	$1,248,740	$4,759,582
Accrued employee related expenses	1,979,288	1,173,061
Accrued expenses	512,661	471,235
Other	40,008	—
Total accounts payable and accrued expenses	$3,780,697	$6,403,878

7.  Accounts Payable-officers

Accounts payable-officers represents unreimbursed expenses including travel and entertainment expense incurred by the Company’s officers. At March 31, 2016 and March 31, 2015, the accounts payable to officers amounted to $44,159 and $40,668, respectively.

8.  Deferred Compensation

In the fiscal years ended March 31, 2015 and 2014, the Company had a non-qualified deferred compensation plan created by the management to defer part of their compensation. In September 2014, the Company paid the balance of $367,695 and the plan was discontinued.

9.  Notes Payable

On October 23, 2015, the Company entered into a promissory note in the amount of $1,289,013 with a third party in exchange for wireless licenses.  The term of the note is through March 15, 2018 and bears a fixed rate of interest, of 0.55% per annum, which is based on the Short-Term Applicable Federal Rate on the closing date.  For the year ended March 31, 2016, the Company had repaid $297,203 in principal.  The outstanding borrowings of the promissory note was $991,810 as of March 31, 2016.

During the fiscal year ended March 31, 2015, the Company had:

•	a $3,000,000 working capital line of credit with a related party which earned interest at 10% per annum. In September 2014, the Company repaid the outstanding note balance of $1,470,000;

•	a promissory note to a related party in the amount of $540,000 that earned interest at 10% per annum. In September 2014, the Company repaid $540,000 which was the outstanding amount of the note;

•

outstanding Series AA convertible promissory notes issued to certain employees. The notes earned interest of 10% per annum. In September 2014, the Company repaid $423,852 representing the outstanding amount of these notes together with $283,856 in accrued interest; and

•

issued redeemable convertible promissory notes (the “Redeemable Notes”) with contingently issuable detachable warrants in the amount of $475,491 during the fiscal year ended March 31, 2014. The notes earned interest at 10% per annum. In the June 2014 Private Placement (see Note 1), the Redeemable Notes were amended to provide that the Redeemable Notes would automatically be converted into that number of shares of common stock equal to the sum of 140% of the outstanding principal on the Redeemable Notes plus outstanding interest divided by $20.00 per share upon the closing of the Sprint APA. The company accreted approximately $400,000 representing the 40% premium to the principal balance from the amendment date through the closing of the Sprint APA;

•	In September 2014, converted the $1,016,956 outstanding principal and $238,856 interest on the Redeemable Notes into 77,733 shares of common stock.

For the fiscal years 2016, 2015 and 2014, total interest expense on all notes payable was $3,024,  $570,737 and $325,348, respectively.  For the years ended March 31, 2015 and 2014, $477,325 and $308,675 were derived from related parties.

10.  Income Taxes

The Company had federal and state net operating loss carryforwards of approximately $55.3 million at March 31, 2016 expiring in varying amounts from 2021 through 2036.

The Company has deferred tax assets of approximately $20.2 million and $14.7 million relating to these net operating loss carryforwards and stock based compensation expense at March 31, 2016 and 2015, respectively. Federal net operating loss carryforwards are subject to limitations as a result of the change in ownership (see Note 1) as defined under Internal Revenue Code Section 382. State net operating loss carryforwards are subject to limitations which differ from federal law in that they may not allow the carryback of net operating losses, and have shorter carryforward periods. Due to the uncertainty with respect to the realization of these deferred tax assets the company recorded a valuation allowance for the entire amount. The difference between the tax benefit at the statutory rate and the effective tax rate is attributable to a full valuation allowance placed upon the deferred tax asset.

Net deferred tax assets and liabilities consist of the following as of March 31, 2016 and 2015:

At March 31,	2016	2015
Deferred tax asset
Allowance for uncollectible accounts	$974	$2,951
Property and equipment	—	181,422
Accrued expenses	183,265	8,605
Deferred revenue	2,365,180	2,632,248
Asset retirement obligation	75,312	—
Other liabilities	166,853	—
Net operating loss carryforward	20,462,573	10,609,567
Stock compensation expense	1,271,901	2,576,599
Total deferred tax asset	24,526,058	16,011,392
Deferred tax liability
Property and equipment	(202,252)	—
Intangible assets	(4,134,386)	(1,340,742)
Total deferred tax liability	(4,336,638)	(1,340,742)
Total deferred tax assets and liabilities	20,189,420	14,670,650
Valuation allowance	(20,189,420)	(14,670,650)
Net deferred tax assets and liabilities	$—	$—

11.  Stock Acquisition Rights, Stock Options and Warrants

The Company established the pdvWireless 2014 Stock Plan (the “2014 Stock Plan”) to attract, retain and reward individuals who contribute to the growth and profitability of the Company. This 2014 Stock Plan superseded previous stock plans although under such previous plans, 51,512 stock options were outstanding and 51,028 stock options were vested as of March 31, 2016.

The Company’s Board of Directors has reserved 2,538,234 shares of common stock for issuance under its 2014 Stock Plan as of March 31, 2016. The number of shares will continue to automatically increase each January 1st through January 1, 2024 by an amount equal to the lesser of (i) 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or (ii) a lesser amount determined by the Board of Directors.

For the year ended March 31, 2016, the Company awarded certain employees of the Company 274,000 options to purchase shares of common stock with a weighted average exercise price of $33.70 per share. The shares have a ten year contractual life and 25% will vest on the first anniversary of grant, and the remainder will vest in three equal annual installments. Shares granted to employees are subject to accelerated vesting and other such terms as determined by the Board of Directors.

On January 13, 2016, the Company awarded an executive officer an option to purchase 50,000 shares of common stock with an exercise price of $25.81 that vest immediately upon meeting certain performance conditions, and have a ten year contractual life.

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

Restricted Stock and Restricted Stock Units

A summary of restricted stock activity for the years ended March 31, 2016 and 2015 is as follows:

		Weighted
		Average
	Restricted	Grant Day
	Stock	Fair Value
Restricted stock outstanding at March 31, 2014	—	$—
Granted	83,804	20.00
Vested	(83,804)	(20.00)
Restricted stock outstanding at March 31, 2015	—	—
Granted	140,972	26.47
Forfeited	(100)	26.26
Vested	—	—
Restricted stock outstanding at March 31, 2016	140,872	$26.47

The Company recognizes compensation expense for restricted stock on a straight line basis over the explicit vesting period. Vested restricted stock units are settled and issuable upon the earlier of the date the employee ceases to be an employee of the Company or a date certain in the future.  Stock compensation expense related to restricted stock was approximately $334,000 for the year ended March 31, 2016 and for the 83,804 shares issued in the year ended March 31, 2015 was $1,676,080.  Stock compensation expense for restricted stock is accounted for in general and administrative expense in the Company’s Consolidated Statement of Operations.  At March 31, 2016,  there was $3.4 million of unvested compensation expense of the restricted stock, which is expected to be recognized over a weighted average period of 3.6 years.

Performance Stock Units

During the year ended March 31, 2016, the Company awarded 37,295 performance stock units under the 2014 Stock Plan. These performance stock units represent the number of shares of the Company’s common stock that the recipient would receive upon the Company’s attainment of the applicable performance goals. The units will vest in full upon attainment of the performance goals.  Performance is based upon achievement, prior to January 13, 2020, of (A) a Final Order from the FCC providing for the creation and allocation of licenses for spectrum in the 900 MHz band consisting of paired blocks of contiguous spectrum, each containing at least 3 MHz of contiguous spectrum, authorized for broadband wireless communications uses and (B) the lack of objection by the Company's Board of Directors to the terms and conditions  (including, but not limited to, the rebanding, clearing and relocation procedures, license assignment and award mechanisms, and technical and operational rules) set forth or referenced in the Final Order.

A summary of the Performance stock activity for the years ended March 31, 2016 and 2015 is as follows:

Weighted
Average
	Performance	Grant Day
	Stock	Fair Value
Performance stock outstanding at March 31, 2015	—	$—
Granted	37,295	25.81
Forfeited	—	—
Vested	—	—
Restricted stock outstanding at March 31, 2016	37,295	$25.81

For the year end March 31, 2016, there was no stock compensation expense recognized for the performance units.  At March 31, 2016, there was approximately $963,000 of unvested compensation expense.

Stock Options

A summary of Stock Option activity for the years ended March 31, 2016 and 2015 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Options outstanding at March 31, 2014	56,634	$19.68
Options granted	1,391,457	20.93
Options forfeited/expired	(22,140)	(21.72)
Options outstanding at March 31, 2015	1,425,951	19.38
Options granted	274,000	33.70
Options exercised	(3,306)	(13.63)
Options forfeited/expired	(3,445)	(41.22)
Options outstanding at March 31, 2016	1,693,200	$22.91	8.36	$20,737,452
Exercisable at March 31, 2016	484,340	$21.38	7.97	$6,426,669
Total vested or expected to vest at March 31, 2016	1,659,487	$21.38	8.36	$20,363,906

Additional information regarding stock options outstanding at March 31, 2016 is as follows:

							Weighted
				Weighted			Average
				Average	Weighted		Exercise Price
Exercise			Number	Remaining	Average	Options	of Shares
Prices			Outstanding	Life in Years	Exercise Price	Exercisable	Exercisable
$13.25	-	$20.00	1,170,868	8.06	$19.74	339,196	$19.11
21.00	-	46.23	425,750	9.16	25.91	136,000	25.16
47.10	-	72.85	96,582	8.56	48.09	9,144	49.51
			1,693,200	8.36	$22.91	484,340	$21.38

The fair value of options granted is estimated on the date of grant using the Black-Scholes option valuation model. This stock-based compensation expense valuation model requires the Company to make assumptions and judgments regarding the variables used in the calculation. These variables include the expected term, the expected volatility of the Company’s common stock, expected risk-free interest rate, forfeiture rate and expected dividends. The Company calculates it expected term and volatility from the historical volatilities and terms of selected comparable public companies within its industry along with the Company’s short history regarding these variables.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The Company estimates its forfeiture rate based on an analysis of its actual forfeitures and will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and other factors. The Company has never paid, and does not anticipate paying, any cash dividends in the foreseeable future, and therefore uses an expected dividend yield of zero in the option-pricing model.

The following assumptions were used to calculate the fair value of options:

	Year Ended	Year Ended
	March 31, 2016	March 31, 2015
Risk-free interest rate	1.23% to 1.71%	1.28% to 1.66%
Dividend yield	-%	-%
Volatility	40%	40% to 47%
Expected term	5 years	5 years
Forfeiture rate	2%	0%

Performance Stock Options

During the year ended March 31, 2016,  the Company awarded an executive officer an option to purchase 50,000 shares of common stock with an exercise price of $25.81 that vest immediately upon meeting certain performance conditions.  These options have a ten year contractual life.  The performance options will vest in full upon attainment of the performance goals.  Performance is based upon achievement, prior to January 13, 2020, of (A) a Final Order from the FCC providing for the creation and allocation of licenses for spectrum in the 900 MHz band consisting of paired blocks of contiguous spectrum, each containing at least 3 MHz of contiguous spectrum, authorized for broadband wireless communications uses and (B) the lack of objection by the Company's Board of Directors to the terms and conditions  (including, but not limited to, the rebanding, clearing and relocation procedures, license assignment and award mechanisms, and technical and operational rules) set forth or referenced in the Final Order.

A summary of the Performance Stock Options as of March 31, 2016 is as follows:

	Performance Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Performance Options outstanding at March 31, 2015	—	$—
Performance Options granted	50,000	25.81
Performance Options exercised	—	—
Performance Options forfeited/expired	—	—
Performance Options outstanding at March 31, 2016	50,000	$25.81	9.79	$426,500

Stock compensation expense related to the amortization of the fair value of stock options issued was approximately $4,646,000,  $5,288,000 and $79,000 for the years ended March 31, 2016, 2015, and 2014 respectively. There was no stock compensation expense related to the performance stock options issued.  Stock compensation expense is included as part of general and administrative expense in the accompanying Consolidated Statement of Operations. The weighted average fair value for the stock option awards granted for the fiscal year ended March 31, 2016 was $12.04. As of March 31, 2016, there was approximately $5.9 million of unrecognized compensation cost related to non-vested share options granted under the Company’s stock option plans, of which $5.4 million pertains to the non-performance based stock options. The cost is expected to be recognized over a weighted-average period of 2.8 years.

Warrants

A summary of Warrant activity is as follows:

	Warrants	Weighted Average Exercise Price
Warrants outstanding at March 31, 2014	686,417	$30.80
Warrants converted into 29,809 shares of common stock	(661,581)
Expired	(18,797)	165.57
Warrants outstanding at March 31, 2015	6,039	$82.79
Issued, cancelled expired	—
Warrants outstanding at March 31, 2016	6,039	$82.79

Additional information regarding Warrants outstanding at March 31, 2016 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$82.79	6,039	0.17	$82.79

The outstanding warrants are immediately exercisable into 6,039 shares of common stock at March 31, 2016 and expire in June 2016.

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

12.  Supplemental Disclosure of Cash Flow Information

For the year ended March, 31, 2016, the Company paid in cash $3,600 in taxes and $2,797 in interest.  The Company paid in cash $2,000 in taxes and $907,771 in interest during the year ended March 31, 2015.  The Company paid $3,710 for taxes and no interest payments for the year ended March 31, 2014.

During the 2016 fiscal year, the Company purchased wireless licenses valued at $1,489,013 consisting of $200,000 in cash and $1,289,013 in the form of a promissory note (see Note 9).  The Company capitalized Asset Retirement Obligations that amounted to $203,546.

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

During the 2014 fiscal year, the Company satisfied a $9,000 accounts payable liability with 679 shares of preferred stock.

13.  Commitments and contingencies

Leasing Obligations

The Company is obligated under certain lease agreements for office space whose leases expire on various dates from June 30, 2016 through May 31, 2020. Rent expense amounted to $1,057,443 for the year ended March 31, 2016, of which $684,277 was classified as cost of revenue and the remainder of $373,166 was classified in operating expenses in the Consolidated Statements of Operations.  The total rent expense of $155,531 and $113,920 for the years ended March 31, 2015 and 2014, respectively, was classified as operating expenses in the Consolidated Statements of Operations.

The Company entered into multiple lease agreements for tower site locations related to the new DispatchPlus business. The lease expiration dates range from February 28, 2020 to March 31, 2026.

The straight-line method is used to recognize minimum rent expense under leases which provide for varying rents over their term. The effect of applying the straight-line basis resulted in an increase in rental expense of approximately $420,000 for the year ended March 31, 2016.  For the year ended March 31, 2015, the impact of the straight-line basis resulted in an increase of approximately $24,000 and approximately $17,000 decrease in rental expense for the year ended March 31, 2014.  At March 31, 2016, accumulated deferred rent payable amounted to $450,950 and is included as part of Other liabilities in the accompanying March 31, 2016 Consolidated Balance Sheet.

Aggregate rentals, under non-cancellable leases for office and tower site locations (exclusive of real estate taxes, utilities, maintenance and other costs borne by the Company) for the remaining terms of the leases as of March 31, 2016 are as follows:

Period Ending
March 31,
2017	$1,071,849
2018	1,093,846
2019	1,549,539
2020	1,694,631
2021	1,217,295
After 2021	4,075,050
Total	$10,702,210

Severance Plan Participation Agreement

On March 27, 2015, the Company entered into a Severance Plan Participation Agreement (the “Participation Agreement”) with the its executive officers and certain key employees pursuant to our Executive Severance Plan (the “Severance Plan”) approved by the compensation committee of the board of directors. The Severance Plan establishes the amount of severance payments and benefits available in the event of a (i) termination of employment by the Company without Cause or by the participant for Good Reason and (ii) termination of employment by the Company without Cause or by the participant for Good Reason 6 months before or within 24 months after a Change in Control (as defined in the Severance Plan).

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

14.  Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk, consist primarily of cash and trade accounts receivable.

The Company places its cash and temporary cash investments with financial institutions for which credit loss is not anticipated.

The Company sells its pdvConnect product and extends credit predominately to two third-party carriers. The Company maintains allowances for doubtful accounts based on factors surrounding the write-off history, historical trends, and other information.

15.  Business Concentrations

For the year ended March 31, 2016, the Company had two Tier 1 carriers that accounted for approximately 39% and 20% of operating revenue, respectively.  For the years ended March 31, 2015 and March 31, 2014, these two Tier 1 carriers accounted for approximately 54% and 28% and 47% and 31%, respectively, of operating revenue.   For the 2016 fiscal year,  operating revenues principally were from domestic sales.  Operating revenues from domestic and international sales for Fiscal 2015 were 97% and 3%, respectively, for Fiscal 2014 such revenues were 94% and 6%, respectively.

As of March 31, 2016 and March 31, 2015, the Company had two Tier 1 carriers that accounted for 49% and 32% and 69% and 22% of accounts receivable, respectively.

16.  Selected Quarterly Financial Data

Selected financial data by quarter was as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2016 ended March 31, 2016	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	Full Year
Operating revenues	$840,860	$811,458	$940,392	$950,819	$3,543,529
Gross profit	$465,686	$320,873	$34,101	$(745,980)	$74,680
Net loss	$(4,351,072)	$(5,458,633)	$(5,243,817)	$(6,774,445)	$(21,827,967)
Net loss per common share basic and diluted	$(0.32)	$(0.38)	$(0.36)	$(0.47)	$(1.54)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2015 ended March 31, 2015	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	Full Year
Operating revenues	$831,138	$689,497	$835,623	$815,395	$3,171,653
Gross profit	$547,208	$465,783	$552,580	$542,906	$2,108,477
Net loss	$(2,587,563)	$(3,019,188)	$(3,525,864)	$(5,581,553)	$(14,714,168)
Net loss per common share basic and diluted	$(0.92)	$(0.25)	$(0.28)	$(0.44)	$(1.46)