Form 10-Q
period 2016-06-30
pdvWireless, Inc.
filed 2016-08-09
CIK 1304492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________

FORM 10-Q

____________________________________

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

At July 31, 2016,  14,307,012 shares of the registrant’s common stock were outstanding.

pdvWireless, Inc.

FORM 10-Q

For the quarterly period ended June 30, 2016

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes statements of our expectations, intentions, plans, and beliefs that constitute “forward-looking statements.”    These forward-looking statements are principally, but not solely, contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements include, but are not limited to, statements about our strategies, plans, objectives, expectations, intentions, expenditures and assumptions and other statements contained herein that are not historical facts. Our forward-looking statements are generally, but not always, accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “should,” “will,” “may,” “plan,” “goal,” “can,” “could,” “continuing,” “ongoing,” “intend” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and projections about future events and financial, market and business trends. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause our actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. Many of these risks, uncertainties and other factors are beyond our ability to control, influence, or predict. The most significant of these risks, uncertainties and other factors are described in “Item 1A—Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended March 31, 2016 filed with the Securities and Exchange Commission (the “SEC”) on June 13, 2016.    As a result, investors are urged not to place undue reliance on any forward-looking statements.  These forward-looking statements reflect our views and assumptions only as of the date such forward-looking statements are made. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1:  Consolidated Financial Statements

pdvWireless, Inc.

Consolidated Balance Sheets

	June 30,	March 31,
	2016	2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$143,181,931	$153,462,865
Accounts receivable, net of allowance for doubtful accounts	590,594	528,283
Inventory	55,750	93,203
Prepaid expenses and other current assets	785,296	906,952
Total current assets	144,613,571	154,991,303
Property and equipment	14,970,448	15,119,766
Intangible assets	104,225,744	103,655,459
Capitalized patent costs, net	220,297	222,359
Other assets	332,683	60,073
Total assets	$264,362,743	$274,048,960
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$2,632,261	$3,780,697
Accounts payable - officers	19,532	44,159
Current portion of note payable	494,545	494,545
Deferred revenue	798,630	744,605
Total current liabilities	3,944,968	5,064,006
Noncurrent liabilities
Long-term portion of note payable	497,265	497,265
Deferred revenue	5,616,666	5,647,773
Other liabilities	804,878	654,536
Total liabilities	10,863,777	11,863,580
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized and no shares outstanding at June 30, 2016 and March 31, 2016	—	—
Common stock, $0.0001 par value per share, 100,000,000 shares authorized and 14,300,790 shares issued and outstanding at June 30, 2016 and March 31, 2016	1,438	1,438
Additional paid-in capital	327,034,670	325,669,088
Accumulated deficit	(73,537,142)	(63,485,146)
Total stockholders' equity	253,498,966	262,185,380
Total liabilities and stockholders' equity	$264,362,743	$274,048,960

See accompanying notes to consolidated financial statements

pdvWireless, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended
	June 30,
	2016	2015
Operating revenues
Service revenue	$765,305	$648,662
Spectrum lease revenue	182,186	182,186
Other revenue	98,291	10,012
Total operating revenues	1,045,782	840,860
Cost of revenue
Sales and service	1,583,780	375,174
Gross profit (loss)	(537,998)	465,686
Operating expenses
General and administrative	7,746,001	3,722,406
Sales and support	1,216,241	811,675
Product development	572,921	304,897
Total operating expenses	9,535,163	4,838,978
Loss from operations	(10,073,161)	(4,373,292)
Interest expense	(1,364)	—
Interest income	22,529	22,220
Net loss	$(10,051,996)	$(4,351,072)
Net loss per common share basic and diluted	$(0.70)	$(0.32)
Weighted-average common shares used to compute basic and diluted net loss per share	14,375,466	13,492,560

See accompanying notes to consolidated financial statements

pdvWireless, Inc.

Consolidated Statement of Stockholders’ Equity

(Unaudited)

For the three months ended June 30, 2016

	Number of Shares
	Preferred		Preferred
	Stock	Common	Stock	Common	Additional	Accumulated
	Series AA	Stock	Series AA	Stock	Paid-in Capital	Deficit	Total
Balance at March 31, 2016	—	14,384,594	$—	$1,438	$325,669,088	$(63,485,146)	$262,185,380
Equity based compensation	—	—	—	—	1,365,582	—	1,365,582
Net loss	—	—	—	—	—	(10,051,996)	(10,051,996)
Balance at June 30, 2016	—	14,384,594	$—	$1,438	$327,034,670	$(73,537,142)	$253,498,966

See accompanying notes to consolidated financial statements

pdvWireless, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,051,996)	$(4,351,072)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	486,706	49,090
Non-cash compensation expense attributable to stock awards	1,365,582	1,349,634
Changes in operating assets and liabilities
Accounts receivable	(62,311)	(8,462)
Inventory	37,453	—
Prepaid expenses and other assets	(150,954)	(103,255)
Accounts payable and accrued expenses	(1,148,436)	(4,205,582)
Accounts payable - officers	(24,627)	(24,940)
Deferred revenue	(190,557)	(181,866)
Other liabilities	136,687	62,493
Net cash flows used by operating activities	(9,602,453)	(7,413,960)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible assets	(302,314)	—
Purchases of equipment	(375,106)	(1,398,746)
Payments for patent costs	(1,061)	(1,744)
Net cash used by investing activities	(678,481)	(1,400,490)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from follow-on offering	—	64,792,220
Net cash provided from financing activities	—	64,792,220
Net change in cash and cash equivalents	(10,280,934)	55,977,770
CASH AND CASH EQUIVALENTS
Beginning of the period	153,462,865	119,873,668
End of the period	$143,181,931	$175,851,438
SUPPLEMENTAL CASH FLOW INFORMATION

See accompanying notes to consolidated financial statements

pdvWireless, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.      Nature of Operations

pdvWireless, Inc. (formerly known as Pacific DataVision, Inc.,  the “Company”) is a private wireless communications carrier and provider of mobile workforce communications and location based solutions that increase the productivity of its customers’ field-based workers and the efficiency of their dispatch and call center operations.  The Company has commenced launching private push-to-talk (“PTT”) networks in major markets throughout the United States.  Its proprietary and industry-validated suite of mobile communications and workforce management applications improve team communication and field documentation across a wide array of industries, including transportation, distribution, construction, hospitality, waste management and field services.  At the same time, the Company is pursuing a number of broadband spectrum opportunities and initiatives, including but not limited to, a Federal Communications Commission (“FCC”) regulatory process aimed at the realignment of its spectrum to be able to deploy broadband technologies to enterprises.

The Company is currently deploying and operating dedicated, wide-area, enhanced two-way radio networks that offer PTT communications services to primarily dispatch-centric, small and medium-sized businesses.  In June 2015, the Company commercially launched its PTT service, which it markets as DispatchPlus™, in the greater, Houston, Texas metropolitan area.  The Company commenced service in six additional major metropolitan markets during fiscal 2016, including:  Dallas, Atlanta, Philadelphia, Chicago, the greater New York area and Baltimore/Washington.

The Company offers its DispatchPlus communications solutions, which combines pdvConnect™, its proprietary suite of mobile communication and workforce management applications, with state-of-the-art digital network architecture and mobile devices supplied by Motorola Solutions, Inc. and its subsidiaries (“Motorola”).  Developed for dispatch-centric businesses, pdvConnect is an easy to use and efficient mobile communication and workforce management solutions that enables businesses to locate and communicate with their field workers and improve the documentation of work events and job status.  Also built with the commercial dispatch user in mind, Motorola’s digital network architecture allows the Company to provide highly reliable, instant and wide-area PTT communication services to its customers.

The Company expects that its DispatchPlus business will become its principal near-term operating business.  The Company primarily markets its DispatchPlus service to customers indirectly through third-party dealers selected from Motorola’s nationwide dealer network and other select wireless dealers.  The Company supports its indirect sales representatives by providing them with training, marketing and advertising support from its internal sales and marketing team.  The Company enters into contracts directly with end users of its DispatchPlus communication solutions, including those introduced to it through its indirect dealer network.

Concurrently with launching its DispatchPlus business, the Company is pursuing initiatives to increase the efficiency and capacity of its spectrum licenses, including filing (together with the Enterprise Wireless Alliance) a Joint Petition for Rulemaking with the FCC proposing a realignment of a portion of the 900 MHz spectrum from narrowband to broadband.  The Company has responded to all requests for information from the FCC and other interested parties, and it is currently awaiting FCC action.  The FCC’s action may take a number of forms ranging from:  a Notice of Proposed Rulemaking, to a Notice of Inquiry, to a dismissal of the Joint Petition without further action.  The FCC has not announced a decision on the Joint Petition. The Company currently believes that the most likely outcome is that the FCC will adopt a Notice of Inquiry as the next step in the process.  A Notice of Inquiry is a vehicle for the FCC to gather additional information for the record.  If the FCC elects to adopt a Notice of Inquiry, it could request additional information and input on the optimal use of the 900 MHz band generally.  A Notice of Inquiry could also request information on the specific issues and proposed solutions raised by us and other commentators in the proceeding.  The adoption of a Notice of Inquiry does not mean that the FCC has accepted or denied the Joint Petition, or that the Joint Petition will or will not ultimately result in a Notice of Proposed Rulemaking.  The Company continues to believe in the merits of its proposal, and that the Joint Petition is consistent with the FCC’s past practices and policies.  Nevertheless, obtaining a favorable result from the FCC may take a significant amount of time and resources. Moreover, there is no assurance that the FCC will adopt the proposed rules, or ultimately approve the Company’s Joint Petition.

In addition to this regulatory action, the Company is also pursuing a number of broadband and additional spectrum and wireless service opportunities, including:

•	acquiring additional spectrum to support its realignment efforts and the deployment of a future broadband network;
•	attempting to build consensus with incumbents in the 900 MHz band;
•	developing a strategic plan for its future deployment of a broadband or other wireless services in the 900 MHz band; and
•	evaluating the existing technologies and equipment that can be used to support its spectrum initiatives.

In addition to the Company’s opportunities in the 900 MHz band, it is pursuing additional spectrum and related wireless service opportunities.  The potential opportunities the Company has been exploring include participating in the First Responder Network Authority (“FirstNet”) RFP process.  This opportunity involves government plans and a related process to provide use of spectrum and a substantial amount of funding for the build-out and operation of a dedicated Nationwide Public Safety Broadband Network (“NPSBN”) that also may be used, on a non-priority, excess capacity basis, to meet the wireless service needs of commercial customers.  There is no assurance, however, that the Company will be successful in its pursuit of the FirstNet RFP or any other spectrum opportunities that it identifies and attempts to pursue.

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

2.      Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to allowance for doubtful accounts, estimated useful lives of depreciable assets, asset retirement obligations, the carrying amount of long-lived assets under construction in process, valuation allowance on the Company’s deferred tax assets, and recoverability of intangible assets. The Company is also required to make certain estimates with regard to the valuation of awards and forfeiture rates for its share-based award programs. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the applicable period  accordingly, actual results could differ from those estimates.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, including PDV Spectrum Holding Company, LLC formed in April 2014. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements as of June 30, 2016 and for the three month periods ended June 30, 2016 and 2015 are unaudited. These unaudited financial statements have been prepared in accordance with US GAAP for interim financial information and are presented in accordance with the requirements of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements. Certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures included herein are adequate to make the information presented not misleading and all adjustments considered necessary for a fair presentation have been included.  In the opinion of management, the Company’s results for the three months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year or any future financial period.

Reclassifications

Certain prior year amounts have been reclassified to conform to the presentation of the corresponding amounts in the financial statements for the three months ended June 30, 2016. These reclassifications had no effect on previously reported results of operations, cash flows, assets, liabilities or equity for the years presented.

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less at the time of purchase are considered cash equivalents. Cash equivalents are stated at cost, which approximates the quoted market value and include amounts held in money market funds.

Allowance for Doubtful Accounts

An allowance for uncollectible receivables is estimated based on a combination of write-off history, aging analysis and any specific known troubled accounts. The Company reviews its allowance for uncollectible receivables on a quarterly basis. Past due balances meeting specific criteria are reviewed individually for collectability. At June 30, 2016 and March 31, 2016, management provided an allowance of $7,266 and $2,633, respectively, for certain slow paying accounts.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the applicable lease term. The carrying amount at the balance sheet date of long-lived assets under construction in process include construction costs to date on capital projects that have not been completed, assets being constructed that are not ready to be placed into service, and assets that are not currently in service.  These costs are transferred to property and equipment when substantially all of the activities necessary to prepare the assets for their intended use are completed. Depreciation commences upon completion.

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

As of June 30, 2016, the Company had an asset retirement obligation of $217,201.

Intangible Assets

Intangible assets are wireless licenses that will be used to provide the Company with the exclusive right to utilize designated radio frequency spectrum to provide wireless communication services. While licenses are issued for only a fixed time, generally ten years, such licenses are subject to renewal by the FCC. License renewals have occurred routinely and at nominal cost in the past. There are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of the Company’s wireless licenses. As a result, the Company has determined that the wireless licenses should be treated as an indefinite-lived intangible asset.  The Company will evaluate the useful life determination for its wireless licenses each year to determine whether events and circumstances continue to support their treatment as an indefinite useful life asset.

The licenses are tested for impairment on an aggregate basis, as the Company will be utilizing the wireless licenses on an integrated basis as part of developing its nationwide network.  The Company considers estimates of valuation methods to perform the test of the fair values of the wireless licenses annually using a discounted cash flow approach.

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

The Company evaluates certain transactions for its DispatchPlus service offering to determine whether they should be viewed as a Multiple Element Arrangement as provided in ASC Topic 605-25. Judgment is required to properly identify the accounting units of the multiple deliverable transactions and to determine the manner in which revenue should be allocated among the units of accounting.  Multiple deliverable arrangements are presumed to be bundled transactions, and the total consideration is measured and allocated to the separate transactions based on their relative selling price with certain limitations.   The relative selling price for each deliverable is determined using vendor-specific objective evidence (“VSOE”) of selling price or third party evidence of selling price if VSOE does not exist.  If neither VSOE nor third party evidence of selling price exist, the Company uses its best estimate of the selling price for the deliverable.  The Company has determined that the rental of user devices in connection with service contracts for its DispatchPlus service are multiple deliverable arrangements.

Cost of Revenue

The Company’s cost of revenue relating to sales of its software applications through its wireless carrier partners includes the portion of service revenue retained by its domestic Tier 1 carrier partners pursuant to its agreements with these parties, which may include network services, connectivity, SMS service, sales, marketing, billing and other ancillary services. With respect to its recently launched DispatchPlus service offering, the Company’s cost of revenue includes the costs of operating its dispatch network and its cloud-based solutions and to a lesser degree, the costs associated with the sales of the relevant user devices.

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

Net Loss Per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. For purposes of the diluted net loss per share calculation, preferred stock, convertible notes payable-affiliated entities, stock options and warrants are considered to be potentially dilutive securities. Because the Company has reported a net loss for the three months ended June 30, 2016 and 2015, diluted net loss per common share is the same as basic net loss per common share for those periods.

Common stock equivalents resulting from potentially dilutive securities approximated 950,000 and 900,000 at June 30, 2016 and March 31, 2016, respectively, and have not been included in the diluted weighted average shares outstanding, as their effects are anti-dilutive.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), ("ASU 2014-09") which supersedes current revenue recognition guidance, including most industry-specific guidance. ASU 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services, and also requires additional disclosures regarding the nature, amount, timing and uncertainty of revenue that is recognized. The guidance, as stated in ASU 2014-09, is effective for annual and interim periods beginning after December 15, 2016. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which defers the effective date by one year, with early adoption on the original effective date permitted. The Company is evaluating the impact the new guidance will have on its consolidated financial statements and has not made any decision regarding early adoption.

In August 2014, FASB issued ASU 2014-15, Presentation of Financial Statements.  This ASU requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in the U.S. auditing standards.  Specifically, the ASU (1) provides a definition of the term substantial doubt, (2) requires an evaluation every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plan, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued).  This standard is effective for the fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early application is permitted.  The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements and has not made any decision regarding early adoption.

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

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing. ASU 2016-10 is intended to reduce the cost and complexity of applying the guidance in the FASB's new revenue standard on identifying performance obligations, and is also intended to improve the operability and understandability of the licensing implementation guidance. The effective date for ASU 2016-10 is the same as for ASU 2014-09

Management is evaluating the impact the new guidance will have on its consolidated financial statements.

 Subsequent Events Evaluation by Management

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that these financial statements were issued.

3.  Inventory

Inventory at June 30, 2016 and March 31, 2016 consists of:

	June 30,	March 31,
	2016	2016
Mobile devices	$31,136	$60,384
Handsets	24,614	32,819
Total inventory	$55,750	$93,203

4.      Property and equipment

Property and equipment consist of the following at June 30, 2016 and March 31, 2016:

	Estimated	June 30,	March 31,
	useful life	2016	2016
Network sites and equipment	5-10 years	$12,081,787	$11,258,725
Computer equipment	5-7 years	911,774	860,018
Furniture and fixture and other equipment	2-5 years	798,196	660,065
Leasehold improvements	Shorter of the lease term or 5 years	140,689	140,689
		13,932,446	12,919,497
Less accumulated depreciation		1,878,199	1,396,119
		12,054,247	11,523,378
Construction in process		2,916,201	3,596,388
Property and equipment, net		$14,970,448	$15,119,766

Depreciation expense for the three months ended June 30, 2016 and 2015 amounted to $483,583 and $46,810, respectively.  Approximately $444,000 of such depreciation expense for the three months ended June 30, 2016 was classified as cost of revenue and approximately $33,000 for the three months ended June 30, 2015 was classified as cost of revenue, while the remainder for each three month period was classified as operating expenses in the Company’s Consolidated Statements of Operations.  Construction in process includes the expenditures related to the costs to establish the Company’s dedicated, wide-area, two-way radio dispatch network in certain metropolitan areas.

5.Intangible Assets

Wireless licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but instead are tested for impairment annually, or more frequently if an event indicates that the asset might be impaired. The Company believes that no impairment indicators existed as of June 30, 2016 that would require it to perform impairment testing.

During the three months ended June 30, 2016, the Company entered into agreements with several third parties in multiple U.S. markets to acquire wireless licenses for cash consideration, upon FCC approval.  In addition, during the three months ended June 30, 2016, the Company entered into  a barter agreement whereby it will provide the use of the Company’s network, radios, and installation of equipment in exchange for wireless licenses.

Wireless Licenses
Balance at March 31, 2016	$103,655,459
Acquisitions	570,285
Balance at June 30, 2016	$104,225,744

6.      Accounts Payable - officers

Accounts payable - officers represents unreimbursed expenses including travel, lodging, and meal expenses incurred by the Company’s officers. At June 30, 2016 and March 31, 2016, the accounts payable to officers amounted to $19,532 and $44,159, respectively.

7.      Promissory Note

On October 23, 2015, the Company entered into a promissory note in the amount of $1,289,013 with a third party in exchange for wireless licenses.  The term of the note is through March 15, 2018 and bears a fixed rate of interest, of 0.55% per annum, which is based on the Short Term Applicable Federal Rate on the closing date.  As of June 30, 2016, the Company’s outstanding borrowings were $991,810, of which $494,545 is in current liabilities on the Company’s Consolidated Balance Sheets.

8.      Income Taxes

The Company had federal and state net operating loss carryforwards of approximately $55.3 million at March 31, 2016, which expire in varying amounts from 2021 through 2036.

The Company has deferred tax assets of approximately $20.2 million relating to these net operating loss carryforwards and stock compensation plans at March 31, 2016. Federal net operating loss carryforwards are subject to limitations as a result of a change in ownership. State net operating loss carryforwards are subject to limitations, which differ from federal law in that they may not allow the carryback of net operating losses, and have shorter carryforward periods. Due to the uncertainty with respect to the realization of these deferred tax assets, the Company recorded a valuation allowance for the entire amount. The difference between the tax benefit at the statutory rate and the effective tax rate is primarily attributable to a full valuation allowance placed upon the deferred tax asset.

The Company recognizes the effect of tax positions only when they are more likely than not to be sustained.  The Company’s management has determined that it had no uncertain tax positions that would require financial statement recognition or disclosure.  The Company is no longer subject to U.S. federal, state or local income tax examinations for periods prior to 2013.

9.      Stock Acquisition Rights, Stock Options and Warrants

The Company established the pdvWireless, Inc. 2014 Stock Plan (the “2014 Stock Plan”) to attract, retain and reward individuals who contribute to the growth of the Company. This 2014 Stock Plan superseded previous stock plans.  However, under such previous plans, 51,512 stock options remained outstanding and 51,270 stock options were vested as of June 30, 2016.

As of June 30, 2016, 2,538,234 shares of common stock were authorized and reserved for issuance under its 2014 Stock Plan.  The shares authorized and reserved for issuance under the 2014 Stock Plan will continue to increase each subsequent anniversary through January 1, 2024 by an amount equal to the smaller of 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or a lesser amount determined by the Board of Directors.

Restricted Stock and Restricted Stock Units

A summary of restricted stock activity for the three months ended June 30, 2016 is as follows:

		Weighted
	Restricted	Average Grant
	Stock	Day Fair Value
Restricted stock at March 31, 2016	140,872	$26.47
Granted	16,222	20.04
Forfeited	(100)	26.26
Vested	(888)	20.04
Restricted stock at June 30, 2016	156,106	$25.84

The Company recognizes compensation expense for restricted stock on a straight line basis over the explicit vesting period. Vested restricted stock units are settled and issuable upon the earlier of the date the employee ceases to be an employee of the Company or a date certain in the future.  Stock compensation expense related to restricted stock was approximately $335,000 for the three months ended June 30, 2016.  There was no stock compensation expense related to restricted stock for the three months ended June 30, 2015.  Stock compensation expense for restricted stock is accounted for in general and administrative expense in the Company’s Consolidated Statement of Operations.  At June 30, 2016, there was $3.3 million of unvested compensation expense of the restricted stock, which is expected to be recognized over a weighted average period of 3.4 years.

Performance Stock Units

A summary of the performance stock activity for the three months ended June 30, 2016 is as follows:

Weighted
Average
	Performance	Grant Day
	Stock	Fair Value
Performance units at March 31, 2016	37,295	$25.81
Granted	—	—
Forfeited	—	—
Vested	—	—
Performance units at June 30, 2016	37,295	$25.81

The performance stock units were awarded in January 2016 and represent the number of shares of the Company’s common stock that the recipient would receive upon the Company’s attainment of the applicable performance goals. The units will vest in full upon attainment of the performance goals.  Performance is based upon achievement, prior to January 13, 2020, of (A) a Final Order from the FCC providing for the creation and allocation of licenses for spectrum in the 900 MHz band consisting of paired blocks of contiguous spectrum, each containing at least 3 MHz of contiguous spectrum, authorized for broadband wireless communications uses and (B) the lack of objection by the Company's Board of Directors to the terms and conditions  (including, but not limited to, the rebanding, clearing and relocation procedures, license assignment and award mechanisms, and technical and operational rules) set forth or referenced in the Final Order.

For the three months ended June 30, 2016, there was no stock compensation expense recognized for the performance units.  At June 30, 2016, there was approximately $963,000 of unvested compensation expense of the performance units.

Stock Options

A summary of Stock Option activity for the three months ended June 30, 2016 is as follows:

		Weighted
		Average
	Options	Exercise Price
Options outstanding at March 31, 2016	1,693,200	$22.91
Granted during the period	14,750	35.73
Forfeited/Exercised during the period	(5,750)	(27.18)
Options outstanding at June 30, 2016	1,702,200	$23.01

The options to purchase shares of common stock awarded for the three months ended June 30, 2016 have a ten-year contractual life and 25% will vest on the first anniversary of grant, and the remainder will vest in three equal annual installments thereafter. Shares granted to employees are subject to vesting, future settlement conditions and other such terms as determined by the Board of Directors.

Additional information regarding Stock Options outstanding at June 30, 2016 is as follows:

							Weighted
				Weighted			Average
				Average	Weighted		Exercise Price
Exercise			Number	Remaining	Average	Options	of Shares
Prices			Outstanding	Life in Years	Exercise Price	Exercisable	Exercisable
$13.25	-	$20.00	1,169,618	7.81	$19.74	578,126	$19.48
21.00	-	46.23	436,000	8.93	26.21	137,000	25.23
47.10	-	72.85	96,582	8.31	48.09	28,894	48.35
			1,702,200	8.12	$23.01	744,020	$21.66

The Black-Scholes option model requires weighted average assumptions to be used for calculation of the Company’s stock compensation expense. The assumptions used during the three months ended June 30, 2016 were: the expected life of the awards was 5 years, the risk-free interest rate was 1.24%, the expected volatility was 46.36%, and the expected dividend yield was 0.0%. There was a 2% forfeiture rate used for the calculation.

Performance Stock Options

 A summary of the Performance Stock Options as of June 30, 2016 is as follows:

	Performance Options	Weighted Average Exercise Price
Performance options outstanding at March 31, 2016	50,000	$25.81
Performance options granted	—	—
Performance options forfeited/expired	—	—
Performance options outstanding at June 30, 2016	50,000	$25.81

During the year ended March 31, 2016, the Company awarded an executive officer an option to purchase 50,000 shares of common stock with an exercise price of $25.81 that vests immediately upon meeting certain performance conditions.  These options have a ten-year contractual life.  The performance options will vest in full upon attainment of the performance goals.  Performance is based upon achievement, prior to January 13, 2020, of (A) a Final Order from the FCC providing for the creation and allocation of licenses for spectrum in the 900 MHz band consisting of paired blocks of contiguous spectrum, each containing at least 3 MHz of contiguous spectrum, authorized for broadband wireless communications uses and (B) the lack of objection by the Company's Board of Directors to the terms and conditions  (including, but not limited to, the rebanding, clearing and relocation procedures, license assignment and award mechanisms, and technical and operational rules) set forth or referenced in the Final Order.

Stock compensation expense related to the amortization of the fair value of stock options issued was approximately $1,030,000 and $1,350,000 for the three months ended June 30, 2016 and 2015, respectively. There was no stock compensation expense related to the performance stock options issued.  Stock compensation expense is included as part of general and administrative expense in the accompanying Consolidated Statement of Operations. The weighted average fair value for the stock option awards granted during the three months ended June 30, 2016 was $14.81. As of June 30, 2016, there was approximately $5.8 million of unrecognized compensation cost related to non-vested share options granted under the Company’s stock option plans, of which $4.5 million pertains to the non-performance based stock options. The cost is expected to be recognized over a weighted-average period of 2.6 years.

Warrants

A summary of Warrant activity is as follows:

		Weighted
		Average
	Warrants	Exercise Price
Warrants outstanding at March 31, 2016	6,039	$82.79
Expired	(6,039)	(82.79)
Warrants outstanding at June 30, 2016	—	$-

The outstanding warrants were not exercised and expired in June 2016.

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

10.      Supplemental Disclosure of Cash Flow Information

The Company paid in cash $8,295 in taxes and did not make any payments for interest during the three months ended June 30, 2016.    The Company paid in cash $800 in taxes and did not make any payments for interest during the three months ended June 30, 2015.

During the three months ended June 30, 2016, the Company entered into a barter transaction with a third party whereby it acquired wireless licenses valued at approximately $310,000 consisting of approximately $268,000 related to use of the Company’s network along with radios and $42,000 in cash (see Note 5).    The Company capitalized Asset Retirement Obligations that amounted to $13,655.

11.      Commitments and Contingencies

Leasing Obligations

The Company is obligated under certain lease agreements for office space, which expire on various dates from January 7, 2017 through May 31, 2020.  Rent expense amounted to approximately $421,000 for the three months ended June 30, 2016, of which approximately $306,000 was classified as cost of revenue and the remainder of $115,000 was classified in operating expenses in the Consolidated Statements of Operations.  The total rent expense was approximately $96,000 for the three months ended June 30, 2015,  of which approximately $24,000 was classified as cost of revenue and the remainder of $72,000 was classified as operating expenses in the Consolidated Statements of Operations.

The Company entered into multiple lease agreements for tower space related to its new DispatchPlus business.  The lease expiration dates range from February 28, 2020 to June 30, 2026.

The straight-line method is used to recognize minimum rent expense under leases that provide for varying rents over their term. The effect of applying the straight-line basis resulted in an increase in rental expense of approximately $143,000 and $60,602 in the three months ended June 30, 2016 and 2015, respectively.    At June 30, 2016, accumulated deferred rent payable amounted to approximately $588,000 and is included as part of other liabilities in the accompanying June 30, 2016 Consolidated Balance Sheet.

Aggregate rentals, under non-cancelable leases for office and tower space (exclusive of real estate taxes, utilities, maintenance and other costs borne by the Company) for the remaining terms of the leases are as follows:

Period Ending March 31,
2017 (9 months)	$834,520
2018	1,141,606
2019	1,596,483
2020	1,737,115
2021	1,267,731
After 2021	4,097,249
Total	$10,674,704

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

13.      Business Concentrations

For the three months ended June 30, 2016, the Company had two Tier 1 carriers that accounted for approximately 33% and 17% of operating revenues, respectively. The two Tier 1 carriers accounted for approximately 56% and 30% of operating revenues for the three months ended June 30, 2015.

As of June 30, 2016 and March 31, 2016, the Company had two Tier 1 carriers that accounted for approximately 45% and 28% and 49% and 32%, respectively, of accounts receivable.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of the financial condition and results of operations of pdvWireless, Inc. (“pdv,” the “Company”, “we”, “us”, or “our”) should be read in conjunction with our financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2016, filed with the SEC on June 13, 2016.  In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those identified in “Item 1A—Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K.  As a result, investors are urged not to place undue reliance on any forward-looking statements.  Except to the limited extent required by applicable law, the Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

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

We offer our DispatchPlus communications solutions, which combines pdvConnect™, our proprietary suite of mobile communication and workforce management applications, with state-of-the-art digital network architecture and mobile devices manufactured by Motorola Solutions, Inc. and its subsidiaries (“Motorola”).  Built with the commercial dispatch user in mind, Motorola’s digital network architecture allows us to provide highly reliable, instant and wide-area PTT communication solutions to our customers.  Also developed for dispatch-centric businesses, pdvConnect is an easy to use and efficient mobile communication and workforce management solution that enables businesses to locate and communicate with their field workers and improve the documentation of work events and job status.

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

To date, sales of our DispatchPlus service have been slower to ramp-up than our initial expectations for a number of reasons, including but not limited to, the performance of our indirect third-party sales representatives, longer initial sales cycle, and coverage gaps in certain markets due to delays in our deployment of planned sites that were not or have not yet been completed.   We continue to develop and implement sales and marketing programs for our DispatchPlus service to drive revenue growth. Progress in the growth of our sales funnel and positive customer feedback drive our optimism about future sales opportunities.  Further, we are currently focusing our resources on the seven markets where we have commenced service.  That focus includes trialing and implementing a number of sales and marketing initiatives and strategies aimed at increasing sales of our DispatchPlus service and developing a predictable sales funnel and process.  These initiatives include:

•	Identifying and targeting high-value, small and medium-sized business customers that we believe will benefit from our DispatchPlus service;
•	Focusing our advertising and marketing efforts on communicating the benefits of our services to business customers in our targeted market verticals;
•	Developing and bringing to market innovative features that continue to differentiate us from other wireless communications service providers that provide PTT solutions;
•	Providing additional incentive programs to our third-party sales representatives and prospects;
•	Building and trialing a business development direct sales team in one of our seven markets and adding limited direct sales resources in the other markets;
•	Developing a centralized business development and telesales team to increase flow of qualified leads and sales across all of our market areas; and
•	Beginning to develop alternate sales channel strategies to identify new sources of sales and leads in our targeted market verticals.

We intend to continue to focus our efforts on the initial seven markets where we have commenced service until we determine which sales and marketing approaches produce the best results.  We have continued, however, to prepare for the rollout of our DispatchPlus service in more than thirteen additional markets by completing initial network designs and in some markets pursuing site development efforts, including site selection and lease negotiation.  We believe this approach will allow us to proceed more quickly and effectively proceed with new market deployments when we determine it is best to do so.  We also believe this approach will provide us with additional time and financial flexibility to refine our longer term strategies including those related to our Joint Petition.

Concurrently with launching our DispatchPlus business, we are pursuing initiatives to increase the efficiency and capacity of the spectrum licenses we hold, including filing (together with the Enterprise Wireless Alliance) a Joint Petition for Rulemaking with the FCC proposing a realignment of a portion of the 900 MHz spectrum from narrowband to broadband.  We have responded to all requests for information from the FCC and other interested parties, and we are currently awaiting FCC action.  The FCC’s action may take a number of forms ranging from:  a Notice of Proposed Rulemaking, to a Notice of Inquiry, to a dismissal of the Joint Petition without further action.  The FCC has not announced a decision on the Joint Petition. We currently believe that the most likely outcome is that the FCC will adopt a Notice of Inquiry as the next step in the process.  A Notice of Inquiry is a vehicle for the FCC to gather additional information for the record.  If the FCC elects to adopt a Notice of Inquiry, it could request additional information and input on the optimal use of the 900 MHz band generally.  A Notice of Inquiry could also request information on the specific issues and proposed solutions raised by us and other commentators in the proceeding.  The adoption of a Notice of Inquiry does not mean that the FCC has accepted or denied our Joint Petition, or that our Joint Petition will or will not ultimately result in a Notice of Proposed Rulemaking.  We continue to believe in the merits of our proposal, and that our Joint Petition is consistent with the FCC’s past practices and policies.  Nevertheless, obtaining a favorable result from the FCC may take a significant amount of time and resources. Moreover, there is no assurance that the FCC will adopt our proposed rules, or ultimately approve our Joint Petition.

In addition to this regulatory action, we are also pursuing a number of broadband and additional spectrum and wireless service opportunities, including:

•	acquiring additional spectrum to support our realignment efforts and the deployment of a future broadband network;
•	attempting to build consensus with incumbents in the 900 MHz band;
•	developing a strategic plan for our future deployment of a broadband or other wireless services in the 900 MHz band; and
•	evaluating whether existing technologies and equipment can be used to support our spectrum initiatives and opportunities.

In addition to our opportunities in the 900 MHz band, we are pursuing additional spectrum and related wireless service opportunities. The potential opportunities we have been exploring include submitting a proposal in the First Responder Network Authority (“FirstNet”) RFP process.  This opportunity involves government plans and a related process to provide use of spectrum and a substantial amount of funding for the build-out and operation of a dedicated Nationwide Public Safety Broadband Network (“NPSBN”) that also may be used, on a non-priority, excess capacity basis, to meet the wireless service needs of commercial customers.  There is no assurance, however, that we will be successful in our pursuit of the FirstNet RFP or any other spectrum opportunities that we identify and attempt to pursue.

Prior to acquiring our 900 MHz spectrum, we were engaged in the development and sale of wireless communications applications, marketed primarily under the name pdvConnect.  We primarily offer these applications indirectly to the end users of two Tier 1 wireless communications carriers in the United States and, until July 2015, one international wireless communications carrier, under licensing agreements between these carriers and us.  We also offer these applications directly to end users.

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

Revenue Recognition. We recognize revenue in the period that persuasive evidence of an arrangement exists, delivery of the product has occurred or services have been rendered, we are able to determine the amount of revenue and when the collection of such amount is considered probable.  In accordance with the guidance provided in Accounting Standards Codification (“ASC”) Topic 605-45-45, Revenue Recognition – Principal Agent Considerations, we have determined that we are the primary obligor with respect to the service revenue derived from sales of our software applications through our Tier I domestic carrier partners. As a result, revenue is recorded at the gross amount billed to end-user customers for sales through these carrier partners. We recognized service revenue for our international carrier (which business relationship terminated in July 2015) on the net amount billed since we determined that we are not the primary obligor. We also sell service and applications directly to end-users, which are billed and collected directly by us.

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

We evaluate certain transactions for our DispatchPlus service offering to determine whether they should be viewed as a Multiple Element Arrangement as provided in ASC Topic 605-25.  Judgment is required to properly identify the accounting units of the multiple deliverable transactions and to determine the manner in which revenue should be allocated among the units of accounting.  Multiple deliverable arrangements are presumed to be bundled transactions, and the total consideration is measured and allocated to the separate transactions based on their relative selling price with certain limitations.  The relative selling price for each deliverable is determined using vendor-specific objective evidence (“VSOE”) of selling price or third-party evidence of such selling price if VSOE does not exist.  If neither VSOE nor third party evidence of selling price exist, the Company uses its best estimate of the selling price for the deliverable.  We determined that the rental of user devices in connection with service contracts for our DispatchPlus service are multiple deliverable arrangements.

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

Results of Operations

Comparison of the three months ended June 30, 2016 and 2015

The following table sets forth our results of operations for the three months ended June 30, 2016 and 2015. The period-to-period comparison of financial results is not necessarily indicative of the financial results we will achieve in future periods.

	Three months ended
	June 30,
	2016	2015
Operating revenues
Service revenue	$765,305	$648,662
Spectrum lease revenue	182,186	182,186
Other revenue	98,291	10,012
Total operating revenues	$1,045,782	$840,860
Cost of revenue
Sales and service	1,583,780	375,174
Gross profit (loss)	(537,998)	465,686
Operating expenses
General and administrative	7,746,001	3,722,406
Sales and support	1,216,241	811,675
Product development	572,921	304,897
Total operating expenses	9,535,163	4,838,978
Loss from operations	(10,073,161)	(4,373,292)
Interest expense	(1,364)	—
Interest income	22,529	22,220
Net loss	$(10,051,996)	$(4,351,072)
Net loss per common share basic and diluted	(0.70)	(0.32)
Weighted-average common shares used to compute basic and diluted net loss per share	14,375,466	13,492,560

Operating revenues. Overall operating revenues increased by $0.2 million, or 24%, to $1.0 million for the three months ended June 30, 2016 from $0.8 million for the three months ended June 30, 2015.  The increase is primarily attributable to the  DispatchPlus business, which was launched in June 2015.  The $0.1 million increase in service revenue resulted primarily from the new business.  Other revenue, which primarily consists of equipment sales and rentals for the DispatchPlus business, increased by approximately $0.1 million, or 881%, to $0.1 million during the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Cost of revenue. Cost of revenue for the three months ended June 30, 2016 increased by approximately $1.2 million, or 322.1%, to $1.6 million from $0.4 million for three months ended June 30, 2015.  The increase is attributable to the costs to maintain our launched PTT networks for our DispatchPlus business of $1.0 million, increased headcount costs to support the commercially launched PTT networks of $0.1 million, and the costs of handsets sold of $0.1 million.

Gross profit (loss). Gross profit (loss) decreased by $1.0 million for the three months ended June 30, 2016 to ($0.5 million) as compared to the three months ended June 30, 2015 of  $0.5 million. The primary driver for the decline were the costs incurred to support our newly launched DispatchPlus business.

General and administrative expenses. General and administrative expenses for the three months ended June 30, 2016 increased by $4.0 million, or 108%, to $7.7 million from $3.7 million for three months ended June 30, 2015.  The increase in general and administrative expenses primarily resulted from $3.3 million for consulting services related to our spectrum  initiatives, including the FirstNet opportunity, and $0.5 million for increased headcount and related costs.

Sales and support expenses. Sales and support expenses increased by $0.4 million, or 50%, to $1.2 million for three months ended June 30, 2016 from $0.8 million for the three months ended June 30, 2015.  The increase in expenses is due primarily to a $0.2 million increase in sales and support headcount and related costs and $0.1 million for indirect commissions provided to our third-party sales representatives to support our new DispatchPlus business.

Product development expenses. Product development expenses increased by $0.3 million, or 88%, to $0.6 million for the three months ended June 30, 2016 from $0.3 million for the three months ended June 30, 2015.  This increase for the period was due primarily to an increase in headcount and the related costs.

Interest expense. Interest expense incurred for the three months ended June 30, 2016  relates to our promissory note issued in October 2015 in connection with the acquisition of wireless licenses.

Liquidity and Capital Resources

At June 30, 2016, we had cash and cash equivalents of $143.2 million.

Our accounts receivable are heavily concentrated in two of our Tier 1 carrier partners. As of June 30, 2016, our accounts receivable balance was approximately $590,000 of which approximately $266,000 was due from one third-party Tier 1 carrier and approximately $166,000 was due from another third-party Tier 1 carrier, or approximately 45% and 28%, respectively, of our outstanding accounts receivable balance.

Net cash used by operating activities. Net cash used in operating activities was $9.6 million for the three months ended June 30, 2016, as compared to $7.4 million for the three months ended June 30, 2015.  The majority of net cash used by operating activities during the three months ended June 30, 2016 resulted from the net loss of $10.0 million partially offset by a decrease in working capital requirements to support the business.  The net cash used by operating activities during the three months ended June 30, 2015 was attributable to the net loss of $4.4 million and a $4.2 million increase in accounts payable and accrued expenses to support the launch of the new DispatchPlus business.

Net cash used by investing activities. Net cash used in investing activities was approximately $0.7 million for the three months ended June 30, 2016, as compared to $1.4 million used for the three months ended June 30, 2015. The net cash used during the three months ended June 30, 2016 resulted from $0.3 million in wireless license acquisitions and $0.4 million for the continuing equipment purchases and construction costs related to the buildout of our network for our new DispatchPlus business.  The net cash used in investing activities used during the three months ended June 30, 2015 resulted from the buildout of our PTT networks for our new DispatchPlus business.

Net cash from financing activities.  For the three months ended June 30, 2016, there was no cash provided by financing activities.  The $64.8 million net cash provided from financing activities in the three months ended June 30, 2015 resulted from the net proceeds from our follow-on public offering in May 2015.

We intend to establish our PTT networks in major metropolitan market areas throughout the United States.  During the year ended March 31, 2016, we commenced service in seven major metropolitan market areas, including Houston, Dallas, Atlanta, Philadelphia, Chicago, the greater New York area and Baltimore/Washington.

We estimate that the initial capital cost to deploy our PTT networks in major metropolitan areas will range from $1.5 million to $2.0 million per market, which amount includes the cost of equipment, design and buildout of our PTT networks.

We intend to continue to focus our efforts on the initial seven markets where we have commenced service until we determine which sales and marketing approaches produce the best results.  However, we have continued to prepare for the rollout of our DispatchPlus service in more than thirteen additional markets by completing initial network designs and in some markets pursuing site development efforts, including site selection and lease negotiation.  We believe this approach will allow us to more quickly and effectively proceed with new market deployments when we determine it is best to do so.  We also believe this approach will provide us with additional time and financial flexibility to refine our longer-term strategies including those related to our Joint Petition.

Our future capital requirements will depend on many factors, including:  the timing and amount of the revenues we generate from our DispatchPlus services and other product offerings; the timing and extent of expenditures to support the rollout of our PTT dispatch networks; the development of new service offerings; sales and marketing activities; the FCC regulatory process we are pursuing to realign a portion of the 900 MHz spectrum from narrowband to broadband and the other  spectrum initiatives we elect to pursue, including the FirstNet opportunity, which could involve an additional investment by the Company of $4 million to $5 million through the proposed November 2016 award date (any delays or unexpected additional requests from FirstNet could require an additional investment, if we chose to continue to participate).    We believe our cash and cash equivalents on hand, including our available cash reserves, will be sufficient to satisfy our financial obligations through at least the next 12 months.

We cannot predict with certainty when, if ever, we will require additional capital to further fund our current business plan. Presently, we intend to cover our future operating expenses through cash on hand and from revenue derived primarily from our planned sales of our DispatchPlus services and product offerings. With the recent commercial launch of markets (as noted above), revenues from our DispatchPlus business have just begun to be realized, and we have not recognized significant amounts of revenue from this business through June 30, 2016. Nevertheless, we may experience greater than expected cash usage to support our operating activities and business plan and/or our revenues may be lower than, or take more time to develop, than we anticipate. See “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2016, filed with the SEC on June 13, 2016 for risks and uncertainties that could cause our operating costs to be more than we currently anticipate and/or our revenue and operating results to be lower than we currently anticipate. As a result, we cannot provide assurance that we will not require additional funding in the future. In addition, we intend to acquire businesses, technologies or spectrum or license technologies, from third parties for or in connection with our spectrum initiatives.  We may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions or license these technologies or pursue spectrum opportunities. However, we cannot be sure that additional financing will be available if and when needed, or that, if available, we can obtain financing on terms favorable to us and our stockholders. Any failure to obtain financing when required would have a material adverse effect on our business, operating results, financial condition and liquidity.

Off-balance sheet arrangements

As of June 30, 2016 and March 31, 2016, we did not have and do not have any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

Item 1A.  Risk Factors.

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q as well as the risk factors disclosed in our Annual Report on Form 10-K for the year ended March 31, 2016, filed with the Securities and Exchange Commission on June 13, 2016. There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K. Any of the risks discussed in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On May 18, 2015, we completed a public offering of our common stock in which we raised net proceeds of approximately $64.8 million.  We registered the shares of common stock issued in the offering on a Registration Statement on Form S-1 (File No. 333-203681), which the SEC declared effective on May 12, 2015.  Through June 30, 2016, we have used approximately $9.4 million of the net proceeds from this offering.  We did not complete any transaction in which we paid any of these proceeds, directly or indirectly, to our directors or officers, to any person owning 10% or more of any class of our equity securities, to any associate of any of the foregoing, or to any of our affiliates.  There has been no material change in the expected uses of the net proceeds from the offering as described in our Registration Statement.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

pdvWireless, INC.

Date:	August 9, 2016	/s/ John C. Pescatore
John C. Pescatore
President and Chief Executive Officer (Principal Executive Officer)

/s/ Timothy A. Gray
Timothy A. Gray
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of pdvWireless, Inc. (the “Company”).

3.2(2)	Certificate of Amendment No. 1 to Amended and Restated Certificate of Incorporation of the Company.

3.3(1)	Amended and Restated Bylaws of the Company.

4.1(1)	Form of Common Stock Certificate of the Company.

4.2(1)

Registration Rights Agreement, dated June 10, 2014, by and among the Company, certain of the Company’s executive officers named therein, and FBR Capital Markets & Co., on behalf of the investors participating in the June 2014 private placement.

4.3(1)	Amended and Restated Investor Rights Agreement, dated October 2010, by and among the Company and investors named therein.

4.4(1)	Amendment and Waiver of Rights under Amended and Restated Investor Rights Agreement, approved May 30, 2014, by and among the Company and the investors named therein.

4.6(1)	Registration Rights Agreement, dated September 15, 2014, by and between the Company and Machine License Holding, LLC.

31.1

Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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