Form 10-Q
period 2016-09-30
pdvWireless, Inc.
filed 2016-11-03
CIK 1304492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________

FORM 10-Q

____________________________________

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

At October 31, 2016, 14,324,779 shares of the registrant’s common stock were outstanding.

pdvWireless, Inc.

FORM 10-Q

For the quarterly period ended September 30, 2016

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes statements of our expectations, intentions, plans, and beliefs that constitute “forward-looking statements.”    These forward-looking statements are principally, but not solely, contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements include, but are not limited to, statements about our strategies, plans, objectives, expectations, intentions, expenditures and assumptions and other statements contained herein that are not historical facts. Our forward-looking statements are generally, but not always, accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “should,” “will,” “may,” “plan,” “goal,” “can,” “could,” “continuing,” “ongoing,” “intend” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and projections about future events and financial, market and business trends. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause our actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. Many of these risks, uncertainties and other factors are beyond our ability to control, influence, or predict. The most significant of these risks, uncertainties and other factors are described in “Item 1A—Risk Factors” in Part II of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended March 31, 2016 filed with the Securities and Exchange Commission (the “SEC”) on June 13, 2016.    As a result, investors are urged not to place undue reliance on any forward-looking statements.  These forward-looking statements reflect our views and assumptions only as of the date such forward-looking statements were made. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1:  Consolidated Financial Statements

pdvWireless, Inc.

Consolidated Balance Sheets

	September 30,	March 31,
	2016	2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$136,958,632	$153,462,865
Accounts receivable, net of allowance for doubtful accounts	652,564	528,283
Inventory	37,984	93,203
Prepaid expenses and other current assets	547,879	906,952
Total current assets	138,197,059	154,991,303
Property and equipment, net	14,760,039	15,119,766
Intangible assets	104,427,183	103,655,459
Capitalized patent costs, net	217,005	222,359
Other assets	328,346	60,073
Total assets	$257,929,632	$274,048,960
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$2,954,924	$3,780,697
Accounts payable - officers	18,808	44,159
Current portion of note payable	494,545	494,545
Deferred revenue	791,375	744,605
Total current liabilities	4,259,652	5,064,006
Long-term portion of note payable	497,265	497,265
Deferred revenue, net of current portion	5,421,159	5,647,773
Other liabilities	1,011,043	654,536
Total liabilities	11,189,119	11,863,580
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized and no shares outstanding at September 30, 2016 and March 31, 2016	—	—
Common stock, $0.0001 par value per share, 100,000,000 shares authorized and 14,324,779 shares issued and outstanding at September 30, 2016 and 14,300,790 issued and outstanding at March 31, 2016	1,441	1,438
Additional paid-in capital	328,108,508	325,669,088
Accumulated deficit	(81,369,436)	(63,485,146)
Total stockholders' equity	246,740,513	262,185,380
Total liabilities and stockholders' equity	$257,929,632	$274,048,960

See accompanying notes to consolidated financial statements

pdvWireless, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
	2016	2015	2016	2015
Operating revenues
Service revenue	$885,271	$622,019	$1,650,576	$1,270,681
Spectrum lease revenue	182,186	182,186	364,372	364,372
Other revenue	74,050	7,253	172,341	17,265
Total operating revenues	1,141,507	811,458	2,187,289	1,652,318
Cost of revenue
Sales and service	1,674,941	490,585	3,258,722	865,759
Gross profit (loss)	(533,434)	320,873	(1,071,433)	786,559
Operating expenses
General and administrative	5,476,566	4,588,841	13,222,566	8,311,247
Sales and support	1,219,744	885,007	2,435,985	1,696,682
Product development	621,923	336,200	1,194,844	641,097
Total operating expenses	7,318,233	5,810,048	16,853,395	10,649,026
Loss from operations	(7,851,667)	(5,489,175)	(17,924,828)	(9,862,467)
Interest expense	(1,363)	—	(2,727)	—
Interest income	25,529	29,293	48,058	51,513
Other income (expense)	(4,793)	1,250	(4,793)	1,250
Net loss	$(7,832,294)	$(5,458,632)	$(17,884,290)	$(9,809,704)
Net loss per common share basic and diluted	$(0.54)	$(0.38)	$(1.24)	$(0.70)
Weighted-average common shares used to compute basic and diluted net loss per share	14,383,224	14,379,082	14,379,366	13,938,243

See accompanying notes to consolidated financial statements

pdvWireless, Inc.

Consolidated Statement of Stockholders’ Equity

(Unaudited)

For the six months ended September 30, 2016

	Number of Shares
	Preferred		Preferred
	Stock	Common	Stock	Common	Additional	Accumulated
	Series AA	Stock	Series AA	Stock	Paid-in Capital	Deficit	Total
Balance at March 31, 2016	—	14,384,594	$—	$1,438	$325,669,088	$(63,485,146)	$262,185,380
Equity based compensation*	—	23,989	—	3	2,439,420	—	2,439,423
Net loss	—	—	—	—	—	(17,884,290)	(17,884,290)
Balance at September 30, 2016	—	14,408,583	$—	$1,441	$328,108,508	$(81,369,436)	$246,740,513

* includes restricted shares issued.

See accompanying notes to consolidated financial statements

pdvWireless, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,884,290)	$(9,809,704)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	1,041,450	128,448
Stock-based compensation expense	2,439,423	2,455,611
Bad debt expense	13,727	(229)
Changes in operating assets and liabilities
Accounts receivable	(138,008)	(4,065)
Inventory	55,219	—
Prepaid expenses and other assets	90,800	95,515
Accounts payable and accrued expenses	(825,773)	(2,717,517)
Accounts payable - officers	(25,351)	1,617
Deferred revenue	(393,319)	(356,198)
Other liabilities	336,938	139,597
Net cash flows used by operating activities	(15,289,184)	(10,066,925)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible assets	(503,491)	(1,141,986)
Purchases of equipment	(710,497)	(4,211,917)
Payments for patent costs	(1,061)	(5,640)
Net cash used by investing activities	(1,215,049)	(5,359,543)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from follow-on offering	—	64,792,220
Proceeds from option exercise	—	40,001
Net cash provided from financing activities	—	64,832,221
Net change in cash and cash equivalents	(16,504,233)	49,405,753
CASH AND CASH EQUIVALENTS
Beginning of the period	153,462,865	119,873,668
End of the period	$136,958,632	$169,279,421

See accompanying notes to consolidated financial statements

pdvWireless, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.      Nature of Operations

pdvWireless, Inc. (formerly known as Pacific DataVision, Inc., the “Company”) is a private wireless communications carrier and provider of mobile workforce communications and location based solutions that increase the productivity of its customers’ field-based workers and the efficiency of their dispatch and call center operations.  The Company has launched and is operating private push-to-talk (“PTT”) networks in seven major markets within the United States.  Its proprietary and industry-validated suite of mobile communications and workforce management applications improve team communication and field documentation across a wide array of industries, including transportation, distribution, construction, hospitality, waste management and field services.  At the same time, the Company is pursuing a number of broadband and other spectrum opportunities and initiatives, including but not limited to, a Federal Communications Commission (“FCC”) regulatory process aimed at the realignment of its spectrum to be able to deploy broadband technologies to enterprises.

The Company is currently operating wide-area, enhanced two-way radio networks that offer PTT communications services to primarily dispatch-centric, small and medium-sized businesses in the seven major markets.  In June 2015, the Company commercially launched its PTT service, which it markets as DispatchPlus™, in the greater Houston, Texas metropolitan area.  The Company commenced service in six additional major metropolitan markets during fiscal 2016, including:  Dallas, Atlanta, Philadelphia, Chicago, the greater New York area and Baltimore/Washington.  In addition, in a number of markets, the Company has deployed, or is in the process of deploying, additional sites to expand its coverage areas in these markets based on specific customer opportunities and/or its assessment of market opportunities.

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

Concurrently with launching and operating its DispatchPlus business, the Company is pursuing initiatives to increase the efficiency and capacity of its spectrum licenses, including the filing (together with the Enterprise Wireless Alliance) of a Joint Petition for Rulemaking with the FCC proposing a realignment of a portion of the 900 MHz spectrum from narrowband to broadband.  In September 2016, an item was circulated with the Commissioners’ office at the FCC related to the Joint Petition.  The Company is currently waiting for the FCC Commissioners to formally vote on and if approved, then publicly file the item.  The FCC’s action may take a number of forms ranging from:  a Notice of Proposed Rulemaking, to a Notice of Inquiry, to a dismissal of the Joint Petition without further action.  Although the FCC has not announced a decision on the Joint Petition, the Company currently believes that the most likely outcome is that the FCC will adopt a Notice of Inquiry as the next step in the process.    A Notice of Inquiry is a vehicle for the FCC to gather additional information for the record.  If the FCC elects to adopt a Notice of Inquiry, it could request additional information and input on the optimal use of the 900 MHz band generally.  A Notice of Inquiry could also request information on the specific issues and proposed solutions raised by us and other commentators in the Joint Petition proceeding,  as well as in other proceedings involving the 900 MHz spectrum that were initiated by third parties.  The adoption of a Notice of Inquiry does not mean that the FCC has accepted or denied the Joint Petition, or that the Joint Petition will or will not ultimately result in a Notice of Proposed Rulemaking.  The Company continues to believe in the merits of its proposal, and that the Joint Petition is consistent with the FCC’s past practices and policies.  Nevertheless, obtaining a favorable result from the FCC may take a significant amount of time and resources. Moreover, there is no assurance that the FCC will ultimately approve the Company’s Joint Petition or will conduct a rulemaking proceeding along the lines originally advocated by the Company.

In addition to this regulatory action, the Company is also pursuing a number of additional initiatives related to spectrum and wireless service opportunities, including but not limited to:

•	continuing to acquire additional spectrum to support its realignment efforts and the deployment of future broadband networks;
•	working with incumbents in the 900 MHz band to provide relocation solutions and generate support for the Joint Petition;
•	developing a strategic plan for its future deployment of broadband or other wireless services in the 900 MHz band; and
•	evaluating the existing technologies and equipment that can be used to support its spectrum initiatives and the additional customer opportunities it identifies.

In addition, the Company recently elected to participate in the First Responder Network Authority (“FirstNet”) bid process.  This opportunity involved government plans and a related process to provide use of spectrum and a substantial amount of funding for the build-out and operation of a dedicated Nationwide Public Safety Broadband Network (“NPSBN”) that also may be used, on a non-priority, excess capacity basis, to meet the wireless service needs of commercial customers.  On October 17, 2016, the Company received written notice from the Contracting Officer of the U.S. Department of the Interior that its proposal for the FirstNet NPSBN was no longer being considered for the award.

Prior to acquiring its 900 MHz spectrum, the Company was engaged in the development and sale of its wireless communications applications, marketed primarily under the name pdvConnect. The Company continues to be engaged in these business activities and primarily offers these applications indirectly to the end users of two Tier I wireless communications carriers in the United States and, until July 2015, one international wireless communications carrier under licensing agreements between the Company and these carriers. The Company also offers these applications directly to end users.

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

2.      Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to allowance for doubtful accounts, estimated useful lives of depreciable assets, asset retirement obligations, the carrying amount of long-lived assets under construction in process, valuation allowance on the Company’s deferred tax assets, and recoverability of intangible assets. The Company is also required to make certain estimates with regard to the valuation of awards and forfeiture rates for its share-based award programs. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the applicable period accordingly, actual results could materially differ from those estimates.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, including PDV Spectrum Holding Company, LLC formed in April 2014. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated interim financial statements as of September 30, 2016 have been prepared in accordance with the requirements of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”) pertaining to reports on Form 10-Q and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2016.    Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements. Certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures included herein are adequate to make the information presented not misleading and all adjustments considered necessary for a fair presentation have been included.  In the opinion of management, the Company’s results for the three and six months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year or any future financial period.

Reclassifications

Certain prior year amounts have been reclassified to conform to the presentation of the corresponding amounts in the financial statements for the three and six months ended September 30, 2016. These reclassifications had no effect on previously reported results of operations, cash flows, assets, liabilities or equity for the years presented.

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less at the time of purchase are considered cash equivalents. Cash equivalents are stated at cost, which approximates the quoted market value and include amounts held in money market funds.

Allowance for Doubtful Accounts

An allowance for uncollectible receivables is estimated based on a combination of write-off history, aging analysis and any specific known troubled accounts. The Company reviews its allowance for uncollectible receivables on a quarterly basis. Past due balances meeting specific criteria are reviewed individually for collectability. At September 30, 2016 and March 31, 2016, management provided an allowance of $9,352 and $2,633, respectively, for certain slow paying accounts.

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

As of September 30, 2016, the Company had an asset retirement obligation of $223,114.

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

The licenses are tested for impairment on an aggregate basis, as the Company will be utilizing the wireless licenses on an integrated basis as part of developing its nationwide network.    Before employing detailed impairment testing, the Company first evaluates the likelihood of impairment by considering relevant qualitative factors that may have a significant bearing on fair value. If it determines that it is more likely than not that the wireless licenses are impaired, it will apply a quantitative analysis including detailed testing methodologies. Otherwise, it concludes that no impairment exists.  In the event a quantitative analysis is required, the Company considers estimates of valuation methods to perform the test of the fair values of the wireless licenses using, among other things, market based and discounted cash flow approaches.

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

Net Loss Per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. For purposes of the diluted net loss per share calculation, preferred stock, stock options and warrants are considered to be potentially dilutive securities. Because the Company has reported a net loss for the three and six months ended September 30, 2016 and 2015, diluted net loss per common share is the same as basic net loss per common share for those periods.

Common stock equivalents resulting from potentially dilutive securities approximated 770,000 and 900,000 at September 30, 2016 and March 31, 2016, respectively, and have not been included in the diluted weighted average shares outstanding, as their effects are anti-dilutive.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), ("ASU 2014-09") which supersedes current revenue recognition guidance, including most industry-specific guidance. ASU 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services, and also requires additional disclosures regarding the nature, amount, timing and uncertainty of revenue that is recognized. The guidance, as stated in ASU 2014-09, is effective for annual and interim periods beginning after December 15, 2016. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date by one year, with early adoption on the original effective date permitted. Under ASU 2014-09, two adoption methods are allowed. Under one method, a company may apply the rules to contracts in all reporting periods presented, subject to certain allowable exceptions. Under the other method, a company may apply the rules to all contracts existing as of January 1, 2018 (provided early adoption is not elected), recognizing an adjustment to retained earnings for the cumulative effect of the change and providing additional disclosures comparing results to previous rules.  The Company is evaluating the impact the new guidance will have on its consolidated financial statements and has not made any decision regarding early adoption.

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

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The effective date and transition requirements for this amendment is the same as the effective date and transition requirements of ASU 2014-09, which is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing. ASU 2016-10 is intended to reduce the cost and complexity of applying the guidance in the FASB's new revenue standard on identifying performance obligations, and is also intended to improve the operability and understandability of the licensing implementation guidance. The effective date for ASU 2016-10 is the same as for ASU 2014-09.  Management is evaluating the impact the new guidance will have on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and Other Topics. ASU 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

 Subsequent Events Evaluation by Management

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that these financial statements were issued.

3.      Property and equipment

Property and equipment consist of the following at September 30, 2016 and March 31, 2016:

	Estimated	September 30,	March 31,
	useful life	2016	2016
Network sites and equipment	5-10 years	$13,116,853	$11,258,725
Computer equipment	5-7 years	917,754	860,018
Furniture and fixture and other equipment	2-5 years	940,589	660,065
Leasehold improvements	Shorter of the lease term or 5 years	140,689	140,689
		15,115,885	12,919,497
Less accumulated depreciation		2,425,401	1,396,119
		12,690,484	11,523,378
Construction in process		2,069,555	3,596,388
Property and equipment, net		$14,760,039	$15,119,766

Depreciation expense for the three and six months ended September 30, 2016 amounted to $551,452 and $1,035,035, respectively. For the three and six months ended September 30, 2015, depreciation expense was $76,549 and $123,358, respectively.  For the three and six months ended September 30, 2016, approximately $504,000 and $948,000 of such depreciation expense was classified as cost of revenue, while the remainder for each period was classified as operating expense in the Company’s Consolidated Statements of Operations. For the three and six months ended September 30, 2015, approximately $50,000 and $83,000 of such depreciation expense was classified as cost of revenue, while the remainder was classified as operating expenses in the Company’s Consolidated Statements of Operations.  Construction in process includes the expenditures related to the costs to establish the Company’s wide-area, two-way radio dispatch network in certain metropolitan areas.

4.Intangible Assets

Wireless licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but instead are tested for impairment annually, or more frequently if an event indicates that the asset might be impaired. The Company believes that no impairment indicators existed as of September 30, 2016 that would require it to perform impairment testing.

During the six months ended September 30, 2016, the Company entered into agreements with several third parties in multiple U.S. markets to acquire wireless licenses for cash consideration, upon FCC approval.  In addition, during the six months ended September 30, 2016, the Company entered into a barter agreement whereby it will provide the use of the Company’s network, radios, and installation of equipment in exchange for wireless licenses.

Wireless Licenses
Balance at March 31, 2016	$103,655,459
Acquisitions	771,724
Balance at September 30, 2016	$104,427,183

5.      Accounts Payable - officers

Accounts payable - officers represents unreimbursed expenses including travel, lodging, and meal expenses incurred by the Company’s officers. At September 30, 2016 and March 31, 2016, the accounts payable to officers amounted to $18,808 and $44,159, respectively.

6.      Promissory Note

On October 23, 2015, the Company entered into a promissory note in the amount of $1,289,013 with a third party in exchange for wireless licenses.  The term of the note is through March 15, 2018 and bears a fixed rate of interest, of 0.55% per annum, which is based on the Short Term Applicable Federal Rate on the closing date.  As of September 30, 2016, the Company’s outstanding borrowings were $991,810, of which $494,545 is in current liabilities on the Company’s Consolidated Balance Sheets.

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

8.      Stock Acquisition Rights, Stock Options and Warrants

The Company established the pdvWireless, Inc. 2014 Stock Plan (the “2014 Stock Plan”) to attract, retain and reward individuals who contribute to the growth of the Company. This 2014 Stock Plan superseded previous stock plans.  However, under such previous plans, 45,782 stock options remained outstanding, of which 45,540 stock options were vested as of September 30, 2016.

As of September 30, 2016, 2,538,234 shares of common stock were authorized and reserved for issuance under its 2014 Stock Plan.  The shares authorized and reserved for issuance under the 2014 Stock Plan will continue to increase each subsequent anniversary through January 1, 2024 by an amount equal to the lessor of 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or a lesser amount determined by the Board of Directors.

Restricted Stock and Restricted Stock Units

A summary of Restricted Stock activity for the six months ended September 30, 2016 is as follows:

		Weighted
	Restricted	Average Grant
	Stock	Day Fair Value
Restricted stock at March 31, 2016	140,872	$26.47
Granted	31,489	20.47
Forfeited	(4,200)	29.85
Vested	(16,603)	26.30
Restricted stock at September 30, 2016	151,558	$25.14

The Company recognizes compensation expense for restricted stock on a straight line basis over the explicit vesting period. Vested restricted stock units are settled and issuable upon the earlier of the date the employee ceases to be an employee of the Company or a date certain in the future.  Stock compensation expense related to restricted stock was approximately $393,000 and $728,000 for the three and six months ended September 30, 2016.  There was no stock compensation expense related to restricted stock for the three and six months ended September 30, 2015.  Stock compensation expense for restricted stock is accounted for in general and administrative expense in the Company’s Consolidated Statement of Operations.  At September 30, 2016, there was $3.2 million of unvested compensation expense related to the restricted stock, which is expected to be recognized over a weighted average period of 3.0 years.

Performance Stock Units

A summary of the Performance Stock Unit activity for the three months ended September 30, 2016 is as follows:

Weighted
Average
	Performance	Grant Day
	Stock	Fair Value
Performance units at March 31, 2016	37,295	$25.81
Granted	—	—
Forfeited	—	—
Vested	—	—
Performance units at September 30, 2016	37,295	$25.81

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

For the three and six months ended September 30, 2016, there was no stock compensation expense recognized for the performance units.  At September 30, 2016, there was approximately $963,000 of unvested compensation expense of the performance units.

Stock Options

A summary of Stock Option activity for the six months ended September 30, 2016 is as follows:

		Weighted
		Average
	Options	Exercise Price
Options outstanding at March 31, 2016	1,693,200	$22.91
Granted during the period	52,250	25.10
Forfeited/Exercised/Expired during the period	(36,730)	31.59
Options outstanding at September 30, 2016	1,708,720	$22.79

The options to purchase shares of common stock awarded during the six months ended September 30, 2016 have a ten-year contractual life and 25% will vest on the first anniversary of grant, and the remainder will vest in three equal annual installments thereafter. Shares granted to employees are subject to vesting, future settlement conditions and other such terms as determined by the Board of Directors.

Additional information regarding Stock Options outstanding at September 30, 2016 is as follows:

							Weighted
				Weighted			Average
				Average	Weighted		Exercise Price
Exercise			Number	Remaining	Average	Options	of Shares
Prices			Outstanding	Life in Years	Exercise Price	Exercisable	Exercisable
$13.25	-	$20.00	1,153,493	7.45	$19.74	610,251	$19.50
20.01	-	46.23	470,000	8.76	25.72	158,062	25.52
46.25	-	72.85	85,227	8.37	47.94	23,164	48.02
			1,708,720	7.86	$22.79	791,477	$21.54

The Black-Scholes option model requires weighted average assumptions to be used for calculation of the Company’s stock compensation expense. The assumptions used during the six months ended September 30, 2016 were: the expected life of the awards was 5 years; the risk-free interest rate ranged from 1.07% to 1.71%; the expected volatility ranged from 40.0% to 47.0%; and the expected dividend yield was 0.0%. There was a 2% forfeiture rate used for the calculation.

Performance Stock Options

 A summary of the Performance Stock Options as of September 30, 2016 is as follows:

	Performance Options	Weighted Average Exercise Price
Performance options outstanding at March 31, 2016	50,000	$25.81
Performance options granted	—	—
Performance options forfeited/expired	—	—
Performance options outstanding at September 30, 2016	50,000	$25.81

During the year ended March 31, 2016, the Company awarded an executive officer an option to purchase 50,000 shares of common stock with an exercise price of $25.81 that vests immediately upon meeting certain performance conditions.  These options have a ten-year contractual life.  The performance stock options will vest in full upon attainment of the performance goals.  Performance is based upon achievement, prior to January 13, 2020, of (A) a Final Order from the FCC providing for the creation and allocation of licenses for spectrum in the 900 MHz band consisting of paired blocks of contiguous spectrum, each containing at least 3 MHz of contiguous spectrum, authorized for broadband wireless communications uses and (B) the lack of objection by the Company's Board of Directors to the terms and conditions  (including, but not limited to, the rebanding, clearing and relocation procedures, license assignment and award mechanisms, and technical and operational rules) set forth or referenced in the Final Order.

Stock compensation expense related to the amortization of the fair value of stock options issued was approximately $681,000 and $1,711,000 for the three and six months ended September 30, 2016, respectively. For the three and six months ended September 30, 2015, stock compensation expense was $1,106,000 and $2,456,000,  respectively. There was no stock compensation expense related to the performance stock options issued for the three and six months ended September 30, 2016 and 2015.  Stock compensation expense is included as part of general and administrative expense in the accompanying Consolidated Statement of Operations. The weighted average fair value for the stock option awards granted during the six months ended September 30, 2016 was $10.37. As of September 30, 2016, there was approximately $4.4 million of unrecognized compensation cost related to non-vested share options granted under the Company’s stock option plans, of which $3.9 million pertains to the non-performance based stock options and $0.5 million pertains to the performance based stock options. The cost is expected to be recognized over a weighted-average period of 2.5 years.

Warrants

A summary of Warrant activity is as follows:

		Weighted
		Average
	Warrants	Exercise Price
Warrants outstanding at March 31, 2016	6,039	$82.79
Expired	(6,039)	(82.79)
Warrants outstanding at September 30, 2016	—	$-

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

9.      Supplemental Disclosure of Cash Flow Information

The Company paid in cash $8,345 in taxes and did not make any payments for interest during the six months ended September 30, 2016.  The Company paid in cash $800 in taxes and did not make any payments for interest during the six months ended September 30, 2015.

During the six months ended September 30, 2016, the Company entered into a barter transaction with a third party whereby it acquired wireless licenses valued at approximately $307,000 consisting of approximately $268,000 related to use of the Company’s network along with radios and $39,000 in cash (see Note 5).  The Company capitalized Asset Retirement Obligations that amounted to $19,568 for the six months ended September 30, 2016.

10.      Commitments and Contingencies

Leasing Obligations

The Company is obligated under certain lease agreements for office space, which expire on various dates from January 7, 2017 through May 31, 2020.  The Company entered into multiple lease agreements for tower space related to its DispatchPlus business.  The lease expiration dates range from February 28, 2020 to June 30, 2026.

Rent expense amounted to approximately $488,000 and $909,000 for the three and six months ended September 30, 2016, of which approximately $378,000 and $684,000 was classified as cost of revenue in the Consolidated Statements of Operations for the three and six months ended September 30, 2016, respectively. The remainder of the rent expense of $110,000 and $225,000 was classified in operating expenses in the Consolidated Statements of Operations for the same periods, respectively.  Total rent expense was approximately $126,000 and $222,000 for the three and six months ended September 30, 2015, of which approximately $36,000 and $60,000, respectively, was classified as cost of revenue. The remainder of the rent expense $89,500 and $162,000,  respectively, was classified as operating expenses in the Consolidated Statements of Operations for the same periods.     At September 30, 2016, accumulated deferred rent payable amounted to approximately $788,000 and is included as part of other liabilities in the accompanying Consolidated Balance Sheet.

Aggregate rentals, under non-cancelable leases for office and tower space (exclusive of real estate taxes, utilities, maintenance and other costs borne by the Company) for the remaining terms of the leases are as follows:

Period Ending March 31,
2017 (6 months)	$561,982
2018	1,141,606
2019	1,596,483
2020	1,737,115
2021	1,267,731
After 2021	4,097,249
Total	$10,402,166

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

12.      Business Concentrations

For the three months ended September 30, 2016, the Company had two Tier 1 domestic carriers that accounted for approximately 35% and 14% of operating revenues, respectively. For the six months ended September 30, 2016, these two Tier 1 carriers accounted for approximately 34% and 15% of operating revenues, respectively.  The two Tier 1 carriers accounted for approximately 43% and 22% of operating revenues for the three months ended September 30, 2015 and 43% and 22% for the six months ended September 30, 2015.

As of September 30, 2016 and March 31, 2016, the Company had two Tier 1 domestic carriers that accounted for approximately 46% and 23% and 49% and 32%, respectively, of accounts receivable.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of the financial condition and results of operations of pdvWireless, Inc. (“pdv,” the “Company”, “we”, “us”, or “our”) should be read in conjunction with our financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2016, filed with the SEC on June 13, 2016.  In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those identified in “Item 1A—Risk Factors” in Part II of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K.  As a result, investors are urged not to place undue reliance on any forward-looking statements.  Except to the limited extent required by applicable law, the Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

Overview

We are a private wireless communications carrier and provider of mobile workforce communication and location based solutions focused on increasing the productivity of our customers’ field-based workers and the efficiency of their dispatch and call center operations.  We have launched and are operating push-to-talk (“PTT”) networks in seven major markets within the United States.  Our proprietary and industry-validated suite of mobile communications and workforce management applications improve team communication and field documentation across a wide array of industries, including transportation, distribution, construction, hospitality, waste management and field services.  At the same time, we are pursuing a number of spectrum opportunities and initiatives, including but not limited to, a Federal Communications Commission (“FCC”) regulatory process aimed at the realignment of our spectrum to be able to deploy broadband technologies to enterprises.  We maintain offices in Woodland Park, New Jersey, Reston, Virginia and San Diego, California.  We also maintain a sales office in West Conshohocken, Pennsylvania.

We are currently operating wide-area, two-way radio networks that offer PTT communications services to primarily dispatch-centric, small and medium-sized businesses in seven major markets.  In June 2015, we commercially launched our PTT service, which we market as DispatchPlus™, in the greater Houston, Texas metropolitan area.  We commenced service in six additional major metropolitan markets during fiscal 2016, including:  Dallas, Atlanta, Philadelphia, Chicago, the greater New York area and Baltimore/Washington.  In addition, in a number of markets, we have deployed, or are in the process of deploying, additional sites to expand our coverage areas in these markets based on specific customer opportunities and/or our assessment of market opportunities.

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

We expect that our DispatchPlus business will become our principal near term operating business.  We primarily market our DispatchPlus service to customers indirectly through third-party dealers selected from Motorola’s nationwide dealer network and other select wireless dealers.  We support our indirect sales representatives by providing them with training, marketing and advertising support from our internal sales and marketing team.  We are also implementing a number of sales initiatives, including lead generation programs and hiring additional sales resources.  We believe this approach of utilizing existing wireless dealers to serve as our indirect sales representatives, coupled with our focused direct sales and marketing efforts and initiatives, will enable us to establish a presence in our markets and help to reduce the upfront costs of establishing a nationwide sales and distribution network.  We enter into contracts directly with end users of our DispatchPlus communications solutions, including those introduced to us through our indirect dealer network.

To date, sales of our DispatchPlus service have been slower to ramp-up than our initial expectations for a number of reasons, including but not limited to, the performance of our indirect third-party sales representatives, longer initial sales cycle, and coverage gaps in certain markets due to delays in our deployment of planned sites or our need to add additional sites.   We continue to develop and implement sales and marketing programs for our DispatchPlus service to drive revenue growth. Progress in the growth of our sales funnel and positive customer feedback drive our optimism about future sales opportunities.  Further, we are currently focusing our resources on the seven markets where we have commenced service.

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

We intend to continue to focus our efforts on the initial seven markets where we have commenced service until we determine which sales and marketing approaches produce the best results.  We have continued, however, to prepare for the rollout of our DispatchPlus service in more than thirteen additional markets by completing initial network designs and in some markets pursuing site development efforts, including site selection and lease negotiation.  We believe this approach will allow us to more quickly and effectively proceed with new market deployments when we determine it is best to do so.  We also believe this approach will provide us with additional time and financial flexibility to refine our longer term strategies including those related to our Joint Petition for Rulemaking with the FCC.

Concurrently with launching and operating our DispatchPlus business, we are pursuing initiatives to increase the efficiency and capacity of the spectrum licenses we hold, including filing (together with the Enterprise Wireless Alliance) a Joint Petition for Rulemaking with the FCC proposing a realignment of a portion of the 900 MHz spectrum from narrowband to broadband.  In September 2016, an item was circulated with the Commissioners’ offices at the FCC related to the Joint Petition.  We are currently waiting for the FCC Commissioners to formally vote on and if approved, then publicly file the item.  The FCC’s action may take a number of forms ranging from:  a Notice of Proposed Rulemaking, to a Notice of Inquiry, to a dismissal of the Joint Petition without further action.  Although the FCC has not announced a decision on the Joint Petition, we currently believe that the most likely outcome is that the FCC will adopt a Notice of Inquiry as the next step in the process.  A Notice of Inquiry is a vehicle for the FCC to gather additional information for the record.  If the FCC elects to adopt a Notice of Inquiry, it could request additional information and input on the optimal use of the 900 MHz band generally.  A Notice of Inquiry could also request information on the specific issues and proposed solutions raised by us and other commentators in the Joint Petition proceeding, as well as in other proceedings involving the 900 MHz spectrum that were initiated by third parties.  The adoption of a Notice of Inquiry does not mean that the FCC has accepted or denied our Joint Petition, or that our Joint Petition will or will not ultimately result in a Notice of Proposed Rulemaking.  We continue to believe in the merits of our proposal, and that our Joint Petition is consistent with the FCC’s past practices and policies.  Nevertheless, obtaining a favorable result from the FCC may take a significant amount of time and resources. Moreover, there is no assurance that the FCC will ultimately approve our Joint Petition or will conduct a rulemaking proceeding along the lines originally advocated by us.

In addition to this regulatory action, we are also pursuing a number of broadband and additional spectrum and wireless service opportunities, including but not limited to:

•	acquiring additional spectrum to support our realignment efforts and the deployment of a future broadband network;
•	attempting to build consensus with incumbents in the 900 MHz band;
•	developing a strategic plan for our future deployment of broadband or other wireless services in the 900 MHz band; and
•	evaluating the existing technologies and equipment that can be used to support our spectrum initiatives and the additional customer opportunities we identify.

In addition, we have recently elected to participate in the First Responder Network Authority (“FirstNet”) bid process.  This opportunity involved government plans and a related process to provide use of spectrum and a substantial amount of funding for the build-out and operation of a dedicated Nationwide Public Safety Broadband Network (“NPSBN”) that also may be used, on a non-priority, excess capacity basis, to meet the wireless service needs of commercial customers.  On October 17, 2016, we received written notice from the Contracting Officer of the U.S. Department of the Interior that our proposal for the FirstNet NPSBN was no longer being considered for the award.

Prior to acquiring our 900 MHz spectrum, we were engaged in the development and sale of wireless communications applications, marketed primarily under the name pdvConnect.  We continue to be engaged in these business activities and primarily offer these applications indirectly to the end users of two Tier 1 wireless communications carriers in the United States and, until July 2015, one international wireless communications carrier, under licensing agreements between these carriers and us.  We also offer these applications directly to end users.

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

We evaluate certain transactions for our DispatchPlus service offering to determine whether they should be viewed as a Multiple Element Arrangement as provided in ASC Topic 605-25.  Judgment is required to properly identify the accounting units of the multiple deliverable transactions and to determine the manner in which revenue should be allocated among the units of accounting.  Multiple deliverable arrangements are presumed to be bundled transactions, and the total consideration is measured and allocated to the separate transactions based on their relative selling price with certain limitations.  The relative selling price for each deliverable is determined using vendor-specific objective evidence (“VSOE”) of selling price or third-party evidence of such selling price if VSOE does not exist.  If neither VSOE nor third party evidence of selling price exist, we use our best estimate of the selling price for the deliverable.  We determined that the rental of user devices in connection with service contracts for our DispatchPlus service are multiple deliverable arrangements.

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

Intangible Assets. Intangible assets are wireless licenses that will be used to provide the exclusive right to utilize designated radio frequency spectrum to provide wireless communication services. While licenses are issued for only a fixed time, generally ten years, such licenses are subject to renewal by the FCC. License renewals have occurred routinely and at nominal cost. There are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of the company’s wireless licenses. As a result, the wireless licenses are treated as an indefinite-lived intangible asset. We evaluate the useful life determination for wireless licenses each year to determine whether events and circumstances continue to support an indefinite useful life. The licenses are tested for impairment on an aggregate basis, since we will be utilizing the wireless licenses on an integrated basis as a part of developing our nationwide network.    Before employing detailed impairment testing, we first evaluate the likelihood of impairment by considering relevant qualitative factors that may have a significant bearing on fair value. If we determine that it is more likely than not that the wireless licenses are impaired, we will apply a quantitative analysis including detailed testing methodologies. Otherwise, we will conclude that no impairment exists.  In the event a quantitative analysis is required, we will consider estimates of valuation methods to perform the test of the fair values of the wireless licenses using, among other things, market based and discounted cash flow approaches.

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

As an EGC, we are also eligible to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. Thus, we could delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Nevertheless, we have elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

Results of Operations

Comparison of the three and six months ended September 30, 2016 and 2015

The following table sets forth our results of operations for the three and six months ended September 30, 2016 and 2015. The period-to-period comparison of financial results is not necessarily indicative of the financial results we will achieve in future periods.

	Three months ended		Six months ended
	September 30,		September 30,
	2016	2015	2016	2015
Operating revenues	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Service revenue	$885,271	$622,019	$1,650,576	$1,270,681
Spectrum lease revenue	182,186	182,187	364,372	364,373
Other revenue	74,050	7,252	172,341	17,264
Total operating revenues	1,141,507	811,458	$2,187,289	$1,652,318
Cost of revenue
Sales and service	1,674,941	490,585	3,258,722	865,759
Gross profit (loss)	(533,434)	320,873	(1,071,433)	786,559
Operating expenses
General and administrative	5,476,566	4,588,841	13,222,566	8,311,247
Sales and support	1,219,744	885,007	2,435,985	1,696,682
Product development	621,923	336,200	1,194,844	641,097
Total operating expenses	7,318,233	5,810,048	16,853,395	10,649,026
Loss from operations	(7,851,667)	(5,489,175)	(17,924,828)	(9,862,467)
Interest expense	(1,363)	—	(2,727)	—
Interest income	25,529	29,293	48,058	51,513
Other income (expense)	(4,793)	1,250	(4,793)	1,250
Net loss	$(7,832,294)	$(5,458,632)	$(17,884,290)	$(9,809,704)
Net loss per common share basic and diluted	$(0.54)	$(0.38)	$(1.24)	$(0.70)
Weighted-average common shares used to compute basic and diluted net loss per share	14,383,224	14,379,082	14,379,366	13,938,243

Operating revenues. Overall operating revenues increased by $0.3 million, or 41%, to $1.1 million for the three months ended September 30, 2016 from $0.8 million for the three months ended September 30, 2015.  Operating revenue increased $0.5 million, or 32%, for the six months ended September 30, 2016 to $2.2 million from $1.7 million for the six months ended September 30, 2015. The increases in the three and six months ended September 30, 2016 are primarily attributable to the DispatchPlus business, which was launched in June 2015.  The $0.3 and $0.4 million increase in service revenue for the three and six months ended September 30, 2016, respectively, resulted primarily from the DispatchPlus business.  Other revenue, which primarily consists of equipment sales and rentals for the DispatchPlus business, increased by approximately $0.1 million, or 921%, to $0.1 million during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. For the six months ended September 30, 2016, other revenue increased $0.2 million, or 898%, to $0.2 million compared to the six months ended September 30, 2015.

Cost of revenue. Cost of revenue for the three months ended September 30, 2016 increased by approximately $1.2 million, or 241%, to $1.7 million from $0.5 million for three months ended September 30, 2015. The increase for the three months  resulted primarily from $1.0 million in costs to maintain our launched PTT networks for our DispatchPlus business.    Cost of revenue for the six months ended September 30, 2016 increased $2.4 million, or 276%, to $3.3 million from $0.9 million for the six month period ended September 30, 2015. The increase resulted primarily from $2.0 million for costs related to maintaining our launched PTT networks and $0.2 million for increased headcount costs.

Gross profit (loss). Gross profit (loss) decreased by $0.8 million for the three months ended September 30, 2016 to ($0.5 million)  from $0.3 million for the three months ended September 30, 2015. For the six months ended September 30, 2016, gross profit decreased by $1.9 million, or 236%, to ($1.1 million) from $0.8  million for the six months ended September 30, 2015.The primary driver for the decline were the costs incurred to support our DispatchPlus business.

General and administrative expenses. General and administrative expenses for the three months ended September 30, 2016 increased by $0.9 million, or 19%, to $5.5 million from $4.6 million for three months ended September 30, 2015. For the six months ended September 30, 2016, general and administrative expenses increased by $4.9 million, or 59%, to $13.2 million from $8.3 million for the six months ended September 30, 2015. The increase in general and administrative expenses for the three and six months ended September 30, 2016 resulted primarily from $1.1 million and $4.3 million, respectively, for consulting services related to our spectrum initiatives, including principally the FirstNet bid opportunity.  For the three months ended September 30, 2016, the increase was partially offset by $0.3 million in lower employer payroll taxes.  The additional increase for the six months ended September 30, 2016 resulted from $0.5 million for increased headcount costs.

Sales and support expenses. Sales and support expenses increased by $0.3 million, or 38%, to $1.2 million for three months ended September 30, 2016 from $0.9 million for the three months ended September 30, 2015.  For the six months ended September 30, 2016, sales and support expenses increased by $0.7 million, or 44%, to $2.4 million from $1.7 million for the six months ended September 30, 2015. For the three and six months ended September 30, 2016,  the increases were due primarily to a $0.2 million and $0.4 million, respectively, for headcount and related costs and $0.1 million and $0.3 million, respectively, for indirect commissions provided to our third-party sales representatives to support our DispatchPlus business.

Product development expenses. Product development expenses increased by $0.3 million, or 85%, to $0.6 million for the three months ended September 30, 2016 from $0.3 million for the three months ended September 30, 2015.  For the six months ended September 30, 2016, product development expense increased by $0.6 million, or 86%, to $1.2 million from $0.6 million for the six months ended September 30, 2015. The increases for both periods resulted primarily from an increase in headcount and the related costs.

Interest expense. Interest expense incurred for the three and six months ended September 30, 2016 relates to our promissory note issued in October 2015 in connection with the acquisition of wireless licenses.

Liquidity and Capital Resources

At September 30, 2016, we had cash and cash equivalents of $137.0 million.

Our accounts receivable are heavily concentrated in two of our Tier 1 domestic carrier partners. As of September 30, 2016, our accounts receivable balance was approximately $653,000 of which approximately $303,000 was due from one third-party Tier 1 carrier and approximately $152,000 was due from another third-party Tier 1 carrier, or approximately 46% and 23%, respectively, of our outstanding accounts receivable balance.

Net cash used by operating activities. Net cash used in operating activities was $15.3 million for the six months ended September 30, 2016, as compared to $10.1 million for the six months ended September 30, 2015. The majority of net cash used by operating activities during the six months ended September 30, 2016 resulted from the net loss of $17.9 million, which includes the costs incurred to support our Dispatch Plus business, partially offset by stock-based compensation of $2.4 million.  The net cash used in operating activities during the six months ended September 30, 2015 was attributable to the net loss of $9.8 million, which included the costs incurred to support our DispatchPlus business, and a $2.7 million decrease in accounts payable and accrued expenses, partially offset by stock-based compensation of $2.5 million.

Net cash used by investing activities. Net cash used in investing activities was approximately $1.2 million for the six months ended September 30, 2016, as compared to $5.4 million used for the six months ended September 30, 2015. The net cash used during the six months ended September 30, 2016 resulted from $0.5 million in wireless license acquisitions and $0.7 million for the continuing equipment purchases and construction costs related to the buildout of our network for our DispatchPlus business.  The net cash used in investing activities used during the six months ended September 30, 2015 resulted from $1.1 million in wireless license acquisitions and $4.2 million for the equipment and construction costs related to the buildout of our PTT networks for our DispatchPlus business.

Net cash from financing activities. For the six months ended September 30, 2016, there was no cash provided by financing activities.  The $64.8 million net cash provided from financing activities in the six months ended September 30, 2015 resulted from the net proceeds from our follow-on public offering in May 2015.

During the year ended March 31, 2016, we commenced service in seven major metropolitan market areas within the United States, including Houston, Dallas, Atlanta, Philadelphia, Chicago, the greater New York area and Baltimore/Washington.

We estimate that the initial capital cost to deploy our PTT networks in major metropolitan areas will range from $1.5 million to $2.0 million per market, which amount includes the cost of equipment, design and buildout of our PTT networks.

We intend to continue to focus our efforts on the initial seven markets where we have commenced service until we determine which sales and marketing approaches produce the best results.  We have continued, however, to prepare for the rollout of our DispatchPlus service in more than thirteen additional markets by completing initial network designs and in some markets pursuing site development efforts, including site selection and lease negotiation.  We believe this approach will allow us to more quickly and effectively proceed with new market deployments when we determine it is best to do so.  We also believe this approach will provide us with additional time and financial flexibility to refine our longer-term strategies including those related to our Joint Petition for Rulemaking with the FCC.

Our future capital requirements will depend on many factors, including:  the timing and amount of the revenues we generate from our DispatchPlus services and other product offerings; the timing and extent of expenditures to support the rollout of our PTT dispatch networks; the development of new service offerings; sales and marketing activities; the FCC regulatory process we are pursuing to realign a portion of the 900 MHz spectrum from narrowband to broadband and the other  spectrum initiatives we elect to pursue. We have incurred costs in pursuing the FirstNet bid opportunity and believe we may incur additional costs to wind down our efforts with respect to the FirstNet bid opportunity.  We believe our cash and cash equivalents on hand will be sufficient to satisfy our financial obligations through at least the next 12 months.

On November 3, 2016, we filed a shelf registration statement (the “Shelf Registration Statement”) on Form S-3 with the SEC, which permits us, pending the SEC declaring the Shelf Registration Statement effective, to offer up to $100,000,000 of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination, including in units from time to time. Our Shelf Registration Statement is intended to provide us with additional flexibility to access capital markets for general corporate purposes, which may include working capital, capital expenditures, other corporate expenses and acquisitions of complementary products, technologies or businesses.

We cannot predict with certainty when, if ever, we will require additional capital to further fund our current business plan. Presently, we intend to cover our future operating expenses through cash on hand and from revenue derived primarily from our planned sales of our DispatchPlus services and product offerings.  With the recent commercial launch of seven markets (as noted above), revenues from our DispatchPlus business have only recently begun to be realized, and we have not recognized significant amounts of revenue from this business through September 30, 2016. Nevertheless, we may experience greater than expected cash usage to support our operating activities and business plan and/or our revenues may be lower than, or take more time to develop, than we anticipate. See “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2016, filed with the SEC on June 13, 2016 for risks and uncertainties that could cause our operating costs to be more than we currently anticipate and/or our revenue and operating results to be lower than we currently anticipate. As a result, we cannot provide assurance that we will not require additional funding in the future to support our operations, including through the sale of securities pursuant to our Shelf Registration Statement. In addition, we continuously evaluate and may elect to acquire businesses, technologies or spectrum or license technologies, from third parties for or in connection with our spectrum initiatives.  We may decide to pursue raising additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions or license these technologies or pursue spectrum opportunities. However, we cannot be sure that additional financing will be available if and when needed, or that, if available, we can obtain financing on terms favorable to us and our stockholders. Any failure to obtain financing when required would have a material adverse effect on our business, operating results, financial condition and liquidity.

Off-balance sheet arrangements

As of September 30, 2016 and March 31, 2016, we did not have and do not have any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On May 18, 2015, we completed a public offering of our common stock in which we raised net proceeds of approximately $64.8 million.  We registered the shares of common stock issued in the offering on a Registration Statement on Form S-1 (File No. 333-203681), which the SEC declared effective on May 12, 2015.  Through September 30, 2016, we have used approximately $11.7 million of the net proceeds from this offering.  We did not complete any transaction in which we paid any of these proceeds, directly or indirectly, to our directors or officers, to any person owning 10% or more of any class of our equity securities, to any associate of any of the foregoing, or to any of our affiliates.  There has been no material change in the expected uses of the net proceeds from the offering as described in our Registration Statement.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

pdvWireless, INC.

Date:	November 3, 2016	/s/ John C. Pescatore
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