Form 10-Q
period 2016-12-31
pdvWireless, Inc.
filed 2017-02-07
CIK 1304492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________

FORM 10-Q

____________________________________

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

At February 1, 2017, 14,342,872 shares of the registrant’s common stock were outstanding.

pdvWireless, Inc.

FORM 10-Q

For the quarterly period ended December 31, 2016

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

PART I. FINANCIAL INFORMATION

Item 1:  Consolidated Financial Statements

pdvWireless, Inc.

Consolidated Balance Sheets

	December 31,	March 31,
	2016	2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$130,686,333	$153,462,865
Accounts receivable, net of allowance for doubtful accounts	869,449	528,283
Inventory	44,278	93,203
Prepaid expenses and other current assets	986,728	906,952
Total current assets	132,586,788	154,991,303
Property and equipment	15,149,709	15,119,766
Intangible assets	104,429,090	103,655,459
Capitalized patent costs, net	213,712	222,359
Other assets	307,321	60,073
Total assets	$252,686,620	$274,048,960
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$3,831,684	$3,780,697
Accounts payable - officers	15,942	44,159
Current portion of note payable	494,545	494,545
Deferred revenue	782,474	744,605
Total current liabilities	5,124,645	5,064,006
Noncurrent liabilities
Long-term portion of note payable	497,265	497,265
Deferred revenue	5,226,487	5,647,773
Other liabilities	1,187,795	654,536
Total liabilities	12,036,192	11,863,580
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized and no shares outstanding at December 31, 2016 and March 31, 2016	—	—
Common stock, $0.0001 par value per share, 100,000,000 shares authorized and 14,340,372 shares issued and outstanding at December 31, 2016 and 14,300,790 shares issued and outstanding at March 31, 2016	1,442	1,438
Additional paid-in capital	329,306,025	325,669,088
Accumulated deficit	(88,657,039)	(63,485,146)
Total stockholders' equity	240,650,428	262,185,380
Total liabilities and stockholders' equity	$252,686,620	$274,048,960

See accompanying notes to consolidated financial statements

pdvWireless, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
	2016	2015	2016	2015
Operating revenues
Service revenue	$976,324	$652,918	$2,626,900	$1,923,599
Spectrum lease revenue	182,186	182,186	546,558	546,559
Other revenue	176,769	105,288	349,110	122,552
Total operating revenues	$1,335,279	$940,392	3,522,568	2,592,710
Cost of revenue
Sales and service	1,831,847	906,291	5,090,569	1,772,050
Gross profit (loss)	(496,568)	34,101	(1,568,001)	820,660
Operating expenses
General and administrative	4,846,755	3,843,378	18,069,321	12,154,625
Sales and support	1,420,673	1,118,630	3,856,658	2,815,312
Product development	539,182	341,129	1,734,026	982,226
Total operating expenses	6,806,610	5,303,137	23,660,005	15,952,163
Loss from operations	(7,303,178)	(5,269,036)	(25,228,006)	(15,131,503)
Interest expense	(1,364)	(932)	(4,091)	(932)
Interest income	25,110	26,151	73,168	77,664
Other income (expense)	(8,171)	—	(12,964)	1,250
Net loss	$(7,287,603)	$(5,243,817)	$(25,171,893)	$(15,053,521)
Net loss per common share basic and diluted	$(0.51)	$(0.36)	$(1.75)	$(1.07)
Weighted-average common shares used to compute basic and diluted net loss per share	14,396,212	14,375,441	14,385,002	14,084,506

See accompanying notes to consolidated financial statements

pdvWireless, Inc.

Consolidated Statement of Stockholders’ Equity

(Unaudited)

For the nine months ended December 31, 2016

	Number of Shares
	Preferred		Preferred
	Stock	Common	Stock	Common	Additional	Accumulated
	Series AA	Stock	Series AA	Stock	Paid-in Capital	Deficit	Total
Balance at March 31, 2016	—	14,384,594	$—	$1,438	$325,669,088	$(63,485,146)	$262,185,380
Equity based compensation*	—	39,582	—	4	3,636,937	—	3,636,941
Net loss	—	—	—	—	—	(25,171,893)	(25,171,893)
Balance at December 31, 2016	—	14,424,176	$—	$1,442	$329,306,025	$(88,657,039)	$240,650,428

* includes restricted shares

See accompanying notes to consolidated financial statements

pdvWireless, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,171,893)	$(15,053,521)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	1,626,200	286,898
Non-cash compensation expense attributable to stock awards	3,636,941	3,587,730
Bad debt expense	43,106	—
Changes in operating assets and liabilities
Accounts receivable	(384,272)	(103,830)
Inventory	48,925	—
Prepaid expenses and other assets	(327,024)	138,670
Accounts payable and accrued expenses	50,987	(3,289,906)
Accounts payable - officers	(28,217)	(21,205)
Deferred revenue	(598,334)	(537,705)
Other liabilities	502,980	257,620
Net cash flows used by operating activities	(20,600,601)	(14,735,249)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible assets	(503,956)	(1,347,710)
Purchases of equipment	(1,670,914)	(7,940,112)
Payments for patent costs	(1,061)	(11,847)
Net cash used by investing activities	(2,175,931)	(9,299,669)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from follow-on offering	—	64,792,220
Proceeds from stock option exercise	—	45,066
Net cash provided from financing activities	—	64,837,286
Net change in cash and cash equivalents	(22,776,532)	40,802,368
CASH AND CASH EQUIVALENTS
Beginning of the period	153,462,865	119,873,668
End of the period	$130,686,333	$160,676,036

See accompanying notes to consolidated financial statements

pdvWireless, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.      Nature of Operations

pdvWireless, Inc. (formerly known as Pacific DataVision, Inc., the “Company”) is a private wireless communications carrier and provider of mobile workforce communications and location based solutions that increase the productivity of its customers’ field-based workers and the efficiency of their dispatch and call center operations.  The Company has launched and is operating private push-to-talk (“PTT”) networks in seven major markets within the United States.  Its proprietary and industry-validated suite of mobile communications and workforce management applications improve team communication and field documentation across a wide array of industries, including transportation, distribution, construction, hospitality, waste management and field services.  At the same time, the Company is independently pursuing a number of broadband and other spectrum opportunities and initiatives, including but not limited to, a Federal Communications Commission (“FCC”) regulatory process aimed at the realignment of its spectrum to be able in the future to deploy broadband technologies to enterprises.

The Company is currently operating wide-area, enhanced two-way radio networks that offer PTT communications services to primarily dispatch-centric, small and medium-sized businesses in the seven major markets.  In June 2015, the Company commercially launched its PTT service, which it markets as DispatchPlus™, in the greater Houston, Texas metropolitan area.  The Company commenced service in six additional major metropolitan markets during fiscal 2016, including:  Dallas, Atlanta, Philadelphia, Chicago, the greater New York area and Baltimore/Washington.  In addition, in a number of markets, the Company has deployed, or is in the process of deploying, additional sites to expand its coverage areas in these markets based on specific customer opportunities and/or its assessment of market opportunities.  The Company’s continued operation of its existing PTT business, including any potential expansion of that business to additional market areas in the future, is both separate from, and not contingent on, the initiatives at the FCC or on other activities the Company is pursuing, including but not limited to, increasing the number of licensed channels that it holds in the 900 MHz spectrum band.

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

The Company expects that its DispatchPlus business will become its principal near-term operating business.  The Company primarily markets its DispatchPlus service to customers indirectly through third-party dealers selected from Motorola’s nationwide dealer network and other select wireless dealers.  The Company supports its indirect sales representatives by providing them with training, marketing and advertising support from its internal sales and marketing team.  The Company normally enters into contracts directly with end users of its DispatchPlus communication solutions, including those introduced to it through its indirect dealer network.

Concurrently with launching and operating its DispatchPlus business, the Company is independently pursuing initiatives to increase the efficiency and capacity of its spectrum licenses, including the filing (together with the Enterprise Wireless Alliance) of a Joint Petition for Rulemaking with the FCC proposing a realignment of a portion of the 900 MHz spectrum from narrowband to broadband.  In September 2016, an item was circulated with the Commissioners’ offices at the FCC related to the Joint Petition.  The Company is currently waiting for the FCC Commissioners to formally vote on and, if approved, then publicly file the item.  The FCC’s action may take a number of forms ranging from a Notice of Proposed Rulemaking, to a Notice of Inquiry, to a dismissal of the Joint Petition without further action.  Although the FCC has not announced a decision on the Joint Petition, the Company currently believes that the most likely outcome is that the FCC will adopt a Notice of Inquiry as the next step in the process.    A Notice of Inquiry is a vehicle for the FCC to gather additional information for the record.  If the FCC elects to adopt a Notice of Inquiry, it could request additional information and input on the optimal use of the 900 MHz band generally.  A Notice of Inquiry could also request information on the specific issues and proposed solutions raised by us and other commentators in the Joint Petition proceeding,  as well as in other proceedings involving the 900 MHz spectrum that were initiated by third parties.  The adoption of a Notice of Inquiry does not mean that the FCC has accepted or denied the Joint Petition, or that the Joint Petition will or will not ultimately result in a Notice of Proposed Rulemaking.  The Company continues to believe in the merits of its proposal, and that the Joint Petition is consistent with the FCC’s past practices and policies.  Nevertheless, obtaining a favorable result from the FCC may take a significant amount of time and resources. Moreover, there is no assurance that the FCC will ultimately approve the Company’s Joint Petition or will conduct a rulemaking proceeding along the lines originally advocated by the Company.

In addition to this regulatory action, the Company is also pursuing a number of initiatives related to spectrum and wireless service opportunities, that are primarily oriented toward facilitating the future assembly of contiguous spectrum holdings and/or enabling potential future pursuit of additional business and customer opportunities. These additional initiatives include, but are not limited to,

•	acquiring additional spectrum, or swapping licensed spectrum, to support its spectrum realignment proposal and the potential future deployment of broadband or other wireless service;
•	working with incumbents in the 900 MHz band and other interested parties to demonstrate and/or provide relocation solutions and to generate support for the Joint Petition;
•	developing a strategic plan for its potential future deployment of broadband or other wireless services in the 900 MHz band; and
•	evaluating the existing technologies and equipment that can be used to support its spectrum initiatives and the additional future customer opportunities it identifies.

In addition, the Company also participated in the First Responder Network Authority (“FirstNet”) bid process.  This opportunity involved government plans and a related process to provide use of spectrum and a substantial amount of funding for the build-out and operation of a dedicated Nationwide Public Safety Broadband Network (“NPSBN”) that also may be used, on a non-priority, excess capacity basis, to meet the wireless service needs of commercial customers.  However, on October 17, 2016, the Company received written notice from the Contracting Officer of the U.S. Department of the Interior that its proposal for the FirstNet NPSBN was no longer being considered for the award.

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

The accompanying unaudited consolidated interim financial statements as of December 31, 2016 have been prepared in accordance with the requirements of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”) pertaining to reports on Form 10-Q and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2016.    Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements. Certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures included herein are adequate to make the information presented not misleading and all adjustments considered necessary for a fair presentation have been included.  In the opinion of management, the Company’s results for the three and nine months ended December 31, 2016 are not necessarily indicative of the results to be expected for the full year or any future financial period.

Reclassifications

Certain prior year amounts have been reclassified to conform to the presentation of the corresponding amounts in the financial statements for the three and nine months ended December 31, 2016. These reclassifications had no effect on previously reported results of operations, cash flows, assets, liabilities or equity for the years presented.

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less at the time of purchase are considered cash equivalents. Cash equivalents are stated at cost, which approximates the quoted market value and include amounts held in money market funds.

Allowance for Doubtful Accounts

An allowance for uncollectible receivables is estimated based on a combination of write-off history, aging analysis and any specific known troubled accounts. The Company reviews its allowance for uncollectible receivables on a quarterly basis. Past due balances meeting specific criteria are reviewed individually for collectability. At December 31, 2016 and March 31, 2016, management provided an allowance of $29,766 and $2,633, respectively, for certain slow paying accounts.

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

As of December 31, 2016, the Company had an asset retirement obligation of $233,824.

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

The Company evaluates certain transactions for its DispatchPlus service offering to determine whether they should be viewed as a Multiple Element Arrangement as provided in ASC Topic 605-25. Judgment is required to properly identify the accounting units of the multiple deliverable transactions and to determine the manner in which revenue should be allocated among the units of accounting.  Multiple deliverable arrangements are presumed to be bundled transactions, and the total consideration is measured and allocated to the separate transactions based on their relative selling price, with certain limitations.   The relative selling price for each deliverable is determined using vendor-specific objective evidence (“VSOE”) of selling price, or third party evidence of selling price if VSOE does not exist.  If neither VSOE nor third party evidence of selling price exist, the Company uses its best estimate of the selling price for the deliverable.  The Company has determined that the rental of user devices in connection with service contracts for its DispatchPlus service are multiple deliverable arrangements.

Cost of Revenue

The Company’s cost of revenue relating to sales of its software applications through its wireless carrier partners includes the portion of service revenue retained by its domestic Tier 1 carrier partners pursuant to its agreements with these parties, which may include network services, connectivity, SMS service, sales, marketing, billing and other ancillary services. With respect to its DispatchPlus service offering, the Company’s cost of revenue includes the costs of operating its dispatch network and its cloud-based solutions and to a lesser degree, the costs associated with the sales of the relevant user devices.

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

Net Loss Per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. For purposes of the diluted net loss per share calculation, preferred stock, stock options and warrants are considered to be potentially dilutive securities. Because the Company has reported a net loss for the three and nine months ended December 31, 2016 and 2015, diluted net loss per common share is the same as basic net loss per common share for those periods.

Common stock equivalents resulting from potentially dilutive securities approximated 742,000 and 900,000 at December 31, 2016 and March 31, 2016, respectively, and have not been included in the diluted weighted average shares outstanding, as their effects are anti-dilutive.

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

In August 2014, FASB issued ASU 2014-15, Presentation of Financial Statements.  This ASU requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in the U.S. auditing standards.  Specifically, the ASU (1) provides a definition of the term substantial doubt, (2) requires an evaluation every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plan, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued).  This standard is effective for the fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early application is permitted.  The Company will adopt the provisions for this ASU for the annual period ending March 31, 2017.  The Company believes the adoption of ASU 2014-15 will not impact the Company’s financial position or results of operations but may impact future disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases.  The ASU amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. The ASU also requires disclosure of key information about leasing arrangements to increase the transparency and comparability among organizations. The accounting for lessors does not fundamentally change except for changes to conform and align guidance to the lessee guidance as well as to the new revenue recognition guidance in ASU 2014-09.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted.  Upon adoption of ASU 2016-02, the Company expects a substantial increase to assets and liabilities on its balance sheet.  The Company is evaluating the full effects that adoption of ASU 2016-02 will have on its financial position and results of operations.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation, Improvements to Employee Share-Based Payment Accounting (Topic 718). This update is intended to provide simplification of the accounting for share based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This update is effective for our fiscal year beginning April 1, 2017.  Although early adoption is permitted, the Company has decided not to early adopt.  The adoption of ASU 2016-09 is not expected to have a significant impact on the financial position, results of operations, or cash flows of the Company.

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

3.      Property and equipment

Property and equipment consist of the following at December 31, 2016 and March 31, 2016:

	Estimated	December 31,	March 31,
	useful life	2016	2016
Network sites and equipment	5-10 years	$13,286,687	$11,258,725
Computer equipment	5-7 years	943,871	860,018
Furniture and fixture and other equipment	2-5 years	992,319	660,065
Leasehold improvements	Shorter of the lease term or 5 years	140,689	140,689
		15,363,566	12,919,497
Less accumulated depreciation		2,994,994	1,396,119
		12,368,572	11,523,378
Construction in process		2,781,137	3,596,388
Property and equipment, net		$15,149,709	$15,119,766

Depreciation expense for the three and nine months ended December 31, 2016 amounted to $581,457 and $1,616,492, respectively. For the three and nine months ended December 31, 2015, depreciation expense was $155,635 and $278,993, respectively.  For the three and nine months ended December 31, 2016, approximately $540,000 and $1,486,000 of such depreciation expense was classified as cost of revenue, while the remainder for each period was classified as operating expense in the Company’s Consolidated Statements of Operations. For the three and nine months ended December 31, 2015, approximately $122,000 and $205,000 of such depreciation expense was classified as cost of revenue, while the remainder was classified as operating expenses in the Company’s Consolidated Statements of Operations.  Construction in process includes the expenditures related to the costs to establish and/or to expand the Company’s wide-area, two-way radio dispatch network in certain metropolitan areas.

4.Intangible Assets

Wireless licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but instead are tested for impairment annually, or more frequently if an event indicates that the asset might be impaired. The Company believes that no impairment indicators existed as of December 31, 2016 that would require it to perform impairment testing.

During the nine months ended December 31, 2016, the Company entered into agreements with several third parties in multiple U.S. markets to acquire wireless licenses for cash consideration, upon FCC approval.  In addition, during the nine months ended December 31, 2016, the Company entered into a barter agreement whereby it will provide the use of the Company’s network, radios, and installation of equipment in exchange for wireless licenses.

Wireless Licenses
Balance at March 31, 2016	$103,655,459
Acquisitions	773,631
Balance at December 31, 2016	$104,429,090

5.      Accounts Payable - officers

Accounts payable - officers represents unreimbursed expenses including travel, lodging, and meal expenses incurred by the Company’s officers. At December 31, 2016 and March 31, 2016, the accounts payable to officers amounted to $15,942 and $44,159, respectively.

6.      Promissory Note

On October 23, 2015, the Company entered into a promissory note in the amount of $1,289,013 with a third party in exchange for wireless licenses.  The term of the note is through March 15, 2018 and bears a fixed rate of interest, of 0.55% per annum, which is based on the Short Term Applicable Federal Rate on the closing date.  As of December 31, 2016, the Company’s outstanding borrowings were $991,810, of which $494,545 is in current liabilities on the Company’s Consolidated Balance Sheets.

7.      Income Taxes

The Company had federal and state net operating loss carryforwards of approximately $53.5 million at March 31, 2016, which expire in varying amounts from 2021 through 2036.

The Company has deferred tax assets of approximately $19.4 million relating to these net operating loss carryforwards and stock compensation plans at March 31, 2016. Federal net operating loss carryforwards are subject to limitations as a result of a change in ownership. State net operating loss carryforwards are subject to limitations, which differ from federal law in that they may not allow the carryback of net operating losses, and have shorter carryforward periods. Due to the uncertainty with respect to the realization of these deferred tax assets, the Company recorded a valuation allowance for the entire amount. The difference between the tax benefit at the statutory rate and the effective tax rate is primarily attributable to a full valuation allowance placed upon the deferred tax asset.

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

8.      Stock Acquisition Rights, Stock Options and Warrants

The Company established the pdvWireless, Inc. 2014 Stock Plan (the “2014 Stock Plan”) to attract, retain and reward individuals who contribute to the growth of the Company. This 2014 Stock Plan superseded previous stock plans.  However, under such previous plans, 45,782 stock options remained outstanding, of which 45,540 stock options were vested as of December 31, 2016.

As of December 31, 2016, 2,538,234 shares of common stock were authorized and reserved for issuance under the 2014 Stock Plan.  The number of shares authorized and reserved for issuance under the 2014 Stock plan increased on  January 1, 2017 by 250,000 shares of common stock, as determined by the Board of Directors, for an aggregate of 2,788,234 shares authorized and reserved under the 2014 Stock Plan. The shares authorized and reserved for issuance under the 2014 Stock Plan will continue to increase each subsequent anniversary through January 1, 2024 by an amount equal to the lesser of 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or a lesser amount determined by the Board of Directors.

Restricted Stock and Restricted Stock Units

A summary of non-vested Restricted Stock activity for the nine months ended December 31, 2016 is as follows:

		Weighted
	Restricted	Average Grant
	Stock	Day Fair Value
Non-vested restricted stock at March 31, 2016	140,872	$26.47
Granted	34,198	20.75
Forfeited	(4,200)	(29.85)
Vested	(36,680)	(25.17)
Non-vested restricted stock at December 31, 2016	134,190	$25.26

The Company recognizes compensation expense for restricted stock on a straight line basis over the explicit vesting period. Vested restricted stock units are settled and issuable upon the earlier of the date the employee ceases to be an employee of the Company or a date certain in the future.  Stock compensation expense related to restricted stock was approximately $428,000 and $1,156,000 for the three and nine months ended December 31, 2016.  There was no stock compensation expense related to restricted stock for the three and nine months ended December 31, 2015.  Stock compensation expense for restricted stock is accounted for in general and administrative expense in the Company’s Consolidated Statement of Operations.  At December 31, 2016, there was $2.8 million of unvested compensation expense related to the restricted stock, which is expected to be recognized over a weighted average period of  2.9 years.

Performance Stock Units

A summary of the Performance Stock Unit activity for the nine months ended December 31, 2016 is as follows:

Weighted
Average
	Performance	Grant Day
	Stock	Fair Value
Performance units at March 31, 2016	37,295	$25.81
Granted	—	—
Forfeited	—	—
Vested	—	—
Performance units at December 31, 2016	37,295	$25.81

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

For the three and nine months ended December 31, 2016, there was no stock compensation expense recognized for the performance units.  At December 31, 2016, there was approximately $963,000 of unvested compensation expense of the performance units.

Stock Options

A summary of Stock Option activity for the nine months ended December 31, 2016 is as follows:

		Weighted
		Average
	Options	Exercise Price
Options outstanding at March 31, 2016	1,693,200	$22.91
Granted during the period	60,750	24.70
Forfeited/Exercised during the period	(42,355)	(32.86)
Options outstanding at December 31, 2016	1,711,595	$22.73

The options to purchase shares of common stock awarded during the nine months ended December 31, 2016 have a ten-year contractual life and 25% will vest on the first anniversary of grant, and the remainder will vest in three equal annual installments thereafter. Shares granted to employees are subject to vesting, future settlement conditions and other such terms as determined by the Board of Directors.

Additional information regarding Stock Options outstanding at December 31, 2016 is as follows:

							Weighted
				Weighted			Average
				Average	Weighted		Exercise Price
Exercise			Number	Remaining	Average	Options	of Shares
Prices			Outstanding	Life in Years	Exercise Price	Exercisable	Exercisable
$13.25	-	$20.00	1,153,243	7.17	$19.74	615,126	$19.48
20.01	-	46.23	476,500	8.54	25.64	158,937	25.47
46.24	-	72.85	81,852	8.26	47.89	21,289	47.95
			1,711,595	7.61	$22.72	795,352	$21.46

The Black-Scholes option model requires weighted average assumptions to be used for calculation of the Company’s stock compensation expense. The assumptions used during the nine months ended December 31, 2016 were: the expected life of the awards was 5 years; the risk-free interest rate ranged from 1.07% to 1.29%; the expected volatility was 46.36%; and the expected dividend yield was 0.0%. There was a 2% forfeiture rate used for the calculation.

Performance Stock Options

 A summary of the Performance Stock Options as of December 31, 2016 is as follows:

	Performance Options	Weighted Average Exercise Price
Performance options outstanding at March 31, 2016	50,000	$25.81
Performance options granted	—	—
Performance options forfeited/expired	—	—
Performance options outstanding at December 31, 2016	50,000	$25.81

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

Stock compensation expense related to the amortization of the fair value of stock options issued was approximately $769,000 and $2,480,000 (net of forfeitures of $19,000 and $172,000)  for the three and nine months ended December 31, 2016, respectively. For the three and nine months ended December 31, 2015, stock compensation expense was $1,132,000 and $3,588,000,  respectively. There was no stock compensation expense related to the performance stock options issued for the three and nine months ended December 31, 2016 and 2015.  Stock compensation expense is included as part of general and administrative expense in the accompanying Consolidated Statement of Operations. The weighted average fair value for the stock option awards granted during the nine months ended December 31, 2016 was $10.21. As of December 31, 2016, there was approximately $3.7 million of unrecognized compensation cost related to non-vested share options granted under the Company’s stock option plans, of which $3.2 million pertains to the non-performance based stock options and $0.5 million pertains to the performance based stock options. The cost is expected to be recognized over a weighted-average period of 2.3 years.

Warrants

A summary of Warrant activity is as follows:

		Weighted
		Average
	Warrants	Exercise Price
Warrants outstanding at March 31, 2016	6,039	$82.79
Expired	(6,039)	(82.79)
Warrants outstanding at December 31, 2016	—	$-

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

9.      Supplemental Disclosure of Cash Flow Information

The Company paid in cash $39,759 in taxes and did not make any payments for interest during the nine months ended December 31, 2016.  The Company paid in cash $3,600 in taxes and did not make any payments for interest during the nine months ended December 31, 2015.

During the nine months ended December 31, 2016, the Company entered into a barter transaction with a third party whereby it acquired wireless licenses valued at approximately $307,000 consisting of approximately $269,000 related to use of the Company’s network along with radios and $39,000 in cash (see Note 4).  The Company capitalized Asset Retirement Obligations that amounted to $30,278 for the nine months ended December 31, 2016.

10.      Commitments and Contingencies

Leasing Obligations

The Company is obligated under certain lease agreements for office space, which expire on various dates from January 7, 2019 through May 31, 2020.  The Company entered into multiple lease agreements for tower space related to its DispatchPlus business.  The lease expiration dates range from February 28, 2020 to June 30, 2026.

Rent expense amounted to approximately $496,000 and $1,405,000 for the three and nine months ended December 31, 2016, of which approximately $360,000 and $1,044,000 was classified as cost of revenue in the Consolidated Statements of Operations for the three and nine months ended December 31, 2016, respectively. The remainder of the rent expense of $136,000 and $361,000 was classified in operating expenses in the Consolidated Statements of Operations for the same periods, respectively.  Total rent expense was approximately $183,000 and $405,000 for the three and nine months ended December 31, 2015, of which approximately $82,000 and $142,000, respectively, was classified as cost of revenue. The remainder of the rent expense $101,000 and $263,000,  respectively, was classified as operating expenses in the Consolidated Statements of Operations for the same periods.     At December 31, 2016, accumulated deferred rent payable amounted to approximately $955,000 and is included as part of other liabilities in the accompanying Consolidated Balance Sheet.

Aggregate rentals, under non-cancelable leases for office and tower space (exclusive of real estate taxes, utilities, maintenance and other costs borne by the Company) for the remaining terms of the leases are as follows:

Period Ending March 31,
2017 (3 months)	$378,142
2018	1,476,606
2019	1,839,972
2020	1,780,522
2021	1,312,874
After 2021	4,128,716
Total	$10,916,832

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

11.      Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable.

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

12.      Business Concentrations

For the three months ended December 31, 2016, the Company had two Tier 1 domestic carriers that accounted for approximately 40% and 8% of operating revenues, respectively. For the nine months ended December 31, 2016, these two Tier 1 carriers accounted for approximately 36% and 12% of operating revenues, respectively.  The two Tier 1 carriers accounted for approximately 35% and 18% of operating revenues for the three months ended December 31, 2015 and 40% and 21% for the nine months ended December 31, 2015.

As of December 31, 2016 and March 31, 2016, the Company had two Tier 1 domestic carriers that accounted for approximately 59% and 13% and 49% and 32%, respectively, of accounts receivable.

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

Overview

We are a private wireless communications carrier and provider of mobile workforce communication and location based solutions focused on increasing the productivity of our customers’ field-based workers and the efficiency of their dispatch and call center operations.  We have launched and are operating push-to-talk (“PTT”) networks in seven major markets within the United States.  Our proprietary and industry-validated suite of mobile communications and workforce management applications improve team communication and field documentation across a wide array of industries, including transportation, distribution, construction, hospitality, waste management and field services.  At the same time, we are independently pursuing a number of spectrum opportunities and initiatives, including but not limited to, a Federal Communications Commission (“FCC”) regulatory process aimed at the realignment of our spectrum to be able in the future to deploy broadband technologies to enterprises.  We maintain offices in Woodland Park, New Jersey, Reston, Virginia and San Diego, California.  We also maintain a sales office in West Conshohocken, Pennsylvania.

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

We expect that our DispatchPlus business will become our principal near term operating business.  We primarily market our DispatchPlus service to customers indirectly through third-party dealers selected from Motorola’s nationwide dealer network and other select wireless dealers.  We support our indirect sales representatives by providing them with training, marketing and advertising support from our internal sales and marketing team.  We are also implementing a number of sales initiatives, including lead generation programs and hiring additional sales resources.  We believe this approach of utilizing existing wireless dealers to serve as our indirect sales representatives, coupled with our focused direct sales and marketing efforts and initiatives, will enable us to establish a presence in our markets and help to reduce the upfront costs of establishing a nationwide sales and distribution network.  We normally enter into contracts directly with end users of our DispatchPlus communications solutions, including those introduced to us through our indirect dealer network.

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

We intend to continue to focus our efforts on the initial seven markets where we have commenced service until we determine which sales and marketing approaches produce the best results.  We have continued, however, to prepare for the rollout of our DispatchPlus service in more than thirteen additional markets by completing initial network designs and in some markets pursuing site development efforts, including site selection and lease negotiation.  We believe this approach will allow us to more quickly and effectively proceed with new market deployments when we determine it is best to do so.  We also believe this approach will provide us with additional time and financial flexibility to refine our longer term strategies, including those related to our Joint Petition for Rulemaking with the FCC.

Concurrently with launching and operating our DispatchPlus business, we are independently pursuing initiatives to increase the efficiency and capacity of the spectrum licenses we hold including filing (together with the Enterprise Wireless Alliance) of a Joint Petition for Rulemaking with the FCC proposing a realignment of a portion of the 900 MHz spectrum from narrowband to broadband.  In September 2016, an item was circulated with the Commissioners’ offices at the FCC related to the Joint Petition.  We are currently waiting for the FCC Commissioners to formally vote on and, if approved, then publicly file the item.  The FCC’s action may take a number of forms ranging from a Notice of Proposed Rulemaking, to a Notice of Inquiry, to a dismissal of the Joint Petition without further action.  Although the FCC has not announced a decision on the Joint Petition, we currently believe that the most likely outcome is that the FCC will adopt a Notice of Inquiry as the next step in the process.  A Notice of Inquiry is a vehicle for the FCC to gather additional information for the record.  If the FCC elects to adopt a Notice of Inquiry, it could request additional information and input on the optimal use of the 900 MHz band generally.  A Notice of Inquiry could also request information on the specific issues and proposed solutions raised by us and other commentators in the Joint Petition proceeding, as well as in other proceedings involving the 900 MHz spectrum that were initiated by third parties.  The adoption of a Notice of Inquiry does not mean that the FCC has accepted or denied our Joint Petition, or that our Joint Petition will or will not ultimately result in a Notice of Proposed Rulemaking.  We continue to believe in the merits of our proposal, and that our Joint Petition is consistent with the FCC’s past practices and policies.  Nevertheless, obtaining a favorable result from the FCC may take a significant amount of time and resources. Moreover, there is no assurance that the FCC will ultimately approve our Joint Petition or will conduct a rulemaking proceeding along the lines originally advocated by us.

In addition to this regulatory action, we are also pursuing a number of initiatives related to spectrum and wireless service opportunities, that are primarily oriented toward facilitating the future assembly of contiguous spectrum holdings and/or enabling potential future pursuit of additional business and customer opportunities. These additional initiatives include, but are not limited to:

•	acquiring additional spectrum, or swapping licensed spectrum, to support our spectrum realignment proposal and the potential future deployment of broadband or other wireless services;
•	working with incumbents in the 900 MHz band and other interested parties to demonstrate and/or provide relocation solutions and to generate support for the Joint Petition;
•	developing a strategic plan for our potential future deployment of broadband or other wireless services in the 900 MHz band; and

•	evaluating the existing technologies and equipment that can be used to support our spectrum initiatives and the additional future customer opportunities we identify.

Our continued operation of our existing PTT business, including any potential expansion of that business to additional market areas in the future, is separate from and not contingent on these initiatives. Although our current spectrum is well suited to our existing PTT business, and can be utilized to provide other narrowband and wideband wireless services, many of the future business opportunities that we are exploring and investigating will require appropriate contiguous spectrum.  Based on our evaluation and testing of available technologies and equipment, we believe that success in achieving appropriate contiguous spectrum holdings is and will remain the most critical factor in determining whether we will be able to deploy and offer broadband or other wireless services in the future.

We have recently participated in the First Responder Network Authority (“FirstNet”) bid process as another potential avenue to gain access to broadband spectrum.  This opportunity involved government plans and a related process to provide use of spectrum and a substantial amount of funding for the build-out and operation of a dedicated Nationwide Public Safety Broadband Network (“NPSBN”) that also may be used, on a non-priority, excess capacity basis, to meet the wireless service needs of commercial customers.  However, on October 17, 2016, we received written notice from the Contracting Officer of the U.S. Department of the Interior that our proposal for the FirstNet NPSBN was no longer being considered for the award.

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

We evaluate certain transactions for our DispatchPlus service offering to determine whether they should be viewed as a Multiple Element Arrangement as provided in ASC Topic 605-25.  Judgment is required to properly identify the accounting units of the multiple deliverable transactions and to determine the manner in which revenue should be allocated among the units of accounting.  Multiple deliverable arrangements are presumed to be bundled transactions, and the total consideration is measured and allocated to the separate transactions based on their relative selling price with certain limitations.  The relative selling price for each deliverable is determined using vendor-specific objective evidence (“VSOE”) of selling price, or third-party evidence of such selling price if VSOE does not exist.  If neither VSOE nor third party evidence of selling price exist, we use our best estimate of the selling price for the deliverable.  We determined that the rental of user devices in connection with service contracts for our DispatchPlus service are multiple deliverable arrangements.

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

As an EGC, we are also eligible to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. Thus, we could delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Nevertheless, we have elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards no later than the relevant dates on which adoption of such standards is required for other public companies.

Results of Operations

Comparison of the three and nine months ended December 31, 2016 and 2015

The following table sets forth our results of operations for the three and nine months ended December 31, 2016 and 2015. The period-to-period comparison of financial results is not necessarily indicative of the financial results we will achieve in future periods.

	Three months ended		Nine months ended
	December 31,		December 31,
	2016	2015	2016	2015
Operating revenues
Service revenue	$976,324	$652,918	$2,626,900	$1,923,599
Spectrum lease revenue	182,186	182,186	546,558	546,559
Other revenue	176,769	105,288	349,110	122,552
Total operating revenues	$1,335,279	$940,392	$3,522,568	$2,592,710
Cost of revenue
Sales and service	1,831,847	906,291	5,090,569	1,772,050
Gross profit (loss)	(496,568)	34,101	(1,568,001)	820,660
Operating expenses
General and administrative	4,846,755	3,843,378	18,069,321	12,154,625
Sales and support	1,420,673	1,118,630	3,856,658	2,815,312
Product development	539,182	341,129	1,734,026	982,226
Total operating expenses	6,806,610	5,303,137	23,660,005	15,952,163
Loss from operations	(7,303,178)	(5,269,036)	(25,228,006)	(15,131,503)
Interest expense	(1,364)	(932)	(4,091)	(932)
Interest income	25,110	26,151	73,168	77,664
Other income (expense)	(8,171)	—	(12,964)	1,250
Net loss	$(7,287,603)	$(5,243,817)	$(25,171,893)	$(15,053,521)
Net loss per common share basic and diluted	$(0.51)	$(0.36)	$(1.75)	$(1.07)
Weighted-average common shares used to compute basic and diluted net loss per share	14,396,212	14,375,441	14,385,002	14,084,506

Operating revenues. Overall operating revenues increased by $0.4 million, or 42%, to $1.3 million for the three months ended December 31, 2016 from $0.9 million for the three months ended December 31, 2015.  Operating revenue increased $0.9 million, or 36%, for the nine months ended December 31, 2016 to $3.5 million from $2.6 million for the nine months ended December 31, 2015. The increases in the three and nine months ended December 31, 2016 are primarily attributable to the DispatchPlus business, which was launched in June 2015.  The $0.3 and $0.7 million increase in service revenue for the three and nine months ended December 31, 2016, respectively, resulted primarily from the DispatchPlus business.  Other revenue, which primarily consists of equipment sales and rentals for the DispatchPlus business, increased by approximately $0.1 million, or 68%, to $0.2 million during the three months ended December 31, 2016 compared to the three months ended December 31, 2015. For the nine months ended December 31, 2016, other revenue increased $0.2 million, or 185%, to $0.3 million from $0.1 million compared to the nine months ended December 31, 2015.

Cost of revenue. Cost of revenue for the three months ended December 31, 2016 increased by approximately $0.9 million, or 102%, to $1.8 million from $0.9 million for three months ended December 31, 2015. The increase for the three months resulted primarily from $1.0 million in costs to maintain our launched PTT networks for our DispatchPlus business.  Cost of revenue for the nine months ended December 31, 2016 increased $3.3 million, or 187%, to $5.1 million from $1.8 million for the nine month period ended December 31, 2015. The increase resulted primarily from $2.9 million for costs related to maintaining our launched PTT networks and $0.2 million for increased headcount costs.

Gross profit (loss). Gross profit (loss) decreased by $0.5 million for the three months ended December 31, 2016 to ($0.5 million).  For the nine months ended December 31, 2016, gross profit decreased by $2.4 million to ($1.6 million) from $0.8  million for the nine months ended December 31, 2015. The primary driver for the decline were the costs incurred to support our DispatchPlus business.

General and administrative expenses. General and administrative expenses for the three months ended December 31, 2016 increased by $1.0 million, or 26%, to $4.8 million from $3.8 million for three months ended December 31, 2015. For the nine months ended December 31, 2016, general and administrative expenses increased by $5.9 million, or 49%, to $18.1 million from $12.2 million for the nine months ended December 31, 2015. The increase in general and administrative expenses for the three months ended December 31, 2016 resulted primarily from $0.4 million increased headcount costs and $0.5 million for consulting services related to our spectrum initiatives.  The increase for the nine months ended December 31, 2016 was driven by $5.1 million for consulting services related to our spectrum initiatives, including principally the FirstNet bid opportunity. Additionally, the increase resulted from $0.8 million for increased headcount costs.

Sales and support expenses. Sales and support expenses increased by $0.3 million, or 27%, to $1.4 million for three months ended December 31, 2016 from $1.1 million for the three months ended December 31, 2015.  For the nine months ended December 31, 2016, sales and support expenses increased by $1.0 million, or 37%, to $3.8 million from $2.8 million for the nine months ended December 31, 2015. For the three and nine months ended December 31, 2016, the increases were due primarily to a $0.2 million and $0.5 million, respectively, for headcount and related costs and $0.1 million and $0.4 million, respectively, for indirect commissions provided to our third-party sales representatives to support our DispatchPlus business.

Product development expenses. Product development expenses increased by $0.2 million, or 58%, to $0.5 million for the three months ended December 31, 2016 from $0.3 million for the three months ended December 31, 2015.  For the nine months ended December 31, 2016, product development expense increased by $0.7 million, or 77%, to $1.7 million from $1.0 million for the nine months ended December 31, 2015. The increases for both periods resulted primarily from an increase in headcount and the related costs.

Interest expense. Interest expense incurred for the three and nine months ended December 31, 2016 relates to our promissory note issued in October 2015 in connection with the acquisition of wireless licenses.

Liquidity and Capital Resources

At December 31, 2016, we had cash and cash equivalents of $131.0 million.

Our accounts receivable are heavily concentrated in two of our Tier 1 domestic carrier partners. As of December 31, 2016, our accounts receivable balance was approximately $869,000 of which approximately $517,000 was due from one third-party Tier 1 carrier and approximately $109,000 was due from another third-party Tier 1 carrier, or approximately 59% and 13%, respectively, of our outstanding accounts receivable balance.

Net cash used by operating activities. Net cash used in operating activities was $20.6 million for the nine months ended December 31, 2016, as compared to $14.7 million for the nine months ended December 31, 2015. The majority of net cash used by operating activities during the nine months ended December 31, 2016 resulted from the net loss of $25.2 million, which includes the costs incurred to support our DispatchPlus business, offset by stock-based compensation of $3.6 million and depreciation and amortization expense of $1.6 million.  The net cash used in operating activities during the nine months ended December 31, 2015 was attributable to the net loss of $15.1 million, which included the costs incurred to support our DispatchPlus business, and a $3.0 million decrease in accounts payable and accrued expenses, partially offset by stock-based compensation of $3.6 million.

Net cash used by investing activities. Net cash used in investing activities was approximately $2.2 million for the nine months ended December 31, 2016, as compared to $9.3 million used for the nine months ended December 31, 2015. The net cash used during the nine months ended December 31, 2016 resulted from $0.5 million in wireless license acquisitions and $1.7 million for the continuing equipment purchases and construction costs related to the buildout of our network for our DispatchPlus business.  The net cash used in investing activities used during the nine months ended December 31, 2015 resulted from $1.3 million in wireless license acquisitions and $7.9 million for the equipment and construction costs related to the buildout of our PTT networks for our DispatchPlus business.

Net cash from financing activities. For the nine months ended December 31, 2016, there was no cash provided by financing activities.  The $64.8 million net cash provided from financing activities in the nine months ended December 31, 2015 resulted primarily from the net proceeds from our follow-on public offering in May 2015.

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

Our future capital requirements will depend on many factors, including:  the timing and amount of the revenues we generate from our DispatchPlus services and other product offerings; the timing and extent of expenditures to support the rollout of our PTT dispatch networks; the development of new service offerings; sales and marketing activities; the FCC regulatory process we are pursuing to realign a portion of the 900 MHz spectrum from narrowband to broadband and the other  spectrum initiatives we elect to pursue. We incurred costs in pursuing the FirstNet bid opportunity and we believe all costs are accounted for within the nine months ended December 31, 2016.  We believe our cash and cash equivalents on hand will be sufficient to satisfy our financial obligations through at least the next 12 months.

On November 3, 2016, we filed a shelf registration statement (the “Shelf Registration Statement”) on Form S-3 with the SEC, which was declared effective by the SEC on November 16, 2016. The Shelf Registration Statement permits us to offer up to $100,000,000 of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination, including in units from time to time. Our Shelf Registration Statement is intended to provide us with additional flexibility to access capital markets for general corporate purposes, which may include working capital, capital expenditures, other corporate expenses and acquisitions of complementary products, technologies or businesses.

We cannot predict with certainty when, if ever, we will require additional capital to further fund our current business plan. Presently, we intend to cover our future operating expenses through cash on hand and from revenue derived primarily from our planned sales of our DispatchPlus services and product offerings.  With the recent commercial launch of seven markets (as noted above), revenues from our DispatchPlus business have only recently begun to be realized, and we have not recognized significant amounts of revenue from this business through December 31, 2016. Nevertheless, we may experience greater than expected cash usage to support our operating activities and business plan and/or our revenues may be lower than, or take more time to develop, than we anticipate. See “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2016, filed with the SEC on June 13, 2016 for risks and uncertainties that could cause our operating costs to be more than we currently anticipate and/or our revenue and operating results to be lower than we currently anticipate. As a result, we cannot provide assurance that we will not require additional funding in the future to support our operations, including through the sale of securities pursuant to our Shelf Registration Statement. In addition, we continuously evaluate and may elect to acquire businesses, technologies or spectrum or license technologies, from third parties for or in connection with our spectrum initiatives.  We may decide to pursue raising additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions or license these technologies or pursue spectrum opportunities. However, we cannot be sure that additional financing will be available if and when needed, or that, if available, we can obtain financing on terms favorable to us and our stockholders. Any failure to obtain financing when required would have a material adverse effect on our business, operating results, financial condition and liquidity.

Off-balance sheet arrangements

As of December 31, 2016 and March 31, 2016, we did not have and do not have any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On May 18, 2015, we completed a public offering of our common stock in which we raised net proceeds of approximately $64.8 million.  We registered the shares of common stock issued in the offering on a Registration Statement on Form S-1 (File No. 333-203681), which the SEC declared effective on May 12, 2015.  Through December 31, 2016, we have used approximately $12.5 million of the net proceeds from this offering.  We did not complete any transaction in which we paid any of these proceeds, directly or indirectly, to our directors or officers, to any person owning 10% or more of any class of our equity securities, to any associate of any of the foregoing, or to any of our affiliates.  There has been no material change in the expected uses of the net proceeds from the offering as described in our Registration Statement.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

pdvWireless, INC.

Date:	February 7, 2017	/s/ John C. Pescatore
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