Form 10-K
period 2017-03-31
pdvWireless, Inc.
filed 2017-06-06
CIK 1304492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________________

FORM 10-K

______________________________________________

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒  No

The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant based on the closing stock price of its common stock on the NASDAQ Capital Market on the last business day of its most recently completed second fiscal quarter, September 30, 2016, was $144,115,035.70.  For purposes of this computation only, all executive officers, directors and 10% or greater stockholders have been deemed affiliates of the registrant.

As of May 16, 2017, 14,398,949 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be filed within 120 days of the Company's fiscal year ended March 31, 2017 are incorporated by reference into Part III of this Form 10-K where indicated.

pdvWireless, Inc.

FORM 10-K

For the fiscal year ended March 31, 2017

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Various statements contained in this Annual Report on Form 10-K (the “Annual Report”), including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. Our forward-looking statements are generally, but not always, accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “should,” “will,” “may,” “plan,” “goal,” “can,” “could,” “continuing,” “ongoing,” “intend” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and projections, and related assumptions, about future events and financial trends. While our management considers these expectations, projections and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. There can be no assurance that actual developments will be those anticipated by us. Actual results may differ materially from those expressed or implied in these statements as a result of significant risks and uncertainties, including, but not limited to:

•

our spectrum initiatives, including our Federal Communications Commission (“FCC”) petition aimed at modernizing and realigning the spectrum band to increase its usability and capacity, including for the future deployment of broadband and other advanced technologies and services, may not be successful on a timely basis or at all, and may require significant time and attention from our senior management team and our expenditure of significant resources;

•	we may not be successful in identifying, developing and commercializing network and mobile communication solutions utilizing our current and future spectrum and commercially available technologies;
•

we have a limited operating history with respect to our commercial push-to-talk (“PTT”) service, which we market as DispatchPlusTM, which makes it difficult to evaluate the prospects of this business and our future financial results;

•

the size of the market we are targeting with our DispatchPlus service may not prove to be as large as and/or it may be more difficult to obtain customers for our DispatchPlus service than we initially expected;

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

•	our spectrum is our key asset and spectrum values may fluctuate significantly based on supply and demand, as well as the results of spectrum auctions and technical and regulatory changes;
•	spectrum is a limited resource, and we may not be able to obtain sufficient spectrum to support our planned business operations and any opportunities we elect to pursue; and
•	government regulation could adversely affect our business and prospects.

These and other important factors, including those discussed under “Business” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Therefore, you are cautioned not to place undue reliance on such statements.  Further, any forward-looking statement speaks only as of the date on which it is made, and except to the extent required by applicable law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, whether as a result of new information, future events or otherwise.

ITEM 1.  BUSINESS

Overview

We are a wireless communications carrier focused on utilizing our spectrum assets to develop and offer next generation network and mobile communication solutions to critical infrastructure and enterprise customers.  Our Chairman, Brian McAuley, and Vice Chairman, Morgan O’Brien, were the co-founders of Nextel Communications (“Nextel”) and have over 60 years of combined experience in successfully developing regulatory driven spectrum initiatives to address the unmet wireless communications needs of businesses.

We are the largest holder of licensed spectrum in the Part 90 900 MHz band (i.e., 896-901 MHz paired with 935-940 MHz) throughout the contiguous United States, plus Hawaii, Alaska and Puerto Rico.  On average, we hold approximately 60% of the channels in our portion of the 900 MHz band in the top 20 metropolitan market areas in the United States.

As our first priority, we have initiated and are currently pursuing a regulatory proceeding at the Federal Communications Commission (“FCC”) aimed at modernizing and realigning the Part 90 900 MHz spectrum band to increase its usability and capacity, including for the future deployment of broadband and other advanced technologies and services.  At the same time, we are exploring and developing network and mobile communication solutions, leveraging our spectrum, that address the unmet needs of our targeted critical infrastructure and enterprise customers.  For our first offering, we have deployed push-to-talk (“PTT”) networks and offer our DispatchPlusTM two-way radio service in seven major metropolitan market areas, including Atlanta, Baltimore/Washington, Chicago, Dallas, Houston, New York and Philadelphia.  DispatchPlus allows our enterprise customers to increase the productivity of their field-based workers and the efficiency of their dispatch and call center operations.  We are pursuing opportunities to offer additional network and mobile communication solutions to critical infrastructure and enterprise customers with our existing spectrum and currently available non-broadband technologies and, if we are successful with our FCC efforts, through the deployment of broadband and other advanced wireless service offerings.

Our Business Strategy

Our goal is to become the leading wireless communications carrier focused on developing and offering private network and mobile communication solutions dedicated to serving the needs of critical infrastructure and enterprise customers.  We intend to pursue this goal by executing on the following business strategies:

1. Increase the Efficiency and Capacity of Our Spectrum.  Our spectrum is our most valuable asset.  While our current licensed spectrum can support our deployment of narrowband and wideband wireless services, including our DispatchPlus service, many of the future business opportunities we have identified will require contiguous spectrum that allows for greater bandwidth than the less efficient current configuration of our spectrum band.  As a result, our first priority is to continue to pursue initiatives to increase the usability, efficiency and capacity of our spectrum assets.

We acquired our nationwide spectrum position from Sprint Corporation (“Sprint”) in September 2014, and shortly thereafter, petitioned the FCC to modernize the 900 MHz band to permit us and other licensees in the band to introduce new technologies, including the global mobile broadband standard of LTE, to more efficiently support the market demand for high speed data, video and voice services.  Please see the section titled “Our Joint Petition for Rulemaking” below for a discussion of the status of our FCC proceeding.

2. Identify and Evaluate Next Generation Private Network and Mobile Communication Solutions.  Complementing our pursuit of our regulatory initiatives, we are engaged in a number of business activities to prepare us for deploying next generation network and mobile communication solutions utilizing our current and, if we receive FCC authorization, future spectrum, including:

Identify and Evaluate Available Technologies.  Currently, we can utilize our spectrum, without obtaining further regulatory authorizations or rule modifications, with existing narrowband and wideband technologies, including the technologies we are utilizing to provide our existing DispatchPlus service, and services for machine-to-machine (“M2M”) and related Internet of Things (“IoT”) applications. In addition, our current licensed frequencies are located within a portion of the 900 MHz spectrum band that the FCC has designated for various land mobile radio (“LMR”) uses. Our licensed frequencies are also within the 3GPP global standard of Band 8 (also known as the E-GSM band, or 880 - 915 MHz paired with 925 - 960 MHz).  Band 8 has been internationally approved for the deployment of LTE technologies in numerous global regions, and so there is an ecosystem of existing LTE broadband devices and network components that we believe can be adapted for use on the contiguous spectrum we are seeking in our FCC proceeding.  We also believe that many of these devices and network components would be well suited for the work environment of our targeted critical infrastructure and enterprise customers, including network base stations, ruggedized smart phones, hardened data gateways and communications modules for IoT applications.  In our lab, we are continuing to test and evaluate the potential use of these devices and network components to assess their capabilities, functionality, pricing and any specification, modification or adaptation requirements to meet our target customers’ needs.

Identify and Evaluate Potential Use Cases.  At the same time, our team and the key industry consultants we have retained have engaged in an intensive outreach program to potential critical infrastructure customers to identify possible use cases for our spectrum.  These activities resulted in a number of discussions with prospective customers who are investigating ways to fulfill their existing and future network and mobile communication needs leveraging the benefits of our spectrum position.

As we expected, we identified a wide variety of both mobile and fixed use cases through these discussions that appear to be well suited to the coverage, penetration and capacity characteristics of our potential broadband offerings if we receive FCC authorization.  We anticipate that the FCC’s review process will afford these companies and other similarly situated companies with the opportunity to put on the record their needs and unique requirements for networks and services utilizing broadband and other next generation technologies.

A number of the potential critical infrastructure and enterprise customers we contacted have historically built, maintained and operated their own disparate and siloed communications networks, including private LMR and supervisory control and data acquisition (“SCADA”) networks on frequencies licensed exclusively to them by the FCC.  These entities commonly expressed their desire to retain the positive elements of their aging LMR and SCADA operations, namely tight control and custom features (such as specialized coverage and priority access), while adding the benefits of broadband and other advanced technologies (such as solving a broader set of use cases, providing high speed data and video services and economies of scale).  However, due to the general unavailability of low band spectrum (i.e., below 1GHz) that is not already licensed, these entities have limited opportunities to license or acquire the spectrum required to deploy broadband and other advanced technologies on their own.

Without the opportunity to develop their own next generation network and mobile communication solutions, many of our potential critical infrastructure and enterprise customers are pursuing other options, including considering the services offered by Tier 1 carriers.  The large consumer-focused carriers, in two instances well exceeding a hundred million subscribers each, enjoy clear economy of scale benefits.  However, the networks designed and operated by these carriers to primarily address the needs of their consumer customers may fail to satisfy the highly specialized requirements of large complex business organizations.  We believe that security, priority access, latency, redundancy control and unique coverage requirements are just some of the reasons critical infrastructure and large enterprise customers would be interested in obtaining the private network and mobile communications solutions we plan to deploy and offer if we receive FCC authorization.

We are continuing active discussions with our potential critical infrastructure and enterprise customers to better understand their requirements and determine how we can potentially deploy wireless network and communications solutions, utilizing current and future technologies, to meet their needs.  For example, we are currently exploring the development of a 900 MHz virtualized LTE and 5G network solution that could address the needs and use cases of our potential customers.  This approach could empower our critical infrastructure and enterprise customers to create and implement their own virtual private network and mobile communications services from a secure hosted cloud environment.  This approach could allow these entities to effectively keep pace with the evolution of mobile technologies and develop new services to offer to their customers, while leveraging the efficiencies of shared resources.

In addition to identifying potential future customer use cases, we are exploring opportunities to cost-effectively offer network coverage and mobile communication solutions utilizing our existing nationwide spectrum position.  We have deployed and currently operate our DispatchPlus networks in seven major metropolitan market areas, including Atlanta, Baltimore/Washington, Chicago, Dallas, Houston, New York and Philadelphia.  In addition to supporting our DispatchPlus business, we are evaluating our ability to leverage this network infrastructure to support the next generation network and mobile communication solutions we elect to pursue in the future.

Continue to Identify and Evaluate New Opportunities.  The wireless communications industry is highly competitive, and subject to rapid regulatory, technological and market changes.  A key part of our business strategy is to continually monitor changes in the wireless industry, and evaluate how these changes could enable us to maximize the use of our spectrum assets.  For example, recent FCC decisions have created significant opportunities for blocks of shared, unlicensed spectrum, both below 1 GHz to a limited extent and, in very large amounts, above 1 GHz.  While we intend to build our existing and future business strategies around our 900 MHz licensed spectrum, our ability to combine our licensed 900 MHz spectrum with additional spectrum in one or more unlicensed bands could provide us with a chance to offer potential customers the best of both worlds.  On the one hand, our licensed 900 MHz spectrum offers us absolute control over access to and use of that spectrum, allowing us to provide customers with guaranteed levels of service and the ability to prescribe and enforce purpose-built “rules of the road” for the provision of services.  On the other hand, the addition of unlicensed spectrum, particularly in large swaths that support very high speed services, could bring capacity and capabilities that exceed the limits of our licensed spectrum.  As a result, we are evaluating potential combinations of unlicensed spectrum with our 900 MHz licensed spectrum to enable us to develop and to market optimum services for our potential critical infrastructure and enterprise customers.

As another example, we are exploring potential opportunities to provide IoT services.  Our team, assisted by our industry consultants, are evaluating the many ways we could potentially address future IoT opportunities.  In particular, we are focusing on opportunities related to key elements of modernizing the smart grid, including field area networks, sensors and meters and similar end-point devices that may perform best on a private wireless network.  Although these activities, and the precise contours of specific IoT business opportunities, remain in the very preliminary stages, we are orienting our efforts in this area around identifying those customers who would likely place the highest value on obtaining services from a private wireless carrier dedicated to their needs.

3. Differentiate Our Near-Term Communication Solutions with pdvConnectTM and Continue to Develop Our DispatchPlus Business.  pdvConnect is our proprietary, cloud-based mobile resource management solution that enables businesses to locate, communicate and manage their field workers and assets.  As part of our DispatchPlus service offerings, we include our

pdvConnect solutions, that were designed for dispatch communications. These solutions help to provide a differentiated offering when compared to our competition. We continue to believe in the competitive advantages of our DispatchPlus service and our ability to increase the revenues and operating results from this business.  At the same time, we intend to remain disciplined in our approach to investing strategically in our DispatchPlus business.  Once we have successfully demonstrated acceptable levels of sales productivity and financial performance in our initial markets, we intend, subject to developments regarding FCC action on our petition, to further expand and enhance our geographic market presence in other attractive market areas.

4. Continue to Leverage the Experience and Relationships of Our Executive Team.  Our senior executive team has a long, proven track record in the network and mobile communications industry.  Brian McAuley and Morgan O’Brien, our Chairman and Vice Chairman, respectively, were the co-founders of Nextel.  At Nextel, they were responsible for developing and operating the first all-digital nationwide wireless network that brought PTT to the mass business market.  Nextel built its business by identifying an underserved market segment, and despite the competition, creating a better solution for potential customers in this market segment.  After growing the total number of subscribers to approximately 23 million, Nextel merged with Sprint in August 2005 at a stand-alone value of approximately $36 billion.  Mr. McAuley went on to found NeoWorld Communications in 1999, which was subsequently purchased by Nextel in 2003.  In addition, several members of our current management team held leadership roles at Nextel, including John Pescatore, our President and Chief Executive Officer.  We intend to leverage the experience of our executive team to refine and execute on our business strategy, to achieve our regulatory spectrum goals and to identify and pursue business opportunities to provide next generation network and mobile communications solutions for critical infrastructure and enterprise customers.

Our Joint Petition for Rulemaking.

FCC Proceeding.  In November 2014, we and the Enterprise Wireless Alliance (“EWA”) submitted a Joint Petition for Rulemaking to the FCC to propose the realignment of a portion of the 900 MHz band from narrowband to broadband.  We welcomed EWA’s partnership because of its multi-decade role as a trade association representing the spectrum interests of a broad range of business enterprise, critical infrastructure and commercial service providers.  We and EWA believe this realignment is consistent with the FCC’s mandate to promote more efficient use of limited spectrum resources generally and its ongoing efforts to make more spectrum available for broadband services specifically, particularly in the spectrum bands below 1 GHz.  In response to the Joint Petition for Rulemaking, the FCC issued a public notice requesting comments from interested parties and asked a number of questions about the proposal. A number of parties, including several incumbent licensees, filed comments with the FCC expressing their views, including both support and opposition.  Some raised technical and other questions about the proposal.  In May 2015, we and the EWA filed proposed rules with the FCC related to our Joint Petition for Rulemaking.  Comments on the proposed rules were filed in June 2015 and reply comments in July 2015. The proposed rules outline our recommended procedural and technical operating parameters, including field strength limits, processes related to the administration and sequencing of the proposed realignment of the 900 MHz band, and requirements for the broadband operators to provide comparable facilities to incumbent licensees, to pay the cost of their realignment, and to utilize an emission mask with advanced filtering capability specifically designed to protect licensees adjacent to the proposed broadband portion of the 900 MHz band.

In September 2016, an item was placed on circulation with the Commissioners’ offices at the FCC related to the Joint Petition.  We are currently waiting for the FCC to vote on and, if adopted, release the text of its decision.  The FCC’s action may take a number of forms ranging from a Notice of Proposed Rulemaking, to a Notice of Inquiry, to a dismissal of the Joint Petition without further action.  Although the FCC has not announced a decision on the Joint Petition, we currently believe that the most likely outcome is that the FCC will adopt a Notice of Inquiry as the next step in the process.  A Notice of Inquiry is a vehicle for the FCC to gather additional information for the record.  If the FCC elects to adopt a Notice of Inquiry, it could request additional information and input on the optimal use of the 900 MHz band generally.  A Notice of Inquiry could also request information on the specific issues and proposed solutions raised by us and other commentators in the Joint Petition proceeding, as well as in other proceedings involving the 900 MHz spectrum that were initiated by third parties.   The adoption of a Notice of Inquiry would not mean that the FCC has accepted or denied our Joint Petition, or that our Joint Petition will or will not ultimately result in a Notice of Proposed Rulemaking.  We continue to believe in the merits of our proposal, and that our Joint Petition is consistent with the FCC’s practices and policies.  Nevertheless, obtaining a favorable result from the FCC may take a significant amount of time and resources. Moreover, there is no assurance that the FCC will ultimately approve our Joint Petition or will conduct a rulemaking proceeding along the lines originally advocated by us.

Meetings with Incumbents. To support our Joint Petition, we have met, and intend to continue to meet, with a number of incumbent licensees, critical infrastructure enterprises, and other interested parties in the 900 MHz band, including a number of those who submitted comments to the FCC regarding our Joint Petition for Rulemaking.  Our goals with these discussions are: to develop a better understanding of their business needs and overall requirements for wireless solutions; to gain a better understanding of the size of the incumbent base and the nature of the systems they are currently operating; to determine the interest that particular critical infrastructure entities might have in gaining access to wireless broadband capabilities to complement their own business operations and initiatives (for example, supporting power grid modernization requirements or monitoring and/or controlling their own system or network elements via machine-to-machine type services); and to propose voluntary license relocation opportunities to certain incumbents.  With certain incumbent licensees, we are continuing to attempt to build consensus and to resolve any concerns they have expressed regarding our Joint Petition; with others, we are soliciting their support and cooperation to structure and implement mutually beneficial relocations; and with select critical infrastructure enterprises, we are jointly investigating how our contemplated future broadband capabilities could be employed to meet their anticipated needs and future operating plans. We anticipate that the next stage of the FCC’s review process will afford these companies and other similarly situated companies with the opportunity to put on the record their needs and unique requirements for broadband and other next generation technologies.

Technology Evaluation.  Our engineering team has also evaluated the technical requirements for our deployment of both current narrowband and wideband solutions, as well as future broadband technologies in the 900 MHz band and specifically, whether existing technologies can be utilized to support our planned network buildout and business plans.  Based on these evaluations, we believe we can deploy a broadband network using spectrum in the 900 MHz band with technologies that are commercially available.  Further, based on our evaluation and testing of available technologies and equipment, we believe that success in achieving appropriate contiguous spectrum holdings is and will remain the most critical factor in determining whether we will be able to deploy and offer broadband or other advanced wireless services in the future.

Acquiring Spectrum Assets.  In addition, we have completed a limited number of spectrum acquisitions to support our current and contemplated realignment efforts and the deployment of a future broadband network.  We have prioritized, and intend to continue to prioritize, our acquisitions of spectrum licenses, including SMR blocks and site-specific licenses, in major metropolitan areas that we believe will ease the process of realigning a portion of the 900 MHz spectrum from narrowband to broadband, assuming the FCC approves our Joint Petition for Rulemaking. To date, we have pursued these acquisitions opportunistically and selectively to help avoid unduly increasing the cost of the spectrum licenses we acquire.

Our Spectrum Assets

We are the largest holder of FCC licenses in the Part 90 900 MHz band, with a nationwide footprint in the contiguous United States, plus Hawaii, Alaska and Puerto Rico.  We acquired our 900 MHz spectrum and certain related equipment from Sprint in September 2014 for $100 million, which we paid in the form of $90 million in cash and $10 million in shares of our common stock.  We estimate that we acquired our 900 MHz spectrum for approximately $0.06 per MHz for each person in the U.S. population (“MHz/Pop”) in our licensed market areas.

The FCC has allocated approximately 10 MHz of spectrum in our portion of the 900 MHz band, sub-divided into 40, 10-channel blocks of contiguous channels alternating between blocks designated for operation of Specialized Mobile Radio (“SMR”) commercial systems and blocks designated for Business/Industrial/Land Transportation (“B/ILT”) users, with FCC rules also enabling B/ILT licenses to be converted to SMR use.  Subsequently, the FCC conducted overlay auctions on the SMR designated blocks that awarded geographic based licenses on a Major Trading Area (“MTA”) basis while affording operational protection to incumbent, site-based licensees in those areas. The 20 blocks of B/ILT channels have not been auctioned and all licenses remain site-based.

We hold, on average, approximately 60% of the total number of 900 MHz SMR and B/ILT channels in the top 20 metropolitan markets in the United States, which includes approximately 70% of the U.S. population. We also hold almost every 900 MHz SMR MTA geographic license in all but a few markets in the United States, as well as certain B/ILT and converted B/ILT licenses in most major markets.  As a result, we hold on average, 240 of the 399 total channels in this 10 MHz portion of the 900 MHz band in the top 20 metropolitan markets in the United States.

Our DispatchPlus Business

In Fiscal 2016, we began offering our commercial PTT service, which we market as DispatchPlus, in seven major metropolitan areas throughout the United States, including Atlanta, Baltimore/Washington, Chicago, Dallas, Houston, New York and Philadelphia.  We developed DispatchPlus to address the needs of enterprises that value a tailored PTT solution addressing the management of their mobile workforce. These businesses typically operate within industry verticals such as construction, distribution, transportation, field services, waste management and hospitality. Given the nature of their operations, DispatchPlus offers these businesses several advantages over telephony and data-based services, including an easy-to-operate one-touch button, efficiency of communications and rugged equipment optimal for field use.  The operation of our DispatchPlus business is separate from, and not contingent on, the initiatives we are pursuing at the FCC or our other spectrum-related activities.

Our DispatchPlus Service.  Our DispatchPlus service combines pdvConnect, our proprietary suite of mobile communication and workforce management applications, with state-of-the-art digital network architecture and mobile devices supplied by Motorola Solutions, Inc. and its subsidiaries (“Motorola”). Developed for dispatch-centric businesses, and historically offered to customers who utilize Tier 1 cellular networks, pdvConnect is an easy to use and efficient mobile communication and workforce management solution that enables businesses to locate and communicate with their field workers and improve the documentation of work events and job status.  DispatchPlus gives customers the ability to instantly set up PTT communications – either privately (one-to-one) or with a group (one-to-many) – within their calling area with just the touch of a “button.”  In addition, DispatchPlus can help customers increase productivity through the delivery of real-time information from mobile workers to dispatch operators, including Global Positioning System (“GPS”) tracking and real time location, worker status, activity reporting and field event logging.  DispatchPlus can also integrate with corporate intranets and back-office systems, such as sales force automation, order entry, inventory tracking and customer relationship management.  DispatchPlus allows customers to deliver voice messages to any computer (via the internet), email address or to any phone in the U.S., thereby greatly enhancing the PTT communication capabilities of field workers and allowing them to communicate not only with personnel within their organizations, but also with suppliers, vendors and customers.

Also built with the commercial dispatch customer in mind, Motorola’s digital network architecture allows us to provide highly reliable, instant and wide-area PTT communication services to our customers.

Because our mobile workforce applications are cloud-based, there is no requirement for our customers to download software to their two-way radios before beginning to use DispatchPlus.  We offer customers our DispatchPlus service at a competitive monthly price that we believe is more attractive than the price they would pay for comparable services and functionality from the large Tier 1 carriers.

We intend to continue to enhance DispatchPlus and our future wireless business solutions to meet the demands of our customers based on their industry and individualized business needs. We also back our services with an enterprise-grade, dedicated customer support team.

Competitive Advantages.  Currently, many of our target customers use PTT services provided by Tier 1 cellular carriers via cellular systems or SMR operators via local radio networks.  We believe our proprietary DispatchPlus service offers significant advantages to our target customers when compared to the services currently offered by Tier 1 cellular carriers or local SMR operators. Specifically, we believe our DispatchPlus solution is superior to the current services provided by the Tier 1 carriers due to several key factors, including a lower monthly price for comparable functionality (including GPS and mobile workforce solutions), the simplicity and durability of our purpose-built devices that allow for one-button dispatch calls (one-to-one and one-to-many), the quality and functionality of our PTT service and our enterprise-grade, dedicated customer support team with specific expertise in dispatch communications and mobile resource management solutions.  Similarly, we believe our DispatchPlus solution is superior to the products offered by local SMR operators due to several key factors, including our opportunity to offer our customers consistent service across a greater coverage area given our national spectrum position, our proprietary DispatchPlus mobile resource management solutions being included as part of our service offerings, a number of which are differentiated and not available on local SMR networks and our substantial spectrum holdings generally being able to support significantly more customers per target market than the limited spectrum held by most SMR operators.

Our Sales and Marketing Strategy.  Generally, the markets we have selected to target for our DispatchPlus service are small and medium-sized businesses with fewer than 1,000 employees that operate in industry verticals that, given the nature of their business and their asset and human resource profile, have historically utilized and relied on PTT dispatch services to maintain contact with and manage their dispersed mobile workforces. We believe our DispatchPlus service can provide these businesses with the instant communication services they need, and, coupled with our bundled mobile resource management solution, the speed and simplicity they need to operate efficiently. Our services are primarily billed on a monthly basis.

We market pdvConnect through two Tier 1 carriers in the United States. We previously marketed pdvConnect through an international Tier 1 carrier in Mexico until our agreement with this carrier ended during the second quarter of Fiscal 2016. We have entered into standard reseller, co-marketing and license agreements with these third-party Tier 1 carriers. Our Tier 1 carrier partners market pdvConnect as an available application to complement their wireless service offerings. Generally, pdvConnect has been offered at a monthly price of up to $19.99 per user. For the year ended March 31, 2017, our operating revenues were derived entirely from domestic sales. Revenues from the two domestic carriers accounted for 38% and 10% of our operating revenues for Fiscal 2017, respectively. Given our focus on offering our DispatchPlus service on our PTT network, we believe that sales of pdvConnect through our third-party carriers will continue to decrease as an overall percentage of our operating revenues.

We primarily offer our DispatchPlus service to customers indirectly through third-party sales representatives.  We are currently selecting our indirect sales representatives from Motorola’s nationwide dealer network and from select other third-party wireless dealers.  We support our indirect sales representatives by providing them with training, sales, marketing and advertising support from our internal sales and marketing team.  We also support our indirect sales representatives by placing a dealer manager in each market in which we operate.  In addition, we are implementing a number of sales initiatives, including multiple types of lead generation programs and hiring additional direct sales resources. We believe this approach of utilizing existing wireless dealers, to serve as our indirect sales representatives, coupled with our direct sales and marketing efforts and initiatives, and creating alternate sales channels, will enable us to be a presence in our markets and help to reduce the costs of maintaining a nationwide sales and distribution network.  We normally enter into contracts directly with end users of our DispatchPlus communications solutions, including those introduced to us through our indirect dealer network.

To date, sales of our DispatchPlus service have been slower to ramp-up than our initial expectations for a number of reasons, including but not limited to, the performance of our indirect third-party sales representatives, longer initial sales cycles, and coverage gaps in certain markets due to delays in our deployment of planned sites.  We continue to develop and implement sales and marketing programs for our DispatchPlus service to drive increased customer acquisition and revenue growth.  Our progress in the growth of our sales funnel and positive customer feedback provide us with optimism about our future sales opportunities.  We are currently focusing our resources in the markets where we have commenced service.  That focus includes trialing and implementing a number of sales and marketing initiatives and strategies aimed at increasing sales of our DispatchPlus service and continuing to develop and grow a predictable sales funnel and process.  These initiatives include:

•	Identifying and targeting high-value, business customers that we believe will benefit from our DispatchPlus service;
•	Focusing our advertising and marketing efforts to more clearly communicate the benefits of our services to business customers in our targeted market verticals;

•	Developing and bringing to market innovative features that continue to differentiate us from other wireless communications service providers that provide PTT solutions;
•	Providing additional incentive programs, both to our third-party sales representatives and to our customer prospects;
•	Building and trialing a business development direct sales team in one of our seven markets and adding limited direct sales resources in the other markets;
•

Orienting our sales and marketing organizational structure to track the distinct channels of distribution we are employing in our market areas and to bring added focus to the different types of potential customer accounts and related sales and marketing processes;

•	Developing a centralized business development and telesales team to increase the flow of qualified leads and sales across all of our market areas; and
•	Developing alternate third-party sales channel strategies and identifying new sources of sales and leads in our targeted market verticals.

We intend to continue to focus our efforts on the initial seven markets where we have commenced service until we prove out our DispatchPlus business model in those markets.  We have prepared for the potential future rollout of our DispatchPlus service in more than thirteen additional markets by completing initial network designs and, in some markets performing additional site development activity.  We believe this approach will allow us to more quickly and effectively proceed with new market deployments when we determine it is best to do so.  We also believe this approach will provide us with additional time and financial flexibility to refine our longer-term strategies, including those related to our Joint Petition.

Our Competition

The market for network and mobile communication solutions for enterprises has been and will continue to be characterized by intense competition on the basis of price, performance, technology advances and the features, functionality, quality and reliability of the offered services and products.  With respect to our DispatchPlus business, we compete with the wireless Tier 1 carriers.  Most of these competitors offer some form of PTT service, along with a selection of mobile resource management solutions.  In addition to the Tier 1 carriers, our DispatchPlus business also competes with local SMR and other dispatch service providers who offer PTT services to our targeted dispatch-centric business market verticals.  With respect to our broadband and other spectrum initiatives, we compete with the Tier 1 carriers, local SMR operators and other public and private companies that are in the business of acquiring and developing spectrum assets.  In addition, our Joint Petition is opposed by certain incumbents and other third parties with conflicting business interests.  Many of the third parties who offer communication solutions for enterprises or with whom we compete for spectrum opportunities have more resources, longer operating histories, larger sales and marketing teams and greater political and regulatory influence than we do.

Our Significant Business Relationships

Sprint.  In May 2014, we entered into an Asset Purchase Agreement with certain wholly-owned subsidiaries of Sprint (the “Sprint APA”) to acquire: (i) FCC licenses to operate a nationwide dispatch network in the 900 MHz band and (ii) certain 900 MHz equipment. We paid Sprint an aggregate of $100 million for these assets, consisting of $90 million in cash and $10 million in shares of our common stock at a price equal to $20.00 per share. In September 2014, we obtained the necessary approvals from the FCC to transfer the FCC licenses from Sprint to us, and we then completed the closing of the purchase and sales of the spectrum assets.

Motorola.  We signed a reseller agreement with Motorola pursuant to which we agreed to purchase, and Motorola agreed to supply us with, the Motorola digital technology we are utilizing to deploy our PTT network and the mobile handsets and devices we are offering to our customers on that network.  Additionally, Motorola invested $10 million in our subsidiary, PDV Spectrum Holding Company, LLC, that we formed to hold our 900 MHz spectrum licenses.  Motorola’s ownership interest in our subsidiary is convertible, at the option of either Motorola or us, into shares of our common stock at a price equal to $20.00 per share. Motorola is not entitled to any profits, dividends or other distribution from the operations of our subsidiary.

In addition, we entered into a lease agreement with Motorola pursuant to in which our subsidiary agreed to lease a portion of our 900 MHz licenses in exchange for an upfront, fully-paid lease fee of $7.5 million. Under the terms of this lease agreement with Motorola, Motorola can use the leased channels to provide narrowband services to certain qualified end-users. The end-users can only use the leased channels for their own internal communication purposes. The end-users cannot sublease the channels to any other end-users or to any commercial radio system operations or carriers. The lease agreement specifically states that the channels leased to Motorola will not be used in a manner that would be competitive with our services and limits the total number of channels that Motorola can lease in any market area. The lease agreement provides us with flexibility regarding the future use and management of our spectrum, including setting forth relocation and repurposing policies for or affecting the leased channels, which policies are designed to facilitate any necessary re-alignment of frequencies that may be associated with our efforts to assemble contiguous spectrum for broadband uses.

Motorola cannot enter contracts with end-users after December 31, 2020 involving new leases of spectrum from us without our consent and the payment of an additional fee. The initial lease period for any end-user cannot last more than seven years, and the lease can only be renewed for up to three years for an aggregate lease period of up to 10 years.  In addition, we agreed to purchase equipment manufactured by Motorola for any future broadband network we deploy, provided that Motorola makes reasonable efforts to ensure the equipment meets our required sourcing criteria.

Our Intellectual Property

To establish and protect our proprietary technologies and service offerings, we rely on a combination of patent, copyright, trademark and trade-secret laws, as well as confidentiality provisions in our contracts. We have implemented a patent strategy designed to protect our pdvConnect and DispatchPlus technologies and facilitate the commercialization of our service offerings. Currently, our patent portfolio is comprised of seven issued U.S. patents, two issued European patents and two issued Canadian patents, all of which have been assigned to and are owned by us. In addition, we have several trademarks and service marks to protect our corporate name, services offerings, goodwill and brand. There are currently no claims or litigation regarding these trademarks, patents, copyrights, or service marks. We also rely on trade-secret protection of our intellectual property. We enter into confidentiality agreements with third parties, employees and consultants when appropriate.

The Regulation of Our Business

The FCC regulates the licensing, construction, operation and acquisition of our wireless operations and wireless spectrum holdings in the United States.  We hold FCC spectrum licenses in the 900 MHz band as a non-interconnected, non-common carrier SMR service provider.  As such, within the limitations of our spectrum holdings and available technology, we are authorized by the FCC to provide non-interconnected mobile communications services, including two-way radio dispatch, and mobile data and internet services.

Licensing.    We are entitled to provide our wireless communication services on specified spectrum frequencies within specified geographic areas and in doing so must comply with the rules, regulations and policies adopted by the FCC. The FCC issues each spectrum license for a fixed period of time, typically 10 years in the case of the FCC licenses we currently hold. While the FCC has generally renewed licenses held by operating companies like us, the FCC has authority to both revoke a license for cause and to deny a license renewal if it determines that a license renewal is not in the public interest. Furthermore, we could be subject to fines, forfeitures and other penalties for failure to comply with FCC regulations, even if any such non-compliance is unintentional. The loss of any licenses, or any related fines or forfeitures, could adversely affect our business, results of operations or financial condition.

The Communications Act of 1934, as amended, and FCC rules and regulations require us to obtain the FCC’s prior approval before assigning or transferring control of wireless licenses, with limited exceptions.  The FCC’s rules and regulations also govern spectrum lease arrangements for a range of wireless radio service licenses, including the licenses we hold. These same requirements apply to any licenses or leases we may wish to acquire as part of our broadband initiatives.  The FCC may prohibit or impose conditions on any proposed acquisitions, sales or other transfers of control of licenses or leases. The FCC engages in a case-by-case review of transactions that involve the consolidation or sale of spectrum licenses or leases and may apply a spectrum “screen” in examining such transactions. Because an FCC license is necessary to lawfully provide the wireless services we currently offer and plan to offer, if the FCC were to disapprove any such request to acquire, assign or otherwise transfer a license or lease, our business plans would be adversely affected. Approval from the Federal Trade Commission and the Department of Justice, as well as state or local regulatory authorities, also may be required if we sell or acquire spectrum.

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

FCC Regulations. The FCC does not currently regulate rates for services offered by wireless providers.  However, we may be subject to other FCC regulations that impose obligations on wireless providers, such as federal Universal Service Fund obligations, which require communications providers to contribute to a fund that supports subsidized communications services to underserved areas and users; rules governing billing, subscriber privacy and customer proprietary network information; roaming obligations; rules that require wireless service providers to configure their networks to facilitate electronic surveillance by law enforcement officials; rules governing spam, telemarketing and truth-in-billing; and rules requiring us to offer equipment and services that are accessible to and usable by persons with disabilities, among others. There are also pending proceedings that may affect spectrum aggregation limits and/or adjustment of the FCC’s case-by-case spectrum screens; regulation surrounding the deployment of advanced wireless broadband infrastructure; the imposition of text-to-911 capabilities; and the transition to IP networks, among others. Some of these requirements and pending proceedings (of which the foregoing examples are not an exhaustive list) pose technical and operational challenges to which we, and the industry as a whole, have not yet developed clear solutions. We are unable to predict how these pending or future FCC proceedings may affect our business, financial condition or results of operations. Our failure to comply with any applicable FCC regulations could subject us to significant fines or forfeitures.

State and Local Regulation. In addition to FCC regulation, we are subject to certain state regulatory requirements. The Communications Act of 1934, as amended, preempts state and local regulation of the entry of, or the rates charged by, any wireless provider. State and local governments are permitted to manage public rights of way and can require fair and reasonable compensation from wireless providers for use of those rights of way so long as the compensation required is publicly disclosed by the government. The siting of base stations also remains subject to some degree of control by state and local jurisdiction. States also may impose competitively neutral requirements that, among other things, are necessary for universal service or to defray the costs of state E911 services programs, to protect the public safety and welfare, and to safeguard the rights of customers.

Tower Siting. Although we currently lease tower space from third parties in connection with deploying and operating our PTT network, if, in the future, we chose to deploy broadband facilities on tower facilities that we build or operate, we will be required to comply with various federal, state and local regulations that govern the siting, lighting and construction of transmitter towers and antennas, including requirements imposed by the FCC and the Federal Aviation Administration (FAA). Federal rules subject certain tower site locations to extensive zoning, environmental and historic preservation requirements and mandate consultation with various parties, including State and Tribal Historic Preservation Offices, which can make it more difficult and expensive to deploy facilities. The FCC antenna structure registration process also imposes public notice requirements when plans are made for construction of, or modification to, antenna structures that require FAA approval, potentially adding to the delays and burdens associated with tower siting, including potential challenges from special interest groups. To the extent governmental agencies continue to impose additional requirements like this on the tower siting process, the time and cost to construct towers could be negatively impacted. The FCC has, however, imposed a tower siting “shot clock” that requires local authorities to address tower applications within a specific timeframe, which can assist carriers in more rapid deployment of towers.  More recently, the FCC also has initiated proceedings in which it is examining means to accelerate broadband deployment by removing barriers to infrastructure investment.

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

National Security. National security and disaster recovery issues continue to receive attention at the federal, state and local levels. For example, Congress is expected to again consider cyber security legislation to increase the security and resiliency of the nation’s digital infrastructure. In 2013, the President issued an executive order directing the Department of Homeland Security and other government agencies to take a number of steps to improve the security of the nation’s critical infrastructure. The details surrounding the implementation of this order have not been resolved, however, and we cannot predict the cost or other impacts of such measures. Moreover, the FCC continues to examine issues of network resiliency and reliability and may seek to impose additional regulations designed to reduce the severity and length of disruptions in communications.

Our Employees

As of March 31, 2017, we had 95 full-time employees. None of our employees are covered by a collective bargaining agreement.  We believe that our relationship with our employees is positive.

Our Corporate Information

Our principal executive offices are located at 3 Garret Mountain Plaza, Suite 401, Woodland Park, New Jersey 07424. Our main telephone number is (973) 771-0300.  We were originally incorporated in California in 1997, and reincorporated in Delaware in 2014.  In November 2015, we changed our name from Pacific DataVision, Inc., to pdvWireless, Inc.  Our internet website is www.pdvwireless.com.  The information on or accessible through our website is not incorporated into this Annual Report, and you should not consider any information on, or that can be accessed through, our website a part of this Annual Report.

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

Risks Related to Our Spectrum Initiatives and the Use of Our Spectrum

Our spectrum initiatives aimed at increasing its usability and capacity may not be successful on a timely basis or at all, and may require significant time and attention from our senior management team and our expenditure of significant resources.

Our spectrum is our most valuable asset.  While our current spectrum holdings can support our DispatchPlus business and the deployment of other narrowband and wideband wireless services, many of the future business opportunities that we have identified will require higher bandwidth than we possess, given the current configuration of our spectrum.  As our first priority, we have initiated and are currently pursuing a regulatory process at the FCC aimed at modernizing and realigning our spectrum band to increase its usability and capacity, including the future deployment of broadband and other advanced technologies and services.  In November 2014, we and the Enterprise Wireless Alliance submitted a Joint Petition for Rulemaking to the FCC to propose the realignment of a portion of the 900 MHz band from narrowband to broadband.

In September 2016, an item was placed on circulation with the Commissioners’ offices at the FCC related to the Joint Petition.  We are currently waiting for the FCC Commissioners to vote on and, if adopted, release the text of its decision.  The FCC’s action may take a number of forms ranging from a Notice of Proposed Rulemaking, to a Notice of Inquiry, to a dismissal of the Joint Petition without further action.  Although the FCC has not announced a decision on the Joint Petition, we currently believe that the most likely outcome is that the FCC will adopt a Notice of Inquiry as the next step in the process.  A Notice of Inquiry is a vehicle for the FCC to gather additional information for the record.  If the FCC elects to adopt a Notice of Inquiry, it could request additional information and input on the optimal use of the 900 MHz band generally.  A Notice of Inquiry could also request information on the specific issues and proposed solutions raised by us and other commentators in the Joint Petition proceeding, as well as in other proceedings involving the 900 MHz spectrum that were initiated by third parties. The adoption of a Notice of Inquiry would not mean that the FCC has accepted or denied our Joint Petition, or that our Joint Petition will or will not ultimately result in a Notice of Proposed Rulemaking.  We continue to believe in the merits of our proposal, and that our Joint Petition is consistent with the FCC’s practices and policies.  Nevertheless, obtaining a favorable result from the FCC may take a significant amount of time and resources. Moreover, there is no assurance that the FCC will ultimately approve our Joint Petition or will conduct a rulemaking proceeding along the lines originally advocated by us.  As a result, our ability to successfully implement our spectrum initiatives may take more time, require more attention from our senior management team and be more expensive than we currently anticipate, and we ultimately may not be able to obtain the necessary regulatory approvals to deploy broadband and other advanced technologies and services.

We may not be successful in identifying, developing or commercializing network and mobile communication solutions utilizing our current and future spectrum and commercially available technologies.

In addition to our DispatchPlus business, we have a separate effort to identify and pursue revenue generating activities leveraging our current licensed spectrum and readily available technologies and, if we are successful with our FCC efforts, through the deployment of broadband and other advanced wireless service offerings.  We utilized outside consulting resources to assist us with this evaluation process.  Based on our market research, we have identified critical infrastructure as the initial targeted customers for any future private carrier networks we develop and deploy.  In addition to the critical infrastructure industry, we have identified a number of potential business opportunities to develop next generation network and mobile communication solutions for our enterprise customers, including wideband wireless services and services for M2M and IoT applications.  We intend to selectively pursue those opportunities that will allow us to leverage our nationwide spectrum position and to maximize the value of our spectrum assets and future business opportunities.  There is no assurance, however, that we will be successful in our pursuit of any spectrum opportunities that we may identify, in converting our non-contiguous licensed spectrum holdings to contiguous spectrum allocations suitable for broadband and other advanced uses, or in commercializing any network and mobile communication solutions we elect to pursue.    Further, there is no assurance that we will be able to utilize existing broadband and other advanced technologies with our spectrum without making modifications to user or end point devices or engaging in product and/or service development efforts, any of which could result in deployment delays, require us to invest in technology or other development activities or otherwise adversely limit the features, reliability and financial results of any future opportunities we elect to pursue. In addition, any future network and mobile communication solutions we pursue may require us to raise significant additional capital or to materially change our business plans and operations.

Many of the third parties who have objected to our spectrum initiatives or with whom we are competing against for spectrum opportunities have more resources, and greater political and regulatory influence, than we do.

Our spectrum initiatives are subject to competition from the Tier 1 carriers, local SMR operators and other public and private companies that are in the business of acquiring and developing spectrum assets.  In addition, our FCC proceeding and spectrum initiatives have been and may continue to be opposed by certain incumbents and other third parties with conflicting or competing business interests.  Many of the third parties who are not supportive of our broadband initiatives or with whom we compete against for spectrum opportunities may have more resources and greater political and regulatory influence than we do, which could prevent, delay or increase the cost of our spectrum initiatives.

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

Further, the FCC and Congress may make additional spectrum available for communications services, which may result in the introduction of additional competitive entrants to the already crowded wireless communications marketplace in which we compete.  For example, the federal government recently created and funded the First Responder Network Authority (“FirstNet”), which the federal government authorized to help accomplish, fund and oversee the deployment of a dedicated Nationwide Public Safety Broadband Network (“NPSBN”).  Such an NPSBN may provide an additional source of competition to the 900 MHz broadband network we intend to deploy if the FCC approves our Joint Petition for Rulemaking.  Please see the risk factor “Our spectrum initiatives aimed at increasing its usability and capacity may not be successful on a timely basis or at all, and may require significant time and attention from our senior management team and our expenditure of significant resources”  above regarding the impact government regulations and actions may have on our request to realign a portion of the 900 MHz band from narrowband to broadband.

The value of our spectrum may fluctuate significantly based on supply and demand, as well as technical and regulatory changes.

The FCC spectrum licenses we hold are the Company’s most valuable asset.  The value of our spectrum, however, may fluctuate based on various factors, including, among others: the regulatory status of our Joint Petition for Rulemaking; potential uses of our spectrum based on FCC rules and regulations and available technology; the market availability of spectrum; existing demand for spectrum resources; regulatory changes by the FCC to make additional spectrum available or to promote more flexible uses of existing spectrum; the fluctuation of auction prices of spectrum in neighboring bands or any unsuccessful auctions of such spectrum.  Similarly, the price of any additional spectrum we desire to purchase to support our spectrum initiatives or our future business plans and growth will also fluctuate based on similar factors.  Any decline in the value of our spectrum or increases in the costs of spectrum we decide to acquire could have an adverse effect on our market value and our business and operating results.

Spectrum is a limited resource, and we may not be able to obtain sufficient contiguous spectrum to support our spectrum initiatives or our planned business operations and future growth.

Spectrum is a limited resource that is regulated in the United States by the FCC. The 900 MHz spectrum licenses we purchased from Sprint are sufficient to allow us to operate our DispatchPlus business as well as services for M2M and related IoT applications.  Nevertheless, we will need to acquire additional contiguous spectrum to support our broadband initiatives, and we may need to acquire additional spectrum to support our future business plans and any next generation network and mobile communication solutions we elect to develop and offer. We have acquired, and may continue to acquire, additional spectrum through negotiated purchases.  We also may elect to acquire additional spectrum in government-sponsored auctions of spectrum. We cannot assure you, however, that we will be successful in acquiring the additional spectrum we may need to support our realignment efforts, our spectrum initiatives, or any future network or mobile communication solutions we elect to pursue on commercially reasonable terms, or at all. Any failure to obtain the contiguous spectrum required for our current and future business plans will adversely impact our revenues and our future growth potential and may adversely impact our ability to realign our 900 MHz spectrum and pursue our spectrum initiatives.

Risks Related to Our Business

We have a limited history with respect to the implementation of our DispatchPlus business and with the spectrum realignment efforts we are pursuing with the FCC, which makes it difficult to evaluate our prospects and future financial results, and our business activities, strategic approaches and plans may not be successful.

Although we were incorporated in 1997, our business model and strategy changed significantly following our acquisition of 900 MHz spectrum licenses in September 2014.  Following this acquisition, we developed and deployed our DispatchPlus service in seven major metropolitan markets in the United States.  We also commenced an FCC rulemaking process aimed at increasing the usability and capacity of our spectrum assets. As a result, the ability to forecast our future operating results is limited and subject to a number of risks and uncertainties, including our ability to accurately forecast and estimate our future revenue growth and the expenses and time required to pursue our spectrum initiatives and business opportunities. We have encountered, and expect to continue to encounter, risks and uncertainties frequently experienced by new businesses in highly competitive, technical and rapidly changing markets. If our assumptions regarding these risks and uncertainties are incorrect or change in reaction to changes in our markets, in our FCC rulemaking process, in our business plans or opportunities, in PTT or other communications technologies, in economic conditions, or if we do not manage or address these risks and uncertainties successfully, our results of operations could differ materially and adversely from our expectations.

As a new and unproven business, any future success will depend, in large part, on our ability to, among other things:

•

obtain FCC approval for our Joint Petition for Rulemaking requesting a realignment of our spectrum band to increase its usability and capacity, including the future deployment of broadband technologies and services;

•	successfully identify, develop and commercialize network and mobile communication solutions utilizing our current and future spectrum assets;
•	expand and retain a sufficiently large customer base for our DispatchPlus service on a timely and cost-effective basis;
•	attract and incentivize indirect dealers to successfully act as our primary sales representatives for our DispatchPlus service;
•	add new DispatchPlus customers and increase revenues from existing DispatchPlus customers;
•

establish and maintain commercial, strategic and other key relationships with third parties that may be required to successfully pursue the growth of our DispatchPlus business activities, to deploy future narrowband, wideband or broadband services and to develop and market customized broadband or other advanced wireless service offerings;

•	maintain our existing pdvConnect services business, which requires the continuation of our existing relationships with Tier 1 wireless carrier partners;
•	successfully compete against competitors with significantly greater resources and pricing flexibility, and with greater political and regulatory influence;
•	continue to add features and functionality to our workforce management and other business communications solutions to meet customer demand; and
•	scale our internal business, regulatory, technical and commercial operations in an efficient and cost-effective manner.

Any failure to achieve one or more of these objectives could adversely affect our business, our results of operations and our financial condition.

We have had net losses each year since our inception, and may not achieve or maintain profitability in the future.

We have incurred net losses each year since our inception, including net losses of $39.2 million, $21.8 million and $14.7 million in the fiscal years ended March 31, 2017, 2016 and 2015, respectively. We expect to continue to incur significant net losses in the future for a number of reasons, including without limitation the risks and uncertainties described in this Annual Report related to the commercialization of our DispatchPlus service and the pursuit of our spectrum and business initiatives.  Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in levels of revenue below our current expectations, or losses or expenses that exceed our current expectations.  If our losses or expenses exceed our expectations or our revenue growth assumptions are not met in future periods, we may never achieve or maintain profitability in the future.

We may not be able to successfully operate and/or sufficiently grow our DispatchPlus business.

Our PTT networks and our DispatchPlus service target a very specific niche of potential enterprise customers within the existing market for wireless communications services. The subset of the market we are targeting with our PTT networks and our DispatchPlus service may not prove to be as large as or as easy to convert from other competitive service offerings as we initially expected.  For example, we have experienced slower customer growth than we initially anticipated in the seven markets in which we have deployed our PTT networks.  Because of this, we have implemented a number of sales, marketing and advertising initiatives and programs to increase sales in these markets and to supplement and provide additional support to our indirect sales network.  Additionally, we have elected to delay the deployment of our PTT networks in additional markets until we have had time to evaluate these new initiatives and programs and assessed our ability to operate a profitable PTT business. Moreover, we cannot assure you that the past experience of our management team will be sufficient to enable us to successfully deploy and operate our DispatchPlus business.  Furthermore, our sales, marketing and advertising strategies and initiatives may not increase our customer base or allow us to increase our revenues at a pace that will enable us to pay our operating expenses or service any indebtedness we may incur. As a result, we cannot assure you that we can grow our PTT business at a rate sufficient to achieve and maintain the profitability of this business.

We rely on the selling efforts of third-party sales representatives, such as Motorola’s dealer network, and if these parties do not perform, our business will be adversely affected.

We primarily offer our DispatchPlus services to customers indirectly through third-party sales representatives selected from Motorola’s nationwide dealer network and from other select third-party wireless dealers.  To date, sales of our DispatchPlus service have been slower to ramp-up than our initial expectations for a number of reasons, including but not limited to, the performance of our indirect third-party sales representatives, longer initial sales cycles, and coverage gaps in certain markets due to delays in our deployment of planned sites.  We may not be successful in incentivizing our third-party sales representatives to promote our DispatchPlus services at the levels necessary to grow our business.  Moreover, our third-party sales representatives may receive better incentives from our competitors or other service providers.  In addition, the efforts and programs we implement, including our sales training, lead generation and marketing and advertising initiatives, may not be successful in increasing sales through our third-party sales representatives.  The failure by these parties to meet our sales expectations, or to effectively promote our DispatchPlus services, will adversely affect our business and our results of operations.  In addition, if our indirect sales channel fails to perform satisfactorily, we may be required to hire a substantial direct sales force or otherwise increase our spending on initiatives to support our indirect sales channel, which would impose significant additional costs on us and could adversely affect our operations and financial condition.

We may not be able to correctly estimate our future revenues or operating expenses, which could lead to cash shortfalls, and require us to secure additional financing sooner than planned.

We may not correctly predict the amount or timing of our future revenues and our operating expenses may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include:

•	our expectations regarding revenues from our DispatchPlus business;
•	the time and resources required to pursue our spectrum initiatives, including our FCC petition;
•	the cost and time to identify, develop and commercialize any network and mobile communication solutions we pursue as part of our long-term business plan;
•	the cost and time required to create effective commercialization strategies for our DispatchPlus business and any other business opportunities we elect to pursue;
•	the expenses we incur to operate, maintain and improve our existing and any future private carrier networks we deploy;
•	the cost and time to satisfy unique customer requirements; and
•	the costs to attract and retain personnel with the skills required for effective operations.

In addition, our budgeted expense levels are based in part on our expectations concerning the future revenues from our DispatchPlus business and timing of receiving regulatory approvals required to pursue our spectrum initiatives.  However, we may not correctly predict the amount or timing of future revenues or the timing or costs required to pursue our regulatory and business initiatives. We may not be able to adjust our operations in a timely manner to compensate for any unexpected shortfall in our revenues, delays in our spectrum initiatives or increases in the expenses required to implement our long-term business plan. As a result, a significant shortfall in our planned revenues, a significant delay in our spectrum initiatives or a significant increase in our planned expenses could have an immediate and material adverse effect on our business and financial condition. In such case, we may be required to issue additional equity or debt securities or enter into other commercial arrangements sooner than anticipated to secure the additional financial resources to support our future operations and the implementation of our business plan.

We may need to secure additional financing to support our long-term business plans.

We have used significant funds to pursue our spectrum initiatives, to deploy our PTT networks and to operate our DispatchPlus business.  Our future capital requirements will depend on many factors, including: the timing and amount of the revenues we generate from our DispatchPlus business; the time and costs required to pursue our spectrum initiatives, including our FCC petition; the costs to identify, develop and commercialize any future network and mobile communication solutions we elect to pursue; the costs and success of our commercialization activities and initiatives; and our ability to control our operating expenses.  As a result, we cannot provide assurance that we will not require additional funding in the future to support our operations and pursue our business plans. We expect that we may be required to issue additional equity or debt securities or enter into other commercial arrangements, including relationships with corporate and other partners, to secure the additional financial resources to support our development efforts and to implement our long-term business plans. Depending upon market conditions, we may not be successful in raising sufficient additional capital on a timely basis, on favorable terms, or at all. Additionally, the issuance of additional equity securities, including securities convertible into or exercisable for our equity securities, would result in the dilution of the ownership interests of our present stockholders. If we fail to obtain sufficient additional financing, or enter into relationships with others that provide additional financial resources, we may not be able to develop our network and mobile communication solutions in accordance with our long-term business plan, and we may be required to delay significantly, reduce the scope of or eliminate one or more of our business or spectrum initiatives, downsize our general and administrative infrastructure, or seek alternative measures to raise additional funds.

We rely on Motorola to design, develop and supply our PTT network equipment and mobile handsets and devices.

Motorola has developed and designed the digital technology and equipment we are utilizing for our PTT network and the mobile handsets and devices we offer to our DispatchPlus customers.  In addition, we have entered into agreements with Motorola in which we have agreed to purchase our existing and future network equipment and the mobile handsets and devices we offer to our customers from Motorola, subject to certain terms and conditions.  As a result, our business is substantially dependent on Motorola’s ability and willingness to deliver high-quality network equipment and mobile handsets and devices in the quantities and on the time frames we require for our existing and future business.  Our business and operations would be negatively impacted by any failure by Motorola to meet our design, development and supply requirements.  Moreover, Motorola is also a significant supplier of wireless communications equipment and devices to our competitors.  Motorola may elect to focus a greater amount of their financial and other resources on the development of enhanced features and improved functionality for the wireless networks and equipment used by our competitors or on developing alternative technologies, rather than the network, equipment and technology used by us.  In such an event, we might be forced to supply our customers with services, equipment or devices that are either more costly or qualitatively inferior to the services, equipment or technologies offered by our competitors. As a result, our arrangements with Motorola may reduce our operational flexibility and may delay or prevent us from employing new or different technologies that perform better or are available at a lower cost, because of the additional economic costs and other impediments to change generally, as well as those that arise under our agreements with Motorola. In the event that Motorola or another one of our suppliers is unable to deliver the network equipment and the mobile devices and handsets required by our existing and future operations, we may not be able to deploy our existing and future networks and offer services to our customers on a timely basis and with the competitive features, functionality and costs our business requires, any of which would adversely affect our future growth and our results of operations. Alternatively, Motorola may decide to phase-out or upgrade and replace the technology we are currently utilizing in our DispatchPlus business.  In this case, we could be required to deploy new technology, which also could involve modifying existing infrastructure equipment and user devices, in order to continue to grow our DispatchPlus business, which could increase our deployment and operating costs more than the amount of any revenue or cost savings benefits we might realize.

The wireless communications industry is highly competitive, and in order for us to build a successful business we will need to convert customers to our DispatchPlus service from the services offered by our competitors.

There are currently a number of national wireless communications services providers, including certain Tier 1 carriers and local two-way SMR radio operators that offer two-way PTT dispatch services. We believe that a significant majority of our targeted DispatchPlus customers will be existing users of the PTT services offered by our competitors and may be difficult to attract away from the services offered by our competitors.  We have always expected, and we continue to believe, that to build a successful PTT business we will need to convert customers to our DispatchPlus service from the services offered by our competitors.  In order for us to compete effectively, we will need to demonstrate the superiority of our service offerings, and may be required to offer competitive or discounted prices in order to convert our targeted customers from the services they are receiving from our competitors.  In addition, our targeted customers operate in different industry verticals, and as a result, we will need to tailor our sales and marketing approach to many different categories of customers. If we are unable to convert a sufficient number of customers to our DispatchPlus service from the services they are receiving from our competitors, our ability to grow our DispatchPlus business and our operating results will suffer.

Many of our competitors are financially stronger and have more resources than we do, which may limit our ability to compete with their service and product offerings.

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

A number of Tier 1 carriers already offer or plan to offer wireless equipment that is capable of providing PTT services or technologies that compete or could compete with our PTT service and product offerings. In addition, a number of third parties have developed mobile communication and workforce management applications that offer comparable functionality to pdvConnect, our suite of mobile resource management applications included with our DispatchPlus service.  Moreover, future technological advancements may occur quickly and may render our services or technology obsolete or enable other wireless technologies to offer services or functionalities that are equal to or better than those available in our PTT offerings.  In addition, competition among the differing wireless communications technologies could:

•	further segment the industry markets in which our target customers operate, which could reduce the demand for, and competitiveness of, our services and technology;
•	cause our indirect sales representatives to focus on offering the technologies and services developed by our competitors; and
•	reduce the resources devoted by third party suppliers, such as Motorola, to developing or improving the technology for our network and PTT offerings.

If the services, technologies or applications offered by our competitors are perceived to be or become, or if any such services, technologies or applications introduced in the future are, largely comparable or superior to the PTT services, technologies or applications we offer, we may not be able to attract or retain sufficient numbers of our targeted customers or grow our business.

Moreover, the largest national wireless communications service providers by revenue, including the Tier 1 carriers, do not currently focus on PTT dispatch services as a primary component of their businesses. However, if that were to change, it would likely be difficult for us to compete effectively with such providers. These larger service providers have larger existing customer bases that they will be able to introduce PTT dispatch services to, have more money to spend on research and development that may enable them to create services and products that are qualitatively superior to ours, have the ability to conduct nationwide sales and marketing campaigns and may have the ability to operate successfully on a smaller profit per user margin due to the larger volume of customers they service. Any of these matters that reduce the potential competitive advantages of our DispatchPlus business could limit our ability to attract and retain customers in our target market verticals, which would adversely affect the future growth and financial results of our DispatchPlus business.

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

If we do not successfully deploy our PTT networks in our existing markets, it may not be possible for us to compete effectively or grow our DispatchPlus business.

In June 2015, we commercially launched our DispatchPlus service in our first major market located in the greater, Houston, Texas metropolitan area.  Subsequently, we commenced service in six additional major metropolitan market areas, including Dallas, Atlanta, Philadelphia, Chicago, the greater New York area, and Baltimore/Washington.  Because sales of our DispatchPlus service have been slower to ramp-up than our initial expectations, we currently do not plan to expand into additional markets until we can demonstrate that our sales and marketing initiatives are leading to improved operating results.  If we do not achieve satisfactory levels of penetration in our deployed markets, other competing services providers may be able to capture significant market share in these markets.  In addition, if we are unable to deploy our PTT networks in a sufficient number of markets throughout the U.S., we may not be able to compete effectively or recognize the potential sales, marketing and operating benefits and efficiencies allowed by a nationwide offering.  As a result, if we are unable to enter into, or to achieve satisfactory operating results after entering, a market and enter into a significant number of new markets, we believe that our overall ability to compete effectively, and our overall profitability and growth, will be negatively affected.

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

We may be limited in our ability to grow our DispatchPlus business unless we can timely and cost effectively expand our PTT network capacity and coverage and address increased demands on our business systems and processes as needed.

Our DispatchPlus business model depends on our ability to build and grow our customer base and to increase the usage of our services by our existing and future customers, on a timely and cost effective basis. To successfully increase our customer base and pursue our business plan, we must timely and economically:

•	expand the capacity and coverage of our PTT network in each market we select for deployment of DispatchPlus;
•	secure sufficient transmitter and receiver sites at appropriate locations to meet planned system coverage and capacity targets;
•	obtain adequate quantities of base radios and other system infrastructure equipment;
•	obtain an adequate volume and mix of handsets, other user devices and related accessories to meet customer demand; and
•	potentially obtain additional spectrum in some or all of our markets.

If we are unable to achieve increased PTT network capacity, or there are substantial delays in doing so, we could be required to invest additional capital in our PTT infrastructure to satisfy our network capacity needs and otherwise may not be able to successfully increase our number of customers on a timely basis, or at all.  In addition, our operating performance and ability to retain our DispatchPlus customers may be adversely affected unless we are able to timely and efficiently meet the demands for our services and address any increased demands on our customer service, billing and other back-office functions. If we outsource aspects of our customer care function to third parties, we cannot be sure that this outsourcing will not heighten these risks.

Our reputation and business may be harmed and we may be subject to legal claims if there is loss, disclosure or misappropriation of or access to our, or our customers’, information or other breaches of our information security.

We make extensive use of online services and centralized data processing, including through third-party service providers. The secure maintenance and transmission of customer information is an important element of our operations. Our information technology and other systems, or those of our service providers, that maintain and transmit customer information, including location or personal information, may be compromised by a malicious third party penetration of our network security, or that of a third-party service provider, or impacted by unauthorized intentional or inadvertent actions or inactions by our employees, or those of a third-party service provider. Cyber-attacks, which include the use of malware, computer viruses and other means for disruption or unauthorized access, have increased in frequency, scope and potential harm in recent years. While, to date, we have not been subject to cyber-attacks or other cyber incidents which, individually or in the aggregate, have been material to our operations or financial condition, the preventive actions we take to reduce the risk of cyber incidents and protect our information technology resources and networks may be insufficient to repel a major cyber-attack in the future. As a result, our customers’ information may be lost, disclosed, accessed, used, corrupted, destroyed or taken without the customers’ consent.

In addition, we and third-party service providers process and maintain our proprietary business information and data related to our business-to-business customers or suppliers. Our information technology and other systems, or those of service providers, that maintain and transmit this information, may also be compromised by a malicious third party penetration of our network security or that of a third-party service provider, or impacted by unauthorized intentional or inadvertent actions or inactions by our employees or those of a third-party service provider. We also purchase equipment from third parties that could contain software defects, malware, or other means by which third parties could access our network or the information stored or transmitted on our or our suppliers’ networks or equipment. We also may face increased risks of becoming subject to cyber-attacks or other cyber incidents as we expand our business model and activities to include establishing and operating our own dedicated network. As a result, our business information, or subscriber or supplier data, may be lost, disclosed, accessed, used, corrupted, destroyed or taken without consent. Any major compromise of our data or network security, failure to prevent or mitigate the loss of our services or customer information and delays in detecting any such compromise or loss could disrupt our operations, impact our reputation and customers’ willingness to purchase our service and subject us to additional costs and liabilities, including litigation, which could produce material and adverse effects on our business and results of operations.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We have discovered and may in the future discover areas of our internal controls that need improvement or additional documentation.  For example, in April 2015, our management identified an error in our calculation and reporting of the weighted average shares of common stock outstanding, and the related net loss per common share (basic and diluted), for the six month periods ended September 30, 2013 and 2014, the three and nine month periods ended December 31, 2013 and the nine month period ended December 31, 2014, as reported in our filings with the Securities and Exchange Commission (“SEC”). Specifically, in calculating the weighted average shares of common stock outstanding, we incorrectly considered the effect of two corporate actions the Company completed in connection with its June 2014 private placement, including: (i) the conversion of all outstanding shares of preferred stock into common stock and (ii) the exchange of nearly all outstanding warrants to purchase preferred stock for shares of common stock (the “Corporate Actions”), as if such events occurred at the beginning of each of these reporting periods, instead of only considering the effect of these Corporate Actions after their actual effective date in June 2014. As a result, our disclosure of the weighted average shares of common stock outstanding for the six month periods ended September 30, 2013 and 2014, the three and nine month periods ended December 31, 2013 and the nine month period ended December 31, 2014 were higher, and our disclosure of the related net loss per common share (basic and diluted) were lower, than they should have been if we correctly gave effect to the Corporate Actions only after their actual effective date in June 2014. Although the corrections had no impact on the Company’s net loss reported in the statements of operations, balance sheets or the statements of cash flows for the above mentioned periods and our audit committee did not determine that our financial statements for such periods should no longer be relied upon as a result of the errors in the presentation of the weighted average shares of common stock outstanding, our management identified a significant deficiency in our internal control over financial reporting. To remediate the significant deficiency in our internal control over financial reporting, we implemented additional internal control procedures, including additional training and review procedures, to ensure we appropriately track, calculate and report the weighted average shares of common stock outstanding, and related net loss per common share (basic and diluted), in future reporting periods. Prior to becoming a public company in February 2015, we had not been subject to public reporting requirements and had not been required to assess our internal controls.  In addition, we previously had operated with a limited internal accounting team.  In the process of preparing to become a public company, we strengthened our internal accounting team and resources and our internal controls.  Nevertheless, we cannot be certain that we will be successful in implementing or maintaining effective internal controls for all financial periods.  As we grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective.  The existence of any material weakness or significant deficiency in the future may require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner.  In addition, the existence of any material weakness in our internal controls could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect our value and our ability to raise any required capital in the future.

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

We have a concentration of risk related to the pdvConnect accounts receivable from a third-party carrier and failure to fully collect outstanding balances from this carrier may adversely affect our results of operations in the near term.

We offer pdvConnect as a mobile workforce management application directly through our sales force and indirectly through two domestic Tier 1 carriers. As of March 31, 2017, we had accounts receivable balances owed to us by one Tier 1 domestic carrier representing approximately 67% of our accounts receivable balances. We maintain an allowance for doubtful accounts based on the credit risk, historical trends, and other information, as well as for any specific instances we become aware of that may preclude us from reasonably assuring collection on outstanding balances. Determining the allowance for doubtful accounts is judgmental in nature and often involves the use of significant estimates. A determination that requires a change in our estimates for the accounts receivable from this carrier, or a failure by this carrier to pay a significant portion of its outstanding accounts receivable balances, could have a negative impact on our results of operations and financial condition in the near term as revenues generated by pdvConnect currently represent a significant portion of our revenues.

Risks Related to Our Common Stock

We have a limited trading history and there is no assurance that a robust market in our common stock will develop or be sustained.

Our common stock began trading on The NASDAQ Capital Market in February 2015.  Since our common stock began trading, we have had limited daily trading volume and we cannot assure you that a more active or liquid trading market for our common stock will develop, or will be sustained if it does develop, either of which could materially and adversely affect the market price of our common stock, our ability to raise capital in the future and the ability of stockholders to sell their shares at the volume, prices and times desired. In addition, our lack of significant operating history relevant to our DispatchPlus business and the early stage of development of our spectrum initiatives makes it difficult to evaluate our business, our future prospects and the valuation of our Company, which limits the liquidity and volume of our common stock, and may have a material adverse effect on the market price of our common stock.

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

Based on our review of publicly available filings as of May 16, 2017, funds affiliated with Cerberus Capital Management beneficially owned approximately 24.1% and the other holders of Company common stock who have made Form 13G filings with the SEC prior to May 16, 2017 beneficially own, in the aggregate, a total of approximately 58.3% of our outstanding shares of common stock, and together with Cerberus Capital Management, approximately 82.4% of our outstanding shares of common stock.  Specifically, based on publicly available filings as of May 15, 2017: funds affiliated with Owl Creek beneficially owned roughly 14.8% of our outstanding common stock; funds affiliated with Pacific Investment Company owned roughly 10.4% of our outstanding common stock; funds affiliated with The Vanguard Group beneficially owned roughly 10.0% of our outstanding common stock;  funds affiliated with TPG Global owned roughly 9.2% of our outstanding common stock; funds affiliated with American Financial Group beneficially owned roughly 7.7% of our outstanding common stock;  and funds affiliated with QVT Financial LP beneficially owned roughly 6.2% of our outstanding common stock. In addition, our directors and executive officers beneficially owned approximately 11.0% of our outstanding capital stock.  Although we are not aware of any voting arrangements between these stockholders, they have the ability to determine (if acting together) or significantly influence (if acting as a group of two or more): (i) the outcome of any corporate actions submitted by our Board of Directors for approval by our stockholders and (ii) any proposals or director nominees submitted by a stockholder.  Further, they could place significant pressure on our Board of Directors to pursue corporate actions, director candidates and business opportunities or initiatives they identify.  For example, these stockholders could effectively block the proposed sale of the company recommended by our Board of Directors.  Alternatively, these stockholders could place pressure on our Board of Directors to pursue a sale of the company or its assets.  As a result of this concentration of ownership, our other stockholders may have no effective voice in our corporate actions or the operations of our business, which may adversely affect the market price of our common stock.

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

Our Board of Directors is authorized, without stockholder approval, to permit us to issue additional shares of common stock or to raise capital through the creation and issuance of preferred stock, other debt securities convertible into common stock or preferred stock, options, warrants and other rights, on terms and for consideration as our Board of Directors in its sole discretion may determine. Sales of substantial amounts of our common stock or of preferred stock could cause the market price of our common stock to decrease significantly. We cannot predict the effect, if any, of future sales of our common stock, or the availability of our common stock for future sales, on the value of our common stock. Sales of substantial amounts of our common stock by any one or more of our large stockholders, or the perception that such sales could occur, may adversely affect the market price of our common stock.

In connection with becoming a public company, we filed a registration statement on Form S-8 to register the total number of shares of our common stock that may be issued under our 2004 Stock Plan, 2010 Stock Plan and 2014 Stock Plan, including the equity awards issued to our executive officers and directors. Additionally, in February 2017, we filed a registration statement on Form S-8 to register 250,000 additional shares of common stock made available under the 2014 Stock Plan’s evergreen provisions, which provide for an annual increase on January 1 under the 2014 Stock Plan by an amount equal to the smaller of 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or a lesser amount determined by the Board. In 2017, the Board elected to approve an amount less than 5% of our issued and outstanding common stock as of December 31, 2016 under the evergreen provisions. These shares of common stock are eligible for sale without restriction.

As of May 16, 2017, our directors and executive officers beneficially owned an aggregate of 11% of the equity interests in our Company, including restricted stock units and stock options. Subject to vesting and to transfer restrictions set forth in our insider trading policy, our directors and executive officers may immediately sell their shares of common stock into the public market.

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

We are subject to Section 404 of The Sarbanes-Oxley Act of 2002, or Section 404, and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. We are required to file with the SEC an annual assessment by our Chief Executive Officer and Chief Financial Officer of the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year following January 26, 2020, (b) the last day of the fiscal year in which we have total annual gross revenue of at least $1.0 billion, (c) the date on which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the prior second fiscal quarter (currently September 30th), or the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We maintain four offices, Woodland Park, NJ, our corporate office, San Diego, CA, Reston, VA and West Conshohocken, PA.  The lease for our corporate headquarters at 3 Garret Mountain Plaza, Suite 401, Woodland Park, New Jersey, which was renewed in February 2017 for an additional 10 years, is for 19,276 square feet of office space.  We have the right of first offer for adjacent space, if it becomes available. Our lease at 3377 Carmel Mountain Road, San Diego, California commenced in August 2015 for 48 months and includes 8,126 square feet. The lease contains one option to extend for an additional two years at our discretion. In October 2015, we renewed our lease at 1950 Roland Clarke Place, Suite 400, Reston, Virginia, for three years and three months.    The leased office facility includes approximately 4,952 square feet. The lease contains a renewal option for a term of two years at our discretion. Our lease at 200 Barr Harbor Drive, West Conshohocken, Pennsylvania for our sales office commenced in December 2015 and ended on June 30, 2016 with automatic renewals based on the original term of 6 months and can be cancelled by the Company providing 3 months notice to the landlord.

We do not own any real property.

ITEM 3.  LEGAL PROCEEDINGS AND OTHER MATTERS

We are not involved in any material legal proceedings or other legal matters at this time. However, from time to time, we may be involved in litigation that arises from the ordinary operations of business, such as contractual or employment disputes or other general actions. See Note 12 of the Notes to the Consolidated Financial Statements contained within this Annual Report on Form 10-K for a further discussion of potential commitments and contingencies related to legal proceedings.

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

	Sales Price
	2017
	High	Low
Year ended March 31, 2017
Fourth Quarter	$27.15	$19.70
Third Quarter	$27.27	$21.90
Second Quarter	$25.59	$20.07
First Quarter	$41.19	$19.25

	2016
Year ended March 31, 2016	High	Low
Fourth Quarter	$34.66	$21.01
Third Quarter	$31.83	$22.27
Second Quarter	$43.16	$25.07
First Quarter	$56.00	$40.84

As of May 16, 2017, we had 231 record holders of our common stock. The number of beneficial owners of our common stock is greater than the number of record holders because a portion of our common stock is held of record through brokerage firms in “street name.”

Dividend Policy

We have never declared or paid any cash dividends on our common stock, and we do not currently anticipate declaring or paying cash dividends on our common stock in the foreseeable future. We currently intend to retain our future earnings, if any, to finance the development and expansion of our business. Any future determination to pay dividends will be at the discretion of our Board and will depend on our financial condition, results of operations, capital requirements, restrictions contained in any financing instruments and such other factors as our Board deems relevant in its sole discretion. See “Risk Factors – Risks Related to our Common Stock –We do not intend to pay dividends on our common stock for the foreseeable future”.

Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The performance graph set forth below compares our cumulative total stockholder return since we commenced trading on February 3, 2015 through March 31, 2017, assuming an initial investment of $100 in our common stock, and in each of the NASDAQ Capital Market Composite Index and NASDAQ Telecommunications Index, and assumes the reinvestment of dividends. No dividends have been declared or paid on our common stock. The comparisons in the performance graph below are required by the SEC and are not intended to forecast or be indicative of possible absolute or relative future performance of our common stock, and we do not make or endorse any predictions as to future stockholder returns.

	2/3/2015	3/31/2015	9/30/2015	3/31/2016	9/30/2016	3/31/2017
pdvWireless, Inc. (PDVW)	$ 100.00	$ 125.00	$ 74.75	$ 85.85	$ 57.25	$ 54.63
NASDAQ Telecommunications (IXTC)	$ 100.00	$ 100.05	$ 90.80	$ 96.78	$ 107.06	$ 116.39
NASDAQ Capital Markets (RCMP)	$ 100.00	$ 102.83	$ 86.53	$ 78.52	$ 89.45	$ 104.72

Securities Authorized for Issuance Under Equity Compensation Plans

The Company awards stock options and restricted stock units to its employees meeting certain eligibility requirements under plans approved by its stockholders in 2004, 2010 and 2014, referred to as the “2004 stock option plan”, “2010 stock option plan,” and “2014 stock option plan”, respectively.

	Number of Shares to be Issued Upon Exercise of Outstanding Stock Options (1)	Weighted-Average Exercise Price of Outstanding Stock Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	1,783,595	$22.88	810,619
Equity compensation plans not approved by security holders	—	—	—

(1)	Does not include 248,556 restricted stock units.

Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any equity securities not registered under the Securities Act during the fiscal year ended March 31, 2017.

On May 18, 2015, we completed a public offering of our common stock in which we raised net proceeds of approximately $64.8 million.  We registered the shares of common stock issued in the offering on a Registration Statement on Form S-1 (File No. 333-203681), which the SEC declared effective on May 12, 2015.  Through March 31, 2017, we have used approximately $13.8 million of the net proceeds from this offering.  We did not complete any transaction in which we paid any of these proceeds, directly or indirectly, to our directors or officers, to any person owning 10% or more of any class of our equity securities, to any associate of any of the foregoing, or to any of our affiliates.  There has been no material change in the expected uses of the net proceeds from the offering as described in our Registration Statement.

Issuer Purchases of Equity Securities

We did not repurchase any equity securities during the fiscal year ended March 31, 2017.

ITEM 6.  SELECTED FINANCIAL DATA

The following sets forth our selected financial data on a historical basis. You should read the following summary of selected financial data in conjunction with our historical financial statements and the related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Annual Report. The consolidated statements of operations data for the years ended March 31, 2017, 2016 and 2015, and the consolidated balance sheet data at March 31, 2017 and 2016 are derived from our consolidated financial statements included elsewhere in this report. Our historical consolidated statement of operations data for the years ended March 31, 2014 and 2013 and our consolidated balance sheet data as of March 31, 2015 and 2014 have been derived from the historical financial statements audited by our independent auditors.  The historical results presented below are not necessarily indicative of financial results to be achieved in future periods.

Selected Consolidated Statement of Operations data:

	For the year ended March 31,
(in thousands, except share data)	2017	2016	2015	2014	2013
Operating revenues	$4,787	$3,544	$3,172	$3,540	$2,760
Loss from operations	$(32,783)	$(21,930)	$(14,163)	$(886)	$(1,015)
Net loss	$(39,186)	$(21,828)	$(14,714)	$(1,212)	$(1,240)
Net loss per common share basic and diluted	$(2.72)	$(1.54)	$(1.46)	$(9.56)	$(9.78)
Weighted-average common shares used to compute basic and diluted net loss per share	14,390,641	14,156,848	10,048,210	126,759	126,759

Selected Consolidated Balance Sheet data:

	As of March 31,
(in thousands)	2017	2016	2015	2014
Total assets	$245,486	$274,049	$227,828	$803
Notes payable	497	992	—	3,406
Total liabilities	17,590	11,864	13,622	5,011
Stockholders' equity (deficit)	$227,896	$262,185	$214,206	$(4,207)

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

Overview

We are a wireless communications carrier focused on utilizing our spectrum assets to develop and offer next generation network and mobile communication solutions to critical infrastructure and enterprise customers.  We are the largest holder of licensed spectrum in the Part 90 900 MHz band (i.e., 896-901 MHz paired with 935-940 MHz) throughout the contiguous United States, plus Hawaii, Alaska and Puerto Rico.  On average, we hold approximately 60% of the channels in our portion of the 900 MHz band in the top 20 metropolitan market areas in the United States.  We maintain offices in Woodland Park, New Jersey, Reston, Virginia, and San Diego, California.  We also maintain a sales office in West Conshohocken, Pennsylvania.

As our first priority, we have initiated and are currently pursuing a regulatory proceeding at the Federal Communications Commission (“FCC”) aimed at modernizing and realigning the Part 90 900 MHz spectrum band to increase its usability and capacity, including for the future deployment of broadband and other advanced technologies and services.  At the same time, we are exploring and developing network and mobile communication solutions, leveraging our spectrum, that address the unmet needs of our targeted critical infrastructure and enterprise customers.  For our first offering, we have deployed push-to-talk (“PTT”) networks and offer our DispatchPlusTM two-way radio service in seven major metropolitan market areas, including Atlanta, Baltimore/Washington, Chicago, Dallas, Houston, New York and Philadelphia.  DispatchPlus allows our enterprise customers to increase the productivity of their field-based workers and the efficiency of their dispatch and call center operations.  We are pursuing opportunities to offer additional network and mobile communication solutions to critical infrastructure and enterprise customers with our existing spectrum and currently available non-broadband technologies and, if we are successful with our FCC efforts, through the deployment of broadband and other advanced wireless service offerings.

In Fiscal 2016, we began offering our commercial PTT service, which we market as DispatchPlus, in seven major metropolitan areas throughout the United States, including Atlanta, Baltimore/Washington, Chicago, Dallas, Houston, New York and Philadelphia.  We developed DispatchPlus to address the needs of enterprises that value a tailored PTT solution addressing the management of their mobile workforce. These businesses typically operate within industry verticals such as construction, distribution, transportation, field services, waste management and hospitality. Given the nature of their operations, DispatchPlus offers these businesses several advantages over telephony and data-based services, including an easy-to-operate one-touch button, efficiency of communications and rugged equipment optimal for field use.  The operation of our DispatchPlus business is separate from, and not contingent on, the initiatives we are pursuing at the FCC or our other spectrum-related activities.

Our revenues are derived substantially from our DispatchPlus and pdvConnectTM offerings.  Our DispatchPlus service combines pdvConnect, our proprietary suite of mobile communication and workforce management applications, with state-of-the-art digital network architecture and mobile devices supplied by Motorola Solutions, Inc. (“Motorola”).  Developed for dispatch-centric businesses, and historically offered to customers who utilize Tier 1 cellular networks, pdvConnect is an easy to use and efficient mobile communication and workforce management solution that enables businesses to locate and communicate with their field workers and improve the documentation of work events and job status.  DispatchPlus gives customers the ability to instantly set up PTT communications – either privately (one-to-one) or with a group (one-to-many) – within their calling area with just the touch of a “button.”  In addition, DispatchPlus can help customers increase productivity through the delivery of real-time information from mobile workers to dispatch operators, including Global Positioning System (“GPS”) tracking and real time location, worker status, activity reporting and field event logging.  DispatchPlus can also integrate with corporate intranets and back-office systems, such as sales force automation, order entry, inventory tracking and customer relationship management.  DispatchPlus allows customers to deliver voice messages to any computer (via the internet), email address or to any phone in the U.S., thereby greatly enhancing the PTT communication capabilities of field workers and allowing them to communicate not only with personnel within their organizations, but also with suppliers, vendors and customers.  Also built with the commercial dispatch customer in mind, Motorola’s digital network architecture allows us to provide highly reliable, instant and wide-area PTT communication services to our customers.

Because our mobile workforce applications are cloud-based, there is no requirement for our customers to download software to their two-way radios before beginning to use DispatchPlus.  We offer customers our DispatchPlus service at a competitive monthly price that we believe is more attractive than the price they would pay for comparable services and functionality from the large Tier 1 carriers.

We intend to continue to enhance DispatchPlus and our future wireless business solutions to meet the demands of our customers based on their industry and individualized business needs. We also back our services with an enterprise-grade, dedicated customer support team.

To date, sales of our DispatchPlus service have been slower to ramp-up than our initial expectations for a number of reasons, including but not limited to, the performance of our indirect third-party sales representatives, longer initial sales cycles, and coverage gaps in certain markets due to delays in our deployment of planned sites.  We continue to develop and implement sales and marketing programs for our DispatchPlus service to drive increased customer acquisition and revenue growth.  Our progress in the growth of our sales funnel and positive customer feedback provide us with optimism about our future sales opportunities.  We are currently focusing our resources in the markets where we have commenced service.  That focus includes trialing and implementing a number of sales and marketing initiatives and strategies aimed at increasing sales of our DispatchPlus service and continuing to develop and grow a predictable sales funnel and process.  These initiatives include:

•	Identifying and targeting high-value, business customers that we believe will benefit from our DispatchPlus service;
•	Focusing our advertising and marketing efforts to more clearly communicate the benefits of our services to business customers in our targeted market verticals;
•	Developing and bringing to market innovative features that continue to differentiate us from other wireless communications service providers that provide PTT solutions;
•	Providing additional incentive programs, both to our third-party sales representatives and to our customer prospects;
•	Building and trialing a business development direct sales team in one of our seven markets and adding limited direct sales resources in the other markets;
•

Orienting our sales and marketing organizational structure to track the distinct channels of distribution we are employing in our market areas and to bring added focus to the different types of potential customer accounts and related sales and marketing processes;

•	Developing a centralized business development and telesales team to increase the flow of qualified leads and sales across all of our market areas; and
•	Developing alternate third-party sales channel strategies and identifying new sources of sales and leads in our targeted market verticals.

We intend to continue to focus our efforts on the initial seven markets where we have commenced service until we prove out our DispatchPlus business model in those markets.  We have prepared for the potential future rollout of our DispatchPlus service in more than thirteen additional markets by completing initial network designs, and in some markets, performing additional site development activities.  We believe this approach will allow us to more quickly and effectively proceed with new market deployments when we determine it is best to do so.  We also believe this approach will provide us with additional time and financial flexibility to refine our longer-term strategies, including those related to our Joint Petition.

Our spectrum is our most valuable asset.  Although we can use our spectrum for our existing DispatchPlus business and for other narrowband and wideband wireless services without the need to obtain any further FCC authorizations or rule modifications, many of the future business opportunities that we have identified require higher bandwidth than we possess given the current configuration of our spectrum.  As a result, we are pursuing a number of initiatives to increase the usability, efficiency and capacity of our 900 MHz spectrum.

In November 2014, we and the Enterprise Wireless Alliance (“EWA”) submitted a Joint Petition for Rulemaking to the FCC to propose the realignment of a portion of the 900 MHz band from narrowband to broadband.  We welcomed EWA’s partnership because of its multi-decade role as a trade association representing the spectrum interests of a broad range of business enterprise, critical infrastructure and commercial service providers.  We and EWA believe this realignment is consistent with the FCC’s mandate to promote more efficient use of limited spectrum resources generally and its ongoing efforts to make more spectrum available for broadband services specifically, particularly in the spectrum bands below 1 GHz.  In response to the Joint Petition for Rulemaking, the FCC issued a public notice requesting comments from interested parties and asked a number of questions about the proposal. A number of parties, including several incumbent licensees, filed comments with the FCC expressing their views, including both support and opposition.  Some raised, technical and other questions about the proposal.  In May 2015, we and EWA filed proposed rules with the FCC related to our Joint Petition for Rulemaking.  Comments on the proposed rules were filed in June 2015 and reply comments in July 2015. The proposed rules outline our recommended procedural and technical operating parameters, including field strength limits, processes related to the administration and sequencing of the proposed realignment of the 900 MHz band, and requirements for the broadband operators to provide comparable facilities to incumbent licensees, to pay the cost of their realignment, and to utilize an emission mask with advanced filtering capability specifically designed to protect licensees adjacent to the proposed broadband portion of the 900 MHz band.

  In September 2016, an item was placed on circulation with the Commissioners’ offices at the FCC related to the Joint Petition.  We are currently waiting for the FCC to vote on and, if adopted, release the text of its decision.  The FCC’s action may take a number of forms ranging from a Notice of Proposed Rulemaking, to a Notice of Inquiry, to a dismissal of the Joint Petition without further action.  Although the FCC has not announced a decision on the Joint Petition, we currently believe that the most likely outcome is that the FCC will adopt a Notice of Inquiry as the next step in the process.  A Notice of Inquiry is a vehicle for the FCC to gather additional information for the record.  If the FCC elects to adopt a Notice of Inquiry, it could request additional information and input on the optimal use of the 900 MHz band generally.  A Notice of Inquiry could also request information on the specific issues and proposed solutions raised by us and other commentators in the Joint Petition proceeding, as well as in other proceedings involving the 900 MHz spectrum that were initiated by third parties.   The adoption of a Notice of Inquiry would not mean that the FCC has accepted or denied our Joint Petition, or that our Joint Petition will or will not ultimately result in a Notice of Proposed Rulemaking.  We continue to believe in the merits of our proposal, and that our Joint Petition is consistent with the FCC’s practices and policies.  Nevertheless, obtaining a favorable result from the FCC may take a significant amount of time and resources. Moreover, there is no assurance that the FCC will ultimately approve our Joint Petition or will conduct a rulemaking proceeding along the lines originally advocated by us.

To support our Joint Petition, we have met, and intend to continue to meet, with a number of incumbent licensees, critical infrastructure enterprises, and other interested parties in the 900 MHz band, including a number of those who submitted comments to the FCC regarding our Joint Petition for Rulemaking.  Our goals with these discussions are: to develop a better understanding of their business needs and overall requirements for wireless solutions; to gain a better understanding of the size of the incumbent base and the nature of the systems they are currently operating; to determine the interest that particular critical infrastructure entities might have in gaining access to wireless broadband capabilities to complement their own business operations and initiatives (for example, supporting power grid modernization requirements or monitoring and/or controlling their own system or network elements via machine-to-machine type services); and to propose voluntary license relocation opportunities to certain incumbents.  With certain incumbent licensees, we are continuing to attempt to build consensus and to resolve any concerns they have expressed regarding our Joint Petition; with others, we are soliciting their support and cooperation to structure and implement mutually beneficial relocations; and with select critical infrastructure enterprises, we are jointly investigating how our contemplated future broadband capabilities could be employed to meet their anticipated needs and future operating plans. We anticipate that the next stage of the FCC’s review process will afford these companies and other similarly situated companies with the opportunity to put on the record their needs and unique requirements for broadband and other next generation technologies.

Basis of Presentation

Our financial statements for the fiscal year ended March 31, 2017 and 2016 and our financial condition and results of operations reflect the following corporate events that have occurred during or prior to the periods is presented below.

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

Sprint APA.  On May 13, 2014, we entered into the an Asset Purchase Agreement to acquire:  (i) FCC licenses for coverage areas nationwide in the 900 MHz band and (ii) certain 900 MHz equipment (the “Spectrum Assets”) from Sprint for a total of $100 million, which we paid in the form of $90 million in cash and $10 million paid in 500,000 shares of our common stock (at a price equal to $20.00 per share). Pursuant to our agreement with Sprint, we delivered $13.5 million to Sprint as a deposit against our purchase of the Spectrum Assets following the close of our June 2014 private placement. In September 2014, we obtained the necessary approvals from the FCC to transfer the FCC licenses from Sprint to us, and we then completed the closing of the purchase and sale of the Spectrum Assets by issuing 500,000 shares of our common stock and delivering the balance of the $90 million purchase price to Sprint.

June 2014 Private Placement. On June 10, 2014, we completed the June 2014 private placement in which we sold 10,925,000 shares of common stock at a purchase price of $20.00 per share in a  transaction exempt from registration under the Securities Act. FBR Capital Markets & Co. acted as the initial purchaser/placement agent for the June 2014 private placement. The net proceeds from the June 2014 private placement, after deducting our offering expenses and the payment of initial purchaser/placement agent discount or placement fees, were approximately $202 million. At the closing of the June 2014 private placement, we placed approximately 96% of the proceeds from the June 2014 private placement (net of any initial purchaser’s/placement agent’s discount and placement fees) in the PDV Investor Trust, a Delaware statutory trust pending the closing of the purchase and sale of the Spectrum Assets. On September 15, 2014, we completed that closing and the proceeds held in the PDV Investor Trust were distributed to us.

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

(v) the termination and exchange of outstanding warrants to purchase 661,581 shares of Series AA Preferred Stock into 29,809 shares of our common stock, which was completed immediately prior to the completion of the June 2014 private placement; and

(vi) the amendment of outstanding redeemable convertible promissory notes (the “Redeemable Notes”), in the aggregate principal amount of $1,016,956, to provide that the Redeemable Notes would automatically be converted into that number of shares of our common stock equal to (A) the sum of 140% of the outstanding principal amount plus the outstanding interest on such Redeemable Notes through the conversion date divided by (B) $20.00 per share, contingent upon the occurrence of the closing of the purchase and sale of the Spectrum Assets. Following that closing, the Redeemable Notes were converted into 77,733 shares of our common stock.

Motorola Reseller Agreement. We entered into a reseller agreement with Motorola on May 15, 2014, under which we agreed to purchase, and Motorola agreed to provide us with,  their digital technology that we are utilizing to deploy our PTT network and the mobile handsets and devices we are offering to our customers on that network.

Motorola Spectrum Leasing.  Additionally, in September 2014, Motorola invested $10 million in our subsidiary PDV Spectrum Holding Company, LLC, that we formed to hold all of the 900 MHz spectrum we acquired from Sprint. Motorola’s ownership interests in the subsidiary is convertible into shares of our common stock at a price equal to $20.00 per share, at the option of either Motorola or us. Motorola is not entitled to any economics from the operations of our subsidiary. We also entered into a spectrum rights agreement pursuant to which we agreed to lease certain quantities of our 900 MHz spectrum to Motorola. Upon executing the agreement, Motorola paid us $7.5 million as an upfront, fully-paid leasing fee.

Effectiveness of Registration Statement and Listing on The NASDAQ Capital Market. On January 26, 2015, the SEC declared effective our registration statement on Form S-1 relating to the resale of 11,925,000 shares of common stock held by the selling stockholders (including 500,000 shares of common stock issuable upon the conversion of the Class B Units of our subsidiary, PDV Spectrum Holding Company, LLC, issued to Motorola). We did not and will not receive any proceeds from any sales by the selling stockholders. On February 3, 2015, shares of our common stock were listed for trading on The NASDAQ Capital Market under the symbol “PDVW.”

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

Summary of Significant Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, our actual results could differ from those based on such estimates and assumptions. Further, to the extent that there are differences between our estimates and our actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical performance, as these policies relate to the more significant areas involving our judgments and estimates.

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

Revenue Recognition.  We recognize revenue in the period that persuasive evidence of an arrangement exists, delivery of the product has occurred or services have been rendered, we are able to determine the amount of revenue and when the collection of such amount is considered probable.  In accordance with the guidance provided in Accounting Standards Codification (“ASC”) Topic 605-45-45, (Revenue Recognition – Principal Agent Considerations),  we have determined that we are the primary obligor with respect to the service revenue derived from sales of our software applications through our Tier I domestic carrier partners. As a result, revenue is recorded at the gross amount billed to end-user customers for sales through these carrier partners. We recognized service revenue for our international carrier (which business relationship terminated in July 2015) on the net amount billed since we determined that we were not the primary obligor. We also sell service and applications directly to end-users, which are billed and collected directly by us.

In September 2014, Motorola paid us an upfront, fully-paid leasing fee of $7.5 million in order to lease a portion of our wireless spectrum licenses. The payment of the fee is accounted for as deferred revenue on our Consolidated Balance Sheets. We recognize leasing revenue in accordance with ASC Topic 840, (Leases). The fee is amortized using the straight-line method over the lease term of approximately ten years, which represents the time period in which the benefits of the leased property are expected to be depleted.

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

Stock compensation. For purposes of calculating stock-based compensation, we estimate the fair value of stock options using a Black-Scholes option-pricing  model. The determination of the fair value of option-based compensation utilizing the Black-Scholes model is affected by a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends.  The expected term and volatility is based on the historical volatility of our common stock along with comparable public companies within our industry since we have a short history regarding these variables.  The risk-free interest rate assumption is based on the U.S. Treasury yield curve in effect at the time of the grant for periods corresponding with the expected life of the options.  The dividend yield assumption is zero since we have never paid and do not anticipate paying any cash dividends in the foreseeable future.  In addition, we will continue to estimate the number of equity awards that are expected to vest based on historical forfeiture rates.

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

Intangible Assets. Intangible assets are wireless licenses that will be used to provide us with the exclusive right to utilize designated radio frequency spectrum to provide wireless communication services. While licenses are issued for only a fixed time, generally ten years, such licenses are subject to renewal by the FCC. License renewals have occurred routinely and at nominal cost in the past. There are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of our wireless licenses. As a result, we have determined that the wireless licenses should be treated as an indefinite-lived intangible asset. We will evaluate the useful life determination for our wireless licenses each year to determine whether events and circumstances continue to support our treatment as an indefinite useful life asset.

The licenses are tested for impairment on an aggregate basis, as we will be utilizing the wireless licenses on an integrated basis as a part of developing our nationwide network. Before employing detailed impairment testing, we first evaluate the likelihood of impairment by considering relevant qualitative factors that may have a significant bearing on fair value. If we determine that it is more likely than not that the wireless licenses are impaired, we will apply a quantitative analysis including detailed testing methodologies. Otherwise, we conclude that no impairment exists. In the event a quantitative analysis is required, we consider estimates of valuation methods to perform the test of the fair values of the wireless licenses using, among other things, market based and discounted cash flow approaches.

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

Income taxes. We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities as well as from net operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is established when it is estimated that it is more likely than not that the tax benefit of a deferred tax asset will not be realized.

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

As an EGC, we are also eligible to take advantage of the extended transition period, provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. Thus, we could delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Nevertheless, we have elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards not later than the relevant dates on which adoption of such standards is required for other public companies.

Results of Operations

Comparison of the years ended March 31, 2017 and 2016

The following table sets forth our results of operations for the fiscal years ended March 31, 2017 and 2016 (“Fiscal 2017” and “Fiscal 2016”, respectively). The period to period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

(dollars in thousands, except share data)	For the year ended March 31,
	2017	2016
Operating revenues
Service revenue	$3,618	$2,625
Spectrum lease revenue	729	729
Other revenue	440	190
Total operating revenues	4,787	3,544
Cost of revenue
Sales and service	7,049	3,469
Gross (loss) profit	(2,262)	75
Operating expenses
General and administrative	22,553	16,726
Sales and support	5,652	3,956
Product development	2,316	1,323
Total operating expenses	30,521	22,005
Loss from operations	(32,783)	(21,930)
Interest expense	(5)	(3)
Interest income	128	104
Other (expense) income	(28)	1
Loss before income taxes	(32,688)	(21,828)
Income tax expense	6,498	—
Net loss	$(39,186)	$(21,828)
Net loss per common share basic and diluted	$(2.72)	$(1.54)
Weighted-average common shares used to compute basic and diluted net loss per share	14,390,641	14,156,848

Operating revenues. Service revenue increased by  $1.0 million, or 38%, to $3.6 million for Fiscal 2017 from $2.6 million for Fiscal 2016. The increase is primarily attributable to our growing DispatchPlus business.  The increase of $0.2 million in Other revenue resulted from higher sales and rentals of our equipment for the DispatchPlus business.

Cost of revenue. Cost of revenue for Fiscal 2017 increased by $3.5 million, or 103%, to $7.0 million from $3.5 million for Fiscal 2016.  The increase is attributable to the costs to maintain our launched PTT networks for our DispatchPlus business of $2.8 million, costs associated with sites that are no longer under construction of $0.5 million, along with the costs of equipment sold of $0.2 million.

Gross (loss) profit. Gross profit decreased by $2.3 million to a gross (loss) of ($2.2 million). The primary drivers for the decline were the costs incurred to support our DispatchPlus business.

General and administrative expenses. General and administrative expenses for Fiscal 2017 increased by $5.8 million, or 35%, from $16.7 million for Fiscal 2016. The increase in general and administrative expenses for the year is primarily driven by $4.9 million for consulting and other services related to our spectrum initiatives, principally the First Responder Network Authority (“FirstNet”) opportunity.  In addition, there was an increase of $1.1 million related to headcount and related costs.

Sales and support expenses. Sales and support expenses increased by $1.7 million, or 43%, to $5.7 million for Fiscal 2017 from $4.0 million for Fiscal 2016. The increase in expenses is due primarily to a $0.7 million increase in staff and compensation related costs, $0.5 million for dealer commissions, and $0.3 million in costs for marketing initiatives.

Product development expenses. Product development expenses increased by $1.0 million, or 75%, to $2.3 million for Fiscal 2017 from $1.3 million for Fiscal 2016. This increase in expense was due primarily to a $0.7 million increase in headcount related costs, along with $0.3 million in professional services related to our strategic initiatives.

Interest expense. Interest expense for Fiscal 2017 remained relatively unchanged.

Other (Expense)/Income.  Other (expense) for Fiscal 2017 related mainly to the loss on disposal for DisptachPlus equipment.

Income tax expense.  In Fiscal 2017, we recorded a non-cash charge of $6.5 million primarily as a result of an adjustment to the valuation allowance against all of our deferred tax assets.

Comparison of the years ended March 31, 2016 and 2015

The following table sets forth our results of operations for Fiscal 2016 and the fiscal year ended March 31, 2015 (“Fiscal 2015”). The period to period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

(dollars in thousands, except share data)	For the year ended March 31,
	2016	2015
Operating revenues
Service revenue	$2,625	$2,777
Spectrum lease revenue	729	395
Other revenue	190	—
Total operating revenues	3,544	3,172
Cost of revenue
Service	3,469	1,063
Gross profit	75	2,109
Operating expenses
General and administrative	16,726	13,458
Sales and support	3,956	1,813
Product development	1,323	1,001
Total operating expenses	22,005	16,272
Loss from operations	(21,930)	(14,163)
Interest expense	(3)	(571)
Interest income	104	20
Other income	1	—
Net loss	$(21,828)	$(14,714)
Net loss per common share basic and diluted	$(1.54)	$(1.46)
Weighted-average common shares used to compute basic and diluted net loss per share	14,156,848	10,048,210

Operating revenues. Service revenue decreased $0.2 million, or 5.5%, to $2.6 million for Fiscal 2016 from $2.8 million for the Fiscal 2015. The decrease can be primarily attributed to the termination of our agreement with our international carrier, $0.1 million.  The remaining decrease was due to higher churn in our historical pdvConnect service offering partially offset by revenue from our DispatchPlus service offering.  The increase of $0.3 million, or 84.6%, for the spectrum lease revenue resulted from the revenue derived from the spectrum lease to Motorola that began on September 15, 2014.  Other revenue resulted from the equipment sales and rentals of our equipment for our DispatchPlus business that began in Fiscal 2016.

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

Interest expense. Interest expense for Fiscal 2016 decreased by $0.6 million to $3,000 from $0.6 million for Fiscal 2015. The amount in Fiscal 2015 pertains to loans with a related party that were paid within the fiscal year.  The Fiscal 2016 amount relates to our promissory note issued in connection with the acquisition of wireless licenses.

Liquidity and Capital Resources

At March 31, 2017, we had cash and cash equivalents of $124.1 million.

Our accounts receivable are heavily concentrated in one of our Tier 1 domestic carrier partners. As of March 31, 2017, our accounts receivable balance was approximately $636,000, of which approximately $427,000, or 67%, was due from a Tier 1 domestic carrier.

Net cash (used) provided by operating activities. Net cash used by operating activities was $26.6 million in Fiscal 2017 and $19.8 million in Fiscal 2016; while net cash provided by operating activities was $4.3 million in Fiscal 2015.  The majority of net cash used by operating activities in Fiscal 2017 resulted from the net loss of $39.2 million and a decrease in accounts payable and accrued expenses of $0.4 million.  These changes were partially offset by stock compensation expense of $4.7 million and deferred income taxes of $6.5 million.  The majority of net cash used by operating activities in Fiscal 2016 resulted from the net loss of $21.8 million and a decrease in accounts payable and accrued expenses of $2.6 million.  These changes were partially offset by stock compensation expense of $5.0 million.  The majority of net cash provided in Fiscal 2015 resulted from Motorola’s spectrum lease for $7.5 million as well as an increase in accounts payable and accrued expenses. This was partially offset by the increased needs in working capital in support of the launch of our DispatchPlus service, which included increased headcount.

Net cash used by investing activities. Net cash used by investing activities was $2.4 million, $11.2 million and $96.6 million for Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively. For the year ended March 31, 2017, the net cash used by investing activities principally resulted from $1.6 million for the buildout of our PTT networks for our new DispatchPlus business and $0.8 million for spectrum acquisitions.  For the year ended March 31, 2016, the net cash used by investing activities principally resulted from $9.1 million for the buildout of our PTT networks for our DispatchPlus business and $2.1 million for spectrum acquisitions.  The majority of net cash used in investing activities during Fiscal 2015 resulted from a $90.3 million payment to Sprint for the Spectrum Assets, and approximately $6.3 million in support of the buildout of our network for the launch of our DispatchPlus business.

Net cash (used) provided from financing activities.  Net cash used by financing activities was $0.3 million in Fiscal 2017.  Net cash provided from financing activities was $64.5 million and $212.2 million for Fiscal 2016 and Fiscal 2015, respectively.  For Fiscal 2017, the net cash used by financing activities primarily resulted from the installment payment for our note payable of $0.5 million. For Fiscal 2016, the net cash from financing activities primarily resulted from the follow-on public offering that was completed in May 2015.  The majority of net cash provided by financing activities during Fiscal 2015 resulted from our June 2014 Private Placement.

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

Proceeds from the June 2014 Private Placement. On June 10, 2014, we completed a private placement in which we sold 10,925,000 shares of common stock at a purchase price of $20.00 per share to certain investors in reliance on exemptions from registration under the Securities Act. The net proceeds from the June 2014 Private Placement were approximately $202.0 million. We used $90.0 million of the net proceeds from the June 2014 Private Placement, plus $10.0 million in shares of our common stock, to acquire the Spectrum Assets from Sprint. In connection with the closing of the purchase and sale of the Spectrum Assets, PDV Spectrum Holding Company, LLC, our subsidiary, entered into an agreement with Motorola in which it agreed to lease a portion of the FCC licenses we acquired from Sprint in exchange for an upfront, fully-paid leasing fee of $7.5 million and a $10.0 million investment in the Class B Units of PDV Spectrum Holding Company, LLC. Motorola has the right at any time to convert its 500,000 Class B Units into 500,000 shares of our common stock, representing a conversion price of $20.00 per share. We also have the right to require Motorola’s conversion into shares of our common stock at our election. Motorola is not entitled to any assets, profits or distributions from the operations of our subsidiary. The Class B Units have no redemption or call provisions and can only be converted into shares of the Company.

Proceeds from the January 2015 Private Placement. On January 26, 2015, we completed a private placement with a secondary closing on January 30, 2015. We sold 57,470 shares of common stock at a purchase price of $25.00 per share to certain accredited investors in reliance on exemptions from registration under the Securities Act. The net proceeds from the January 2015 Private Placement were approximately $1,386,000. The purpose of the 2015 Private Placement was to secure additional round lot stockholders to enable us to satisfy the initial listing standards of The NASDAQ Capital Market. We used the net proceeds for general corporate purposes, including working capital.

We intend to continue to focus our efforts on the initial seven markets where we have deployed our DispatchPlus service until we prove out our DispatchPlus business model in those markets.  We have prepared for the rollout of our DispatchPlus service in more than thirteen additional markets by completing initial network designs and, in some markets, additional site development activities.  We believe this approach will allow us to more quickly and effectively proceed with new market deployments when we determine it is best to do so.  We also believe this approach will provide us with additional time and financial flexibility to refine our longer term strategies including those related to our Joint Petition.

Our future capital requirements will depend on many factors, including: the timing and amount of the revenues we generate from our DispatchPlus services and other network and mobile communication solutions we elect to offer; the development of new service offerings; the cost and success of our sales and marketing activities and initiatives; the timeline and results of our Joint Petition; the expenses associated with our other spectrum initiatives; and our ability to control our operating expenses related to our DispatchPlus business and spectrum activities and initiatives.  We believe our cash and cash equivalents on hand will be sufficient our financial obligations through at least the next 12 months.

We cannot predict with certainty when, if ever, we will require additional capital to further fund our current or future business plans and initiatives. Presently, we intend to cover our future operating expenses through cash on hand and from revenue derived primarily from our planned sales of our DispatchPlus services and product offerings.  We may experience greater than expected cash usage to support our operating activities and business plan and/or our revenues may be lower than, or take more time to develop, than we anticipate. See “Risk Factors”  in this Annual Report for risks and uncertainties that could cause our operating costs to be more than we currently anticipate and/or our revenue and operating results to be lower than we currently anticipate. As a result, we cannot provide assurance that we will not require additional funding in the future. In addition, we intend to acquire businesses, technologies or spectrum or license technologies from third parties for or in connection with our spectrum initiatives.  We also intend to pursue the development and offering of additional next generation network and mobile communications solutions. We may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions or license these technologies or pursue spectrum opportunities. However, we cannot be sure that additional financing will be available if and when needed, or that, if available, we can obtain financing on terms favorable to us and our stockholders. Any failure to obtain financing when required would have a material adverse effect on our business, operating results, financial condition and liquidity.

Warranties. Our agreements with our customers generally include certain provisions for indemnifying them against liabilities if our services infringe a third-party’s intellectual property rights or for other specified reasons.

Contractual Obligations and Indebtedness

Leases. We are obligated under certain lease agreements for office space. These leases expire on January 7, 2019 through March 31, 2027. Rent expense amounted to $1.9 million, $1.1 million and $0.2 million for Fiscal 2017, 2016 and 2015, respectively.  For Fiscal 2017 and Fiscal 2016, $1.4 million and $0.7 million, respectively, of the total rent expense was classified in cost of revenue and the remainder of $0.5 million and $0.4 million, respectively, was classified in operating expenses in the Consolidated Statements of Operations.  Total rent expense for Fiscal 2015 was classified in operating expenses in the Consolidated Statements of Operations.

We entered into multiple lease agreements for tower site locations related to the new DispatchPlus business. The lease expiration dates range from February 28, 2020 to June 30, 2026.

As of March 31, 2017, our contractual obligations, including estimated payments due by fiscal year, are as follows:

(in thousands)	Payments due by Fiscal Year
	Total	2018	2019-2020	2021-2022	After 2022
Operating lease obligations(1)	$14,015	$1,583	$4,058	$3,172	$5,202
Promissory note obligation(2)	497	497	—	—	—
Asset retirement obligations(3)	267	—	10	129	128
Total	$14,779	$2,080	$4,068	$3,301	$5,330

(1)

Represents aggregate rentals, under non-cancellable leases for office and tower site locations (exclusive of real estate taxes, utilities, maintenance and other costs borne by us) for the remaining terms of the leases as described in Note 12 in the Notes to the Consolidated Financial Statements in this Annual Report for further information.

(2)	Represents the promissory note in exchange for wireless licenses. See Note 8 in the Notes to the Consolidated Financial Statements in this Annual Report for further information.
(3)	Represents the asset retirement obligations we have for our tower site locations. See Note 2 in the Notes to the Consolidated Financial Statements in this Annual Report for further information.

Off-balance sheet arrangements

During Fiscal 2017, 2016 and 2015, we did not have any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed in Item 15 are filed as part of this report and appear on pages F-2 through F-24.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and or Chief Financial Officer, we conducted an evaluation of the effectiveness, as of March 31, 2017, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), were effective as of the end of the period covered by this Annual Report.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act).

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

Management, under the supervision of our Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, management determined that, as of March 31, 2017, the Company maintained effective internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our directors, executive officers and corporate governance, including our Code of Business Conduct, will be included in the proxy statement for the 2017 annual meeting of the Company’s stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference. The full text of our Code of Business Conduct, which is the code of ethics that applies to all of our officers, directors and employees, can be found in the “Investors” section of our website accessible to the public at www.pdvwireless.com.

ITEM 11.  EXECUTIVE COMPENSATION

Information relating to our executive compensation will be included in the proxy statement for the 2017 annual meeting of the Company’s stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to the security ownership of certain beneficial owners and management will be included in the proxy statement for the 2017 annual meeting of the Company’s stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information relating to certain relationships and related transactions and director independence will be included in the proxy statement for the 2017 annual meeting of the Company’s stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to principal accountant fees and services will be included in the proxy statement for the 2017 annual meeting of the Company’s stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following consolidated financial statements of the Company appear on pages F-2 through F-24 of this report and are incorporated by reference in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements

Consolidated Balance Sheets as of March 31, 2017 and 2016

Consolidated Statements of Operations for each of the three Years Ended March 31, 2017, 2016, and 2015

Consolidated Statements of Stockholders’ Equity/(Deficiency) for each of the three Years Ended March 31, 2017

Consolidated Statements of Cash Flows for each of the three Years Ended March 31, 2017, 2016, and 2015

Notes to Consolidated Financial Statements

(a)(2) All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) The exhibits listed in the accompanying Exhibit Index are either filed with this Annual Report or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in Woodland Park, State of New Jersey, on June 6, 2017.

pdvWireless, Inc.

By:	/s/ John C. Pescatore
John C. Pescatore
Chief Executive Officer and President

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John C. Pescatore and Timothy A. Gray, and each of them individually, as the undersigned’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for the undersigned and in the undersigned’s name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their respective substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian McAuley Brian McAuley	Chairman of the Board	June 6, 2017

/s/ Morgan O’Brien Morgan O’Brien	Vice Chairman of the Board	June 6, 2017

/s/ John C. Pescatore John C. Pescatore	Director, President and Chief Executive Officer (Principal Executive Officer)	June 6, 2017

/s/ Timothy A. Gray Timothy A. Gray	Chief Financial Officer (Principal Financial and Accounting Officer)	June 6, 2017

/s/ T. Clark Akers T. Clark Akers	Director	June 6, 2017

/s/ Paul Saleh Paul Saleh	Director	June 6, 2017

/s/ Peter Schiff Peter Schiff	Director	June 6, 2017

/s/ John C. Sites John C. Sites	Director	June 6, 2017

/s/ Mark Hennessy	Director	June 6, 2017
Mark Hennessy

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
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

10.12†

Asset Purchase Agreement, dated May 13, 2014, by and among the Company and FCI 900, Inc., ACI 900, Inc., Machine License Holding, LLC, Nextel WIP License Corp., and Nextel License Holdings 1, Inc. (filed as Exhibit 10.14 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156))

10.13

Letter Amendment to the Asset Purchase Agreement, dated May 28, 2014, by and among the Company and FCI 900, Inc., ACI 900, Inc., Machine License Holding, LLC, Nextel WIP License Corp., and Nextel License Holdings 1, Inc. (filed as Exhibit 10.15 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156))

10.14†

Management Services Agreement, dated September 15, 2014, by and between Sprint Spectrum, L.P. and the Company (filed as Exhibit 10.18 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156))

10.15†

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

10.17+

pdvWireless, Inc. Executive Severance Plan (filed as Exhibit 99.1 to the Current Report on Form 8-K, filed with the SEC on March 27, 2015 and incorporated herein by reference (File No. 001-36827-15731791))

10.18+

Form of pdvWireless, Inc. Executive Severance Plan Participation Agreement (filed as Exhibit 99.2 to the Current Report on Form 8-K, filed with the SEC on March 27, 2015 and incorporated herein by reference (File No. 001-36827-15731791))

10.19+

Executive Form of Performance-Based Stock Option Agreement and Grant Notice under the 2014 Stock Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, filed with the SEC on February 16, 2016 and incorporated herein by reference)

10.20+

Executive Form of Performance-Based Restricted Stock Units Agreement and Grant Notice under the 2014 Stock Plan (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, filed with the SEC on February 16, 2016 and incorporated herein by reference)

10.21+

Non-employee Director Form of Restricted Stock Award Agreement and Grant Notice under the 2014 Stock Plan (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, filed with the SEC on February 16, 2016 and incorporated herein by reference)

10.22+

Executive Form of Time-Based Stock Option Agreement and Grant Notice under the 2014 Stock Plan (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, filed with the SEC on February 16, 2016 and incorporated herein by reference)

10.23+

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

pdvWireless, Inc.

We have audited the accompanying consolidated balance sheets of pdvWireless, Inc. as of March 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity/(deficiency), and cash flows for each of the three years ended March 31, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of pdvWireless, Inc. as of March 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years ended March 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

/s/ PKF O’Connor Davies, LLP

New York, New York

June 6, 2017

pdvWireless, Inc.

Consolidated Balance Sheets

March 31, 2017 and 2016

(dollars in thousands, except share data)

	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$124,083	$153,463
Accounts receivable, net of allowance for doubtful accounts of $53 and $3	636	528
Inventory	128	93
Prepaid expenses and other current assets	874	907
Total current assets	125,721	154,991
Property and equipment	14,509	15,120
Intangible assets	104,676	103,656
Capitalized patent costs, net	210	222
Other assets	370	60
Total assets	$245,486	$274,049
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$3,399	$3,781
Accounts payable - officers	36	44
Current portion of note payable	497	494
Deferred revenue	789	745
Total current liabilities	4,721	5,064
Noncurrent liabilities
Long-term portion of note payable	—	497
Deferred revenue	5,033	5,648
Deferred income taxes	6,498	—
Other liabilities	1,338	655
Total liabilities	17,590	11,864
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized and no shares outstanding at March 31, 2017 and March 31, 2016	—	—
Common stock, $0.0001 par value per share, 100,000,000 shares authorized and 14,358,564 shares issued and outstanding at March 31, 2017 and 14,300,790 shares issued and outstanding at March 31, 2016	1	1
Additional paid-in capital	330,566	325,669
Accumulated deficit	(102,671)	(63,485)
Total stockholders' equity	227,896	262,185
Total liabilities and stockholders' equity	$245,486	$274,049

See accompanying notes to consolidated financial statements

pdvWireless, Inc.

Consolidated Statements of Operations

Years Ended March 31, 2017, 2016 and 2015

(dollars in thousands, except share data)

	2017	2016	2015
Operating revenues
Service revenue	$3,618	$2,625	$2,777
Spectrum lease revenue	729	729	395
Other revenue	440	190	—
Total operating revenues	4,787	3,544	3,172
Cost of revenue
Sales and service	7,049	3,469	1,063
Gross (loss) profit	(2,262)	75	2,109
Operating expenses
General and administrative	22,553	16,726	13,458
Sales and support	5,652	3,956	1,813
Product development	2,316	1,323	1,001
Total operating expenses	30,521	22,005	16,272
Loss from operations	(32,783)	(21,930)	(14,163)
Interest expense	(5)	(3)	(571)
Interest income	128	104	20
Other (expense) income	(28)	1	—
Loss before income taxes	(32,688)	(21,828)	(14,714)
Income tax expense	6,498	—	—
Net loss	$(39,186)	$(21,828)	$(14,714)
Net loss per common share basic and diluted	$(2.72)	$(1.54)	$(1.46)
Weighted-average common shares used to compute basic and diluted net loss per share	14,390,641	14,156,848	10,048,210

See accompanying notes to consolidated financial statements

pdvWireless, Inc.

Consolidated Statement of Stockholders’ Equity/(Deficiency)

Years Ended March 31, 2017, 2016 and 2015

(dollars in thousands, except share data)

	Number of Shares
	Preferred stock series AA	Common stock	Preferred stock series AA	Common stock	Additional paid-in capital	Accumulated deficit	Total
Balance at March 31, 2014	748,722	126,759	$20,526	$—	$2,210	$(26,943)	$(4,207)
Conversion of preferred stock series AA to common shares	(748,722)	748,722	(20,526)	—	20,526	—	—
Effects of exchange of 661,581 warrants to common shares	—	29,809	—	—	—	—	—
Effects of exchange of convertible notes to common shares	—	77,733	—	—	1,555	—	1,555
Effects of exchange of notes payable to common shares	—	65,000	—	—	1,300	—	1,300
Common shares issued for intangible asset	—	500,000	—	—	10,000	—	10,000
Motorola investment	—	—	—	—	10,000	—	10,000
Issuance of stock on June 10, 2014, net of closing costs	—	10,925,000	—	1	201,921	—	201,922
Issuance of stock on January 26 and 30, 2015, net of closing costs	—	57,470	—	—	1,387	—	1,387
Equity based compensation	—	83,804	—	—	6,964	—	6,964
Net loss	—	—	—	—	—	(14,714)	(14,714)
Balance at March 31, 2015	—	12,614,297	—	1	255,863	(41,657)	214,207
Issuance of stock, net of closing costs	—	1,725,000	—	—	64,791	—	64,791
Equity based compensation*	—	41,991	—	—	4,970	—	4,970
Stock option exercises	—	3,306	—	—	45	—	45
Net loss	—	—	—	—	—	(21,828)	(21,828)
Balance at March 31, 2016	—	14,384,594	—	1	325,669	(63,485)	262,185
Equity based compensation*	—	49,774	—	-—	4,744	—	4,744
Stock option exercises	—	8,000	—	—	153	—	153
Net loss	—	—	—	—	—	(39,186)	(39,186)
Balance at March 31, 2017	—	14,442,368	$—	$1	$330,566	$(102,671)	$227,896

* includes restricted shares issued.

See accompanying notes to consolidated financial statements

pdvWireless, Inc.

Consolidated Statements of Cash Flows

Years Ended March 31, 2017, 2016 and 2015

(dollars in thousands)

	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(39,186)	$(21,828)	$(14,714)
Adjustments to reconcile net loss to net cash (used) provided by operating activities
Depreciation and amortization	2,232	556	96
Non-cash compensation expense attributable to stock awards	4,744	4,970	6,964
Deferred income taxes	6,498	—	—
Bad debt expense	58	—	—
Accretion expense	12	—	—
Loss on disposal of assets	29	—	—
Changes in operating assets and liabilities
Accounts receivable	(166)	(133)	(26)
Inventory	(35)	(93)	—
Prepaid expenses and other assets	(276)	(312)	(621)
Accounts payable and accrued expenses	(382)	(2,620)	6,159
Accounts payable-officers	(8)	3	(77)
Accrued interest expense	—	(3)	(332)
Deferred compensation	—	—	(362)
Deferred revenue	(786)	(722)	7,103
Other liabilities	619	388	64
Net cash (used) provided by operating activities	(26,647)	(19,794)	4,254
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible assets	(750)	(2,068)	(90,298)
Purchases of equipment	(1,640)	(9,077)	(6,347)
Payments for patent costs	(1)	(12)	(1)
Net cash used by investing activities	(2,391)	(11,157)	(96,646)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from Section 144A Offering	—	—	201,922
Net proceeds from follow-on offering	—	64,792	—
Net proceeds from January 2015 stock issuance	—	—	1,387
Payment of notes payable	(495)	(297)	(1,134)
Proceeds from notes payable	—	—	45
Proceeds from stock option exercises	153	45	—
Proceeds from Motorola investment	—	—	10,000
Net cash (used by) provided from financing activities	(342)	64,540	212,220
Net change in cash and cash equivalents	(29,380)	33,589	119,828
CASH AND CASH EQUIVALENTS
Beginning of the year	153,463	119,874	46
End of the year	$124,083	$153,463	$119,874

See accompanying notes to consolidated financial statements

pdvWireless, Inc.

Notes to Consolidated Financial Statements

1.  Nature of Operations

pdvWireless, Inc. (formerly known as Pacific DataVision, Inc., the “Company”) is a wireless communications carrier focused on utilizing its spectrum assets to develop and offer next generation network and mobile communication solutions to critical infrastructure and enterprise customers.  The Company is the largest holder of licensed spectrum in the Part 90 900 MHz band (i.e., 896-901 MHz paired with 935-940 MHz) throughout the contiguous United States, plus Hawaii, Alaska and Puerto Rico.  On average, the Company holds approximately 60% of the channels in its portion of the 900 MHz band in the top 20 metropolitan market areas in the United States.

The Company’s first priority involves initiating and currently pursuing a regulatory proceeding at the Federal Communications Commission (“FCC”) aimed at modernizing and realigning the Part 90 900 MHz spectrum band to increase its usability and capacity, including for the future potential deployment of broadband and other advanced technologies and services.  At the same time, the Company is exploring and developing network and mobile communication solutions, leveraging the spectrum, that address the unmet needs of its targeted critical infrastructure and enterprise customers.  For its first offering, the Company has deployed push-to-talk (“PTT”) networks and offers its DispatchPlusTM two-way radio service to businesses in seven major metropolitan market areas throughout the United States, including Atlanta, Baltimore/Washington, Chicago, Dallas, Houston, New York and Philadelphia.  DispatchPlus allows the enterprise customers to increase the productivity of their field-based workers and the efficiency of their dispatch and call center operations.  The Company is pursuing opportunities to offer additional network and mobile communication solutions to critical infrastructure and enterprise customers with its existing spectrum and currently available non-broadband technologies and, if the Company is successful with its FCC efforts, through the deployment of broadband and other advanced wireless service offerings.

The Company was originally incorporated in California in 1997, and reincorporated in Delaware in 2014.  In November 2015, the Company changed its name from Pacific DataVision, Inc. to pdvWireless, Inc.  The Company maintains offices in Woodland Park, New Jersey, Reston, Virginia and San Diego, California.  It also maintains a sales office in West Conshohocken, Pennsylvania.

During the year ended March 31, 2016, the Company began offering its DispatchPlus service in seven major metropolitan areas throughout the United States.  The Company developed DispatchPlus to address the needs of enterprises that value a tailored PTT solution addressing the management of their mobile workforce. These businesses typically operate within industry verticals such as construction, distribution, transportation, field services, waste management and hospitality. Given the nature of their operations, DispatchPlus offers these businesses several advantages over telephony and data-based services, including an easy-to-operate, one-touch button efficiency of communications and rugged equipment optimal for field use.  The operation of the Company’s DispatchPlus business is separate from, and not contingent on, the initiatives it is pursuing at the FCC or its other spectrum-related activities.

The Company’s revenues are derived substantially from its DispatchPlus and pdvConnectTM offerings.  The DispatchPlus service combines pdvConnect, a proprietary suite of mobile communication and workforce management applications, with state-of-the-art digital network architecture and mobile devices supplied by Motorola.  Developed for dispatch-centric businesses, and historically offered to customers who utilize Tier 1 cellular networks, pdvConnect is an easy to use and efficient mobile communication and workforce management solution that enables businesses to locate and communicate with their field workers and improve the documentation of work events and job status.  DispatchPlus provides customers with the ability to instantly set up PTT communications – either privately (one-to-one) or with a group (one-to-many) – within their calling area with just the touch of a “button.”  In addition, DispatchPlus can help customers increase productivity through the delivery of real-time information from mobile workers to dispatch operators, including Global Positioning System (“GPS”) tracking and real-time location, worker status, activity reporting and field event logging.  DispatchPlus can also integrate with corporate intranets and back-office systems, such as sales force automation, order entry, inventory tracking and customer relationship management.  DispatchPlus allows customers to deliver voice messages to any computer (via the internet), email address, or to any phone in the U.S., thereby greatly enhancing the PTT communication capabilities of field workers and allowing them to communicate not only with personnel within their organizations, but also with suppliers, vendors and customers.  Also built with the commercial dispatch customer in mind, Motorola’s digital network architecture allows the Company to provide highly reliable, instant and wide-area PTT communication services to its customers.

The Company expects that its DispatchPlus business will become its principal near term operating business.  However, sales of its DispatchPlus service have been slower to ramp-up than initial expectations.  The Company primarily markets its DispatchPlus service to customers indirectly through third-party dealers selected from Motorola’s nationwide dealer network and other select wireless dealers.  The Company supports its indirect sales representatives by providing them with training, marketing and advertising support from its internal sales and marketing team.  The Company normally enters into contracts directly with end users of its DispatchPlus communication solutions, including those introduced to it through its indirect dealer network.

The Company’s spectrum is its most valuable asset.  Although the Company can use its spectrum, without obtaining further regulatory authorizations or rule modifications, for its existing DispatchPlus business and for other narrowband and wideband wireless services, many of the future business opportunities that the Company has identified require contiguous spectrum that allows for higher bandwidth than the less efficient current configuration of its spectrum band.  As a result, the Company is pursuing a number of initiatives to increase the usability and capacity of its spectrum.

In November 2014, the Company and the Enterprise Wireless Alliance submitted a Joint Petition for Rulemaking to the FCC to propose the realignment of a portion of the 900 MHz band from narrowband to broadband.

In September 2016, an item was placed in circulation with the Commissioners’ offices at the FCC related to the Joint Petition.  The Company is currently waiting for the FCC to vote on and, if adopted, release the text of its decision.  The FCC’s action may take a number of forms ranging from a Notice of Proposed Rulemaking, to a Notice of Inquiry, to a dismissal of the Joint Petition without further action.  Although the FCC has not announced a decision on the Joint Petition, the Company currently believes that the most likely outcome is that the FCC will adopt a Notice of Inquiry as the next step in the process.  A Notice of Inquiry is a vehicle for the FCC to gather additional information for the record.  If the FCC elects to adopt a Notice of Inquiry, it could request additional information and input on the optimal use of the 900 MHz band generally.  A Notice of Inquiry could also request information on the specific issues and proposed solutions raised by us and other commentators in the Joint Petition proceeding, as well as in other proceedings involving the 900 MHz spectrum that were initiated by third parties.  The adoption of a Notice of Inquiry would not mean that the FCC has accepted or denied our Joint Petition, or that the Joint Petition will or will not ultimately result in a Notice of Proposed Rulemaking.  The Company continues to believe in the merits of its proposal, and that the Joint Petition is consistent with the FCC’s practices and policies.  Nevertheless, obtaining a favorable result from the FCC may take a significant amount of time and resources. Moreover, there is no assurance that the FCC will ultimately approve the Joint Petition or will conduct a rulemaking proceeding along the lines the Company originally advocated.

To support the Company’s Joint Petition, it has met, and intends to continue to meet, with a number of incumbent licensees, critical infrastructure enterprises, and other interested parties in the 900 MHz band, including a number of those who submitted comments to the FCC regarding the Joint Petition for Rulemaking.  The goals with these discussions are: to gain a better understanding of the size of the incumbent base and the nature of the systems they are currently operating; to determine the interest that particular critical infrastructure entities might have in gaining access to wireless broadband capabilities to complement their own business operations and initiatives (for example, supporting power grid modernization requirements or monitoring and/or controlling their own system or network elements via machine-to-machine type services); and to propose voluntary license relocation opportunities to certain incumbents.  With certain incumbent licensees, the Company continues to attempt to build consensus and to resolve any concerns they have expressed regarding the Joint Petition; with others, the Company is soliciting support and cooperation to structure and implement mutually beneficial relocations; and with select critical infrastructure enterprises, it is jointly investigating how its contemplated future broadband capabilities could be employed to meet their anticipated needs and future operating plans.

In May 2015, Fiscal 2016, the Company completed a registered follow-on public offering of common stock that resulted in the sale of 1,725,000 shares at a purchase price of $40.00 per share, which included 225,000 shares sold pursuant to the underwriters’ exercise of their over-allotment option.  Net proceeds were approximately $64.8 million after deducting underwriting discounts and commissions and offering expenses.

During the fiscal year ended March 31, 2015, the Company:

Entered into an Asset Purchase Agreement with certain wholly-owned subsidiaries of Sprint Corporation (the “Sprint APA”) and certain related equipment (the “Spectrum Assets”) to purchase nationwide spectrum in the 900 MHz band for a total of $100.0 million, with $90.0 million paid in cash from the proceeds of the private placement the Company completed in June 2014 (the “June 2014 Private Placement”) (see below) and $10.0 million paid in 500,000 shares of common stock (at a price equal to $20.00 per share).

Completed the June 2014 Private Placement, on June 10, 2014, in which the Company sold 10,925,000 shares of common stock at a purchase price of $20.00 per share. The net proceeds from the June 2014 Private Placement, after deducting expenses including professional fees and the payment of initial placement fees, were approximately $202 million. Approximately 96% of the net proceeds, or approximately $196 million (net of any initial purchaser’s /placement agent’s discount and placement fees), were held in trust until the closing of the Sprint APA. The parties closed the Sprint APA in September 2014 upon receipt of the necessary approvals from the FCC.

In September 2014, the Company used a portion of the proceeds from the June 2014 Private Placement to:

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

Following the closing of the Sprint APA, the Company closed agreements with Motorola Solutions, Inc. (“Motorola”) on September 15, 2014, under which Motorola invested $10.0 million to purchase 500,000 Class B Units of the Company’s subsidiary, PDV Spectrum Holding Company, LLC (at a price equal to $20.00 per unit) and leased some of the Spectrum Assets for a prepaid price of $7.5 million.

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

•

Entered into an agreement with Motorola on May 12, 2014, under which Motorola agreed to provide the Company with their digital radio technology and handsets that it intends to deploy as part of its DispatchPlus network; and

•

An increase in the authorized shares of common stock to 100,000,000 shares and preferred stock to 10,000,000 shares, and a change in the par value of the Company’s common stock from no par value to $0.0001 per share. The preferred stock has first priority on liquidation preference over the common stock.

In addition, in connection with the June 2014 Private Placement and the recapitalization of the Company, the Company issued 1,390,957 stock options to purchase the Company’s common stock and 83,804 restricted units of its common stock to its employees and non-employee directors.

On January 26, 2015, the Securities and Exchange Commission (“SEC”) declared effective the Company’s registration statement on Form S-1 relating to the resale of 11,925,000 shares of common stock acquired by the selling stockholders in the June 2014 Private Placement as well as the 500,000 shares of common stock issuable upon the conversion of the Class B Units of the Company’s subsidiary, PDV Spectrum Holding Company, LLC, held by Motorola. The Company received and will receive no proceeds from any sales by the selling stockholders. On February 3, 2015, shares of the Company’s common stock were listed for trading on The NASDAQ Capital Market under the symbol “PDVW”.

Also, on January 26, 2015, the Company completed a private placement with a secondary closing on January 30, 2015 (the “January 2015 Private Placement”). The Company sold 57,470 shares of common stock at a purchase price of $25.00 per share to certain accredited investors in reliance on exemptions from registration under the Securities Act. The net proceeds from the January 2015 Private Placement were approximately $1,386,000. The purpose of the January 2015 Private Placement was to secure additional round lot stockholders to enable the Company to satisfy the initial listing standards of The NASDAQ Capital Market. The Company used the net proceeds for general corporate purposes, including working capital.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the presentation of the corresponding amounts in the financial statements for the year ended March 31, 2017. These reclassifications had no effect on previously reported results of operations, cash flows, assets, liabilities or equity for the years presented.

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less at the time of purchase are considered cash equivalents. Cash equivalents are stated at cost, which approximates the quoted market value and include amounts held in money market funds.

Allowance for Doubtful Accounts

An allowance for uncollectible receivables is estimated based on a combination of write-off history, aging analysis and any specific known troubled accounts. The Company reviews its allowance for uncollectible receivables on a quarterly basis. Past due balances meeting specific criteria are reviewed individually for collectability. At March 31, 2017 and March 31, 2016, management provided an allowance of approximately $53,000 and $3,000, respectively, for certain slow paying accounts.

Inventory

Inventories, which consist of vehicle-mounted devices, handsets, and accessories are valued at the lower of cost or market, with market being defined as replacement value using the First In, First Out method. Provisions are made periodically to reduce any excess, obsolete or slow moving inventory to its net realizable value.

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

Accounting for Asset Retirement Obligations

An asset retirement obligation is evaluated and recorded as appropriate on assets for which the Company has a legal obligation to retire. The Company records a liability for an asset retirement obligation and the associated asset retirement cost at the time the underlying asset is acquired and put into service. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation, if any. Over time, the liability is accreted to its present value and the capitalized cost is depreciated over the estimated useful life of the asset.

The Company enters into long-term leasing arrangements primarily for tower site locations. The Company constructs assets at these locations and, in accordance with the terms of many of these agreements, the Company is obligated to restore the premises to their original condition at the conclusion of the agreements, generally at the demand of the other party to these agreements. The Company recognizes the fair value of a liability for an asset retirement obligation and capitalizes that cost as part of the cost basis of the related asset, depreciating it over the useful life of the related asset.  Upon settlement of the obligation, any difference between the cost to retire the asset and the recorded liability is recognized in the Consolidated Statement of Operations.

As of March 31, 2017, the Company had an asset retirement obligation of approximately $0.3 million.

Changes in the liability for the asset retirement obligations for the years ended March 31, 2017 and 2016 are summarized below (in thousands):

	2017	2016
Balance at beginning of the year	$204	$—
Additional liabilities accrued	52	204
Accretion expense	12	—
Balance at end of the year	$268	$204

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

Patent Costs

Costs to acquire a patent on certain aspects of the Company’s technology have been capitalized. These amounts are amortized, subject to periodic evaluation for impairment, over statutory lives following award of the patent. Gross patent costs are approximately $572,000 at March 31, 2017 and approximately $571,000 at March 31, 2016 and the associated accumulated amortization amounted to approximately $362,000 and $349,000, respectively. Amortization expense was approximately $13,000,  $11,000, and $35,000 for the years ended March 31, 2017,  2016 and 2015, respectively. The amortization expense is estimated to aggregate $15,000 per year over the next five year period.  Renewal costs are expensed when incurred.

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

Revenue Recognition

The Company recognizes revenue in the period that persuasive evidence of an arrangement exists, delivery of the product has occurred or services have been rendered, it is able to determine the amount of revenue and when the collection of such amount is considered probable.  In accordance with the guidance provided in Accounting Standards Codification (“ASC”) Topic 605-45-45, (Revenue Recognition – Principal Agent Considerations), the Company has determined that it is the primary obligor with respect to the service revenue derived from sales of the Company’s software applications through its Tier I domestic carrier partners. As a result, revenue is recorded at the gross amount billed to end-user customers for sales through these carrier partners. The Company recognized service revenue for its international carrier (which business relationship terminated in July 2015) on the net amount billed since it has determined that it is not the primary obligor. The Company also sells service and applications directly to end-users, which are billed and collected directly by the Company.

In September 2014, Motorola paid the Company an upfront, fully-paid leasing fee of $7.5 million in order to lease a portion of the Company’s wireless spectrum licenses. The payment of the fee is accounted for as deferred revenue on the Company’s Consolidated Balance Sheets. The Company recognizes leasing revenue in accordance with ASC Topic 840, (Leases). The fee is amortized using the straight-line method over the lease term of approximately ten years, which represents the time period in which the benefits of the leased property are expected to be depleted.

The Company evaluates certain transactions for its DispatchPlus service offering to determine whether they should be viewed as a Multiple Element Arrangement provided in ASC Topic 605-25. Judgment is required to properly identify the accounting units of the multiple deliverable transactions and to determine the manner in which revenue should be allocated among the units of accounting.  Multiple deliverable arrangements are presumed to be bundled transactions, and the total consideration is measured and allocated to the separate transactions based on their relative selling price with certain limitations.  The relative selling price for each deliverable is determined using vendor-specific objective evidence (“VSOE”) of selling price or third-party evidence of selling price if VSOE does not exist.  If neither VSOE nor third party evidence of selling price exist, the Company uses its best estimate of the selling price for the deliverable.  The Company has determined that the rental of user devices in connection with service contracts for its DispatchPlus service are multiple deliverable arrangements.

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

Shipping and Handling Costs

Costs associated to shipping and handling of two-way radios and accessories to dealers or end-user customers are recognized as incurred and included in cost of revenue in the Consolidated Statements of Operations.

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

Product Development Costs

The Company charges all product and development costs to expense as incurred. Types of expense incurred in product and development costs include employee compensation, consulting, travel, facility costs and equipment and technology costs.

Advertising and Promotional Expense

The Company expenses advertising and promotional costs as incurred. Cooperative advertising reimbursements from vendors are recorded net of advertising and promotional expense in the period in which the related advertising and promotional expense is incurred. Advertising and promotional expense was approximately $103,000 for the year ended March 31, 2017 and approximately $161,000 for the year ended March 31, 2016.  No advertising costs were incurred in 2015.

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

No tax benefits have been attributed to the share-based compensation expense because the Company maintains a full valuation allowance for all net deferred tax assets.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities as well as from net operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is established when it is estimated that it is more likely than not that the tax benefit of a deferred tax asset will not be realized.

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

Net Loss Per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. For purposes of the diluted net loss per share calculation, preferred stock, convertible notes payable-affiliated entities, stock options, restricted stock and warrants are considered to be potentially dilutive securities. Because the Company has reported a net loss for the years ended March 31, 2017, 2016 and 2015, diluted net loss per common share is the same as basic net loss per common share for those periods.

Common stock equivalents resulting from potentially dilutive securities approximated 709,000,  900,000 and 1,000,000 at March 31, 2017, 2016 and 2015, respectively, and have not been included in the dilutive weighted average shares of common stock outstanding, as their effects are anti-dilutive.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), ("ASU 2014-09") which supersedes current revenue recognition guidance, including most industry specific guidance. ASU 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services, and also requires additional disclosures regarding the nature, amount, timing and uncertainty of revenue that is recognized. The guidance, as stated in ASU 2014-09, is effective for annual and interim periods beginning after December 15, 2016. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective

Date, which defers the effective date by one year, with early adoption on the original effective date permitted. Under ASU 2014-09, two adoption methods are allowed. Under one method, a company may apply the rules to contracts in all reporting periods presented, subject to certain allowable exceptions. Under the other method, a company may apply the rules to all contracts existing as of January 1, 2018 (provided early adoption is not elected), recognizing an adjustment to retained earnings for the cumulative effect of the change and providing additional disclosures comparing results to previous rules. The Company is evaluating the impact the new guidance will have on its consolidated financial statements and has not made any decision regarding early adoption.

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

In July 2015, FASB issued ASU 2015-11, Inventory: Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. The ASU also eliminates the requirement for these entities to consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. ASU 2015-11 should be applied on a prospective basis and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. The Company will adopt ASU 2015-11 in the first quarter of fiscal 2018. The adoption of ASU 2015-11 is not expected to have a material impact to the Company’s consolidated results of operations or financial position.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Recognition and Measurement of Financial Instruments and Financial Liabilities. This update requires that equity investments (except those accounted for under the equity method of accounting or those that result in consolidation) be measured at fair value with changes in fair value recognized in net income. The amendments in this update also simplify the impairment assessment of equity investments without readily determinable fair values. This update is effective for our fiscal year beginning April 1, 2018.  The adoption of this guidance is not expected to have an effect on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases.  The ASU amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. The ASU also requires disclosure of key information about leasing arrangements to increase the transparency and comparability among organizations. The accounting for lessors does not fundamentally change except for changes to conform and align guidance to the lessee guidance as well as to the new revenue recognition guidance in ASU 2014-09.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted. ASU 2016-02 requires reporting organizations to take a modified retrospective transition approach (as opposed to a full retrospective transition approach). The Company decided not to early adopt the ASU.  The Company is evaluating the potential impact that ASU 2016-02 will have on its consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.  Under the new guidance all excess tax benefits and tax deficiencies, including tax benefits of dividends on share-based payment awards, should be recognized as income tax expense or benefit in the income statement, eliminating the notion of the additional paid-in-capital (“APIC”) pool. The excess tax benefits will be classified as operating activities along with other income tax cash flows rather than financing activities in the statement of cash flows. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. ASU 2016-09 also allows entities to elect to either estimate the total number of awards that are expected to vest or account for forfeitures when they occur. Additionally, ASU 2016-09 clarifies that cash payments to tax authorities in connection with shares withheld to meet statutory tax withholding requirements should be presented as a financing activity in the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. Early adoption is permitted. The Company will adopt this standard effective April 1, 2017 and will maintain the past practice to estimate the total number of awards expected to vest. Adoption of ASU 2016-09 is not expected to have a material impact to the Company’s consolidated results of operation, financial position or cash flows.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing. ASU 2016-10 is intended to reduce the cost and complexity of applying the guidance in the FASB's new revenue standard on identifying performance obligations, and is also intended to improve the operability and understandability of the licensing implementation guidance. The effective date for ASU 2016-10 is the same as for ASU 2014-09. The Company is evaluating the impact of the new guidance will have on its consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, to clarify the definition of a business with the objective of providing a more robust framework to assist management when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is effective for fiscal years and interim periods beginning after December 15, 2017. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements. However, the amendments are to be applied prospectively to business combinations that occur after the effective date.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminated Step 2 from the goodwill impairment test which required entities to compute the implied fair value of goodwill by determining the fair value of the reporting unit's assets and liabilities as if they were assets acquired and liabilities assumed in a business combination. Instead of Step 2, entities performing their annual impairment test will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. Entities will continue to have the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The adoption of this guidance is not expected to have an effect on the Company’s consolidated financial statements.

Subsequent Events Evaluation by Management

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were issued.

3.  Inventory

Inventory consists of the following at March 31, 2017 and March 31, 2016 (in thousands):

	2017	2016
Mobile devices	$39	$60
Handsets	65	33
Accessories	24	—
Total inventory	$128	$93

4.  Property and Equipment

Property and equipment consists of the following at March 31, 2017 and March 31, 2016 (in thousands):

	Estimated
	useful life	2017	2016
Network sites and equipment	5-10 years	$13,999	$11,259
Computer equipment	5-7 years	944	860
Computer software	1-3 years	13	—
Furniture and fixture and other equipment	2-5 years	1,091	660
Leasehold improvements	Shorter of the lease term or 5 years	141	141
		16,188	12,920
Less accumulated depreciation		3,590	1,396
		12,598	11,524
Construction in process		1,911	3,596
Property and equipment, net		$14,509	$15,120

Depreciation expense for the years ended March 31, 2017 and 2016 amounted to approximately $2.2 million and $0.5 million, respectively; approximately $2.0 million and $0.4 million, respectively, of such depreciation expense was classified as cost of revenue while the remainder was classified as operating expenses in the Company’s Consolidated Statements of Operations.  For the year ended March 31, 2015, depreciation expense amounted to approximately $0.1 million, all of which was classified as operating expenses in the Company’s Consolidated Statements of Operations. Construction in process includes the expenditures related to the costs to establish the Company’s dedicated, wide-area, two-way radio dispatch networks in certain metropolitan areas.

5.  Intangible Assets

Wireless licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but instead are tested for impairment annually, or more frequently if an event indicates that the asset might be impaired. The Company believes that no impairment indicators existed as of March 31, 2017 for which the Company would recognize any impairment.

During the year ended March 31, 2017, the Company entered into agreements with several third parties in multiple U.S. markets to acquire wireless licenses for cash consideration, upon FCC approval. In addition, during the year ended March 31, 2017, the Company entered into a barter agreement whereby it will provide the use of the Company’s network, radios, and installation of equipment in exchange for wireless licenses.

Intangible assets consist of the following at March 31, 2017 and March 31, 2016 (in thousands):

Wireless Licenses
Balance at March 31, 2015	$100,298
Acquisitions	2,996
Exchanges, net	361
Balance at March 31, 2016	$103,655
Acquisitions	1,021
Balance at March 31, 2017	$104,676

6.  Accounts Payable and Accrued Expenses

The table below provides additional information related to the Company’s accounts payable and accrued expenses at March 31, 2017 and March 31, 2016 (in thousands).

	2017	2016
Accounts payable and accrued expenses
Accounts payable	$670	$1,249
Accrued employee related expenses	2,385	1,979
Accrued expenses	222	513
Other	122	40
Total accounts payable and accrued expenses	$3,399	$3,781

7.  Accounts Payable - officers

Accounts payable - officers represents unreimbursed expenses including travel and entertainment expense incurred by the Company’s officers. At March 31, 2017 and March 31, 2016, the accounts payable to officers amounted to approximately $36,000 and $44,000, respectively.

8.  Notes Payable

During the year ended March 31, 2016, the Company entered into a promissory note in the amount of $1,289,013 with a third party in exchange for wireless licenses.  The term of the note is through March 15, 2018 and bears a fixed rate of interest of 0.55% per annum, which is based on the Short-Term Applicable Federal Rate on the closing date.  For the years ended March 31, 2017 and 2016, the Company had repaid $494,545 and $297,203, respectively, in principal.  The outstanding borrowings on the promissory note was $497,265 as of March 31, 2017.

For the fiscal years 2017, 2016 and 2015, total interest expense on all notes payable was approximately $5,000,  $3,000 and $571,000, respectively.  For the year ended March 31, 2015, the interest expense related primarily to an outstanding working capital line of credit and promissory notes, all of which were paid in fiscal 2015.  For the year ended March 31, 2015, approximately $477,000 was derived from related parties.

9.  Income Taxes

The Company had federal and state net operating loss carryforwards of approximately $90.0 million and $55.3 million at March 31, 2017 and 2016, respectively, expiring in varying amounts from 2019 through 2037.

The Company has deferred tax assets of approximately $33.9 million and $20.5 million relating to these net operating loss carryforwards at March 31, 2017 and 2016, respectively. Federal net operating loss carryforwards may be subject to limitations as a result of the change in ownership (see Note 1) as defined under Internal Revenue Code Section 382. State net operating loss carryforwards are subject to limitations which differ from federal law in that they may not allow the carryback of net operating losses, and have shorter carryforward periods.

ASC Topic 740, Income Taxes, requires that a valuation allowance be recorded to reduce deferred tax assets when it is more likely than not that the tax benefit of the deferred tax assets will not be realized. The evaluation includes the consideration of all available evidence, both positive and negative, regarding historical operating results including recent years with reported losses, the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards, and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carryforward from expiring unused. In situations where a three-year cumulative loss condition exists, accounting standards require management to evaluate its ability to consider projections of future results as positive evidence to assess the realizability of deferred tax assets.  As of March 31, 2017, the Company’s financial results reflected a three-year cumulative loss. The three-year cumulative loss constitutes significant negative evidence, limiting the Company’s ability to consider other positive evidence, such as the Company’s projections for future growth. Consequently, for the year ended March 31, 2017, the Company recorded a non-cash charge of $6.5 million primarily as a result of an adjustment to the valuation allowance against substantially all of its deferred tax assets. This valuation allowance has no effect on the Company’s ability to utilize the deferred tax assets to offset future taxable income, if generated. As required by US GAAP, the Company will continue to assess the likelihood that the deferred tax assets will be realizable in the future and the valuation allowance will be adjusted accordingly. The tax benefits relating to any reversal of the valuation allowance on the net deferred tax assets in a future period will be recognized as a reduction of future income tax expense in that period.

Net deferred tax assets and liabilities consist of the following as of March 31, 2017 and 2016 (in thousands):

	2017	2016
Deferred tax asset
Allowance for uncollectible accounts	$14	$1
Deferred rent	409	—
Accrued expenses	240	183
Deferred revenue	2,095	2,365
Asset retirement obligations	99	75
Other liabilities	—	167
Net operating loss carryforward	33,933	20,463
Stock compensation expense	766	1,272
Total deferred tax asset	37,556	24,526
Deferred tax liability
Property and equipment	(640)	(202)
Definite-lived intangible assets	(8)	—
Indefinite-lived intangible assets	(6,498)	(4,135)
Total deferred tax liability	(7,146)	(4,337)
Total deferred tax assets and liabilities	30,410	20,189
Valuation allowance	(36,908)	(20,189)
Net deferred tax assets and liabilities	$(6,498)	$—

The components of the income tax expense for the years ended March 31, 2017 and 2016 are as follows (in thousands):

	2017	2016
Current:
Federal	$—	$—
State	—	—
Total current	—	—

Deferred:
Federal	5,971	—
State	527	—
Total deferred	6,498	—

Total income tax expense	$6,498	$—

The differences between the United States federal statutory tax rate and the Company's effective tax rate for the years ended March 31, 2017 and 2016 are as follows (in thousands):

	2017		2016
Statutory federal tax	$(11,114)	34%	$(7,422)	34%
State income taxes, net of federal benefit	(981)	3%	(655)	3%
Other permanent differences	1,772	-5%	2,559	-12%
Restricted stock shortfall	80	0%	—	0%
Change in valuation allowance	16,719	-52%	5,518	-25%
Other	22	0%	—	0%
	$6,498	-20%	$—	0%

10.  Stock Acquisition Rights, Stock Options and Warrants

The Company established the pdvWireless 2014 Stock Plan (the “2014 Stock Plan”) to attract, retain and reward individuals who contribute to the growth and profitability of the Company. This 2014 Stock Plan superseded previous stock plans although under such previous plans, 44,782 stock options were outstanding and 44,540 stock options were vested as of March 31, 2017.

The Company’s Board of Directors has reserved 2,788,234 shares of common stock for issuance under its 2014 Stock Plan as of March 31, 2017. The number of shares will continue to automatically increase each January 1st through January 1, 2024 by an amount equal to the lesser  of (i) 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or (ii) a lesser amount determined by the Board of Directors.

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

Restricted Stock and Restricted Stock Units

A summary of non-vested restricted stock activity for the years ended March 31, 2017 and 2016 is as follows:

		Weighted
		Average
	Restricted	Grant Day
	Stock	Fair Value
Non-vested restricted stock outstanding at March 31, 2015	—	$—
Granted	140,972	26.47
Forfeited	(100)	(26.26)
Vested	—	—
Non-vested restricted stock outstanding at March 31, 2016	140,872	26.47
Granted	44,898	21.59
Forfeited	(4,200)	(29.85)
Vested	(54,113)	(25.38)
Non-vested restricted stock outstanding at March 31, 2017	127,457	$25.10

The Company recognizes compensation expense for restricted stock on a straight-line basis over the explicit vesting period. Vested restricted stock units are settled and issuable upon the earlier of the date the employee ceases to be an employee of the Company or a date certain in the future.  Stock compensation expense related to restricted stock was approximately $1.5 million for the year ended March 31, 2017 and $0.3 million for the year ended March 31, 2016.  Stock compensation expense for restricted stock is accounted for in general and administrative expense in the Company’s Consolidated Statement of Operations.  At March 31, 2017,  there was $2.8 million of unvested compensation expense of the restricted stock, which is expected to be recognized over a weighted average period of 2.8 years.

Performance Stock Units

During the year ended March 31, 2016, the Company awarded 37,295 performance stock units under the 2014 Stock Plan.     These performance stock units represent the number of shares of the Company’s common stock that the recipient would receive upon the Company’s attainment of the applicable performance goals. The units will vest in full upon attainment of the performance goals.  Performance is based upon achievement, prior to January 13, 2020, of (A) a Final Order from the FCC providing for the creation and allocation of licenses for spectrum in the 900 MHz band consisting of paired blocks of contiguous spectrum, each containing at least 3 MHz of contiguous spectrum, authorized for broadband wireless communications uses and (B) the lack of objection by the Company's Board of Directors to the terms and conditions  (including, but not limited to, the rebanding, clearing and relocation procedures, license assignment and award mechanisms, and technical and operational rules) set forth or referenced in the Final Order.  The Company did not award any performance stock units during the year ended March 31, 2017.

A summary of the Performance stock activity for the years ended March 31, 2017 and 2016 is as follows:

Weighted
Average
	Performance	Grant Day
	Stock	Fair Value
Performance stock outstanding at March 31, 2016	37,295	$25.81
Granted	—	—
Forfeited	—	—
Vested	—	—
Performance stock outstanding at March 31, 2017	37,295	$25.81

For the year end March 31, 2017, there was no stock compensation expense recognized for the performance units.  At March 31, 2017, there was approximately $963,000 of unvested compensation expense.

Stock Options

A summary of Stock Option activity for the years ended March 31, 2017 and 2016 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Options outstanding at March 31, 2015	1,425,951	$19.38
Options granted	274,000	33.70
Options exercised	(3,306)	(13.63)
Options forfeited/expired	(3,445)	(41.22)
Options outstanding at March 31, 2016	1,693,200	22.91
Options granted	110,000	24.59
Options exercised	(16,000)	(19.58)
Options forfeited/expired	(53,605)	(31.04)
Options outstanding at March 31, 2017	1,733,595	$22.79	7.51	$2,427,785
Exercisable at March 31, 2017	838,310	$21.92	7.24	$1,395,715
Total vested or expected to vest at March 31, 2017	1,715,650	$22.77	7.51	$2,413,120

The intrinsic value of options exercised was approximately $68,000 at March 31, 2017.

Additional information regarding stock options outstanding at March 31, 2017 is as follows:

							Weighted
				Weighted			Average
				Average	Weighted		Exercise Price
Exercise			Number	Remaining	Average	Options	of Shares
Prices			Outstanding	Life in Years	Exercise Price	Exercisable	Exercisable
$13.25	-	$20.00	1,132,243	7.05	$19.74	594,126	$19.50
20.01	-	46.23	520,000	8.43	25.53	220,582	25.65
46.24	-	72.85	81,352	8.06	47.89	23,602	48.07
			1,733,595	7.51	$22.79	838,310	$21.92

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

The following assumptions were used to calculate the fair value of options:

	Year Ended	Year Ended
	March 31, 2017	March 31, 2016
Risk-free interest rate	1.07% to 2.39%	1.23% to 1.71%
Dividend yield	-%	-%
Volatility	46.36%	40%
Expected term	5 years	5 years
Forfeiture rate	2%	2%

Performance Stock Options

During the year ended March 31, 2016,  the Company awarded an executive officer an option to purchase 50,000 shares of common stock with an exercise price of $25.81 that vest immediately upon meeting certain performance conditions.  These options have a  ten-year contractual life.  The performance options will vest in full upon attainment of the performance goals.  Performance is based upon achievement, prior to January 13, 2020, of (A) a Final Order from the FCC providing for the creation and allocation of licenses for spectrum in the 900 MHz band consisting of paired blocks of contiguous spectrum, each containing at least 3 MHz of contiguous spectrum, authorized for broadband wireless communications uses and (B) the lack of objection by the Company's Board of Directors to the terms and conditions  (including, but not limited to, the rebanding, clearing and relocation procedures, license assignment and award mechanisms, and technical and operational rules) set forth or referenced in the Final Order.  The Company did not award any performance stock options during the year ended March 31, 2017.

A summary of the Performance Stock Options as of March 31, 2017 is as follows:

	Performance Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Performance Options outstanding at March 31, 2016	50,000	$25.81
Performance Options granted	—	—
Performance Options exercised	—	—
Performance Options forfeited/expired	—	—
Performance Options outstanding at March 31, 2017	50,000	$25.81	8.79	$—

Stock compensation expense  related to the amortization of the fair value of stock options issued was approximately $3.2 million, $4.6 million and $5.3 million for the years ended March 31, 2017, 2016, and 2015 respectively. There was no stock compensation expense related to the performance stock options issued.  Stock compensation expense is included as part of general and administrative expense in the accompanying Consolidated Statement of Operations. The weighted average fair value for the stock option awards granted for the fiscal year ended March 31, 2017 was $10.94. As of March 31, 2017, there was approximately $3.3 million of unrecognized compensation cost related to non-vested share options granted under the Company’s stock option plans, of which $2.9 million pertains to the non-performance based stock options. The cost of the service based stock options is expected to be recognized over a weighted-average period of 2.2 years.

Warrants

A summary of Warrant activity is as follows:

	Warrants	Weighted Average Exercise Price
Warrants outstanding at March 31, 2015	6,039	$82.79
Issued, cancelled, expired	—	—
Warrants outstanding at March 31, 2016	6,039	$82.79
Expired	(6,039)	(82.79)
Warrants outstanding at March 31, 2017	—	$—

The outstanding warrants expired in June 2016.

Motorola Investment

On September 15, 2014, Motorola invested $10.0 million to purchase 500,000 Class B Units of the Company’s subsidiary, PDV Spectrum Holding Company, LLC (at a price equal to $20.00 per unit). The Company owns 100% of the Class A Units in this subsidiary. Motorola has the right at any time to convert its 500,000 Class B Units into 500,000 shares of the Company’s common stock. The Company also has the right to force Motorola’s conversion into shares of its common stock. Motorola is not entitled to any assets, profits or distributions from the operations of the subsidiary. In addition, Motorola’s conversion ratio from Class B Units to shares of the Company’s common stock is fixed on a one-for-one basis, and is not dependent on the performance or valuation of either the company or the subsidiary. The Class B Units have no redemption or call provisions and can only be converted into shares of the Company’s common stock. Management has determined that this investment does not meet the criteria for temporary equity or non-controlling interest due to the limited rights that Motorola has as a holder of Class B Units, and accordingly has presented this investment as part of its permanent equity within Additional Paid-in Capital in the accompanying financial statements.

11.  Supplemental Disclosure of Cash Flow Information

For the year ended March 31, 2017, the Company paid in cash approximately $40,000 in taxes and approximately $5,000 in interest.  The Company paid in cash approximately $4,000 in taxes and approximately $3,000 in interest during the year ended March 31, 2016.  The Company paid approximately $2,000 in taxes and approximately $908,000 in interest payments for the year ended March 31, 2015.

During the year ended March 31, 2017, the Company entered into a barter transaction with a third party whereby it acquired wireless licenses valued at approximately $307,000 consisting of approximately $269,000 related to use of the Company’s network along with radios and approximately $39,000 in cash (see Note 5). The Company capitalized asset retirement obligations that amounted to approximately $52,000 for the year ended March 31, 2017.

During the 2016 fiscal year, the Company purchased wireless licenses valued at $1.5 million consisting of $200,000 in cash and approximately $1.3 million in the form of a promissory note (see Note 8).  The Company capitalized asset retirement obligations that amounted to approximately $204,000.

During fiscal year 2015, the Company entered into the following non-cash investing and financing activities:

•	In connection with the Sprint APA, 500,000 shares of common stock valued at $10.0 million was issued as part of the Spectrum Asset purchase.
•	Repaid the working capital line of approximately $1.3 million in exchange for 65,000 shares of common stock.
•	Converted approximately $1.0 million in principal and approximately $538,000 of accrued interest for the outstanding Redeemable Notes into 77,733 shares of common stock.

12.  Commitments and contingencies

Leasing Obligations

The Company is obligated under certain lease agreements for office space whose leases expire on various dates from January 7, 2019 through March 31, 2027, which includes a ten year lease extension for the corporate office. The Company entered into multiple lease agreements for tower space related to its DispatchPlus business. The lease expiration dates range from February 28, 2020 to June 30, 2026.

Rent expense amounted to approximately $1.9 million and approximately $1.1 million, for the years ended March 31, 2017 and 2016, respectively, of which approximately $1.4 million and approximately $0.7 million, respectively, was classified as cost of revenue and the remainder of approximately $0.5 million and $0.4 million, respectively, was classified in operating expenses in the Consolidated Statements of Operations.  The total rent expense of $0.2 million for the year ended March 31, 2015, was classified as operating expenses in the Consolidated Statements of Operations. At March 31, 2017, accumulated deferred rent payable amounted to approximately $1.1 million and is included as part of other liabilities in the accompanying Consolidated Balance Sheet.

Aggregate rentals, under non-cancelable leases for office and tower space (exclusive of real estate taxes, utilities, maintenance and other costs borne by the Company) for the remaining terms of the leases for year ended March 31, 2017 are as follows (in thousands):

2017
2018	$1,583
2019	2,042
2020	2,016
2021	1,767
2022	1,405
After 2022	5,202
Total	$14,015

Severance Plan Participation Agreement

On March 27, 2015, the Company entered into a Severance Plan Participation Agreement (the “Participation Agreement”) with its executive officers and certain key employees pursuant to the Company’s Executive Severance Plan (the “Severance Plan”) approved by the compensation committee of the board of directors. The Severance Plan establishes the amount of severance payments and benefits available in the event of a (i) termination of employment by the Company without Cause or by the participant for Good Reason and (ii) termination of employment by the Company without Cause or by the participant for Good Reason 6 months before or within 24 months after a Change in Control (as defined in the Severance Plan).

The Severance Plan establishes three tiers of executives: Tier 1, Tier 2 and Tier 3. Within each tier the Severance Plan stipulates the severance payments payable to each employee, the effect of equity awards granted, and the provisions for health insurance.

Litigation

In addition to commitments and obligations in the ordinary course of business, the Company may be subject, from time to time, to various claims and pending and potential legal actions arising out of the normal conduct of its business. The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing litigation contingencies is highly subjective and requires judgments about future events. When evaluating contingencies, the Company may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation against it may be unsupported, exaggerated or unrelated to possible outcomes, and as such are not meaningful indicators of its potential liability.

The Company regularly reviews contingencies to determine the adequacy of its accruals and related disclosures. During the period presented, the Company has not recorded any accrual for loss contingencies associated with such claims or legal proceedings; determined that an unfavorable outcome is probable or reasonably possible; or determined that the amount or range of any possible loss is reasonably estimable. However, the outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a reporting period, the Company’s consolidated financial statements for that reporting period could be materially adversely affected.

13.  Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and trade accounts receivable.

The Company places its cash and temporary cash investments with financial institutions for which credit loss is not anticipated.

The Company sells its pdvConnect product and extends credit predominately to two third-party carriers. The Company maintains allowances for doubtful accounts based on factors surrounding the write-off history, aging analysis, and any specific known troubled accounts.

14.  Business Concentrations

For the year ended March 31, 2017, the Company had two Tier 1 domestic carriers that accounted for approximately 38% and 10% of operating revenue, respectively.  For the years ended March 31, 2016 and March 31, 2015, these two Tier 1 carriers accounted for approximately 39% and 20% and 54% and 28%, respectively, of operating revenue.  For the 2017 and 2016 fiscal years,  operating revenues principally were from domestic sales.  Operating revenues from domestic and international sales for Fiscal 2015  were 97% and 3%, respectively.

As of March 31, 2017, the Company had one Tier 1 domestic carrier that accounted for 67% of its accounts receivable. As of March 31, 2016, the Company had two Tier 1 domestic carriers that accounted 49% and 32% of its accounts receivable.

15.  Selected Quarterly Financial Data

Selected financial data by quarter was as follows (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2017 ended March 31, 2017	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	Full Year
Operating revenues	$1,046	$1,142	$1,335	$1,264	$4,787
Gross loss	$(538)	$(533)	$(497)	$(694)	$(2,262)
Net loss	$(10,052)	$(7,832)	$(7,288)	$(14,014)	$(39,186)
Net loss per common share basic and diluted	$(0.70)	$(0.54)	$(0.51)	$(0.97)	$(2.72)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2016 ended March 31, 2016	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	Full Year
Operating revenues	$841	$811	$940	$951	$3,544
Gross profit (loss)	$466	$321	$34	$(746)	$75
Net loss	$(4,351)	$(5,459)	$(5,244)	$(6,774)	$(21,828)
Net loss per common share basic and diluted	$(0.32)	$(0.38)	$(0.36)	$(0.47)	$(1.54)