Form 10-Q
period 2017-06-30
pdvWireless, Inc.
filed 2017-08-08
CIK 1304492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________

FORM 10-Q

____________________________________

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

____________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

At August  1, 2017, 14,417,869 shares of the registrant’s common stock were outstanding.

pdvWireless, Inc.

FORM 10-Q

For the quarterly period ended June 30, 2017

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes statements of our expectations, intentions, plans, and beliefs that constitute “forward-looking statements.”    These forward-looking statements are principally, but not solely, contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements include, but are not limited to, statements about our strategies, plans, objectives, expectations, intentions, expenditures and assumptions and other statements contained herein that are not historical facts. Our forward-looking statements are generally, but not always, accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “should,” “will,” “may,” “plan,” “goal,” “can,” “could,” “continuing,” “ongoing,” “intend” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and projections about future events and financial, market and business trends. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause our actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. Many of these risks, uncertainties and other factors are beyond our ability to control, influence, or predict. The most significant of these risks, uncertainties and other factors are described in “Item 1A—Risk Factors” in Part II of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended March 31, 2017 filed with the Securities and Exchange Commission (the “SEC”) on June 6, 2017.    As a result, investors are urged not to place undue reliance on any forward-looking statements.  These forward-looking statements reflect our views and assumptions only as of the date such forward-looking statements were made. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1:  Consolidated Financial Statements

pdvWireless, Inc.

Consolidated Balance Sheets

June 30, 2017 and March 31, 2017

(dollars in thousands, except share data)

	June 30,	March 31,
	2017	2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$115,541	$124,083
Accounts receivable, net of allowance for doubtful accounts of $60 and $53	908	636
Inventory	64	128
Prepaid expenses and other current assets	507	874
Total current assets	117,020	125,721
Property and equipment	14,709	14,509
Intangible assets	106,352	104,676
Capitalized patent costs, net	207	210
Other assets	478	370
Total assets	$238,766	$245,486
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$2,484	$3,399
Accounts payable - officers	27	36
Current portion of note payable	497	497
Deferred revenue	838	789
Total current liabilities	3,846	4,721
Noncurrent liabilities
Deferred revenue	4,836	5,033
Deferred income taxes	7,148	6,498
Other liabilities	1,701	1,338
Total liabilities	17,531	17,590
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized and no shares outstanding at June 30, 2017 and March 31, 2017	—	—
Common stock, $0.0001 par value per share, 100,000,000 shares authorized and 14,417,869 shares issued and outstanding at June 30, 2017 and 14,358,564 shares issued and outstanding at March 31, 2017	1	1
Additional paid-in capital	331,815	330,566
Accumulated deficit	(110,581)	(102,671)
Total stockholders' equity	221,235	227,896
Total liabilities and stockholders' equity	$238,766	$245,486

See accompanying notes to consolidated financial statements

pdvWireless, Inc.

Consolidated Statements of Operations

Three Months Ended June 30, 2017 and 2016

(dollars in thousands, except share data)

(Unaudited)

	Three months ended
	June 30,
	2017	2016
Operating revenues
Service revenue	$1,105	$765
Spectrum lease revenue	182	182
Other revenue	178	98
Total operating revenues	1,465	1,045
Cost of revenue
Sales and service	1,700	1,584
Gross loss	(235)	(539)
Operating expenses
General and administrative	4,881	7,746
Sales and support	1,686	1,216
Product development	552	573
Total operating expenses	7,119	9,535
Loss from operations	(7,354)	(10,074)
Interest expense	(1)	(1)
Interest income	112	23
Other income (expense)	(17)	—
Loss before income taxes	(7,260)	(10,052)
Income tax expense	650	—
Net loss	$(7,910)	$(10,052)
Net loss per common share basic and diluted	$(0.55)	$(0.70)
Weighted-average common shares used to compute basic and diluted net loss per share	14,437,986	14,375,466

See accompanying notes to consolidated financial statements

pdvWireless, Inc.

Consolidated Statement of Stockholders’ Equity/(Deficiency)

Three Months Ended June 30, 2017

(dollars in thousands, except share data)

(Unaudited)

	Number of Shares
	Preferred		Preferred
	Stock	Common	Stock	Common	Additional	Accumulated
	Series AA	Stock	Series AA	Stock	Paid-in Capital	Deficit	Total
Balance at March 31, 2017	—	14,442,368	$—	$1	$330,566	$(102,671)	$227,896
Equity based compensation*	—	1,410	—	—	1,089	—	1,089
Stock option exercises	—	8,000	—	—	160	—	160
Net loss	—	—	—	—	—	(7,910)	(7,910)
Balance at June 30, 2017	—	14,451,778	$—	$1	$331,815	$(110,581)	$221,235

* includes restricted shares

See accompanying notes to consolidated financial statements

pdvWireless, Inc.

Consolidated Statements of Cash Flows

Three Months Ended June 30, 2017 and 2016

(dollars in thousands)

(Unaudited)

	Three months ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,910)	$(10,052)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	654	487
Non-cash compensation expense attributable to stock awards	1,089	1,366
Deferred income taxes	650	—
Bad debt expense	9	—
Loss on disposal of assets	17	—
Changes in operating assets and liabilities
Accounts receivable	(280)	(62)
Inventory	64	37
Prepaid expenses and other assets	260	(151)
Accounts payable and accrued expenses	(914)	(1,148)
Accounts payable - officers	(9)	(25)
Deferred revenue	(147)	(191)
Other liabilities	143	136
Net cash flows used by operating activities	(6,374)	(9,603)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible assets	(1,677)	(302)
Purchases of equipment	(651)	(375)
Payments for patent costs	—	(1)
Net cash used by investing activities	(2,328)	(678)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercise	160	—
Net cash provided from financing activities	160	—
Net change in cash and cash equivalents	(8,542)	(10,281)
CASH AND CASH EQUIVALENTS
Beginning of the period	124,083	153,463
End of the period	$115,541	$143,182
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period:
Taxes paid	$8	$8
Non-cash activities:
Capital expenditures included in other liabilities	$217	$—

pdvWireless, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.	Nature of Operations

pdvWireless, Inc. (the “Company”) is a private wireless communications carrier focused on utilizing its spectrum assets to develop and offer next generation network and mobile communication solutions for critical infrastructure and enterprise customers. The Company is the largest holder of licensed spectrum in the Part 90 900 MHz band (i.e., 896-901 MHz paired with 935-940 MHz) throughout the contiguous United States, plus Hawaii, Alaska and Puerto Rico.

The Company’s first priority involves pursuing regulatory actions at the Federal Communications Commission (“FCC”) with the goal of modernizing and realigning the 900 MHz band to increase its usability and capacity, including for the future potential deployment of broadband and other advanced technologies and services.  At the same time, the Company is exploring and developing network and mobile communication solutions, leveraging its spectrum to address the unmet needs of its targeted critical infrastructure and enterprise customers.  For its first offering, the Company has deployed push-to-talk (“PTT”) networks and offers its DispatchPlusTM two-way radio service to businesses in seven major metropolitan market areas throughout the United States, including Atlanta, Baltimore/Washington, Chicago, Dallas, Houston, New York and Philadelphia.  DispatchPlus allows the enterprise customers to increase the productivity of their field-based workers and the efficiency of their dispatch and call center operations.  The Company is pursuing opportunities to offer additional network and mobile communication solutions to critical infrastructure and enterprise customers with its existing spectrum and currently available non-broadband technologies and, if the Company is successful with its FCC efforts, through the deployment of broadband and other advanced wireless service offerings.

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

The Company expects that its DispatchPlus business will become its principal near term operating business.  However, sales of its DispatchPlus service have been slower to ramp-up than initial expectations.  The Company primarily markets its DispatchPlus service to customers indirectly through third-party dealers selected from Motorola’s nationwide dealer network and other select wireless dealers.  The Company supports its indirect sales representatives by providing them with training, marketing and advertising support from its internal sales and marketing team.  The

Company typically enters into contracts directly with end users of its DispatchPlus communication solutions, including those introduced to it through its indirect dealer network.

The Company’s spectrum is its most valuable asset.  Although the Company can use its spectrum for its existing DispatchPlus business and for other narrowband and wideband wireless services, many of the future business opportunities that the Company has identified require higher bandwidth than allowed by the current configuration of its spectrum.  As a result, the Company is pursuing a number of initiatives to increase the usability and capacity of its spectrum.

In November 2014, the Company and the Enterprise Wireless Alliance (EWA) submitted a Joint Petition for Rulemaking to the FCC to propose the realignment of a portion of the 900 MHz band from narrowband to broadband.  In response to the Joint Petition, the FCC issued a public notice requesting comments from interested parties and asked a number of questions about the proposal. A number of parties, including several incumbent licensees, filed comments with the FCC expressing their views, including both support and opposition.  In May 2015, the Company and the EWA filed proposed rules with the FCC related to the Joint Petition.  Comments on the proposed rules were filed in June 2015, and reply comments in July 2015.

On August 4, 2017, the FCC issued a Notice of Inquiry (“NOI”) that the Company believes signifies the FCC’s interest in conducting a serious and comprehensive evaluation of the current and future rules governing the 900 MHz band.  In the NOI, the FCC announced that it had commenced a proceeding to examine whether it would be in the public interest to change the existing rules governing the 900 MHz band to enable increased access to spectrum, improved spectrum efficiency and expanded flexibility for a variety of potential uses and applications, including broadband and other advanced technologies and services.  The FCC stated that the purpose of the NOI was to gather information from interested parties to assist the FCC in its decision making process.  The FCC requested interested parties, including the Company, to comment on a number of questions related to three potential options for the 900 MHz band: (i) retaining the current configuration of the 900 MHz band, but increasing operational flexibility, (ii) reconfiguring a portion or all of the 900 MHz band to support broadband and other advanced technologies and services or (iii) retaining the current 900 MHz band licensing and eligibility rules.  Because the FCC is requesting information on multiple options for the 900 MHz band, the NOI effectively supersedes the Joint Petition and other pending proposals that involved the 900 MHz band.  However, a broadband reconfiguration option included in the NOI is consistent with the Company’s Joint Petition proposal, and all information the Company previously provided to the FCC to support the realignment and modernization of the 900 MHz band will remain relevant.  Under the FCC’s rules, responses to the NOI must be submitted on or before September 18, 2017, and reply comments are due on or before October 18, 2017.  The full text of the NOI is available on the FCC’s public website at https://www.fcc.gov/document/900-mhz-notice-inquiry.

The Company is currently evaluating, and it plans to file a response to the NOI by the September 18th deadline.  The issuance of the NOI does not mean that the FCC has accepted or denied the broadband approach the Company proposed in its Joint Petition, or that the FCC will or will not ultimately adopt a Notice of Proposed Rulemaking along the lines proposed by the Company.  The Company continues to believe in the merits of its broadband approach, and that it would be in the public interest for the FCC to realign the 900 MHz band to enable broadband and other advanced technologies and services.  Nevertheless, obtaining a favorable result from the FCC may take a significant amount of time and resources. Moreover, there is no assurance that following the conclusion of the NOI process, the FCC will ultimately propose and adopt rules that will allow the Company to utilize its spectrum to offer broadband and other advanced technologies and services.

To prepare for the NOI and to build support for a 900 MHz broadband realignment, the Company has met, and intends to continue to meet, with a number of incumbent licensees, critical infrastructure businesses and other interested parties in the 900 MHz band.  The goals with these discussions have been: (i) building consensus for the proposed reconfiguration of the 900 MHz band to support broadband and other advanced technologies and services; (ii) resolving any technology or other concerns raised by incumbent licensees; (iii) educating critical infrastructure businesses on how broadband capabilities could enhance their operations and initiatives (for example, supporting grid modernization requirements or monitoring and/or controlling their own system or network elements via machine-to-machine type services); (iv) gaining a better understanding of the size of the operational incumbent base and the nature of the systems they are currently operating; and (v) evaluating and  proposing voluntary license relocation opportunities to certain incumbent licensees.

2.      Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to allowance for doubtful accounts, estimated useful lives of depreciable assets, asset retirement obligations, the carrying amount of long-lived assets under construction in process, valuation allowance on the Company’s deferred tax assets, and recoverability of intangible assets. Moreover, in certain circumstances, requirements associated with relevant US GAAP guidance can impact the Company’s estimates and assumptions. The Company is also required to make certain estimates with regard to the valuation of awards and forfeiture rates for its share-based award programs. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the applicable period. Accordingly, actual results could materially differ from those estimates.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, including PDV Spectrum Holding Company, LLC formed in April 2014. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the presentation of the corresponding amounts in the financial statements for the three months ended June 30, 2017. These reclassifications had no effect on previously reported results of operations, cash flows, assets, liabilities or equity for the periods presented.

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less at the time of purchase are considered cash equivalents. Cash equivalents are stated at cost, which approximates the quoted market value and include amounts held in money market funds.

Allowance for Doubtful Accounts

An allowance for uncollectible receivables is estimated based on a combination of write-off history, aging analysis and any specific known troubled accounts. The Company reviews its allowance for uncollectible receivables on a quarterly basis. Past due balances meeting specific criteria are reviewed individually for collectability. At June 30, 2017 and March 31, 2017, management provided an allowance of approximately $60,000 and $53,000, respectively, for certain slow paying accounts.

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

As of June 30, 2017, the Company had an asset retirement obligation of approximately $0.3 million.

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

The licenses are tested for impairment annually on an aggregate basis, as the Company will be utilizing the wireless licenses on an integrated basis as a part of developing its nationwide network. Before employing detailed impairment testing, the Company first evaluates the likelihood of impairment by considering relevant qualitative factors that may have a significant bearing on fair value. If it determines that it is more likely than not that the wireless licenses are impaired, it will apply a quantitative analysis including detailed testing methodologies. Otherwise, it concludes that no impairment exists. In the event a quantitative analysis is required, the Company considers estimates of valuation methods to perform the test of the fair values of the wireless licenses using, among other things, market based and discounted cash flow approaches.

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

Cost of Revenue

The Company’s cost of revenue relating to its DispatchPlus service offering includes the cost of operating its dispatch network and its cloud-based solutions, and to a lesser degree, the costs associated with the sales of the relevant user devices. In addition, cost of revenue associated with the sales of the Company’s software applications through its wireless carrier partners includes the portion of service revenue retained by its domestic Tier 1 carrier partners pursuant to its agreements with these parties, which may include network services, connectivity, SMS service, sales, marketing, billing and other ancillary services.

Stock Compensation

The Company accounts for stock options in accordance with US GAAP, which requires the measurement and recognition of compensation expense, based on the estimated fair value of awards granted to employees, directors, and consultants. The Company estimates the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s statements of operations over the requisite service periods.  In the event the participant’s employment by or engagement with (as a director or otherwise) the Company terminates before exercise of the options granted, the stock options granted to the participant shall immediately expire and all rights to purchase shares thereunder shall immediately cease and expire and be of no further force or effect, other than applicable exercise rights for vested shares that may extend past the termination date as provided for in the participant’s applicable option award agreement.  Additionally, the Compensation Committee adopted an Executive Severance Plan (the “Severance Plan”) in February 2015, and the Company subsequently entered into Severance Plan Participation Agreements with its executive officers and certain key employees.  In addition to providing participants with severance payments, the Severance Plan provides for accelerated vesting and extends the exercise period for outstanding equity awards if the Company terminates a participant’s service for reasons other than cause, death or disability or the participant terminates his or her service for good reason, whether before or after a change of control (each of such terms as defined in the Severance Plan).

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

Effective April 1, 2017, the Company adopted ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.  Under the new guidance, all excess tax benefits and tax deficiencies, including tax benefits of dividends on share-based payment awards, should be recognized as income tax expense or benefit in the income statement, eliminating the notion of the additional paid-in-capital (“APIC”) pool. The excess tax benefits will be classified as operating activities along with other income tax cash flows rather than financing activities in the statement of cash flows. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. ASU 2016-09 also allows entities to elect to either estimate the total number of awards that are expected to vest or account for forfeitures when they occur. Additionally, ASU 2016-09 clarifies that cash payments to tax authorities in connection with shares withheld to meet statutory tax withholding requirements should be presented as a financing activity in the statement of cash flows. The Company has elected to continue its past practice of estimating the total number of awards expected to vest and adopted the provisions of ASU 2016-09 related to changes in the consolidated statements of cash flows on a retrospective basis.

Net Loss Per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. For purposes of the diluted net loss per share calculation, preferred stock, convertible notes payable-affiliated entities, stock options, restricted stock and warrants are considered to be potentially dilutive securities. Because the Company has reported a net loss for the three months ended June 30, 2017 and 2016, diluted net loss per common share is the same as basic net loss per common share for those periods.

Common stock equivalents resulting from potentially dilutive securities approximated 822,000 and 709,000 at June 30, 2017 and March 31, 2017, respectively, and have not been included in the dilutive weighted average shares of common stock outstanding, as their effects are anti-dilutive.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), ("ASU 2014-09") which supersedes current revenue recognition guidance, including most industry specific guidance. ASU 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services, and also requires additional disclosures regarding the nature, amount, timing and uncertainty of revenue that is recognized. The guidance, as stated in ASU 2014-09, is effective for annual and interim periods beginning after December 15, 2016. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date by one year, with early adoption on the original effective date permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that this update will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of this updated standard on its ongoing financial reporting. The Company does not have plans to adopt this standard prior to the effective date.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminated Step 2 from the goodwill impairment test, which required entities to compute the implied fair value of goodwill by determining the fair value of the reporting unit's assets and liabilities as if they were assets acquired and liabilities assumed in a business combination. Instead of Step 2, entities performing their annual impairment test will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. Entities will continue to have the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The adoption of ASU 2017-04 will be effective for annual, or any interim, goodwill impairment tests in fiscal years beginning after December 15, 2019. The adoption of this guidance is not expected to have an effect on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718) Scope of Modification Accounting. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The adoption of ASU 2017-09 will become effective for annual periods beginning after December 15, 2017 with prospective application.  The Company is currently evaluating the impact that it will have on its financial position and does not believe there will be a material impact on the consolidated financial statements.

Subsequent Events Evaluation by Management

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were issued.

3.      Property and Equipment

Property and equipment consists of the following at June 30, 2017 and March 31, 2017 (in thousands):

	Estimated
	useful life	2017	2017
Network sites and equipment	5-10 years	$14,687	$13,999
Computer equipment	5-7 years	948	944
Computer software	1-3 years	10	13
Furniture and fixture and other equipment	2-5 years	1,423	1,091
Leasehold improvements	Shorter of the lease term or 10 years	342	141
		17,410	16,188
Less accumulated depreciation		4,234	3,590
		13,176	12,598
Construction in process		1,533	1,911
Property and equipment, net		$14,709	$14,509

Depreciation expense for the three months ended June 30, 2017 and 2016 amounted to $0.6 million and $0.5 million, respectively; approximately $0.6 million and $0.4 million, respectively, of such depreciation expense was classified as cost of revenue, while the remainder for each period was classified as operating expense in the Company’s Consolidated Statements of Operations. Leasehold improvements include certain allowances for tenant improvements related to the expansion of the Company’s corporate headquarters.  Construction in process includes the expenditures related to the costs to establish the Company’s dedicated wide-area, two-way radio dispatch networks in certain metropolitan areas.

4.Intangible Assets

Wireless licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but instead are tested for impairment annually, or more frequently if an event indicates that the asset might be impaired. The Company believes that no impairment indicators existed as of June 30, 2017 for which the Company would recognize impairment.

During the three months ended June 30, 2017, the Company entered into agreements with several third parties in multiple U.S. markets to acquire wireless licenses for cash consideration, upon FCC approval.

Intangible assets consist of the following at June 30, 2017 and March 31, 2017 (in thousands):

Wireless Licenses
Balance at March 31, 2017	$104,676
Acquisitions	1,676
Balance at June 30, 2017	$106,352

5.      Accounts Payable - officers

Accounts payable - officers represents unreimbursed expenses including travel and entertainment expenses incurred by the Company’s officers. At June 30, 2017 and March 31, 2017, the accounts payable to officers amounted to approximately $27,000 and $36,000, respectively.

6.      Notes Payable

On October 23, 2015, the Company entered into a promissory note in the amount of $1,289,013 with a third party in exchange for wireless licenses.  The term of the note is through March 15, 2018 and bears a fixed rate of interest, of 0.55% per annum, which is based on the Short Term Applicable Federal Rate on the closing date.  As of June 30, 2017, the Company’s outstanding borrowings were approximately $0.5 million.

7.      Income Taxes

The Company recorded income tax expense of $0.7 million for the three months ended June 30, 2017 compared to none in the prior year. The Company’s tax provision for both periods had an unusual relationship to the pre-tax loss due primarily to the existence of a deferred tax asset valuation allowance at the beginning of both periods.  The tax expense recorded in the three months ended June 30, 2017 resulted from $1.8 million of tax amortization of the Company’s indefinite-lived intangible assets ($0.6 million net of tax) that is not available to offset existing deferred tax assets. The Company expects the indefinite-lived intangible assets to result in approximately $2.6 million of income tax expense for the full fiscal year 2018 (as previously discussed in Note 9 of the Company’s Annual Report on Form 10-K for the year ended March 31, 2017).

8.      Stock Acquisition Rights, Stock Options and Warrants

The Company established the pdvWireless, Inc. 2014 Stock Plan (the “2014 Stock Plan”) to attract, retain and reward individuals who contribute to the growth of the Company. This 2014 Stock Plan superseded previous stock plans.  However, under such previous plans, 44,481 stock options remained vested and outstanding  as of June 30, 2017.

As of June 30, 2017,  2,788,234 shares of common stock were authorized and reserved for issuance under the 2014 Stock Plan.  The shares authorized and reserved for issuance under the 2014 Stock Plan will continue to increase each subsequent anniversary through January 1, 2024 by an amount equal to the lesser of 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or a lesser amount determined by the Board of Directors.  The Board exercised its discretion to limit the number of shares added to the Company’s 2014 Stock Plan in 2017 to 250,000 shares.  Based on the Company’s outstanding shares on January 1, 2017, up to 717,018 additional shares of common stock could have been added to the 2014 Stock Plan in 2017.  The Board, however, elected to limit the annual increase in 2017 to 250,000 shares based on its review of the Company’s outstanding equity awards, the potential dilution to stockholders upon exercise of these awards, the Company’s hiring plans and the shares remaining available for grant under the Plan.  The Board will continue to use its discretion, as needed, each year to determine the appropriate share replenishment level going forward.

Restricted Stock and Restricted Stock Units

A summary of non-vested Restricted Stock activity for the three months ended June 30, 2017 is as follows:

		Weighted
	Restricted	Average Grant
	Stock	Day Fair Value
Non-vested restricted stock at March 31, 2017	127,457	$25.10
Granted	107,057	22.75
Forfeited	(100)	22.75
Vested	—	—
Non-vested restricted stock at June 30, 2017	234,414	$24.03

The Company recognizes compensation expense for restricted stock on a straight line basis over the explicit vesting period. Vested restricted stock units are settled and issuable upon the vesting date (or the next open trading date if the vesting date occurs during a closed window under the Company’s insider trading policy) or a date certain in the future.  Stock compensation expense related to restricted stock was approximately $380,000 for the three months ended June 30, 2017 and approximately $335,000 for the three months ended June 30, 2016.  Stock compensation expense for restricted stock is accounted for in general and administrative expense in the Company’s Consolidated Statement of Operations.  At June 30, 2017, there was $4.8 million of unvested compensation expense related to the restricted stock, which is expected to be recognized over a weighted average period of 3.2 years.

Performance Stock Units

A summary of the Performance Stock Unit activity for the three months ended June 30, 2017 is as follows:

		Weighted
		Average
	Performance	Grant Day
	Stock	Fair Value
Performance units at March 31, 2017	37,295	$25.81
Granted	71,843	22.75
Forfeited	—	—
Vested	—	—
Performance units at June 30, 2017	109,138	$23.80

The Company awarded performance stock units in May 2017 and January 2016.  The units represent the number of shares of the Company’s common stock that the recipient would vest in and receive contingent upon the Company’s attainment of the applicable performance goal.  For the outstanding performance stock units, the performance goal requires the Company to obtain, prior to January 13, 2020, (A) a Final Order from the FCC providing for the creation and allocation of licenses for spectrum in the 900 MHz band consisting of paired blocks of contiguous spectrum, each containing at least 3 MHz of contiguous spectrum, authorized for broadband wireless communications uses and (B) the lack of objection by the Company's Board of Directors to the terms and conditions  (including, but not limited to, the rebanding, clearing and relocation procedures, license assignment and award mechanisms, and technical and operational rules) set forth or referenced in the Final Order.

For the three months ended June 30, 2017 and June 30, 2016, there was no stock compensation expense recognized for the performance units.  At June 30, 2017, there was approximately $2.6 million of unvested compensation expense of the performance units.

Stock Options

A summary of Stock Option activity for the three months ended June 30, 2017 is as follows:

		Weighted
		Average
	Options	Exercise Price
Options outstanding at March 31, 2017	1,733,595	$22.79
Granted during the period	65,445	22.75
Forfeited/Exercised during the period	(2,551)	(30.33)
Options outstanding at June 30, 2017	1,796,489	$22.78

The stock options to purchase shares of common stock awarded during the three months ended June 30, 2017 have a ten-year contractual life and 25% will vest on the first anniversary of grant, and the remainder will vest in three equal annual installments thereafter. Shares granted to employees are subject to vesting, future settlement conditions and other such terms as determined by the Board of Directors.

Additional information regarding Stock Options outstanding at June 30, 2017 is as follows:

							Weighted
				Weighted			Average
				Average	Weighted		Exercise Price
Exercise			Number	Remaining	Average	Options	of Shares
Prices			Outstanding	Life in Years	Exercise Price	Exercisable	Exercisable
$13.25	-	$20.00	1,132,243	6.75	$19.74	833,180	$19.64
20.01	-	46.23	583,445	8.38	25.22	227,019	25.63
46.24	-	72.85	80,801	7.82	47.88	40,676	47.89
			1,796,489	7.36	$22.78	1,100,875	$21.92

The Black-Scholes option model requires weighted average assumptions to be used for calculation of the Company’s stock compensation expense. The assumptions used during the three months ended June 30, 2017 were: the expected life of the awards was 5 years; the risk-free interest rate was 1.8%; the expected volatility was 49.05%; the expected dividend yield was 0.0%; and a 3% forfeiture rate.

Performance Stock Options

 A summary of the Performance Stock Options as of June 30, 2017 is as follows:

	Performance Options	Weighted Average Exercise Price
Performance options outstanding at March 31, 2017	50,000	$25.81
Performance options granted	54,945	22.75
Performance options forfeited/expired	—	—
Performance options outstanding at June 30, 2017	104,945	$24.21

During the three months ended June 30, 2017 and the year ended March 31, 2016, the Company awarded an executive officer performance stock options to purchase 54,945 and 50,000 shares of common stock with an exercise price of $22.75 and $25.81, respectively.  These options have a ten-year contractual life.  The performance stock options will vest in full contingent the Company’s achievement, prior to January 13, 2020, of (A) a Final Order from the FCC providing for the creation and allocation of licenses for spectrum in the 900 MHz band consisting of paired blocks of contiguous spectrum, each containing at least 3 MHz of contiguous spectrum, authorized for broadband wireless communications uses and (B) the lack of objection by the Company's Board of Directors to the terms and conditions  (including, but not limited to, the rebanding, clearing and relocation procedures, license assignment and award mechanisms, and technical and operational rules) set forth or referenced in the Final Order.

Stock compensation expense related to the amortization of the fair value of stock options issued was approximately $0.7 million for the three months ended June 30, 2017. For the three months ended June 30, 2016, stock compensation expense was approximately $1.0 million. There was no stock compensation expense related to the performance stock options issued for the three months ended June 30, 2017 and 2016.  Stock compensation expense is included as part of general and administrative expense in the accompanying Consolidated Statement of Operations. The weighted average fair value for the stock option awards granted during the three months ended June 30, 2017 was $10.08. As of June 30, 2017, there was approximately $3.8 million of unrecognized compensation cost related to non-vested stock options granted under the Company’s stock option plans, of which $2.8 million pertains to the non-performance based stock options and $1.0 million pertains to the performance based stock options. The cost is expected to be recognized over a weighted-average period of 2.4 years.

Motorola Investment

On September 15, 2014, Motorola invested $10.0 million to purchase 500,000 Class B Units of the Company’s subsidiary, PDV Spectrum Holding Company, LLC (at a price equal to $20.00 per unit). The Company owns 100% of the Class A Units in this subsidiary. Motorola has the right at any time to convert its 500,000 Class B Units into 500,000 shares of the Company’s common stock. The Company also has the right to force Motorola’s conversion of these Class B Units into shares of its common stock at its election. Motorola is not entitled to any assets, profits or distributions from the operations of the subsidiary. In addition, Motorola’s conversion ratio from Class B Units to shares of the Company’s common stock is fixed on a one-for-one basis, and is not dependent on the performance or valuation of either the Company or the subsidiary. The Class B Units have no redemption or call provisions and can only be converted into shares of the Company’s common stock. Management has determined that this investment does not meet the criteria for temporary equity or non-controlling interest due to the limited rights that Motorola has as a holder of Class B Units, and accordingly has presented this investment as part of its permanent equity within Additional Paid-in Capital in the accompanying consolidated financial statements.

9.      Commitments and Contingencies

Leasing Obligations

The Company is obligated under certain lease agreements for office space whose leases expire on various dates from January 7, 2019 through March 31, 2027, which includes a ten-year lease extension for its corporate headquarters. The Company entered into multiple lease agreements for tower space related to its DispatchPlus business. The lease expiration dates range from February 28, 2020 to June 30, 2026.

Rent expense amounted to approximately $0.6 million and approximately $0.4 million, for the three months ended June 30, 2017 and 2016, respectively, of which approximately $0.4 million and approximately $0.3 million, respectively, was classified as cost of revenue and the remainder of approximately $0.2 million and $0.1 million, respectively, was classified in operating expenses in the Consolidated Statements of Operations.  At June 30, 2017, accumulated deferred rent payable amounted to approximately $1.4 million and is included as part of other liabilities in the accompanying Consolidated Balance Sheet.

Aggregate rentals, under non-cancelable leases for office and tower space (exclusive of real estate taxes, utilities, maintenance and other costs borne by the Company), for the remaining terms of the leases following the three months ended June 30, 2017 are as follows (in thousands):

2018 (9 months)	$1,220
2019	2,087
2020	2,047
2021	1,806
2022	1,469
After 2022	5,340
Total	$13,969

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

11.     Business Concentrations

For the three months ended June 30, 2017, the Company had one Tier 1 domestic carrier that accounted for approximately 40% of operating revenues.  For the three months ended June 30, 2016, the Company had two Tier 1 carriers that accounted for approximately 33% and 17% of operating revenues, respectively.

As of June 30, 2017 and March 31, 2017, the Company had one Tier 1 domestic carrier that accounted for approximately 65% and 67%, respectively, of accounts receivable.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of the financial condition and results of operations of pdvWireless, Inc. (“PDV,” the “Company”, “we”, “us”, or “our”) should be read in conjunction with our financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2017, filed with the SEC on June 6, 2017.  In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those identified in “Item 1A—Risk Factors” in Part II of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K.  As a result, investors are urged not to place undue reliance on any forward-looking statements.  Except to the limited extent required by applicable law, the Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

Overview

We are a private wireless communications carrier focused on utilizing our spectrum assets to develop and offer next generation network and mobile communication solutions to critical infrastructure and enterprise customers.  We are the largest holder of licensed spectrum in the Part 90 900 MHz band (i.e., 896-901 MHz paired with 935-940 MHz) throughout the contiguous United States, plus Hawaii, Alaska and Puerto Rico.  On average, we hold approximately 60% of the channels in our portion of the 900 MHz band in the top 20 metropolitan market areas in the United States.  We maintain offices in Woodland Park, New Jersey, Reston, Virginia, and San Diego, California.  We also maintain a sales office in West Conshohocken, Pennsylvania.

As our first priority, we are pursuing regulatory actions at the Federal Communications Commission (“FCC”) with the goal of modernizing and realigning the 900 MHz band to increase its usability and capacity, including for the future deployment of broadband and other advanced technologies and services.  At the same time, we are exploring and developing network and mobile communication solutions, leveraging our spectrum to address the unmet needs of our targeted critical infrastructure and enterprise customers.  For our first offering, we have deployed push-to-talk (“PTT”) networks and offer our DispatchPlusTM two-way radio service in seven major metropolitan market areas, including Atlanta, Baltimore/Washington, Chicago, Dallas, Houston, New York and Philadelphia.  DispatchPlus allows our enterprise customers to increase the productivity of their field-based workers and the efficiency of their dispatch and call center operations.  We are pursuing opportunities to offer additional network and mobile communication solutions to critical infrastructure and enterprise customers with our existing spectrum and currently available non-broadband technologies and, if we are successful with our FCC efforts, through the deployment of broadband and other advanced wireless service offerings.

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

We expect that our DispatchPlus business will become our principal near term operating business. To date, sales of our DispatchPlus service have been slower to ramp-up than our initial expectations for a number of reasons, including, but not limited to, the performance of our indirect third-party sales representatives, longer initial sales cycles, and coverage gaps in certain markets due to delays in our deployment of planned sites.  We continue to develop and implement sales and marketing programs for our DispatchPlus service to drive increased customer acquisition and revenue growth.  Our progress in the growth of our sales funnel and positive customer feedback provide us with optimism about our future sales opportunities.  We are currently focusing our resources in the markets where we have commenced service.  That focus includes trialing and implementing a number of sales and marketing initiatives and strategies aimed at increasing sales of our DispatchPlus service and continuing to develop and grow a predictable sales funnel and process.  These initiatives include:

•	Identifying and targeting high-value, business customers that we believe will benefit from our DispatchPlus service;
•	Focusing our marketing efforts to more clearly communicate the benefits of our services to business customers in our targeted market verticals;
•	Developing and bringing to market innovative features that continue to differentiate us from other wireless communications service providers that provide PTT solutions;
•	Providing additional incentive programs, both to our third-party sales representatives and to our customer prospects;
•	Building and trialing a targeted direct sales effort;
•

Orienting our sales and marketing organizational structure to track the distinct channels of distribution we are employing in our market areas and to bring added focus to the different types of potential customer accounts and related sales and marketing processes;

•	Developing a centralized business development and telesales team to increase the flow of qualified leads; and
•	Developing alternate third-party sales channel strategies.

We intend to continue to focus our efforts on the initial seven markets where we have commenced service until we prove out our DispatchPlus business model in those markets.  We have prepared for the potential future rollout of our DispatchPlus service in more than thirteen additional markets by completing initial network designs, and in some markets, performing additional site development activities.  We believe this approach will allow us to more quickly and effectively proceed with new market deployments when we determine it is best to do so.  We also believe this approach will provide us with additional time and financial flexibility to refine our longer-term strategies, including those related to our FCC initiatives and related activities.

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

In November 2014, we and the Enterprise Wireless Alliance (EWA) submitted a Joint Petition for Rulemaking to the FCC to propose the realignment of a portion of the 900 MHz band from narrowband to broadband.  In response to the Joint Petition, the FCC issued a public notice requesting comments from interested parties and asked a number of questions about the proposal. A number of parties, including several incumbent licensees, filed comments with the FCC expressing their views, including both support and opposition.  In May 2015, we and the EWA filed proposed rules with the FCC related to the Joint Petition.  Comments on the proposed rules were filed in June 2015, and reply comments in July 2015.

On August 4, 2017, the FCC issued a Notice of Inquiry (“NOI”) that we believe signifies the FCC’s interest in conducting a serious and comprehensive evaluation of the current and future rules governing the 900 MHz band.  In the NOI, the FCC announced that it had commenced a proceeding to examine whether it would be in the public interest to change the existing rules governing the 900 MHz band to enable increased access to spectrum, improved spectrum efficiency and expanded flexibility for a variety of potential uses and applications, including broadband and other advanced technologies and services.

The FCC stated that the purpose of the NOI was to gather information from interested parties to assist the FCC in its decision making process.  The FCC requested interested parties, including us, to comment on a number of questions related to three potential options for the 900 MHz band: (i) retaining the current configuration of the 900 MHz band, but increasing operational flexibility, (ii) reconfiguring a portion or all of the 900 MHz band to support broadband and other advanced technologies and services or (iii) retaining the current 900 MHz band licensing and eligibility rules.  Because the FCC is requesting information on multiple options for the 900 MHz band, the NOI effectively supersedes the Joint Petition and other pending proposals that involved the 900 MHz band.  However, a broadband reconfiguration option included in the NOI is consistent with our Joint Petition proposal, and all information we previously provided to the FCC to support the realignment and modernization of the 900 MHz band will remain relevant.  Under the FCC’s rules, responses to the NOI must be submitted on or before September 18, 2017, and reply comments are due on or before October 18, 2017.  The full text of the NOI is available on the FCC’s public website at https://www.fcc.gov/document/900-mhz-notice-inquiry.

We are currently evaluating, and we plan to file a response to the NOI by the September 18th deadline.  The issuance of the NOI does not mean that the FCC has accepted or denied the broadband approach we proposed in our Joint Petition, or that the FCC will or will not ultimately adopt a Notice of Proposed Rulemaking along the lines proposed by us.  We continue to believe in the merits of our broadband approach, and that it would be in the public interest for the FCC to realign the 900 MHz band to enable broadband and other advanced technologies and services.  Nevertheless, obtaining a favorable result from the FCC may take a significant amount of time and resources. Moreover, there is no assurance that following the conclusion of the NOI process, the FCC will ultimately propose and adopt rules that will allow us to utilize our spectrum to offer broadband and other advanced technologies and services.

To prepare for the NOI and to build support for a 900 MHz broadband realignment, we have met, and intend to continue to meet, with a number of incumbent licensees, critical infrastructure businesses and other interested parties in the 900 MHz band.  The goals with these discussions have been to: (i) building consensus for the proposed reconfiguration of the 900 MHz band to support broadband and other advanced technologies and services; (ii) resolving any technology or other concerns raised by incumbent licensees; (iii) educating critical infrastructure businesses on how broadband capabilities could enhance their operations and initiatives (for example, supporting grid modernization requirements or monitoring and/or controlling their own system or network elements via machine-to-machine type services); (iv) gaining a better understanding of the size of the operational incumbent base and the nature of the systems they are currently operating; and (v) evaluating and  proposing voluntary license relocation opportunities to certain incumbent licensees.

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

Revenue Recognition.  We recognize revenue in the period that persuasive evidence of an arrangement exists, delivery of the product has occurred or services have been rendered, we are able to determine the amount of revenue and when the collection of such amount is considered probable.  In accordance with the guidance provided in Accounting Standards Codification (“ASC”) Topic 605-45-45, (Revenue Recognition – Principal Agent Considerations), we have determined that we are the primary obligor with respect to the service revenue derived from sales of pdvConnect through our Tier I domestic carrier partners. As a result, revenue is recorded at the gross amount billed to end-user customers for sales through these carrier partners. We also sell service and applications directly to end-users, which are billed and collected directly by us.

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

The fair value of restricted stock and performance stock units are measured based on the quoted closing market price for the stock at the date of grant. The compensation cost for restricted stock is recognized on a straight-line basis over the vesting period.  The compensation cost for the performance stock units is recognized when the performance criteria are complete.

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

Results of Operations

Comparison of the three months ended June 30, 2017 and 2016

The following table sets forth our results of operations for the three months ended June 30, 2017 and 2016. The period-to-period comparison of financial results is not necessarily indicative of the financial results we will achieve in future periods.

	Three months ended
(dollars in thousands, except share data)	June 30,
	2017	2016
Operating revenues
Service revenue	$1,105	$765
Spectrum lease revenue	182	182
Other revenue	178	98
Total operating revenues	1,465	1,045
Cost of revenue
Sales and service	1,700	1,584
Gross loss	(235)	(539)
Operating expenses
General and administrative	4,881	7,746
Sales and support	1,686	1,216
Product development	552	573
Total operating expenses	7,119	9,535
Loss from operations	(7,354)	(10,074)
Interest expense	(1)	(1)
Interest income	112	23
Other income (expense)	(17)	—
Loss before income taxes	(7,260)	(10,052)
Income tax expense	650	—
Net loss	$(7,910)	$(10,052)
Net loss per common share basic and diluted	$(0.55)	$(0.70)
Weighted-average common shares used to compute basic and diluted net loss per share	14,437,986	14,375,466

Operating revenues. Overall operating revenues increased by $0.4 million, or 40%, to $1.5 million for the three months ended June 30, 2017 from $1.0 million for the three months ended June 30, 2016.  The increase in the three months is primarily attributable to the increase in our DispatchPlus business.  The $0.3 million increase in service revenue for the three months ended June 30, 2017 resulted from an increase in number of DispatchPlus customers.  Other revenue, which primarily consists of equipment sales and rentals for the DispatchPlus business, increased by approximately $0.1 million, or 81%, to $0.2 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Cost of revenue. Cost of revenue for the three months ended June 30, 2017 increased by approximately $0.1 million, or 10%, to $1.7 million from $1.6 million for three months ended June 30, 2016. The increase for the three months resulted primarily from the costs to maintain our launched PTT networks for our DispatchPlus business.

Gross loss. Gross loss decreased by $0.3 million for the three months ended June 30, 2017 to ($0.2 million) from ($0.5 million) for the three months ended June 30, 2016.  The primary driver for the lower gross loss was the increase in operating revenues, primarily from our DispatchPlus business.

General and administrative expenses. General and administrative expenses for the three months ended June 30, 2017 decreased by $2.9 million, or 37%, to $4.9 million from $7.7 million for three months ended June 30, 2016. The decrease in general and administrative expenses for the three months ended June 30, 2017 resulted primarily from lower consulting services related to our spectrum initiatives.  For the three months ended June 30, 2016, we had incurred $3.4 million related to pursuing the FirstNet bid opportunity.  This decrease was partially offset by a $0.3 million increase in headcount costs.

Sales and support expenses. Sales and support expenses increased by $0.5 million, or 39%, to $1.7 million for three months ended June 30, 2017 from $1.2 million for the three months ended June 30, 2016.  The increase resulted from increased headcount and related costs.

Product development expenses. Product development expenses remained relatively flat for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

Interest expense. Interest expense incurred for the three months ended June 30, 2017 and June 30, 2016 relates to our promissory note issued in October 2015 in connection with the acquisition of wireless licenses.

Interest income.  The $0.1 million increase in interest income earned for the three months ended June 30, 2017 resulted from higher returns in the amounts held in our money market funds.

Income tax expense.  The $0.7 million non-cash charge recorded for the three months ended June 30, 2017 was primarily a result of an adjustment to the valuation allowance against our deferred tax assets.

Liquidity and Capital Resources

At June 30, 2017, we had cash and cash equivalents of $115.5 million.

Our accounts receivable is heavily concentrated in one Tier 1 domestic carrier partner. As of June 30, 2017, our accounts receivable balance was approximately $0.9 million, of which approximately $0.6 million, or approximately 65%, was due from the third-party Tier 1 domestic carrier partner.

Net cash used by operating activities. Net cash used in operating activities was $6.4 million for the three months ended June 30, 2017, as compared to $9.6 million for the three months ended June 30, 2016. The majority of net cash used by operating activities during the three months ended June 30, 2017 resulted from the net loss of $7.9 million, which includes the costs incurred to support our DispatchPlus business, offset by a reduction in stock-based compensation of $1.1 million.  The majority of net cash used by operating activities during the three months ended June 30, 2016 resulted from the net loss of $10.1 million, which includes the costs incurred to support our DispatchPlus business and the costs incurred for consulting services related primarily to our pursuit of the FirstNet bid opportunity, partially offset by a decrease in working capital requirements to support the business.

Net cash used by investing activities. Net cash used in investing activities was approximately $2.3 million for the three months ended June 30, 2017, as compared to $0.7 million used for the three months ended June 30, 2016. The net cash used during the three months ended June 30, 2017 resulted from $1.7 million in wireless license acquisitions and $0.7 million for the continuing equipment purchases and construction costs related to the buildout of additional network sites for our DispatchPlus business.  The net cash used during the three months ended June 30, 2016 resulted from $0.3 million in wireless license acquisitions and $0.4 million for the continuing equipment purchases and construction costs related to the buildout of our network for our DispatchPlus business.

Net cash from financing activities. For the three months ended June 30, 2017, there was $0.2 million in cash provided by financing activities resulting from stock option exercises.  For the three months ended June 30, 2016, there was no cash provided by financing activities.

We intend to continue to focus our efforts on the initial seven markets where we have deployed our DispatchPlus service until we prove out our DispatchPlus business model in those markets.  We have prepared for the rollout of our DispatchPlus service in more than thirteen additional markets by completing initial network designs and, in some markets, additional site development activities.  We believe this approach will allow us to more quickly and effectively proceed with new market deployments when we determine it is best to do so.  We also believe this approach will provide us with additional time and financial flexibility to refine our longer term strategies, including those related to our FCC initiatives and related activities.

Our future capital requirements will depend on many factors, including: the timing and amount of the revenues we generate from our DispatchPlus services and other network and mobile communication solutions we elect to offer; the development of new service offerings; the cost and success of our sales and marketing activities and initiatives; the timeline and results of our FCC initiatives and related activities; the expenses associated with our other spectrum initiatives; and our ability to control our operating expenses related to our DispatchPlus business and spectrum activities and initiatives.  We believe our cash and cash equivalents on hand will be sufficient to meet our financial obligations through at least the next 12 months.

On November 3, 2016, we filed a shelf registration statement (the “Shelf Registration Statement”) on Form S-3 with the SEC that was declared effective by the SEC on November 16, 2016, which permits us to offer up to $100 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination, including in units from time to time. Our Shelf Registration Statement is intended to provide us with additional flexibility to access capital markets for general corporate purposes, which may include working capital, capital expenditures, repayment of debt, other corporate expenses and acquisitions of complementary products, technologies or businesses.

We cannot predict with certainty when, if ever, we will require additional capital to further fund our current or future business plans and initiatives. Presently, we intend to cover our future operating expenses through cash on hand and from revenue derived primarily from our planned sales of our DispatchPlus and pdvConnect services and product offerings.  We may experience greater than expected cash usage to support our operating activities and business plan and/or our revenues may be lower than, or take more time to develop, than we anticipate. See “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 207, filed with the SEC on June 6, 2017 for risks and uncertainties that could cause our operating costs to be more than we currently anticipate and/or our revenue and operating results to be lower than we currently anticipate. As a result, we cannot provide assurance that we will not require additional funding in the future. In addition, we may elect to acquire businesses, technologies or spectrum or license technologies from third parties for or in connection with our spectrum initiatives.  We also intend to pursue the development and offering of additional next generation network and mobile communications solutions. As a result, we may decide to raise additional capital through debt or equity financing, including pursuant to our Shelf Registration Statement, to the extent we believe this is necessary to successfully complete these acquisitions or license these technologies or pursue spectrum opportunities. However, we cannot be sure that additional financing will be available if and when needed, or that, if available, we can obtain financing on terms favorable to us and our stockholders. Any failure to obtain financing when required would have a material adverse effect on our business, operating results, financial condition and liquidity.

Off-balance sheet arrangements

As of June 30, 2017 and March 31, 2017, we did not have and do not have any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

Item 1A.  Risk Factors.

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q as well as the risk factors disclosed in our Annual Report on Form 10-K for the year ended March 31, 2017, filed with the Securities and Exchange Commission on June 6, 2017.  Other than as a consequence of the issuance of the NOI, as discussed in this Form 10-Q in Note 1 of the Consolidated Financial Statements and elsewhere in this Form 10-Q, and in the risk factor specifically related to the status of and potential prospects for our FCC spectrum initiatives, which we have updated and set forth below, there has been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K. Any of the risks discussed in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

Our spectrum initiatives aimed at increasing its usability and capacity may not be successful on a timely basis or at all, and may require significant time and attention from our senior management team and our expenditure of significant resources.

Our spectrum is our most valuable asset.  While our current spectrum holdings can support our DispatchPlus business and the deployment of other narrowband and wideband wireless services, many of the future business opportunities that we have identified will require higher bandwidth than we possess, given the current configuration of our spectrum.  As our first priority, we are pursuing regulatory actions at the FCC with the goal of modernizing and realigning our spectrum band to increase its usability and capacity, including the future deployment of broadband and other advanced technologies and services.  In November 2014, we and the Enterprise Wireless Alliance submitted a Joint Petition for Rulemaking to the FCC to propose the realignment of a portion of the 900 MHz band from narrowband to broadband.  In May 2015, the Company and the EWA filed proposed rules with the FCC related to the Joint Petition.  Comments on the proposed rules were filed in June 2015, and reply comments in July 2015.

On August 4, 2017, the FCC issued a Notice of Inquiry (“NOI”) related to our Joint Petition and other proposals involving the 900 MHz band.  In the NOI, the FCC announced that it had commenced a proceeding to examine whether it would be in the public interest to change the existing rules governing the 900 MHz band to enable increased access to spectrum, improved spectrum efficiency and expanded flexibility for a variety of potential uses and applications, including broadband and other advanced technologies and services.  The FCC stated that the purpose of the NOI was to gather information from interested parties to assist the FCC in its decision making process.  The FCC requested interested parties, including us, to comment on a number of questions related to three potential options for the 900 MHz band: (i) retaining the current configuration of the 900 MHz band, but increasing operational flexibility, (ii) reconfiguring a portion or all of the 900 MHz band to support broadband and other advanced technologies and services or (iii) retaining the current 900 MHz band licensing and eligibility rules.  Because the FCC is requesting information on multiple options for the 900 MHz band, the NOI effectively supersedes the Joint Petition and other pending proposals that involved the 900 MHz band.  However, a broadband reconfiguration option included in the NOI is consistent with our Joint Petition proposal, and all information we previously provided to the FCC to support the realignment and modernization of the 900 MHz band will remain relevant.  Under the FCC’s rules, responses to the NOI must be submitted on or before September 18, 2017, and reply comments are due on or before October 18, 2017.  The full text of the NOI is available on the FCC’s public website at https://www.fcc.gov/document/900-mhz-notice-inquiry.

We are currently evaluating, and we plan to file a response to the NOI by the FCC deadline.  The issuance of the NOI does not mean that the FCC has accepted or denied the broadband approach we proposed in our Joint Petition, or that the FCC will or will not ultimately adopt a Notice of Proposed Rulemaking along the lines we originally proposed.  We continue to believe in the merits of our broadband approach, and that it would be in the public interest for the FCC to realign the 900 MHz band to enable broadband and other advanced technologies and services.  Nevertheless, obtaining a favorable result from the FCC may take a significant amount of time and resources. Moreover, there is no assurance that following the conclusion of the NOI process, the FCC will ultimately propose and adopt rules that will allow us to utilize our spectrum to offer broadband and other advanced technologies and services.  As a result, our ability to successfully implement our spectrum initiatives may take more time, require more attention from our senior management team and be more expensive than we currently anticipate, and we ultimately may not be able to obtain the necessary regulatory approvals to deploy broadband and other advanced technologies and services.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On May 18, 2015, we completed a public offering of our common stock in which we raised net proceeds of approximately $64.8 million.  We registered the shares of common stock issued in the offering on a Registration Statement on Form S-1 (File No. 333-203681), which the SEC declared effective on May 12, 2015.  Through June 30, 2017, we have used approximately $16.1 million of the net proceeds from this offering.  We did not complete any transaction in which we paid any of these proceeds, directly or indirectly, to our directors or officers, to any person owning 10% or more of any class of our equity securities, to any associate of any of the foregoing, or to any of our affiliates.  There has been no material change in the expected uses of the net proceeds from the offering as described in our Registration Statement.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

pdvWireless, Inc.

Date:	August 8, 2017	/s/ John C. Pescatore
John C. Pescatore
President and Chief Executive Officer (Principal Executive Officer)

/s/ Timothy A. Gray
Timothy A. Gray
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of pdvWireless, Inc. (the “Company”).

3.2(2)	Certificate of Amendment No. 1 to Amended and Restated Certificate of Incorporation of the Company.

3.3(3)	Amended and Restated Bylaws of the Company.

4.1(1)	Form of Common Stock Certificate of the Company.

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

(3)Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36827), filed with the SEC on June 27, 2017.

*The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.