Form 10-Q
period 2017-09-30
pdvWireless, Inc.
filed 2017-11-07
CIK 1304492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________

FORM 10-Q

____________________________________

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

At November 1, 2017, 14,438,005 shares of the registrant’s common stock were outstanding.

pdvWireless, Inc.

FORM 10-Q

For the quarterly period ended September 30, 2017

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes statements of our expectations, intentions, plans, and beliefs that constitute “forward-looking statements.”    These forward-looking statements are principally, but not solely, contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements include, but are not limited to, statements about our strategies, plans, objectives, expectations, intentions, expenditures and assumptions and other statements contained herein that are not historical facts. Our forward-looking statements are generally, but not always, accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “should,” “will,” “may,” “plan,” “goal,” “can,” “could,” “continuing,” “ongoing,” “intend” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and projections about future events and financial, market and business trends. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause our actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. Many of these risks, uncertainties and other factors are beyond our ability to control, influence, or predict. The most significant of these risks, uncertainties and other factors are described in “Item 1A—Risk Factors” in Part II of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended March 31, 2017 filed with the Securities and Exchange Commission (the “SEC”) on June 6, 2017 and in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 filed with the SEC on August 8, 2017.    As a result, investors are urged not to place undue reliance on any forward-looking statements.  These forward-looking statements reflect our views and assumptions only as of the date such forward-looking statements were made. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1:  Consolidated Financial Statements

pdvWireless, Inc.

Consolidated Balance Sheets

September 30, 2017 and March 31, 2017

(dollars in thousands, except share data)

	September 30,	March 31,
	2017	2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$110,543	$124,083
Accounts receivable, net of allowance for doubtful accounts of $59 and $53	713	636
Inventory	64	128
Prepaid expenses and other current assets	480	874
Total current assets	111,800	125,721
Property and equipment	14,111	14,509
Intangible assets	106,353	104,676
Capitalized patent costs, net	204	210
Other assets	471	370
Total assets	$232,939	$245,486
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$2,676	$3,399
Accounts payable - officers	38	36
Current portion of note payable	497	497
Deferred revenue	828	789
Total current liabilities	4,039	4,721
Noncurrent liabilities
Deferred revenue	4,640	5,033
Deferred income taxes	7,804	6,498
Other liabilities	1,940	1,338
Total liabilities	18,423	17,590
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized and no shares outstanding at September 30, 2017 and March 31, 2017	—	—
Common stock, $0.0001 par value per share, 100,000,000 shares authorized and 14,435,255 shares issued and outstanding at September 30, 2017 and 14,358,564 shares issued and outstanding at March 31, 2017	1	1
Additional paid-in capital	333,295	330,566
Accumulated deficit	(118,780)	(102,671)
Total stockholders' equity	214,516	227,896
Total liabilities and stockholders' equity	$232,939	$245,486

See accompanying notes to consolidated financial statements

pdvWireless, Inc.

Consolidated Statements of Operations

Three and Six Months Ended September 30, 2017 and 2016

(dollars in thousands, except share data)

(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
	2017	2016	2017	2016
Operating revenues
Service revenue	$1,163	$885	$2,268	$1,651
Spectrum lease revenue	182	182	364	364
Other revenue	168	74	346	172
Total operating revenues	1,513	1,141	2,978	2,187
Cost of revenue
Sales and service	1,911	1,675	3,612	3,258
Gross loss	(398)	(534)	(634)	(1,071)
Operating expenses
General and administrative	4,995	5,477	9,876	13,222
Sales and support	1,703	1,220	3,390	2,436
Product development	628	622	1,180	1,195
Total operating expenses	7,326	7,319	14,446	16,853
Loss from operations	(7,724)	(7,853)	(15,080)	(17,924)
Interest expense	(1)	(1)	(1)	(3)
Interest income	184	26	297	48
Other income (expense)	(2)	(5)	(20)	(5)
Loss before income taxes	(7,543)	(7,833)	(14,804)	(17,884)
Income tax expense	656	—	1,305	—
Net loss	$(8,199)	$(7,833)	$(16,109)	$(17,884)
Net loss per common share basic and diluted	$(0.57)	$(0.54)	$(1.12)	$(1.24)
Weighted-average common shares used to compute basic and diluted net loss per share	14,447,499	14,383,224	14,442,769	14,379,366

See accompanying notes to consolidated financial statements

pdvWireless, Inc.

Consolidated Statement of Stockholders’ Equity/(Deficiency)

Six Months Ended September 30, 2017

(dollars in thousands, except share data)

(Unaudited)

	Number of Shares
	Preferred		Preferred
	Stock	Common	Stock	Common	Additional	Accumulated
	Series AA	Stock	Series AA	Stock	Paid-in Capital	Deficit	Total
Balance at March 31, 2017	—	14,442,368	$—	$1	$330,566	$(102,671)	$227,896
Equity based compensation*	—	15,715	—	—	2,515	—	2,515
Stock option exercises	—	11,081	—	—	214	—	214
Net loss	—	—	—	—	—	(16,109)	(16,109)
Balance at September 30, 2017	—	14,469,164	$—	$1	$333,295	$(118,780)	$214,516

* includes restricted shares

See accompanying notes to consolidated financial statements

pdvWireless, Inc.

Consolidated Statements of Cash Flows

Six Months Ended September 30, 2017 and 2016

(dollars in thousands)

(Unaudited)

	Six months
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,109)	$(17,884)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	1,374	1,041
Non-cash compensation expense attributable to stock awards	2,515	2,439
Deferred income taxes	1,305	—
Bad debt expense	16	14
Loss on disposal of assets	26	—
Changes in operating assets and liabilities
Accounts receivable	(93)	(138)
Inventory	64	55
Prepaid expenses and other assets	294	91
Accounts payable and accrued expenses	(722)	(826)
Accounts payable - officers	2	(25)
Deferred revenue	(353)	(393)
Other liabilities	373	336
Net cash flows used by operating activities	(11,308)	(15,290)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible assets	(1,677)	(503)
Purchases of equipment	(769)	(710)
Payments for patent costs	—	(1)
Net cash used by investing activities	(2,446)	(1,214)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercise	214	—
Net cash provided from financing activities	214	—
Net change in cash and cash equivalents	(13,540)	(16,504)
CASH AND CASH EQUIVALENTS
Beginning of the period	124,083	153,463
End of the period	$110,543	$136,959

pdvWireless, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.	Nature of Operations

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

The Company’s first priority involves pursuing regulatory initiatives at the Federal Communications Commission (“FCC”) with the goal of modernizing and realigning the 900 MHz band to increase its usability and capacity, including for the future potential deployment of broadband and other advanced technologies and services.  At the same time, the Company is exploring and developing network and mobile communication solutions, leveraging its spectrum to address the unmet needs of its targeted critical infrastructure and enterprise customers.  For its first offering, the Company has deployed push-to-talk (“PTT”) networks and offers its DispatchPlusTM two-way radio service to businesses in seven major metropolitan market areas throughout the United States, including Atlanta, Baltimore/Washington, Chicago, Dallas, Houston, New York and Philadelphia.  DispatchPlus allows the enterprise customers to increase the productivity of their field-based workers and the efficiency of their dispatch and call center operations.  The Company is pursuing opportunities to offer additional network and mobile communication solutions to critical infrastructure and enterprise customers with its existing spectrum and currently available non-broadband technologies and, if the Company is successful with its FCC efforts, through the deployment of broadband and other advanced wireless service offerings.

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

The Company’s revenues are derived substantially from its DispatchPlus and pdvConnectTM offerings.  The DispatchPlus service combines pdvConnect, a proprietary suite of mobile communication and workforce management applications, with advanced digital network architecture and mobile devices supplied by Motorola.  Developed for dispatch-centric businesses, and historically offered to customers who utilize Tier 1 cellular networks, pdvConnect is an easy to use and efficient mobile communication and workforce management solution that enables businesses to locate and communicate with their field workers and improve the documentation of work events and job status.  Also built with the commercial dispatch customer in mind, Motorola’s digital network architecture allows the Company to provide highly reliable, instant and wide-area PTT communication services to its customers.

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

In November 2014, the Company and the Enterprise Wireless Alliance (“EWA”) submitted a Joint Petition for Rulemaking to the FCC to propose the realignment of a portion of the 900 MHz band from narrowband to broadband.  In response to the Joint Petition, the FCC issued a public notice requesting comments from interested parties and asked a number of questions about the proposal. A number of parties, including several incumbent licensees, filed comments with the FCC expressing their views, including both support and opposition.  In May 2015, the Company and the EWA filed proposed rules with the FCC related to the Joint Petition.  Comments on the proposed rules were filed in June 2015, and reply comments in July 2015.

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

On October 2, 2017, the Company and EWA filed a joint response to the FCC’s NOI.  The full text of the comments is available on the FCC’s public website at https://ecfsapi.fcc.gov/file/100312461354/EWA-PDV%20NOI%20Comments%2017-200%20%2010-02-17.pdf.

On October 24, 2017, the Company and EWA, together with Southern Company Services, Inc., the Utilities Technology Council and Sensus USA, Inc. filed jointly with the FCC a motion for extension of the period in which to file reply comments to a date beyond November 1, 2017, the reply comment due date set under the FCC’s rules, to permit continued dialog, discussion and information sharing among the parties potentially to result in narrowing or mutually acceptable solution of issues that had been raised in the comment round of the NOI proceeding.  In an order adopted October 26, 2017 and released on October 27, 2017, the FCC denied the joint motion, retaining the November 1, 2017 reply comment due date, but noting that any agreement or consensus subsequently reached among the parties could be brought to the FCC’s attention in ex parte filings after the November 1, 2017 due date. Accordingly, the Company, together with EWA, filed reply comments with the FCC by the November 1st deadline.  The full text of the reply comments is available on the FCC’s public website at https://ecfsapi.fcc.gov/file/1101748620344/EWA-PDV%20Reply%20Comments%20%2017-200%20%2011-01-17.pdf.

The Company continues to believe in the merits of our broadband approach, and that it would be in the public interest for the FCC to realign the 900 MHz band to enable broadband and other advanced technologies and services.  Nevertheless, obtaining a favorable result from the FCC may take a significant amount of time and resources.

Moreover, there is no assurance that following the conclusion of the NOI process, the FCC will ultimately propose and adopt rules that will allow us to utilize our spectrum to offer broadband and other advanced technologies and services.

To prepare for the filings with the FCC and to build support for a 900 MHz broadband realignment, the Company has met, and intends to continue to meet, with a number of incumbent licensees, critical infrastructure businesses and other interested parties in the 900 MHz band.  The goals with these discussions have been: (i) building consensus for the proposed reconfiguration of the 900 MHz band to support broadband and other advanced technologies and services; (ii) resolving any technology or other concerns raised by incumbent licensees; (iii) educating critical infrastructure businesses on how broadband capabilities could enhance their operations and initiatives (for example, supporting grid modernization requirements or monitoring and/or controlling their own system or network elements via machine-to-machine type services); (iv) gaining a better understanding of the size of the operational incumbent base and the nature of the systems they are currently operating; and (v) evaluating and  proposing voluntary license relocation opportunities to certain incumbent licensees.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the presentation of the corresponding amounts in the financial statements for the three and six months ended September 30, 2017. These reclassifications had no effect on previously reported results of operations, cash flows, assets, liabilities or equity for the periods presented.

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less at the time of purchase are considered cash equivalents. Cash equivalents are stated at cost, which approximates the quoted market value and include amounts held in money market funds.

Allowance for Doubtful Accounts

An allowance for uncollectible receivables is estimated based on a combination of write-off history, aging analysis and any specific known troubled accounts. The Company reviews its allowance for uncollectible receivables on a quarterly basis. Past due balances meeting specific criteria are reviewed individually for collectability. At September 30, 2017 and March 31, 2017, management provided an allowance of approximately $59,000 and $53,000, respectively, for certain slow paying accounts.

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

As of September 30, 2017, the Company had asset retirement obligations of approximately $0.3 million.

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

Net Loss Per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. For purposes of the diluted net loss per share calculation, preferred stock, stock options, restricted stock and warrants are considered to be potentially dilutive securities. Because the Company has reported a net loss for the three and six months ended September 30, 2017 and 2016, diluted net loss per common share is the same as basic net loss per common share for those periods.

Common stock equivalents resulting from potentially dilutive securities approximated 926,000 and 709,000 at September 30, 2017 and March 31, 2017, respectively, and have not been included in the dilutive weighted average shares of common stock outstanding, as their effects are anti-dilutive.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), ("ASU 2014-09") which supersedes current revenue recognition guidance, including most industry specific guidance. ASU 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services, and also requires additional disclosures regarding the nature, amount, timing and uncertainty of revenue that is recognized. The guidance, as stated in ASU 2014-09, is effective for annual and interim periods beginning after December 15, 2016. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date by one year, with early adoption on the original effective date permitted. The standard can be applied using a full retrospective method or a modified retrospective method of adoption. The Company expects to adopt the standard in 2018 using the full retrospective method and continues to assess the impact of this ASU on its results of operations, financial position and cash flows. Based on its preliminary assessment, the Company expects the adoption of this ASU will result in: (i) contract cost assets that will be established to reflect costs that will be deferred as incremental contract acquisition costs (incremental contract acquisition costs generally relate to commissions paid to sales associates); and (ii) increased disclosure, including qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  However, the adoption of this ASU is not expected to have a material impact on the Company's financial position and cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases.  The ASU amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. The ASU also requires disclosure of key information about leasing arrangements to increase the transparency and comparability among organizations. The accounting for lessors does not fundamentally change except for changes to conform and align guidance to the lessee guidance as well as to the new revenue recognition guidance in ASU 2014-09.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted. ASU 2016-02 requires reporting organizations to take a modified retrospective transition approach (as opposed to a full retrospective transition approach). The Company decided not to early adopt the ASU.  The Company is evaluating the potential impact that ASU 2016-02 may have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The effective date and transition requirements for this amendment is the same as the effective date and transition requirements of ASU 2014-09, which is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017. The adoption of this ASU is not expected to have a material impact on the Company's financial position and cash flows.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing. ASU 2016-10 is intended to reduce the cost and complexity of applying the guidance in the FASB's new revenue standard on identifying performance obligations, and is also intended to improve the operability and understandability of the licensing implementation guidance. The effective date for ASU 2016-10 is the same as for ASU 2014-09. The adoption of this ASU is not expected to have a material impact on the Company's financial position and cash flows.

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

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718) Scope of Modification Accounting. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The adoption of ASU 2017-09 will become effective for annual periods beginning after December 15, 2017 with prospective application.  Although the Company is currently evaluating the impact that it will have on its financial position, it does not believe there will be a material impact on the consolidated financial statements.

Subsequent Events Evaluation by Management

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were issued.

3.      Property and Equipment

Property and equipment consists of the following at September 30, 2017 and March 31, 2017 (in thousands):

	Estimated	September 30,	March 31,
	useful life	2017	2017
Network sites and equipment	5-10 years	$14,884	$13,999
Computer equipment	5-7 years	956	944
Computer software	1-3 years	10	13
Furniture and fixture and other equipment	2-5 years	1,428	1,091
Leasehold improvements	Shorter of the lease term or 10 years	345	141
		17,623	16,188
Less accumulated depreciation		4,916	3,590
		12,707	12,598
Construction in process		1,404	1,911
Property and equipment, net		$14,111	$14,509

Depreciation expense for the three and six months ended September 30, 2017  amounted to $0.7 million and $1.4 million, respectively. For the three and six months ended September 30, 2016, depreciation expense was approximately $0.6 million and $1.0 million, respectively. For the three and six months ended September 30, 2017, approximately $0.6 million and $1.3 million of such depreciation expense was classified as cost of revenue, while the remainder for each period was classified as operating expense in the Company’s Consolidated Statements of Operations. For the three and six months ended September 30, 2016, approximately $0.5 million and $0.9 million of such depreciation expense was classified as cost of revenue, while the remainder for each period was classified as operating expense in the Company’s Consolidated Statements of Operations. Leasehold improvements include certain allowances for tenant improvements related to the expansion of the Company’s corporate headquarters. Construction in process includes the expenditures related to the costs to establish the Company’s dedicated wide-area, two-way radio dispatch networks in certain metropolitan areas.

4.Intangible Assets

Wireless licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but instead are tested for impairment annually, or more frequently if an event indicates that the asset might be impaired. The Company believes that no impairment indicators existed as of September 30, 2017 for which the Company would recognize impairment.

During the six months ended September 30, 2017, the Company entered into agreements with several third parties in multiple U.S. markets to acquire wireless licenses for cash consideration, upon FCC approval.

Intangible assets consist of the following at September 30, 2017 and March 31, 2017 (in thousands):

Wireless Licenses
Balance at March 31, 2017	$104,676
Acquisitions	1,677
Balance at September 30, 2017	$106,353

5.      Accounts Payable - officers

Accounts payable - officers represents unreimbursed expenses including travel and entertainment expenses incurred by the Company’s officers. At September 30, 2017 and March 31, 2017, the accounts payable to officers amounted to approximately $38,000 and $36,000, respectively.

6.      Note Payable

On October 23, 2015, the Company entered into a promissory note in the amount of $1,289,013 with a third party in exchange for wireless licenses.  The term of the note is through March 15, 2018 and bears a fixed rate of interest, of 0.55% per annum, which is based on the Short Term Applicable Federal Rate on the closing date.  As of September 30, 2017, the Company’s outstanding borrowings were approximately $0.5 million.

7.      Income Taxes

The Company recorded income tax expense of $0.7 million and $1.3 million for the three and six months ended September 30, 2017 compared to none in the prior year. The Company’s tax provision for both periods had an unusual relationship to the pre-tax loss due primarily to the existence of a deferred tax asset valuation allowance at the beginning of both periods.  The tax expense recorded in the three and six months ended September 30, 2017 resulted from $1.8 million and $3.6 million, respectively, of tax amortization of the Company’s indefinite-lived intangible assets ($1.3 million net of tax) that is not available to offset existing deferred tax assets. The Company expects the indefinite-lived intangible assets to result in approximately $2.6 million of income tax expense for the full fiscal year 2018 (as previously discussed in Note 9 of the Company’s Annual Report on Form 10-K for the year ended March 31, 2017).

8.      Stock Acquisition Rights, Stock Options and Warrants

The Company established the pdvWireless, Inc. 2014 Stock Plan (the “2014 Stock Plan”) to attract, retain and reward individuals who contribute to the growth of the Company. This 2014 Stock Plan superseded previous stock plans.  However, under such previous plans, 43,275 stock options remained vested and outstanding  as of September 30, 2017.

As of September 30, 2017,  2,788,234 shares of common stock were authorized and reserved for issuance under the 2014 Stock Plan.  The shares authorized and reserved for issuance under the 2014 Stock Plan will continue to increase each subsequent anniversary through January 1, 2024 by an amount equal to the lesser of 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or a lesser amount determined by the Board of Directors.  The Board exercised its discretion to limit the number of shares added to the Company’s 2014 Stock Plan in 2017 to 250,000 shares.  Based on the Company’s outstanding shares on January 1, 2017, up to 717,018 additional shares of common stock could have been added to the 2014 Stock Plan in 2017.  The Board, however, elected to limit the annual increase in 2017 to 250,000 shares based on its review of the Company’s outstanding equity awards, the potential dilution to stockholders upon exercise of these awards, the Company’s hiring plans and the shares remaining available for grant under the Plan.  The Board will continue to use its discretion, as needed, each year to determine the appropriate share replenishment level going forward.

Restricted Stock and Restricted Stock Units

A summary of non-vested restricted stock activity for the six months ended September 30, 2017 is as follows:

		Weighted
	Restricted	Average Grant
	Stock	Day Fair Value
Non-vested restricted stock at March 31, 2017	127,457	$25.10
Granted	121,321	23.00
Forfeited	(888)	(23.49)
Vested	(17,190)	22.13
Non-vested restricted stock at September 30, 2017	230,700	$24.22

The Company recognizes compensation expense for restricted stock on a straight line basis over the explicit vesting period. Vested restricted stock units are settled and issuable upon the vesting date (or the next open trading date if the vesting date occurs during a closed window under the Company’s insider trading policy) or a date certain in the future.  Stock compensation expense related to restricted stock was approximately $0.4 million and $0.9 million for the three and six months ended September 30, 2017 and approximately $0.4 million and $0.7 million for the three and six months ended September 30, 2016.  Stock compensation expense for restricted stock is accounted for in general and administrative expense in the Company’s Consolidated Statement of Operations.  At September 30, 2017, there was $4.7 million of unvested compensation expense related to the restricted stock, which is expected to be recognized over a weighted average period of 2.9 years.

Performance Stock Units

A summary of the performance stock unit activity for the six months ended September 30, 2017 is as follows:

		Weighted
		Average
	Performance	Grant Day
	Stock	Fair Value
Performance units at March 31, 2017	37,295	$25.81
Granted	71,843	22.75
Forfeited	—	—
Vested	—	—
Performance units at September 30, 2017	109,138	$23.80

The Company awarded performance stock units in May 2017 and January 2016.  The units represent the number of shares of the Company’s common stock that the recipient would vest in and receive contingent upon the Company’s attainment of the applicable performance goal.  For the outstanding performance stock units, the performance goal requires the Company to obtain, prior to January 13, 2020, (i) a Final Order from the FCC providing for the creation and allocation of licenses for spectrum in the 900 MHz band consisting of paired blocks of contiguous spectrum, each containing at least 3 MHz of contiguous spectrum, authorized for broadband wireless communications uses and (ii) the lack of objection by the Company's Board of Directors to the terms and conditions  (including, but not limited to, the rebanding, clearing and relocation procedures, license assignment and award mechanisms, and technical and operational rules) set forth or referenced in the Final Order.

For the three and six months ended September 30, 2017 and 2016 there was no stock compensation expense recognized for the performance units.  At September 30, 2017, there was approximately $2.6 million of unvested compensation expense of the performance units.

Stock Options

A summary of stock option activity for the six months ended September 30, 2017 is as follows:

		Weighted
		Average
	Options	Exercise Price
Options outstanding at March 31, 2017	1,733,595	$22.79
Granted during the period	236,195	24.89
Exercised during the period	(3,081)	(17.36)
Forfeited/Expired during the period	(8,801)	(27.30)
Options outstanding at September 30, 2017	1,957,908	$23.04

The stock options to purchase shares of common stock awarded during the six months ended September 30, 2017 have a ten-year contractual life and 25% will vest on the first anniversary of grant, and the remainder will vest in three equal annual installments thereafter.  In addition, a stock option to purchase 100,000 shares of common stock awarded to a consultant during the six months ended September 30, 2017 vests monthly over four years.  Shares granted to employees are subject to vesting, future settlement conditions and other such terms as determined by the Board of Directors.

Additional information regarding stock options outstanding at September 30, 2017 is as follows:

							Weighted
				Weighted			Average
				Average	Weighted		Exercise Price
Exercise			Number	Remaining	Average	Options	of Shares
Prices			Outstanding	Life in Years	Exercise Price	Exercisable	Exercisable
$13.25	-	$20.00	1,128,537	6.55	$19.74	855,099	$19.66
20.01	-	46.23	748,820	8.5	25.33	262,665	25.57
46.24	-	72.85	80,551	7.59	47.87	40,426	47.88
			1,957,908	7.34	$23.04	1,158,190	$21.99

The Black-Scholes option model requires weighted average assumptions to be used for calculation of the Company’s stock compensation expense. The assumptions used during the six months ended September 30, 2017 were: the expected life of the awards was 5 years; the risk-free interest rate range was 1.8% to 2.3%; the expected volatility was 49.05%; the expected dividend yield was 0.0%; and a 3% forfeiture rate.

Performance Stock Options

 A summary of the performance stock options as of September 30, 2017 is as follows:

	Performance Options	Weighted Average Exercise Price
Performance options outstanding at March 31, 2017	50,000	$25.81
Performance options granted	129,945	25.84
Performance options forfeited/expired	—	—
Performance options outstanding at September 30, 2017	179,945	$25.83

During the six months ended September 30, 2017, the Company awarded executive officers performance stock options to purchase 75,000 and 54,945 shares of common stock with an exercise price of $28.10 and $22.75, respectively.  During the year ended March 31, 2016, the Company awarded an executive officer performance stock options to purchase 50,000 shares of common stock with an exercise price of $25.81.  These options have a ten-year contractual life.  The performance stock options will vest in full contingent the Company’s achievement, prior to January 13, 2020, of (i) a Final Order from the FCC providing for the creation and allocation of licenses for spectrum in the 900 MHz band consisting of paired blocks of contiguous spectrum, each containing at least 3 MHz of contiguous spectrum, authorized for broadband wireless communications uses and (ii) the lack of objection by the Company's Board of Directors to the terms and conditions  (including, but not limited to, the rebanding, clearing and relocation procedures, license assignment and award mechanisms, and technical and operational rules) set forth or referenced in the Final Order.

Stock compensation expense related to the amortization of the fair value of stock options issued was approximately $0.9 million and $1.6 million for the three and six months ended September 30, 2017, respectively. For the three and six months ended September 30, 2016, stock compensation expense was approximately $0.7 million and $1.7 million, respectively. There was no stock compensation expense related to the performance stock options issued for the three and six months ended September 30, 2017 and 2016.  Stock compensation expense is included as part of general and administrative expense in the accompanying Consolidated Statement of Operations. The weighted average fair value for the stock option awards granted during the six months ended September 30, 2017 was $11.02. As of September 30, 2017, there was approximately $6.6 million of unrecognized compensation cost related to non-vested stock options granted under the Company’s stock option plans, of which $4.6 million pertains to the non-performance based stock options and $2.0 million pertains to the performance based stock options. The cost is expected to be recognized over a weighted-average period of 3.1 years.

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

9.     Supplemental Disclosure of Cash Flow Information

The Company paid in cash $9,000 in taxes and did not make any payments for interest during the six months ended September 30, 2017. The Company paid in cash $8,000 in taxes and did not make any payments for interest during the six months ended September 30, 2016.

During the six months ended September 30, 2017, the Company entered into a lease agreement with a landlord that included a Tenant Allowance of $202,000 that it utilized in the expansion of its corporate headquarters. The Tenant Allowance is included in other liabilities.

During the six months ended September 30, 2016, the Company entered into a barter transaction with a third party whereby it acquired wireless licenses valued at approximately $307,000 consisting of approximately $268,000 related to use of the Company’s network along with radios and $39,000 in cash. The Company capitalized Asset Retirement Obligations that amounted to $24,000 and $19,000 for the six months ended September 30, 2017 and 2016, respectively.

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

Rent expense amounted to approximately $0.7 million and $1.3 million, for the three and six months ended September 30, 2017, respectively, of which approximately $0.4 million and approximately $0.8 million, respectively, was classified as cost of revenue and the remainder of approximately $0.3 million and $0.5 million, respectively, was classified in operating expenses in the Consolidated Statements of Operations.  Total rent expense amounted to approximately $0.5 million and $0.9 million, for the three and six months ended September 30, 2016, respectively, of which approximately $0.4 million and $0.7 million, respectively, was classified as cost of revenue and the remainder of approximately $0.1 million and $0.2 million, respectively, was classified in operating expenses in the Consolidated Statements of Operations.  At September 30, 2017, accumulated deferred rent payable amounted to approximately $1.7 million and is included as part of other liabilities in the accompanying Consolidated Balance Sheet.

Aggregate rentals, under non-cancelable leases for office and tower space (exclusive of real estate taxes, utilities, maintenance and other costs borne by the Company), for the remaining terms of the leases following the six months ended September 30, 2017 are as follows (in thousands):

2018 (6 months)	$860
2019	2,155
2020	2,108
2021	1,836
2022	1,476
After 2022	5,267
Total	$13,702

Litigation

The Company is not involved in any material legal proceedings at this time. However, from time to time, the Company may be involved in litigation that arises from the ordinary operations of the business, such as contractual or employment disputes or other general actions. In the event of an adverse outcome of these proceedings, the Company believes the resulting liabilities would not have a material adverse effect on its financial condition or results of operations.

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

12.     Business Concentrations

For the three and six months ended September 30, 2017, the Company had one Tier 1 domestic carrier that accounted for approximately 40% of operating revenues.  For the three months ended September 30, 2016, the Company had two Tier 1 carriers that accounted for approximately 35% and 14% of operating revenues, respectively.  For the six months ended September 30, 2016, the Company had two Tier 1 carriers that accounted for approximately 34% and 15% of operating revenues, respectively.

As of September 30, 2017 and March 31, 2017, the Company had one Tier 1 domestic carrier that accounted for approximately 66% and 67%, respectively, of accounts receivable.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of the financial condition and results of operations of pdvWireless, Inc. (“PDV,” the “Company”, “we”, “us”, or “our”) should be read in conjunction with our financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2017, filed with the SEC on June 6, 2017.  In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those identified or referenced in “Item 1A—Risk Factors” in Part II of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K.  As a result, investors are urged not to place undue reliance on any forward-looking statements.  Except to the limited extent required by applicable law, the Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

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

As our first priority, we are pursuing regulatory initiatives at the Federal Communications Commission (“FCC”) with the goal of modernizing and realigning the 900 MHz band to increase its usability and capacity, including for the future deployment of broadband and other advanced technologies and services.  At the same time, we are exploring and developing network and mobile communication solutions, leveraging our spectrum to address the unmet needs of our targeted critical infrastructure and enterprise customers.  For our first offering, we have deployed push-to-talk (“PTT”) networks and offer our DispatchPlusTM two-way radio service in seven major metropolitan market areas, including Atlanta, Baltimore/Washington, Chicago, Dallas, Houston, New York and Philadelphia.  DispatchPlus allows our enterprise customers to increase the productivity of their field-based workers and the efficiency of their dispatch and call center operations.  We are pursuing opportunities to offer additional network and mobile communication solutions to critical infrastructure and enterprise customers with our existing spectrum and currently available non-broadband technologies and, if we are successful with our FCC efforts, through the deployment of broadband and other advanced wireless service offerings.

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

On August 4, 2017, the FCC issued a Notice of Inquiry (“NOI”) that we believe signifies the FCC’s interest in conducting a serious and comprehensive evaluation of the current and future rules governing the 900 MHz band.  In the NOI, the FCC announced that it had commenced a proceeding to examine whether it would be in the public interest to change the existing rules governing the 900 MHz band to enable increased access to spectrum, improved spectrum efficiency and expanded flexibility for a variety of potential uses and applications, including broadband and other advanced technologies and services.  The FCC stated that the purpose of the NOI was to gather information from interested parties to assist the FCC in its decision-making process.  The FCC requested interested parties, including us, to comment on a number of questions related to three potential options for the 900 MHz band: (i) retaining the current configuration of the 900 MHz band, but increasing operational flexibility, (ii) reconfiguring a portion or all of the 900 MHz band to support broadband and other advanced technologies and services or (iii) retaining the current 900 MHz band licensing and eligibility rules.  Because the FCC is requesting information on multiple options for the 900 MHz band, the NOI effectively supersedes the Joint Petition and other pending proposals that involved the 900 MHz band.  However, a broadband reconfiguration option included in the NOI is consistent with our Joint Petition proposal, and all information we previously provided to the FCC to support the realignment and modernization of the 900 MHz band will remain relevant.  The full text of the NOI is available on the FCC’s public website at https://www.fcc.gov/document/900-mhz-notice-inquiry.

On October 2, 2017, we and EWA filed a joint response to the FCC’s NOI.  The full text of the comments is available on the FCC’s public website at https://ecfsapi.fcc.gov/file/100312461354/EWA-PDV%20NOI%20Comments%2017-200%20%2010-02-17.pdf.

On October 24, 2017, we and EWA, together with Southern Company Services, Inc., the Utilities Technology Council and Sensus USA, Inc. filed jointly with the FCC a motion for extension of the period in which to file reply comments to a date beyond November 1, 2017, the reply comment due date set under the FCC’s rules, to permit continued dialog, discussion and information sharing among the parties potentially to result in narrowing or mutually acceptable solution of issues that had been raised in the comment round of the NOI proceeding.  In an order adopted October 26, 2017 and released on October 27, 2017, the FCC denied the joint motion, retaining the November 1, 2017 reply comment due date, but noting that any agreement or consensus subsequently reached among the parties could be brought to the FCC’s attention in ex parte filings after the November 1, 2017 due date. Accordingly, we, together with EWA, filed reply comments with the FCC by the November 1st deadline.  The full text of the reply comments is available on the FCC’s public website at https://ecfsapi.fcc.gov/file/1101748620344/EWA-PDV%20Reply%20Comments%20%2017-200%20%2011-01-17.pdf.

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

To prepare for filings with the FCC and to build support for a 900 MHz broadband realignment, we have met, and intend to continue to meet, with a number of incumbent licensees, critical infrastructure businesses and other interested parties in the 900 MHz band.  The goals with these discussions have been: (i) building consensus for the proposed reconfiguration of the 900 MHz band to support broadband and other advanced technologies and services; (ii) resolving any technology or other concerns raised by incumbent licensees; (iii) educating critical infrastructure businesses on how broadband capabilities could enhance their operations and initiatives (for example, supporting grid modernization requirements or monitoring and/or controlling their own system or network elements via machine-to-machine type services); (iv) gaining a better understanding of the size of the operational incumbent base and the nature of the systems they are currently operating; and (v) evaluating and  proposing voluntary license relocation opportunities to certain incumbent licensees.

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

Our revenues are derived substantially from our DispatchPlus and pdvConnectTM offerings.  Our DispatchPlus service combines pdvConnect, our proprietary suite of mobile communication and workforce management applications, with advanced digital network architecture and mobile devices supplied by Motorola Solutions, Inc. (“Motorola”).  Developed for dispatch-centric businesses, and historically offered to customers who utilize Tier 1 cellular networks, pdvConnect is an easy to use and efficient mobile communication and workforce management solution that enables businesses to locate and communicate with their field workers and improve the documentation of work events and job status.  Also built with the commercial dispatch customer in mind, Motorola’s digital network architecture allows us to provide highly reliable, instant and wide-area PTT communication services to our customers.

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

We expect that our DispatchPlus business will become our principal near term operating business. To date, sales of our DispatchPlus service have been slower to ramp-up than our initial expectations for a number of reasons, including, but not limited to, the performance of our indirect third-party sales representatives, longer initial sales cycles, and coverage gaps in certain markets due to delays in our deployment of planned sites.  We continue to develop and implement sales and marketing programs for our DispatchPlus service to drive increased customer acquisition and revenue growth.  The positive customer feedback we receive provides us with optimism about our future sales opportunities.  We are currently focusing our resources in the markets where we have commenced service.  That focus includes trialing and implementing a number of sales and marketing initiatives and strategies aimed at increasing sales of our DispatchPlus service and continuing to develop and grow a predictable sales funnel and process.  These initiatives include:

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

Results of Operations

Comparison of the three and six months ended September 30, 2017 and 2016

The following table sets forth our results of operations for the three and six months ended September 30, 2017 and 2016. The period-to-period comparison of financial results is not necessarily indicative of the financial results we will achieve in future periods.

	Three months ended		Six months ended
(dollars in thousands, except share data)	September 30,		September 30,
	2017	2016	2017	2016
Operating revenues	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Service revenue	$1,163	$885	$2,268	$1,651
Spectrum lease revenue	182	182	364	364
Other revenue	168	74	346	172
Total operating revenues	1,513	1,141	$2,978	$2,187
Cost of revenue
Sales and service	1,911	1,675	3,612	3,258
Gross loss	(398)	(534)	(634)	(1,071)
Operating expenses
General and administrative	4,995	5,477	9,876	13,222
Sales and support	1,703	1,220	3,390	2,436
Product development	628	622	1,180	1,195
Total operating expenses	7,326	7,319	14,446	16,853
Loss from operations	(7,724)	(7,853)	(15,080)	(17,924)
Interest expense	(1)	(1)	(1)	(3)
Interest income	184	26	297	48
Other income (expense)	(2)	(5)	(20)	(5)
Loss before income taxes	(7,543)	(7,833)	(14,804)	(17,884)
Income tax expense	656	—	1,305	—
Net loss	$(8,199)	$(7,833)	$(16,109)	$(17,884)
Net loss per common share basic and diluted	$(0.57)	$(0.54)	$(1.12)	$(1.24)
Weighted-average common shares used to compute basic and diluted net loss per share	14,447,499	14,383,224	14,442,769	14,379,366

Operating revenues. Overall operating revenues increased by $0.4 million, or 33%, to $1.5 million for the three months ended September 30, 2017 from $1.1 million for the three months ended September 30, 2016.  The increase in the three months is primarily attributable to the increase in our DispatchPlus business.  The $0.3 million increase in service revenue for the three months ended September 30, 2017 resulted from an increase in number of DispatchPlus subscribers.  Other revenue, which primarily consists of equipment sales and rentals for the DispatchPlus business, increased by approximately $0.1 million, or 127%, to $0.2 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016.  Operating revenues increased $0.8 million, or 36%, to $3.0 million for the six months ended September 30, 2017 from $2.2 million for the six months ended September 30, 2016.  The increase resulted from the growth in our DispatchPlus business.  The $0.6 million increase in service revenue was due to the increase in DispatchPlus subscribers.  Other revenue, which primarily consists of equipment sales and rentals for the DispatchPlus business, increased by approximately $0.2 million, or 101%, for the six months ended September 30, 2017 compared to the six months ended September 30, 2016.

Cost of revenue. Cost of revenue for the three months ended September 30, 2017 increased by approximately $0.2 million, or 14%, to $1.9 million from $1.7 million for three months ended September 30, 2016.  For the six months ended September 30, 2017, cost of revenue increased by $0.4 million, or 11%, to $3.6 million from $3.2 million for the six months ended September 30, 2016.  The increase for the three month and six month periods resulted primarily from the costs to maintain and operate our launched PTT networks for our DispatchPlus business.

Gross loss. Gross loss decreased by $0.1 million for the three months ended September 30, 2017 to ($0.4 million) from ($0.5 million) for the three months ended September 30, 2016.  Gross loss decreased by $0.4 million for the six months ended September 30, 2017 to ($0.6 million) from ($1.1 million) for the six months ended September 30, 2016.  The primary driver for the lower gross loss for the three and six month periods were the increases in operating revenues, primarily from our DispatchPlus business.

General and administrative expenses. General and administrative expenses for the three months ended September 30, 2017 decreased by $0.5 million, or 9%, to $5.0 million from $5.5 million for three months ended September 30, 2016. The decrease in general and administrative expenses for the three months ended September 30, 2017 resulted primarily from lower consulting services due to $1.2 million spending for the First Net bid opportunity during the three months ended September 30, 2016.  This decrease was partially offset by $0.4 million increased stock compensation costs and $0.2 million in headcount costs.   For the six months ended September 30, 2017, general and administrative costs decreased by $3.3 million, or 25%, to $9.9 million from $13.2 million for the six months ended September 30, 2016.  The decrease related primarily to $4.3 million in costs incurred for the FirstNet bid opportunity for the six months ended September 30, 2016.  This decrease was partially offset by $0.5 million in higher headcount costs.

Sales and support expenses. Sales and support expenses increased by $0.5 million, or 39%, to $1.7 million for three months ended September 30, 2017 from $1.2 million for the three months ended September 30, 2016.  For the six months ended September 30, 2017, sales and support expenses increased by $1.0 million, or 39%, to $3.4 million from $2.4 million for the six months ended September 30, 2016.  The increases in both periods resulted from increased headcount and related costs.

Product development expenses. Product development expenses remained relatively flat for the three months and six months ended September 30, 2017 as compared to the three months and six months ended September 30, 2016.

Interest expense. Interest expense incurred for the three and six months ended September 30, 2017 and September 30, 2016 relates to our promissory note issued in October 2015 in connection with the acquisition of wireless licenses.

Interest income.  The $0.1 million increase in interest income earned for the three months ended September 30, 2017  and the $0.2 million increase for the six months ended September 30, 2017 resulted from higher returns on the amounts held in our money market funds.

Income tax expense.  The $0.7 million non-cash charge recorded for the three months ended September 30, 2017 and $1.3 million non-cash charge recorded for the six months ended September 30, 2017 was primarily a result of an adjustment to the valuation allowance against our deferred tax assets related to the tax amortization of the Company’s indefinite-lived intangible assets.

Liquidity and Capital Resources

At September 30, 2017, we had cash and cash equivalents of $110.5 million.

Our accounts receivable is heavily concentrated in one Tier 1 domestic carrier partner. As of September 30, 2017, our accounts receivable balance was approximately $0.7 million, of which approximately $0.5 million, or approximately 66%, was due from the third-party Tier 1 domestic carrier partner.

Net cash used by operating activities. Net cash used in operating activities was $11.3 million for the six months ended September 30, 2017, as compared to $15.3 million for the six months ended September 30, 2016. The majority of net cash used by operating activities during the six months ended September 30, 2017 resulted from the net loss of $16.1 million, which includes the costs incurred to support our DispatchPlus business, offset by a reduction in stock-based compensation of $2.5 million.  The majority of net cash used by operating activities during the six months ended September 30, 2016 resulted from the net loss of $17.9 million, which includes the costs incurred to support our DispatchPlus business, partially offset by a reduction in stock-based compensation of $2.4 million.

Net cash used by investing activities. Net cash used in investing activities was approximately $2.4 million for the six months ended September 30, 2017, as compared to $1.2 million used for the six months ended September 30, 2016. The net cash used during the six months ended September 30, 2017 resulted from $1.7 million in wireless license acquisitions and $0.7 million for the continuing equipment purchases and construction costs related to the buildout of additional network sites for our DispatchPlus business.  The net cash used during the six months ended September 30, 2016 resulted from $0.5 million in wireless license acquisitions and $0.7 million for the continuing equipment purchases and construction costs related to the buildout of our network for our DispatchPlus business.

Net cash from financing activities. For the six months ended September 30, 2017, there was $0.2 million in cash provided by financing activities resulting from stock option exercises.  For the six months ended September 30, 2016, there was no cash provided by financing activities.

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

We cannot predict with certainty when, if ever, we will require additional capital to further fund our current or future business plans and initiatives. Presently, we intend to cover our future operating expenses through cash on hand and from revenue derived primarily from our planned sales of our DispatchPlus and pdvConnect services and product offerings.  We may experience greater than expected cash usage to support our operating activities and business plan and/or our revenues may be lower than, or take more time to develop, than we anticipate. See “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2017, filed with the SEC on June 6, 2017 for risks and uncertainties that could cause our operating costs to be more than we currently anticipate and/or our revenue and operating results to be lower than we currently anticipate. As a result, we cannot provide assurance that we will not require additional funding in the future. In addition, we may elect to acquire businesses, technologies or spectrum or license technologies from third parties for or in connection with our spectrum initiatives.  We also intend to pursue the development and offering of additional next generation network and mobile communications solutions. As a result, we may decide to raise additional capital through debt or equity financing, including pursuant to our Shelf Registration Statement, to the extent we believe this is necessary to successfully complete these acquisitions or license these technologies or pursue spectrum or other business opportunities. However, we cannot be sure that additional financing will be available if and when needed, or that, if available, we can obtain financing on terms favorable to us and our stockholders. Any failure to obtain financing when required would have a material adverse effect on our business, operating results, financial condition and liquidity.

Off-balance sheet arrangements

As of September 30, 2017 and March 31, 2017, we did not have and do not have any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

Item 1A.  Risk Factors.

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q as well as the risk factors disclosed in our Annual Report on Form 10-K for the year ended March 31, 2017, filed with the Securities and Exchange Commission (the “SEC”) on June 6, 2017 (the “Form 10-K”) and in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, filed with the SEC on August 8, 2017 (the ”First Quarter Form 10-Q”).  There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K and in our First Quarter Form 10-Q.  Any of the risks discussed in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K and in our First Quarter Form 10-Q, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On May 18, 2015, we completed a public offering of our common stock in which we raised net proceeds of approximately $64.8 million.  We registered the shares of common stock issued in the offering on a Registration Statement on Form S-1 (File No. 333-203681), which the SEC declared effective on May 12, 2015.  Through September 30, 2017, we have used approximately $17.1 million of the net proceeds from this offering.  We did not complete any transaction in which we paid any of these proceeds, directly or indirectly, to our directors or officers, to any person owning 10% or more of any class of our equity securities, to any associate of any of the foregoing, or to any of our affiliates.  There has been no material change in the expected uses of the net proceeds from the offering as described in our Registration Statement.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

pdvWireless, Inc.

Date:	November 7, 2017	/s/ John C. Pescatore
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
31.1

Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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