Form 10-Q
period 2017-12-31
pdvWireless, Inc.
filed 2018-02-06
CIK 1304492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________

FORM 10-Q

____________________________________

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

At February 1, 2018,  14,473,017 shares of the registrant’s common stock were outstanding.

pdvWireless, Inc.

FORM 10-Q

For the quarterly period ended December 31, 2017

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

PART I. FINANCIAL INFORMATION

Item 1:  Consolidated Financial Statements

pdvWireless, Inc.

Consolidated Balance Sheets

December 31, 2017 and March 31, 2017

(dollars in thousands, except share data)

	December 31,	March 31,
	2017	2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$104,244	$124,083
Accounts receivable, net of allowance for doubtful accounts of $63 and $53	764	636
Inventory	125	128
Prepaid expenses and other current assets	1,434	874
Total current assets	106,567	125,721
Property and equipment	13,356	14,509
Intangible assets	106,606	104,676
Capitalized patent costs, net	201	210
Other assets	578	370
Total assets	$227,308	$245,486
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$3,949	$3,399
Accounts payable - officers	40	36
Current portion of note payable	497	497
Deferred revenue	807	789
Total current liabilities	5,293	4,721
Noncurrent liabilities
Deferred revenue	4,449	5,033
Deferred income taxes	5,623	6,498
Other liabilities	2,135	1,338
Total liabilities	17,500	17,590
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized and no shares outstanding at December 31, 2017 and March 31, 2017	—	—
Common stock, $0.0001 par value per share, 100,000,000 shares authorized and 14,469,237 shares issued and outstanding at December 31, 2017 and 14,358,564 shares issued and outstanding at March 31, 2017	1	1
Additional paid-in capital	334,310	330,566
Accumulated deficit	(124,503)	(102,671)
Total stockholders' equity	209,808	227,896
Total liabilities and stockholders' equity	$227,308	$245,486

See accompanying notes to consolidated financial statements

pdvWireless, Inc.

Consolidated Statements of Operations

Three and Nine Months Ended December 31, 2017 and 2016

(dollars in thousands, except share data)

(Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
	2017	2016	2017	2016
Operating revenues
Service revenue	$1,232	$976	$3,500	$2,627
Spectrum lease revenue	182	182	547	547
Other revenue	187	177	532	349
Total operating revenues	1,601	1,335	4,579	3,523
Cost of revenue
Sales and service	2,016	1,832	5,628	5,091
Gross loss	(415)	(497)	(1,049)	(1,568)
Operating expenses
General and administrative	5,464	4,847	15,340	18,069
Sales and support	1,619	1,421	5,009	3,857
Product development	592	539	1,772	1,734
Total operating expenses	7,675	6,807	22,121	23,660
Loss from operations	(8,090)	(7,304)	(23,170)	(25,228)
Interest expense	(1)	(1)	(2)	(4)
Interest income	197	25	494	73
Other income (expense)	(9)	(8)	(29)	(13)
Loss before income taxes	(7,903)	(7,288)	(22,707)	(25,172)
Income tax benefit	(2,181)	—	(875)	—
Net loss	$(5,722)	$(7,288)	$(21,832)	$(25,172)
Net loss per common share basic and diluted	$(0.40)	$(0.51)	$(1.51)	$(1.75)
Weighted-average common shares used to compute basic and diluted net loss per share	14,451,313	14,396,212	14,445,627	14,385,002

See accompanying notes to consolidated financial statements

pdvWireless, Inc.

Consolidated Statement of Stockholders’ Equity/(Deficiency)

Nine Months Ended December 31, 2017

(dollars in thousands, except share data)

(Unaudited)

	Number of Shares
	Preferred		Preferred
	Stock	Common	Stock	Common	Additional	Accumulated
	Series AA	Stock	Series AA	Stock	Paid-in Capital	Deficit	Total
Balance at March 31, 2017	—	14,442,368	$—	$1	$330,566	$(102,671)	$227,896
Equity based compensation*	—	14,788	—	—	3,510	—	3,510
Stock option exercises	—	12,081	—	—	234	—	234
Net loss	—	—	—	—	—	(21,832)	(21,832)
Balance at December 31, 2017	—	14,469,237	$—	$1	$334,310	$(124,503)	$209,808

* includes restricted shares

See accompanying notes to consolidated financial statements

pdvWireless, Inc.

Consolidated Statements of Cash Flows

Nine Months Ended December 31, 2017 and 2016

(dollars in thousands)

(Unaudited)

	Nine months
	December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,832)	$(25,172)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	2,103	1,626
Non-cash compensation expense attributable to stock awards	3,998	3,637
Deferred income taxes	(875)	—
Bad debt expense	26	43
Loss on disposal of assets	36	—
Changes in operating assets and liabilities
Accounts receivable	(153)	(384)
Inventory	3	49
Prepaid expenses and other assets	(769)	(327)
Accounts payable and accrued expenses	550	51
Accounts payable - officers	4	(28)
Deferred revenue	(565)	(598)
Other liabilities	568	502
Net cash flows used by operating activities	(16,906)	(20,601)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible assets	(1,930)	(504)
Purchases of equipment	(749)	(1,671)
Payments for patent costs	—	(1)
Net cash used by investing activities	(2,679)	(2,176)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercise	234	—
Taxes withheld and paid on employee stock awards	(488)	—
Net cash used by financing activities	(254)	—
Net change in cash and cash equivalents	(19,839)	(22,777)
CASH AND CASH EQUIVALENTS
Beginning of the period	124,083	153,463
End of the period	$104,244	$130,686

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

The Company’s first priority involves pursuing regulatory initiatives at the Federal Communications Commission (“FCC”) with the goal of modernizing and realigning the 900 MHz band to increase its usability and capacity, including for the future potential deployment of broadband and other advanced technologies and services.  At the same time, the Company is exploring and developing network and mobile communication solutions, leveraging its spectrum to address the unmet needs of its targeted critical infrastructure and enterprise customers.  For its first offering, the Company has deployed push-to-talk (“PTT”) networks and offers its DispatchPlusTM two-way radio service to businesses in seven major metropolitan market areas throughout the United States, including Atlanta, Baltimore/Washington, Chicago, Dallas, Houston, New York and Philadelphia.  DispatchPlus allows enterprise customers to increase the productivity of their field-based workers and the efficiency of their dispatch and call center operations.  The Company is pursuing opportunities to offer additional network and mobile communication solutions to critical infrastructure and enterprise customers with its existing spectrum and currently available non-broadband technologies and, if the Company is successful with its FCC efforts, through the deployment of broadband and other advanced wireless service offerings.

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

The Company’s revenues are derived substantially from its DispatchPlus and pdvConnectTM offerings.  The DispatchPlus service combines pdvConnect, a proprietary suite of mobile communication and workforce management applications, with advanced digital network architecture and mobile devices supplied by Motorola Solutions, Inc. and/or its subsidiaries (“Motorola”).  Developed for dispatch-centric businesses, and historically offered to customers who utilize Tier 1 cellular networks, pdvConnect is an easy to use and efficient mobile communication and workforce management solution that enables businesses to locate and communicate with their field workers and improve the documentation of work events and job status.  Also built with the commercial dispatch customer in mind, Motorola’s digital network architecture allows the Company to provide highly reliable, instant and wide-area PTT communication services to its customers.

To date, sales of the Company’s DispatchPlus service have been slower to ramp-up than initial expectations.  The Company primarily markets its DispatchPlus service to customers indirectly through third-party dealers selected from Motorola’s nationwide dealer network and other select wireless dealers.  The Company supports its indirect sales representatives by providing them with training, marketing and advertising support from its internal sales and marketing team.  The Company typically enters into contracts directly with end users of its DispatchPlus communication solutions, including those introduced to it through its indirect dealer network.

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

On August 4, 2017, the FCC issued a Notice of Inquiry (“NOI”) that the Company believes signifies the FCC’s interest in conducting a serious and comprehensive evaluation of the current and future rules governing the 900 MHz band.  In the NOI, the FCC announced that it had commenced a proceeding to examine whether it would be in the public interest to change the existing rules governing the 900 MHz band to enable increased access to spectrum, improved spectrum efficiency and expanded flexibility for a variety of potential uses and applications, including broadband and other advanced technologies and services.  The FCC stated that the purpose of the NOI was to gather information from interested parties to assist the FCC in its decision making process.  The FCC requested interested parties, including the Company, to comment on a number of questions related to three potential options for the 900 MHz band: (i) retaining the current configuration of the 900 MHz band, but increasing operational flexibility, (ii) reconfiguring a portion or all of the 900 MHz band to support broadband and other advanced technologies and services or (iii) retaining the current 900 MHz band licensing and eligibility rules.  Because the FCC is requesting information on multiple options for the 900 MHz band, the NOI effectively supersedes the Joint Petition and other pending proposals that involved the 900 MHz band.  However, a broadband reconfiguration option included in the NOI is consistent with the Company’s Joint Petition proposal, and all information the Company previously provided to the FCC to support the realignment and modernization of the 900 MHz band remains relevant.  The full text of the NOI is available on the FCC’s public website https://www.fcc.gov/document/900-mhz-notice-inquiry.

The Company and EWA filed a joint response to the FCC’s NOI on October 2, 2017 and reply comments on November 1, 2017.  The Company has responded to all outstanding requests for information from the FCC, and it is currently awaiting FCC action.  Based on the Company’s discussions with the staff of the FCC, it believes that the proceeding is currently under active consideration by FCC.  The FCC’s next step could be a Notice of Proposed Rulemaking based on the NOI and the record developed in response to it, a request for additional information, a decision to close the proceeding without further action, or some other action, and the timing of any such next step also remains uncertain.  The full text of the response and reply comments filed by the Company and EWA as well as the other filings submitted in the proceeding are available on the FCC’s public website.

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

To prepare for the filings it has submitted with the FCC and to build support for a 900 MHz broadband realignment, the Company has met, and intends to continue to meet, with a number of incumbent licensees, critical infrastructure businesses and other interested parties in the 900 MHz band.  The goals with these discussions have been: (i) building consensus for the proposed reconfiguration of the 900 MHz band to support broadband and other advanced technologies and services; (ii) resolving any technology or other concerns raised by incumbent licensees; (iii) educating critical infrastructure businesses on how broadband capabilities could enhance their operations and initiatives (for example, supporting grid modernization requirements or monitoring and/or controlling their own system or network elements via machine-to-machine type services); (iv) gaining a better understanding of the size of the operational incumbent base and the nature of the systems they are currently operating; and (v) evaluating and  proposing voluntary license relocation opportunities to certain incumbent licensees.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the presentation of the corresponding amounts in the financial statements for the three and nine months ended December 31, 2017. These reclassifications had no effect on previously reported results of operations, cash flows, assets, liabilities or equity for the periods presented.

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less at the time of purchase are considered cash equivalents. Cash equivalents are stated at cost, which approximates the quoted market value and include amounts held in money market funds.

Allowance for Doubtful Accounts

An allowance for uncollectible receivables is estimated based on a combination of write-off history, aging analysis and any specific known troubled accounts. The Company reviews its allowance for uncollectible receivables on a quarterly basis. Past due balances meeting specific criteria are reviewed individually for collectability. At December 31, 2017 and March 31, 2017, management provided an allowance of approximately $63,000 and $53,000, respectively, for certain slow paying accounts.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the applicable lease term. The carrying amount at the balance sheet date of long-lived assets under construction in process include construction costs to date on capital projects that have not been completed, assets being constructed that are not ready to be placed into service, and assets that are not currently in service. On a periodic basis costs within construction in process are reviewed and a determination is made if the assets being developed will be put into use. If it is concluded that the asset will not be put into use, the costs will be expensed.  If the asset will be put into use, the costs are transferred to property and equipment when substantially all of the activities necessary to prepare the assets for their intended use are completed. Depreciation commences upon completion.

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

As of December 31, 2017, the Company had asset retirement obligations of approximately $0.3 million.

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

Net Loss Per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. For purposes of the diluted net loss per share calculation, preferred stock, stock options, restricted stock and warrants are considered to be potentially dilutive securities. Because the Company has reported a net loss for the three and nine months ended December 31, 2017 and 2016, diluted net loss per common share is the same as basic net loss per common share for those periods.

Common stock equivalents resulting from potentially dilutive securities approximated 982,000 and 709,000 at December 31, 2017 and March 31, 2017, respectively, and have not been included in the dilutive weighted average shares of common stock outstanding, as their effects are anti-dilutive.

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

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718) Scope of Modification Accounting. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The adoption of ASU 2017-09 will become effective for annual periods beginning after December 15, 2017 with prospective application.  Although the Company is currently evaluating the potential impact Topic 718 may have on its financial position, it does not believe there will be a material impact on the consolidated financial statements.

Subsequent Events Evaluation by Management

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were issued. See Note 13 Subsequent Events below.

3.      Property and Equipment

Property and equipment consists of the following at December 31, 2017 and March 31, 2017 (in thousands):

	Estimated	December 31,	March 31,
	useful life	2017	2017
Network sites and equipment	5-10 years	$15,008	$13,999
Computer equipment	5-7 years	956	944
Computer software	1-3 years	10	13
Furniture and fixture and other equipment	2-5 years	1,474	1,091
Leasehold improvements	Shorter of the lease term or 10 years	354	141
		17,802	16,188
Less accumulated depreciation		5,629	3,590
		12,173	12,598
Construction in process		1,183	1,911
Property and equipment, net		$13,356	$14,509

Depreciation expense for the three and nine months ended December 31, 2017  amounted to $0.7 million and $2.1 million, respectively. For the three and nine months ended December 31, 2016, depreciation expense was approximately $0.6 million and $1.6 million, respectively. For the three and nine months ended December 31, 2017, approximately $0.6 million and $1.9 million of such depreciation expense was classified as cost of revenue, while the remainder for each period was classified as operating expense in the Company’s Consolidated Statements of Operations. For the three and nine months ended December 31, 2016, approximately $0.5 million and $1.5 million of such depreciation expense was classified as cost of revenue, while the remainder for each period was classified as operating expense in the Company’s Consolidated Statements of Operations. Leasehold improvements include certain allowances for tenant improvements related to the expansion of the Company’s corporate headquarters. Construction in process includes the expenditures related to the costs to establish the Company’s dedicated wide-area, two-way radio dispatch networks in certain metropolitan areas.

4.Intangible Assets

Wireless licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but instead are tested for impairment annually, or more frequently if an event indicates that the asset might be impaired. The Company believes that no impairment indicators existed as of December 31, 2017 for which the Company would recognize impairment.

During the nine months ended December 31, 2017, the Company entered into agreements with several third parties in multiple U.S. markets to acquire wireless licenses for cash consideration, upon FCC approval.

Intangible assets consist of the following at December 31, 2017 and March 31, 2017 (in thousands):

Wireless Licenses
Balance at March 31, 2017	$104,676
Acquisitions	1,931
Balance at December 31, 2017	$106,606

5.      Accounts Payable - officers

Accounts payable - officers represents unreimbursed expenses including travel and entertainment expenses incurred by the Company’s officers. At December 31, 2017 and March 31, 2017, the accounts payable to officers amounted to approximately $40,000 and $36,000, respectively.

6.      Note Payable

On October 23, 2015, the Company entered into a promissory note in the amount of $1,289,013 with a third party in exchange for wireless licenses.  The term of the note is through March 15, 2018 and bears a fixed rate of interest, of 0.55% per annum, which is based on the Short Term Applicable Federal Rate on the closing date.  As of December 31, 2017, the Company’s outstanding borrowings were approximately $0.5 million.

7.      Income Taxes

The Company recorded income tax benefit of $2.2 million and $0.9 million for the three and nine months ended December 31, 2017 compared to none in the prior year. The Company’s tax benefit for both periods had an unusual relationship to the pre-tax loss due primarily to the existence of a deferred tax asset valuation allowance at the beginning of both periods.  The tax benefit recorded in the three and nine months ended December 31, 2017 resulted from $1.8 million and $5.3 million, respectively, of tax amortization of the Company’s indefinite-lived intangible assets that is not available to offset existing deferred tax assets. Due to the passage of Public Law 115-97 (“Tax Cuts and Jobs Act”) on December 22, 2017, the statutory federal corporate tax rate has been reduced from a maximum of 35% to 21% for years beginning after December 31, 2017.  The net effect of this rate change on the deferred tax liability as of December 31, 2017 resulted in a tax benefit to the Company of $2.8 million, which is a discrete item for the three and nine months ended December 31, 2017.

The Company expects the indefinite-lived intangible assets to result in approximately $0.4 million of income tax benefit for the full fiscal year 2018 (as previously discussed in Note 9 of the Company’s Annual Report on Form 10-K for the year ended March 31, 2017 but reduced to include the rate change related to the Tax Cuts and Jobs Act as discussed above).

8.      Stock Acquisition Rights, Stock Options and Warrants

The Company established the pdvWireless, Inc. 2014 Stock Plan (the “2014 Stock Plan”) to attract, retain and reward individuals who contribute to the growth of the Company. This 2014 Stock Plan superseded previous stock plans.  However, under such previous plans, 43,275 stock options remained vested and outstanding  as of December 31, 2017.

As of December 31, 2017,  2,788,234 shares of common stock were authorized and reserved for issuance under the 2014 Stock Plan.  The shares authorized and reserved for issuance under the 2014 Stock Plan will continue to increase each subsequent anniversary through January 1, 2024 by an amount equal to the lesser of 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or a lesser amount determined by the Board of Directors.  The number of shares authorized and reserved for issuance under the 2014 Stock Plan increased on January 1, 2018 by 723,461 shares of common stock, for an aggregate of 3,511,695 shares authorized and reserved under the 2014 Stock Plan.

Restricted Stock and Restricted Stock Units

A summary of non-vested restricted stock activity for the nine months ended December 31, 2017 is as follows:

		Weighted
	Restricted	Average Grant
	Stock	Day Fair Value
Non-vested restricted stock at March 31, 2017	127,457	$25.10
Granted	125,621	23.20
Forfeited	(888)	(23.49)
Vested	(30,018)	(23.90)
Non-vested restricted stock at December 31, 2017	222,172	$24.20

The Company recognizes compensation expense for restricted stock awards that vest on a time schedule on a straight-line basis over the explicit vesting period. Vested restricted stock units are settled and issuable upon the vesting date (or the next open trading date if the vesting date occurs during a closed window under the Company’s insider trading policy) or a date certain in the future.  Stock compensation expense related to restricted stock was approximately $0.5 million and $1.3 million for the three and nine months ended December 31, 2017 and approximately $0.4 million and $1.1 million for the three and nine months ended December 31, 2016.  Stock compensation expense for restricted stock is accounted for in general and administrative expense in the Company’s Consolidated Statement of Operations.  At December 31,  2017, there was $4.4 million of unvested compensation expense related to the restricted stock, which is expected to be recognized over a weighted average period of 2.7 years.

Performance Stock Units

A summary of the performance stock unit activity for the nine months ended December 31, 2017 is as follows:

		Weighted
		Average
	Performance	Grant Day
	Stock	Fair Value
Performance units at March 31, 2017	37,295	$25.81
Granted	71,843	22.75
Forfeited	—	—
Vested	—	—
Performance units at December 31, 2017	109,138	$23.80

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

For the three and nine months ended December 31, 2017 and 2016, there was no stock compensation expense recognized for the performance units.  At December 31, 2017, there was approximately $2.6 million of unvested compensation expense for the performance units.

Stock Options

A summary of stock option activity for the nine months ended December 31, 2017 is as follows:

		Weighted
		Average
	Options	Exercise Price
Options outstanding at March 31, 2017	1,733,595	$22.79
Granted during the period	236,195	24.89
Exercised during the period	(4,081)	(18.23)
Forfeited/Expired during the period	(11,301)	(26.64)
Options outstanding at December 31, 2017	1,954,408	$23.04

The stock options to purchase shares of common stock awarded during the nine months ended December 31, 2017 have a ten-year contractual life and 25% will vest on the first anniversary of grant, and the remainder will vest in three equal annual installments thereafter.  In addition, a stock option to purchase 100,000 shares of common stock awarded to a consultant during the nine months ended December 31, 2017 vests monthly over four years.  Shares granted to employees are subject to vesting, future settlement conditions and other such terms as determined by the Board of Directors and set forth in the applicable award agreements.

Additional information regarding stock options outstanding at December 31, 2017 is as follows:

							Weighted
				Weighted			Average
				Average	Weighted		Exercise Price
Exercise			Number	Remaining	Average	Options	of Shares
Prices			Outstanding	Life in Years	Exercise Price	Exercisable	Exercisable
$13.25	-	$20.00	1,128,537	6.30	$19.74	860,224	$19.66
20.01	-	46.23	745,320	8.26	25.34	277,976	25.51
46.24	-	72.85	80,551	7.34	47.87	40,426	47.88
			1,954,408	7.09	$23.04	1,178,626	$22.01

The Black-Scholes option model requires weighted average assumptions to be used for calculation of the Company’s stock compensation expense. The assumptions used during the nine months ended December 31, 2017 were: the expected life of the awards was 5 years; the risk-free interest rate range was 1.8% to 2.3%; the expected volatility was 49.05%; the expected dividend yield was 0.0%; and the expected forfeiture rate was 3%.

Performance Stock Options

 A summary of the performance stock options as of December 31, 2017 is as follows:

	Performance Options	Weighted Average Exercise Price
Performance options outstanding at March 31, 2017	50,000	$25.81
Performance options granted	129,945	25.84
Performance options forfeited/expired	—	—
Performance options outstanding at December 31, 2017	179,945	$25.83

During the nine months ended December 31, 2017, the Company awarded executive officers performance stock options to purchase 75,000 and 54,945 shares of common stock with an exercise price of $28.10 and $22.75, respectively.  During the year ended March 31, 2016, the Company awarded an executive officer performance stock options to purchase 50,000 shares of common stock with an exercise price of $25.81.  These options have a ten-year contractual life.  The performance stock options will vest in full contingent on the Company’s achievement, prior to January 13, 2020, of (i) a Final Order from the FCC providing for the creation and allocation of licenses for spectrum in the 900 MHz band consisting of paired blocks of contiguous spectrum, each containing at least 3 MHz of contiguous spectrum, authorized for broadband wireless communications uses and (ii) the lack of objection by the Company's Board of Directors to the terms and conditions  (including, but not limited to, the rebanding, clearing and relocation procedures, license assignment and award mechanisms, and technical and operational rules) set forth or referenced in the Final Order.

Stock compensation expense related to the amortization of the fair value of stock options issued was approximately $1.0 million and $2.7 million for the three and nine months ended December 31, 2017, respectively. For the three and nine months ended December 31, 2016, stock compensation expense was approximately $0.8 million and $2.5 million, respectively. There was no stock compensation expense related to the performance stock options issued for the three and nine months ended December 31, 2017 and 2016.  Stock compensation expense is included as part of general and administrative expense in the accompanying Consolidated Statement of Operations. The weighted average fair value for the stock option awards granted during the nine months ended December 31, 2017 was $11.02. As of December 31, 2017, there was approximately $5.8 million of unrecognized compensation cost related to non-vested stock options granted under the Company’s stock option plans, of which $3.8 million pertains to the non-performance based stock options and $2.0 million pertains to the performance based stock options. The cost is expected to be recognized over a weighted-average period of 3.0 years.

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

9.     Supplemental Disclosure of Cash Flow Information

The Company paid in cash $9,250 in taxes and did not make any payments for interest during the nine months ended December 31, 2017. The Company paid in cash $39,759 in taxes and did not make any payments for interest during the nine months ended December 31, 2016.

During the nine months ended December 31, 2017, the Company entered into a lease agreement with a landlord that included a Tenant Allowance of $202,000 that it utilized in the expansion of its corporate headquarters. The Tenant Allowance is included in other liabilities.

During the nine months ended December 31, 2016, the Company entered into a barter transaction with a third party whereby it acquired wireless licenses valued at approximately $307,000 consisting of approximately $269,000 related to use of the

Company’s network along with radios and $39,000 in cash. The Company capitalized Asset Retirement Obligations that amounted to $25,000 and $30,278 for the nine months ended December 31, 2017 and 2016, respectively.

10.     Commitments and Contingencies

Leasing Obligations

The Company is obligated under certain lease agreements for office space with lease terms expiring on various dates from January 7, 2019 through March 31, 2027, which includes a ten-year lease extension for its corporate headquarters. The Company entered into multiple lease agreements for tower space related to its DispatchPlus business. The lease expiration dates range from February 28, 2020 to June 30, 2026.

Rent expense amounted to approximately $0.6 million and $1.9 million, for the three and nine months ended December 31, 2017, respectively, of which approximately $0.4 million and approximately $1.2 million, respectively, was classified as cost of revenue and the remainder of approximately $0.2 million and $0.7 million, respectively, was classified in operating expenses in the Consolidated Statements of Operations.  Total rent expense amounted to approximately $0.5 million and $1.4 million, for the three and nine months ended December 31, 2016, respectively, of which approximately $0.4 million and $1.0 million, respectively, was classified as cost of revenue and the remainder of approximately $0.1 million and $0.4 million, respectively, was classified in operating expenses in the Consolidated Statements of Operations.  At December 31, 2017, accumulated deferred rent payable amounted to approximately $1.9 million and is included as part of other liabilities in the accompanying Consolidated Balance Sheet.

Aggregate rentals, under non-cancelable leases for office and tower space (exclusive of real estate taxes, utilities, maintenance and other costs borne by the Company), for the remaining terms of the leases following the nine months ended December 31, 2017 are as follows (in thousands):

2018 (3 months)	$440
2019	2,160
2020	2,108
2021	1,816
2022	1,455
After 2022	5,265
Total	$13,243

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

12.     Business Concentrations

For the three and nine months ended December 31, 2017, the Company had one Tier 1 domestic carrier that accounted for approximately 40% of operating revenues.  For the three months ended December 31, 2016, the Company had two Tier 1 carriers that accounted for approximately 40% and 8% of operating revenues, respectively.  For the nine months ended December 31, 2016, the Company had two Tier 1 carriers that accounted for approximately 36% and 12% of operating revenues, respectively.

As of December 31, 2017, and March 31, 2017, the Company had one Tier 1 domestic carrier that accounted for approximately 64% and 67%, respectively, of accounts receivable.

13.    Subsequent Events

On February 6, 2018, the Company entered into a Controlled Equity OfferingSM Sales Agreement and a Sales Agreement (collectively, the “Sales Agreements”) with Cantor Fitzgerald & Co. and B. Riley FBR, Inc., respectively (collectively, the “Agents”), and registered the sale of up to an aggregate of $40,000,000 in shares of its Common Stock in at-the-market sales transactions pursuant to the Sales Agreements.  See Item 5 Other Information of Part II of this Quarterly Report on Form 10-Q for additional information regarding the Sales Agreements and the registration of the sale of the Company’s Common Stock in at-the-market sales transactions.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of the financial condition and results of operations of pdvWireless, Inc. (“PDV,” the “Company”, “we”, “us”, or “our”) should be read in conjunction with our financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2017, filed with the SEC on June 6, 2017.  In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those identified or referenced in “Item 1A—Risk Factors” in Part II of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.  As a result, investors are urged not to place undue reliance on any forward-looking statements.  Except to the limited extent required by applicable law, the Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

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

On August 4, 2017, the FCC issued a Notice of Inquiry (“NOI”) that we believe signifies the FCC’s interest in conducting a serious and comprehensive evaluation of the current and future rules governing the 900 MHz band.  In the NOI, the FCC announced that it had commenced a proceeding to examine whether it would be in the public interest to change the existing rules governing the 900 MHz band to enable increased access to spectrum, improved spectrum efficiency and expanded flexibility for a variety of potential uses and applications, including broadband and other advanced technologies and services.  The FCC stated that the purpose of the NOI was to gather information from interested parties to assist the FCC in its decision-making process.  The FCC requested interested parties, including us, to comment on a number of questions related to three potential options for the 900 MHz band: (i) retaining the current configuration of the 900 MHz band, but increasing operational flexibility, (ii) reconfiguring a portion or all of the 900 MHz band to support broadband and other advanced technologies and services or (iii) retaining the current 900 MHz band licensing and eligibility rules.  Because the FCC is requesting information on multiple options for the 900 MHz band, the NOI effectively supersedes the Joint Petition and other pending proposals that involved the 900 MHz band.  However, a broadband reconfiguration option included in the NOI is consistent with our Joint Petition proposal, and all information we previously provided to the FCC to support the realignment and modernization of the 900 MHz band remains relevant.  The full text of the NOI is available on the FCC’s public website at https://www.fcc.gov/document/900-mhz-notice-inquiry.

We and EWA filed a joint response to the FCC’s NOI on October 2, 2017 and reply comments on November 1, 2017.   We have responded to all outstanding requests for information from the FCC, and we are currently awaiting FCC action.  Based on our discussions with the staff of the FCC, we believe that the proceeding is currently under active consideration by FCC.  The FCC’s next step could be a Notice of Proposed Rulemaking based on the NOI and the record developed in response to it, a request for additional information, a decision to close the proceeding without further action, or some other action, and the timing of any such next step also remains uncertain.  The full text of the response and reply comments filed by us and EWA as well as the other filings submitted in the proceeding are available on the FCC’s public website.

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

To prepare for the filings we have submitted with the FCC and to build support for a 900 MHz broadband realignment, we have met, and intend to continue to meet, with a number of incumbent licensees, critical infrastructure businesses and other interested parties in the 900 MHz band.  The goals with these discussions have been: (i) building consensus for the proposed reconfiguration of the 900 MHz band to support broadband and other advanced technologies and services; (ii) resolving any technology or other concerns raised by incumbent licensees; (iii) educating critical infrastructure businesses on how broadband capabilities could enhance their operations and initiatives (for example, supporting grid modernization requirements or monitoring and/or controlling their own system or network elements via machine-to-machine type services); (iv) gaining a better understanding of the size of the operational incumbent base and the nature of the systems they are currently operating; and (v) evaluating and  proposing voluntary license relocation opportunities to certain incumbent licensees.

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

Our revenues are derived substantially from our DispatchPlus and pdvConnectTM offerings.  Our DispatchPlus service combines pdvConnect, our proprietary suite of mobile communication and workforce management applications, with advanced digital network architecture and mobile devices supplied by Motorola Solutions, Inc. and/or its subsidiaries (“Motorola”).  Developed for dispatch-centric businesses, and historically offered to customers who utilize Tier 1 cellular networks, pdvConnect is an easy to use and efficient mobile communication and workforce management solution that enables businesses to locate and communicate with their field workers and improve the documentation of work events and job status.  Also built with the commercial dispatch customer in mind, Motorola’s digital network architecture allows us to provide highly reliable, instant and wide-area PTT communication services to our customers.

To date, sales of our DispatchPlus service have been slower to ramp-up than our initial expectations for a number of reasons, including, but not limited to, the performance of our indirect third-party sales representatives, longer initial sales cycles, and coverage gaps in certain markets due to delays in our deployment of planned sites.  We continue to develop and implement targeted sales and marketing programs for our DispatchPlus service to drive increased customer acquisition and revenue growth.

We intend to continue to focus our efforts on the initial seven markets where we have commenced service until we prove out our DispatchPlus business model in those markets.  We believe this approach will provide us with additional time and financial flexibility to refine our longer-term strategies, including those related to our FCC initiatives and related activities.

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

Property and equipment. Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the applicable lease term.  The carrying amount at the balance sheet date of long-lived assets under construction in process includes construction costs to date on capital projects that have not been completed, assets being constructed that are not ready to be placed in service, and assets that are not currently in service.  On a periodic basis costs within construction in process are reviewed and a determination is made if the assets being developed will be put into use. If it is concluded that the asset will not be put into use, the costs will be expensed.  If the asset will be put into use, the costs are transferred to property and equipment when substantially all of the activities necessary to prepare the assets for their intended use are completed. Depreciation commences upon completion.

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

JOBS Act. So long as  we remain an emerging growth company, or EGC, under the JOBS Act we are eligible for exemptions from various reporting requirements applicable to other public companies that are not EGCs, including, but not limited to:

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

Results of Operations

Comparison of the three and nine months ended December 31, 2017 and 2016

The following table sets forth our results of operations for the three and nine months ended December 31, 2017 and 2016. The period-to-period comparison of financial results is not necessarily indicative of the financial results we will achieve in future periods.

	Three months ended		Nine months ended
(dollars in thousands, except share data)	December 31,		December 31,
	2017	2016	2017	2016
Operating revenues	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Service revenue	$1,232	$976	$3,500	$2,627
Spectrum lease revenue	182	182	547	547
Other revenue	187	177	532	349
Total operating revenues	1,601	1,335	$4,579	$3,523
Cost of revenue
Sales and service	2,016	1,832	5,628	5,091
Gross loss	(415)	(497)	(1,049)	(1,568)
Operating expenses
General and administrative	5,464	4,847	15,340	18,069
Sales and support	1,619	1,421	5,009	3,857
Product development	592	539	1,772	1,734
Total operating expenses	7,675	6,807	22,121	23,660
Loss from operations	(8,090)	(7,304)	(23,170)	(25,228)
Interest expense	(1)	(1)	(2)	(4)
Interest income	197	25	494	73
Other income (expense)	(9)	(8)	(29)	(13)
Loss before income taxes	(7,903)	(7,288)	(22,707)	(25,172)
Income tax expense	(2,181)	—	(875)	—
Net loss	$(5,722)	$(7,288)	$(21,832)	$(25,172)
Net loss per common share basic and diluted	$(0.40)	$(0.51)	$(1.51)	$(1.75)
Weighted-average common shares used to compute basic and diluted net loss per share	14,451,313	14,396,212	14,445,627	14,385,002

Operating revenues. Overall operating revenues increased by $0.3 million, or 20%, to $1.6 million for the three months ended December 31, 2017 from $1.3 million for the three months ended December 31, 2016.  The increase in the three months is primarily attributable to a $0.3 million increase in service revenue in our DispatchPlus business resulting from an increase in the number of DispatchPlus subscribers.  Other revenue, which primarily consists of equipment sales and rentals for the DispatchPlus business, remained flat at $0.2 million.  Operating revenues increased $1.1 million, or 30%, to $4.6 million for the nine months ended December 31, 2017 from $3.5 million for the nine months ended December 31, 2016.  The increase resulted from the growth in our DispatchPlus business.  The $0.9 million increase in service revenue was due to the increase in DispatchPlus subscribers.  Other revenue, which primarily consists of equipment sales and rentals for the DispatchPlus business, increased by approximately $0.2 million, or 53%, for the nine months ended December 31, 2017 compared to the nine months ended December 31, 2016.

Cost of revenue. Cost of revenue for the three months ended December 31, 2017 increased by approximately $0.2 million, or 10%, to $2.0 million from $1.8 million for the three months ended December 31, 2016.  For the nine months ended December 31, 2017, cost of revenue increased by $0.5 million, or 11%, to $5.6 million from $5.1 million for the nine months ended December 31, 2016.  The increase for the three month and nine month periods resulted primarily from the costs to maintain and operate our launched PTT networks for our DispatchPlus business.

Gross loss. Gross loss decreased by $0.1 million for the three months ended December 31, 2017 to ($0.4 million) from ($0.5 million) for the three months ended December 31, 2016.  Gross loss decreased by $0.5 million for the nine months ended December 31, 2017 to ($1.1 million) from ($1.6 million) for the nine months ended December 31, 2016.  The primary driver for the lower gross loss for the three and nine month periods were the increases in operating revenues, primarily from our DispatchPlus business.

General and administrative expenses. General and administrative expenses for the three months ended December 31, 2017 increased by $0.6 million, or 13%, to $5.4 million from $4.8 million for three months ended December 31, 2016. The increase in general and administrative expenses for the three months ended December 31, 2017 resulted primarily from $0.3 million in higher headcount costs and approximately $0.3 million for stock compensation.   For the nine months ended December 31, 2017, general and administrative costs decreased by $2.7 million, or 15%, to $15.3 million from $18.0 million for the nine months ended December 31, 2016.  The decrease related primarily to $5.4 million in costs incurred for the FirstNet bid opportunity for the nine months ended December 31, 2016.  This decrease was partially offset by $0.7 million in higher headcount costs, $0.4 million for higher stock compensation, and $0.6 million in increased consulting costs for strategic initiatives.

Sales and support expenses. Sales and support expenses increased by $0.2 million, or 14%, to $1.6 million for three months ended December 31, 2017 from $1.4 million for the three months ended December 31, 2016.  For the nine months ended December 31, 2017, sales and support expenses increased by $1.1 million, or 30%, to $5.0 million from $3.9 million for the nine months ended December 31, 2016.  The increases in both periods resulted from increased headcount and related costs.

Product development expenses. Product development expenses remained relatively flat for the three months and nine months ended December 31, 2017 as compared to the three months and nine months ended December 31, 2016.

Interest expense. Interest expense incurred for the three and nine months ended December 31, 2017 and December 31, 2016 relates to our promissory note issued in October 2015 in connection with the acquisition of wireless licenses.

Interest income.  The $0.2 million increase in interest income earned for the three months ended December 31, 2017 and the $0.4 million increase for the nine months ended December 31, 2017 resulted from higher returns on the amounts held in our money market funds.

Income tax expense.  A non-cash income tax benefit of $2.2 million and $0.9 million for the three and nine months ended December 31, 2017 compared to none in the prior year. The tax benefit for both periods had an unusual relationship to the pre-tax loss due primarily to the existence of a deferred tax asset valuation allowance at the beginning of both periods.  The tax benefit recorded in the three and nine months ended December 31, 2017 resulted from $1.8 million and $5.3 million, respectively, of tax amortization of our indefinite-lived intangible assets that is not available to offset existing deferred tax assets. Due to the passage of Public Law 115-97 (“Tax Cuts and Jobs Act”) on December 22, 2017, the statutory federal corporate tax rate has been reduced from a maximum of 35% to 21% for years beginning after December 31, 2017.  The net effect of this rate change on the deferred tax liability as of December 31, 2017 resulted in a tax benefit to us of $2.8 million, which is a discrete item for the three and nine months ended December 31, 2017.

Liquidity and Capital Resources

At December 31, 2017, we had cash and cash equivalents of $104.2 million.

Our accounts receivable is heavily concentrated in one Tier 1 domestic carrier partner. As of December 31, 2017, our accounts receivable balance was approximately $0.8 million, of which approximately $0.5 million, or approximately 64%, was due from the third-party Tier 1 domestic carrier partner.

Net cash used by operating activities. Net cash used in operating activities was $16.9 million for the nine months ended December 31, 2017, as compared to $20.6 million for the nine months ended December 31, 2016. The majority of net cash used by operating activities during the nine months ended December 31, 2017 resulted from the net loss of $21.8 million, which includes the costs incurred to support our DispatchPlus business, partially offset by a reduction in stock-based compensation of $4.0 million.  The majority of net cash used by operating activities during the nine months ended December 31, 2016 resulted from the net loss of $25.2 million, which includes the costs incurred to support our DispatchPlus business, partially offset by a reduction in stock-based compensation of $3.6 million.

Net cash used by investing activities. Net cash used in investing activities was approximately $2.7 million for the nine months ended December 31, 2017, as compared to $2.2 million used for the nine months ended December 31, 2016. The net cash used during the nine months ended December 31, 2017 resulted from $1.9 million in wireless license acquisitions and $0.7 million for the continuing equipment purchases and construction costs related to the buildout of additional network sites for our DispatchPlus business.  The net cash used during the nine months ended December 31, 2016 resulted from $0.5 million in wireless license acquisitions and $1.7 million for the continuing equipment purchases and construction costs related to the buildout of our network for our DispatchPlus business.

Net cash from financing activities. For the nine months ended December 31, 2017, there was $0.3 million in cash used by financing activities resulting from $0.5 million share based tax withholding payments offset by stock option exercises of $0.2 million.  For the nine months ended December 31, 2016, there was no cash provided by financing activities.

We intend to continue to focus our efforts on the initial seven markets where we have deployed our DispatchPlus service until we prove out our DispatchPlus business model in those markets.  We believe this approach will provide us with additional time and financial flexibility to refine our longer term strategies, including those related to our FCC initiatives and related activities.

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

On February 6, 2018, we entered into a Controlled Equity OfferingSM Sales Agreement and a Sales Agreement (collectively, the “Sales Agreements”) with Cantor Fitzgerald & Co. and B. Riley FBR, Inc., respectively (collectively, the “Agents”), and registered the sale of up to an aggregate of $40,000,000 in shares of our Common Stock in at-the-market sales transactions pursuant to the Sales Agreements under the Shelf Registration Statement.

We cannot predict with certainty when, if ever, we will require additional capital to further fund our current or future business plans and initiatives. Presently, we intend to cover our future operating expenses through cash on hand and from revenue derived primarily from our planned sales of our DispatchPlus and pdvConnect services and product offerings.  We may experience greater than expected cash usage to support our operating activities and business plan and/or our revenues may be lower than, or take more time to develop, than we anticipate. See “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2017, filed with the SEC on June 6, 2017 and in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 filed with the SEC on August 8, 2017 for risks and uncertainties that could cause our operating costs to be more than we currently anticipate and/or our revenue and operating results to be lower than we currently anticipate. As a result, we cannot provide assurance that we will not require additional funding in the future. In addition, we may elect to acquire businesses, technologies or spectrum or license technologies from third parties for or in connection with our spectrum initiatives.  We also intend to pursue the development and offering of additional next generation network and mobile communications solutions. As a result, we may decide to raise additional capital through debt or equity financing, including pursuant to our Shelf Registration Statement, to the extent we believe this is necessary to successfully complete these acquisitions or license these technologies or pursue spectrum or other business opportunities. However, we cannot be sure that additional financing will be available if and when needed, or that, if available, we can obtain financing on terms favorable to us and our stockholders. Any failure to obtain financing when required would have a material adverse effect on our business, operating results, financial condition and liquidity.

Off-balance sheet arrangements

As of December 31, 2017 and March 31, 2017, we did not have and do not have any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On May 18, 2015, we completed a public offering of our common stock in which we raised net proceeds of approximately $64.8 million.  We registered the shares of common stock issued in the offering on a Registration Statement on Form S-1 (File No. 333-203681), which the SEC declared effective on May 12, 2015.  Through December 31, 2017, we have used approximately $18.4 million of the net proceeds from this offering.  We did not complete any transaction in which we paid any of these proceeds, directly or indirectly, to our directors or officers, to any person owning 10% or more of any class of our equity securities, to any associate of any of the foregoing, or to any of our affiliates.  There has been no material change in the expected uses of the net proceeds from the offering as described in our Registration Statement.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

On February 6, 2018, we entered into a Controlled Equity OfferingSM Sales Agreement and a Sales Agreement (collectively, the “Sales Agreements”) with Cantor Fitzgerald & Co. and B. Riley FBR, Inc., respectively (collectively, the “Agents”), pursuant to which we may offer and sell, from time to time through the Agents, shares of our common stock in at-the-market sales transactions having an aggregate offering price of up to $40,000,000 (the “Shares”).  Any Shares offered and sold will be issued pursuant to our Shelf Registration Statement on Form S-3 (Registration No. 333-214417) and the related prospectus previously declared effective by the Securities and Exchange Commission (the “SEC”) on November 16, 2016, as supplemented by a prospectus supplement, dated February 6, 2018.

Under the Sales Agreements, the Agents may each sell Shares by any method permitted by law and deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on the Nasdaq Stock Market or on any other existing trading market for our common stock in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices and/or any other method permitted by law.

We are not obligated to make any sales of Shares under either of the Sales Agreements, and if we elect to make any sales, we can set a minimum sales price for the Shares. The offering of Shares pursuant to the Sales Agreements will terminate upon the sale of an aggregate of $40,000,000 of Shares pursuant to the Sales Agreements. In addition, each of the Sales Agreements may be individually terminated by the applicable Agent or the Company, as permitted therein.

We will pay the Agents a commission rate of up to 2.0% of the aggregate gross proceeds from each sale of Shares and have agreed to provide the Agents with customary indemnification and contribution rights. We will also reimburse the Agents for certain specified expenses in connection with entering into the Sales Agreements.

We intend to use discretion in initiating sales, if any, under the Sales Agreements and believe that it is in the best interests of our stockholders to have the flexibility to raise additional capital under favorable market conditions to support our efforts to build long-term stockholder value. There are a number of potential benefits to raising funds through the Sales Agreements, including minimizing dilution by avoiding share price discounts, greater banking fees and the potential for share price degradation that can result from raising capital through private or public offerings.

We intend to use the net proceeds from the sale of Shares under the Sales Agreements for general corporate purposes, which may include, among other purposes, working capital, pursuing our regulatory initiatives at the Federal Communications Commission (“FCC”), exploring and developing network and mobile communication solutions, capital expenditures, other corporate expenses, and acquisitions of assets, licenses, products, technologies or businesses.

The foregoing description of the Sales Agreements is not complete and is qualified in its entirety by reference to the full text of such agreements, copies of which are filed as Exhibit 10.1 and Exhibit 10.2, respectively, to this quarterly report on Form 10-Q and are incorporated herein by reference. The opinion of our counsel regarding the validity of the Shares that will be issued pursuant to the Sales Agreements is also filed herewith as Exhibit 5.1.

This Quarterly Report on Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy the Shares, nor shall there be any offer, solicitation, or sale of the Shares in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

Item 6.  Exhibits.

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

4.3(1)	Amended and Restated Investor Rights Agreement, dated October 2010, by and among the Company and investors named therein.
4.4(1)	Amendment and Waiver of Rights under Amended and Restated Investor Rights Agreement, approved May 30, 2014, by and among the Company and the investors named therein.
5.1	Opinion of Gunderson Dettmer Stough Villeneuve Franklin & Hachigian, LLP
10.1	Controlled Equity OfferingSM Sales Agreement, dated February 6, 2018, by and between the Company and Cantor Fitzgerald & Co.
10.2	Sales Agreement, dated February 6, 2018, by and between the Company and B. Riley FBR, Inc.
23.1	Consent of Gunderson Dettmer Stough Villeneuve Franklin & Hachigian, LLP (included in Exhibit 5.1)
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

pdvWireless, Inc.

Date:	February 6, 2018	/s/ John C. Pescatore
John C. Pescatore
President and Chief Executive Officer (Principal Executive Officer)

/s/ Timothy A. Gray
Timothy A. Gray
Chief Financial Officer (Principal Financial and Accounting Officer)