Form 10-K
period 2018-03-31
pdvWireless, Inc.
filed 2018-06-05
CIK 1304492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________________

FORM 10-K

______________________________________________

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant based on the closing stock price of its common stock on the NASDAQ Capital Market on the last business day of its most recently completed second fiscal quarter, September 30, 2017, was $199,935,916.90.  For purposes of this computation only, all executive officers, directors and 10% or greater stockholders have been deemed affiliates of the registrant.

As of May 25, 2018, 14,496,617 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be filed within 120 days of the Company's fiscal year ended March 31, 2018 are incorporated by reference into Part III of this Form 10-K where indicated.

pdvWireless, Inc.

FORM 10-K

For the fiscal year ended March 31, 2018

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Various statements contained in this Annual Report on Form 10-K (the “Annual Report”), including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. Our forward-looking statements are generally, but not always, accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “should,” “will,” “may,” “plan,” “goal,” “can,” “could,” “continuing,” “ongoing,” “intend” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and projections, and related assumptions, about future events and financial trends. While our management considers these expectations, projections and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. There can be no assurance that actual developments will be those anticipated by us. Actual results may differ materially from those expressed or implied in these statements as a result of significant risks and uncertainties, including, but not limited to:

•

our spectrum initiatives, including our Federal Communications Commission (“FCC”) petition and related further proceedings and submissions aimed at modernizing and realigning the Part 90 900 MHz spectrum band to increase its usability and capacity, may not be successful on a timely basis or at all, and may continue to require significant time and attention from our senior management team and our expenditure of significant resources;

•	we may not be successful in identifying, developing and commercializing network and mobile communication solutions utilizing our current and future spectrum and commercially available technologies;
•

we have a limited operating history with respect to our commercial push-to-talk (“PTT”) service, which we market as TeamConnect, and we recently have restructured our approach to that business, each of which makes it difficult to evaluate the prospects of this business and our future financial results relating to this business;

•

the size of the market we are targeting with our TeamConnect service may not prove to be as large as and/or it may continue to be more difficult to obtain customers for our TeamConnect service than we initially expected;

•	we rely on Motorola to supply the network equipment and devices we utilize to provide our TeamConnect service;
•	we primarily rely on the selling efforts of third-party wireless dealers, including Motorola’s dealer network, to sell our TeamConnect service;
•	the wireless communications industry is highly competitive and we may not compete successfully;
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

PART I.

ITEM 1.  BUSINESS

Overview

We are a wireless communications company focused on developing and offering our spectrum assets for the deployment of next generation network and mobile communication solutions designed to meet the needs of critical infrastructure and enterprise customers.  Our Chairman, Brian McAuley, and our Chief Executive Officer, Morgan O’Brien, were the co-founders of Nextel Communications (“Nextel”) and have over 60 years of combined experience in successfully developing regulatory driven spectrum initiatives to address the unmet wireless communications needs of businesses.

We are the largest holder of licensed spectrum in the Part 90 900 MHz spectrum band (i.e., 896-901 MHz paired with 935-940 MHz) throughout the contiguous United States, plus Hawaii, Alaska and Puerto Rico.  On average, we hold approximately 60% of the channels in our portion of the 900 MHz band in the top 20 metropolitan market areas in the United States.

As our first priority, we have initiated and are currently pursuing a regulatory proceeding at the Federal Communications Commission (“FCC”) aimed at modernizing and realigning the 900 MHz band to increase its usability and capacity, including for the future deployment of broadband and other advanced technologies and services.  At the same time, we are expecting to enable private broadband network solutions, leveraging our spectrum, that address the unmet needs of our targeted critical infrastructure and enterprise customers.  For our first offering, we have deployed push-to-talk (“PTT”) networks and offer our TeamConnect two-way radio service in seven major metropolitan market areas, including Atlanta, Baltimore/Washington, Chicago, Dallas, Houston, New York and Philadelphia.  TeamConnect allows our enterprise customers to increase the productivity of their field-based workers and the efficiency of their dispatch and call center operations.  We are pursuing opportunities to enable additional network and mobile communication solutions for use by critical infrastructure and enterprise customers with our existing spectrum and currently available non-broadband technologies and, if we are successful with our FCC efforts, utilizing our spectrum assets to enable broadband and other advanced wireless service offerings.

Our Business Strategy

Our goal is to become the leading wireless communications company focused on developing and offering our spectrum assets and related services for the deployment of private network and mobile communication solutions dedicated to serving the needs of critical infrastructure and enterprise customers.  We intend to pursue this goal by executing on the following business strategies:

1. Increase the Efficiency and Capacity of Our Spectrum.  Our spectrum is our most valuable asset.  While our current licensed spectrum can support our deployment of narrowband and wideband wireless services, including our TeamConnect service, many of the future business opportunities we have identified will require contiguous spectrum that allows for greater bandwidth than the less efficient current configuration of our spectrum band.  As a result, our first priority is to continue to pursue initiatives to increase the usability, efficiency and capacity of our spectrum assets.

We acquired our nationwide spectrum position from Sprint Corporation (“Sprint”) in September 2014, and shortly thereafter, petitioned the FCC to modernize the 900 MHz band to permit us and other licensees in the band to introduce new technologies, including the global mobile broadband standard of LTE, to more efficiently support the market demand for reliable, secure and dedicated high speed data, video and voice services.  Please see the section titled “Our Joint Petition for Rulemaking” below for a discussion of the status and evolution of our FCC proceeding.

2. Facilitate the Deployment of Next Generation Private Network and Mobile Communication Solutions.  Complementing our pursuit of our regulatory initiatives, we are engaged in a number of business activities to prepare for the future deployment of next generation network and mobile communication solutions utilizing our current and, if we receive FCC authorization, future spectrum, including:

Identify and Evaluate Available Technologies.  Currently, we can utilize our spectrum, without obtaining further regulatory authorizations or rule modifications, with existing narrowband and wideband technologies, including the technologies we are utilizing to provide our existing TeamConnect service, and services for machine-to-machine (“M2M”) and related Internet of Things (“IoT”) applications. In addition, our current licensed frequencies are located within a portion of the 900 MHz spectrum band that the FCC has designated for various land mobile radio (“LMR”) uses. Our licensed frequencies are also within the 3GPP global standard of Band 8 (also known as the E-GSM band, or 880 - 915 MHz paired with 925 - 960 MHz).  Band 8 has been internationally approved for the deployment of LTE technologies in numerous global regions, and so there is an ecosystem of existing LTE broadband devices and network components that we believe can be adapted for use on the contiguous spectrum we are seeking to create in our FCC proceeding.  We also believe that many of these devices and network components would be well suited for the work environment of our targeted critical infrastructure and enterprise customers, including network base stations, ruggedized smart phones, hardened data gateways and communications modules for IoT applications.  In our lab, we are continuing to test and evaluate the potential use of these devices and network components to assess their capabilities, functionality, pricing and any specification, modification or adaptation requirements to meet our target customers’ needs.

Identify and Evaluate Potential Use Cases.  At the same time, our team and the key industry consultants we have retained have engaged in an intensive outreach program to potential critical infrastructure customers to identify possible use cases for our spectrum.  These activities have led to a number of discussions with prospective customers who are investigating ways to fulfill their existing and future network and mobile communication needs leveraging the benefits of our spectrum position.

As we expected, we identified a wide variety of both mobile and fixed use cases through these discussions that appear to be well suited to the coverage, penetration and capacity characteristics of the potential broadband spectrum allocation that we would expect to enable if we receive FCC authorization.  A number of critical infrastructure and enterprise companies have put on the record their needs and unique requirements for networks and services utilizing broadband and other next generation technologies.

A number of the potential critical infrastructure and enterprise customers we contacted have historically built, maintained and operated their own disparate and siloed communications networks, including private LMR and supervisory control and data acquisition (“SCADA”) networks on frequencies licensed exclusively to them by the FCC.  These entities commonly express their desire to retain the positive elements of their aging LMR and SCADA operations, namely tight control and custom features (such as specialized coverage and priority access), while adding the benefits of broadband and other advanced technologies (such as solving a broader set of use cases, providing high speed data and video services and economies of scale).  However, due to the general unavailability of low band spectrum (i.e., below 1GHz) that is not already licensed, these entities have had limited opportunities to license or acquire the spectrum required to deploy broadband and other advanced technologies on their own.

Without the opportunity to develop their own next generation network and mobile communication solutions, many of our potential critical infrastructure and enterprise customers are pursuing other options, including considering the services offered by Tier 1 carriers.  The large consumer-focused carriers, in two instances well exceeding a hundred million subscribers each, enjoy clear economy of scale benefits.  However, the networks designed and operated by these carriers to primarily address the needs of their consumer customers may not satisfy the highly specialized requirements of large complex business organizations.  We believe that security, priority access, latency, redundancy control and unique coverage requirements are just some of the reasons critical infrastructure and large enterprises would be interested in obtaining (either as a licensee or customer) the private network and mobile communications solutions that can be enabled through use of our spectrum if we receive FCC authorization.

In mid-April 2018, we met with the FCC, together with representatives of Ameren Services Company, an affiliate of Ameren Corporation, a holding company for electric and gas utilities located in the Midwestern U.S., to support Ameren’s request for experimental authority from the FCC to test broadband operations utilizing our 900 MHz spectrum in the requested geographic areas.  Following this meeting, the FCC granted Ameren’s request for experimental authority and we are currently supporting Ameren’s broadband trialing activities utilizing a 1.4 X 1.4 MHz 900 MHz broadband spectrum allocation in geographic areas in several Ameren markets located in Illinois and Missouri.

We also are continuing active discussions with our potential critical infrastructure and enterprise customers to better understand their requirements and determine how the 900 MHz broadband spectrum allocation we are pursuing with our FCC initiatives can be used to support broadband wireless network and communications solutions, utilizing current and future technologies, to meet their needs.  For example, we are currently exploring the development of a 900 MHz virtualized LTE and 5G network solution that could address the needs and use cases of our potential customers.  This approach could empower our critical infrastructure and enterprise customers to create and implement their own virtual private network and mobile communications services from a secure hosted cloud environment.  This approach could allow these entities to effectively keep pace with the evolution of mobile technologies and develop new services to offer to their customers, while leveraging the efficiencies of shared resources.

Continue to Identify and Evaluate New Opportunities.  The wireless communications industry is highly competitive, and subject to rapid regulatory, technological and market changes.  A key part of our business strategy is to continually monitor changes in the wireless industry, and evaluate how these changes could enable us to maximize the use of our spectrum assets.  For example, recent FCC decisions have created significant opportunities for blocks of shared, unlicensed spectrum, both below 1 GHz to a limited extent and, in very large amounts, above 1 GHz.  While we intend to build our existing and future business strategies around our 900 MHz licensed spectrum, our ability to combine our licensed 900 MHz spectrum with additional spectrum in one or more unlicensed bands could provide us with a chance to offer potential customers the best of both worlds.  On the one hand, our licensed 900 MHz spectrum offers the assurance of absolute control over access to and use of that spectrum, allowing our spectrum to be utilized to provide customers with guaranteed levels of service and the ability to prescribe and enforce purpose-built “rules of the road” for the provision of those services.  On the other hand, the addition of unlicensed spectrum, particularly in large swaths that support very high speed services, could bring capacity and capabilities that exceed the limits of our licensed spectrum.  As a result, we are evaluating potential combinations of unlicensed spectrum with our 900 MHz licensed spectrum to enable the combined spectrum to be utilized to provide optimum services to critical infrastructure and enterprise companies.

As another example, we are exploring potential opportunities to provide IoT services.  Our team, assisted by our industry consultants, is evaluating the many ways we could potentially address future IoT opportunities.  In particular, we are focusing on opportunities related to modernization of the utility smart grid, including field area networks, sensors and meters and similar end-point devices that may perform best on a private wireless network.  Although these activities, and the precise contours of specific IoT business opportunities, remain in the very preliminary stages, we are orienting our efforts in this area around identifying those customers who would likely place the highest value on obtaining services from a private wireless carrier dedicated to their needs.

3. Continue to Leverage the Experience and Relationships of Our Executive Team.  Our senior executive team has a long, proven track record in the network and mobile communications industry.  Brian McAuley and Morgan O’Brien, our Chairman and Chief Executive Officer, respectively, were the co-founders of Nextel.  At Nextel, they were responsible for developing and operating the first all-digital nationwide wireless network that brought PTT to the mass business market.  Nextel built its business by identifying an underserved market segment, and despite the competition, creating a better solution for potential customers in this market segment.  After growing the total number of subscribers to approximately 23 million, Nextel merged with Sprint in August 2005 at a stand-alone value of approximately $36 billion.  Mr. McAuley went on to found NeoWorld Communications in 1999, which was subsequently purchased by Nextel in 2003.  In addition, several members of our current management team held leadership roles at Nextel.  We intend to leverage the experience of our executive team to refine and execute on our business strategy, to achieve our regulatory spectrum goals and to identify and pursue business opportunities involving use of our spectrum assets to enable next generation network and mobile communications solutions for critical infrastructure and enterprise customers.

Our Joint Petition for Rulemaking.

FCC Proceeding.  In November 2014, we and the Enterprise Wireless Alliance (“EWA”) submitted a Joint Petition for Rulemaking (the “Joint Petition”) to the FCC to propose the realignment of a portion of the 900 MHz band from narrowband to broadband.  We welcomed EWA’s partnership because of its multi-decade role as a trade association representing the spectrum interests of a broad range of business enterprise, critical infrastructure and commercial service providers.  We and EWA believe this realignment is consistent with the FCC’s mandate to promote more efficient use of limited spectrum resources generally and its ongoing efforts to make more spectrum available for broadband services specifically, particularly in the spectrum bands below 1 GHz.  In response to the Joint Petition, the FCC issued a public notice requesting comments from interested parties and asked a number of questions about the proposal. A number of parties, including several incumbent licensees, filed comments with the FCC expressing their views, including both support and opposition.  Some raised technical and other questions about the proposal.  In May 2015, we and the EWA filed proposed rules with the FCC related to our Joint Petition.  Comments on the proposed rules were filed in June 2015 and reply comments in July 2015. The proposed rules outlined our recommended procedural and technical operating parameters, including field strength limits, processes related to the administration and sequencing of the proposed realignment of the 900 MHz band, and requirements for the broadband operators to provide comparable facilities to incumbent licensees, to pay the cost of their realignment, and to utilize an emission mask with advanced filtering capability specifically designed to protect licensees adjacent to the proposed broadband portion of the 900 MHz band.

On August 4, 2017, the FCC issued a Notice of Inquiry (“NOI”) that we believe signified the FCC’s interest in conducting a serious and comprehensive evaluation of the current and future rules governing the 900 MHz band.  In the NOI, the FCC announced that it had commenced a proceeding to examine whether it would be in the public interest to change the existing rules governing the 900 MHz band to enable increased access to spectrum, improved spectrum efficiency and expanded flexibility for a variety of potential uses and applications, including broadband and other advanced technologies and services.  The FCC stated that the purpose of the NOI was to gather information from interested parties to assist the FCC in its decision-making process.  The FCC requested interested parties, including us, to comment on a number of questions related to three potential options for the 900 MHz band: (i) retaining the current configuration of the 900 MHz band, but increasing operational flexibility, (ii) reconfiguring a portion or all of the 900 MHz band to support broadband and other advanced technologies and services or (iii) retaining the current 900 MHz band licensing and eligibility rules.  Because the FCC requested information on multiple options for the 900 MHz band, the NOI effectively superseded the Joint Petition and other pending proposals that involved the 900 MHz band.  However, a broadband reconfiguration option included in the NOI was consistent with our Joint Petition proposal, and all information we previously provided to the FCC to support the realignment and modernization of the 900 MHz band remained relevant. We and EWA filed a joint response to the FCC’s NOI on October 2, 2017 and reply comments on November 1, 2017.

On May 1, 2018, we and the EWA augmented elements of our initial joint response to the NOI based on our discussions and interactions with incumbents and other interested parties to the NOI proceeding.   This filing was intended to address and resolve issues and concerns expressed by incumbents in and adjacent to the portion of the 900 MHz band proposed for broadband use. Our most recent responsive filing also proposed a means to increase the alternatives through which licenses for a new 3 X 3 900 MHz broadband service could be put to use by utilities and other members of the critical infrastructure industry, as well as by other private enterprise companies.  We believe these alternatives add elements of flexibility and, ideally, could shorten the time required to introduce important broadband communication capabilities to these market segments.

Specifically, our most recent responsive filing proposes that: (i) during the first year after FCC adoption of the relevant licensing rules, utilities and other Business/Industrial/Land Transportation (“B/ILT”) applicants would have the exclusive opportunity to secure Private Enterprise Broadband (“PEBB”) licenses, and could utilize the traditional frequency coordination process to do so, based on acquiring control of the requisite 240 discrete 900 MHz channels (the number of channels equivalent to a 3 X 3 MHz broadband allocation) through combining any of their own licensed channels with any they might purchase or lease from third party licensees and those they might be assigned from available FCC channel inventory; (ii) successful applicants then could obtain frequency coordinator approval to exchange such channels for a 3 X 3 MHz PEBB license to be issued by the FCC, which could be deployed, operated and maintained, in accordance with applicable service rules, either solely by the applicant licensee, or with the assistance and/or participation of third parties; and (iii) the coverage territory for such a PEBB license would correspond (a) in urbanized areas (defined to be the top 306 Cellular Market Areas, or “CMAs”), to a metropolitan statistical area (“MSA”) and (b) in non-urbanized areas (the remaining CMAs) to individual counties, which we believe, in each case, represent geographic areas that will more closely match up with the service territories of most utilities and the areas of business focus for other private enterprises.  In addition, our most recent responsive filing proposes shifting the contemplated 3 X 3 MHz broadband allocation 400 kHz down to a new location in the 900 MHz band, a change that has addressed the concern regarding potential interference previously expressed by  incumbents in the narrowband PCS spectrum immediately above the top end of our portion of the 900 MHz band.  It also will allow for greater separation between any co-located frequencies in narrowband systems.

We have responded to all outstanding requests for information from the FCC, and we are currently awaiting FCC action.  Based on our discussions with the staff of the FCC, we believe that the proceeding is under active consideration.  The FCC’s next step could be the issuance of a Notice of Proposed Rulemaking based on the NOI and the record developed in response to it, a request for additional information, a decision to close the proceeding without further action, or some other action, and the timing of any such next step also remains uncertain.  Moreover, certain of the matters proposed in our most recent responsive filing are contingent on other developments, such as formalizing our tentative agreement with the Association of American Railroads to exchange their frequencies, some of which are located immediately below the lower end of the originally proposed 900 MHz broadband allocation, for our frequencies further down in the 900 MHz band, to accommodate the proposed 400 kHz shift of that allocation.  In addition, all aspects of potential changes in the configuration and/or use of frequencies in the 900 MHz band remain subject to necessary FCC approvals.

We continue to believe in the merits of our broadband approach, and that it would be in the public interest for the FCC to realign the 900 MHz band to enable broadband and other advanced technologies and services.  Nevertheless, obtaining a favorable result from the FCC may take a significant amount of time and resources. Moreover, there is no assurance that following the conclusion of the NOI process, the FCC will ultimately propose and adopt rules that will allow utilization of our licensed 900 MHz spectrum to offer broadband and other advanced technologies and services.

The full text of the NOI, further comments and related correspondence are available on the FCC’s public website at https://www.fcc.gov/document/900-mhz-notice-inquiry, and our filed comments and responses, as well as those of others submitting comments and/or responses in the NOI proceeding, also are available on the FCC’s public website.

 Meetings with Incumbents. To prepare for the filings we have submitted with the FCC and to build support for a 900 MHz broadband realignment, we have met, and intend to continue to meet, with a number of incumbent licensees, critical infrastructure businesses and other interested parties in the 900 MHz band. We have provided business proposals to several incumbents to assist with their communication needs. The goals of these discussions have been: (i) building consensus for the proposed reconfiguration of the 900 MHz band to support broadband and other advanced technologies and services; (ii) resolving any technology or other concerns raised by incumbent licensees; (iii) educating critical infrastructure businesses on how broadband capabilities could enhance their operations and initiatives (for example, supporting grid modernization requirements or monitoring and/or controlling their own system or network elements via machine-to-machine type services); (iv) gaining a better understanding of the size of the operational incumbent base and the nature of the systems they are currently operating; (v) to refine and modify aspects of our proposal to seek to minimize potential concerns and problems expressed by certain incumbents; (vi) to gain additional support for that proposal (as so refined and modified); (vii) to accelerate the availability of a sub-1 GHz broadband spectrum allocation for use in a private network context designed to meet the specialized requirements of utilities, other critical infrastructure industry members and private enterprise users; and (viii) evaluating and  proposing voluntary license relocation opportunities to certain incumbent licensees. With certain incumbent licensees, we are continuing to attempt to build consensus and to resolve any concerns they have expressed regarding our broadband initiatives; with others, we are soliciting their support and cooperation to structure and implement mutually beneficial relocations; and with select critical infrastructure enterprises, we are jointly investigating how the future broadband capabilities that we envision could be employed to meet their anticipated needs and future operating plans.

A number of critical infrastructure and enterprise companies have put on the record their needs and unique requirements for networks and services utilizing broadband and other next generation technologies. We anticipate that the NOI proceeding will continue to afford other companies with the opportunity to put similar use case requirements on the record.  Additionally, on May 24, 2018, Sensus USA, Inc. filed a comment with the FCC in the NOI proceeding expressing its support for the responsive filing that we and the EWA submitted on May 1, 2018.  Previously, Sensus had been one of our most vocal and persistent opponents.

Technology Evaluation.  Our engineering team has also evaluated the technical requirements for both current narrowband and wideband solutions, as well as future broadband technologies in the 900 MHz band.  Based on these evaluations, we believe a broadband network can be deployed utilizing the 900 MHz band with technologies that are commercially available.

Acquiring Spectrum Assets.  In addition, we have completed a limited number of spectrum acquisitions to support our realignment efforts and the utilization of our spectrum assets to enable future broadband networks.  We have prioritized, and intend to continue to prioritize, our acquisitions of spectrum licenses, including Specialized Mobile Radio (“SMR”) blocks and site-specific licenses, in major metropolitan areas that we believe will ease the process of realigning a portion of the 900 MHz spectrum from narrowband to broadband, assuming the FCC approves our broadband initiatives. To date, we have pursued these acquisitions opportunistically and selectively to avoid unduly increasing the cost of the spectrum licenses we acquire.

Our Spectrum Assets

We are the largest holder of FCC licenses in the Part 90 900 MHz band, with a nationwide footprint in the contiguous United States, plus Hawaii, Alaska and Puerto Rico.  We acquired our 900 MHz spectrum and certain related equipment from Sprint in September 2014 for $100 million, which we paid in the form of $90 million in cash and $10 million in shares of our common stock.  We estimate that we acquired our 900 MHz spectrum for approximately $0.06 per MHz for each person (“MHz/Pop”) in our licensed market areas and we continue to invest in spectrum that we expect to increase in value.

The FCC has allocated approximately 10 MHz of spectrum in our portion of the Part 90 900 MHz band, sub-divided into 40, 10-channel blocks of contiguous channels alternating between blocks designated for operation of SMR commercial systems and blocks designated for B/ILT users, with FCC rules also enabling B/ILT licenses to be converted to SMR use.  Subsequently, the FCC conducted overlay auctions on the SMR designated blocks that awarded geographic based licenses on a Major Trading Area (“MTA”) basis while affording operational protection to incumbent, site-based licensees in those areas. The 20 blocks of B/ILT channels have not been auctioned and all licenses in those blocks remain site-based.

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

Our TeamConnect Business

In Fiscal 2016, we began offering our commercial PTT service, which we market as TeamConnect, in seven major metropolitan areas throughout the United States, including Atlanta, Baltimore/Washington, Chicago, Dallas, Houston, New York and Philadelphia.  We developed TeamConnect to address the needs of enterprises that value a tailored PTT solution addressing the management of their mobile workforce. TeamConnect includes features that allow communications between PTT radios on our MOTOTRBO networks and smartphones or tablets operating on any cellular carrier network, and that permit, through our TeamConnect Hub functionality, any computer connected to the internet to use its browser as a dispatch control center.  The operation of our TeamConnect business is separate from, and not contingent on, the initiatives we are pursuing at the FCC or our other spectrum-related activities.

Our TeamConnect Service.  Our TeamConnect service combines pdvConnect, our proprietary suite of mobile communication and workforce management applications, with state-of-the-art digital network architecture and mobile devices supplied by Motorola Solutions, Inc. and its subsidiaries (“Motorola”). pdvConnect is an efficient mobile communication and workforce management solution that enables businesses to locate and communicate with their field workers and improve the documentation of work events and job status.  TeamConnect gives customers the ability to instantly set up PTT communications within their calling area with just the touch of a “button.”  It delivers real-time information from mobile workers to dispatch operators.  TeamConnect allows customers to deliver voice messages to any computer (via the internet), any email address or to any phone in the U.S., as well as to communicate in real time with TeamConnect enabled smartphones on any cellular carrier network.

Because our mobile workforce applications are cloud-based, there is no requirement for our customers to download software to their two-way radios before beginning to use TeamConnect.  We offer customers our TeamConnect service at a monthly price that we believe is competitive with the monthly price that they would pay for comparable services.

Sales and Marketing.    We primarily offer our TeamConnect service to customers indirectly through third-party sales representatives who are primarily from Motorola’s nationwide dealer network and select other third-party wireless dealers.  We historically supported our indirect sales representatives by providing them with training, sales, marketing and advertising support from our internal sales and marketing team.  We also historically supported our indirect sales representatives by placing a dealer manager in each market in which we operate.  We selected this approach of utilizing existing wireless dealers, to serve as our indirect sales representatives, based on our belief that it would enable us to develop a presence in our markets and help to reduce the costs of maintaining a nationwide sales and distribution network.  We normally enter into contracts directly with end users of our TeamConnect communications solutions, including those introduced to us through our indirect dealer network.

We market our cloud-based mobile workforce applications package, pdvConnect, primarily through two Tier 1 carriers in the United States. We previously also marketed pdvConnect through an international Tier 1 carrier in Mexico until our agreement with this carrier ended during the second quarter of Fiscal 2016. We have entered into standard reseller, co-marketing and license agreements with these third-party Tier 1 carriers. Our Tier 1 carrier partners market pdvConnect as an available application to complement their wireless service offerings. Generally, pdvConnect has been offered at a monthly price of up to $19.99 per user. For the year ended March 31, 2018, our operating revenues were derived entirely from domestic sales. Revenues from the two domestic carriers accounted for 39% and 4%, respectively, of our total operating revenues for Fiscal 2018.

To date, sales of our TeamConnect service have been significantly slower to ramp-up than our initial expectations for a number of reasons, including but not limited to, the performance of our indirect third-party sales representatives, longer initial sales cycles, high device costs, improvements in competitive PTT solutions and coverage gaps in certain markets due to delays in our deployment of planned sites.

Recent Developments.  On June 1, 2018, our Board of Directors approved an initial plan to restructure our business aimed at reducing the future operating costs of our TeamConnect and pdvConnect businesses and better aligning and focusing our business priorities on our spectrum initiatives, including increasing the efficiency and capacity of our spectrum to enable the future deployment of broadband and other advanced technologies and services.  As part of the restructuring plan, we eliminated approximately 20 positions, or 20% of our workforce, primarily from our TeamConnect and pdvConnect businesses.  In addition, we recently received information from one of our Tier 1 carrier partners that the largest customer of our pdvConnect service planned to discontinue its use of that service during Fiscal 2019.  The revenues we generated from this customer were $2.4 million, $1.8 million, and $1.4 million for the years ended March 31, 2018, 2017, and 2016, respectively, which represented 37%, 37% and 38% of our total operating revenues for those same fiscal years, respectively.

Our Board of Directors and management team have commenced a comprehensive review and assessment of our existing TeamConnect business in our initial seven markets, its prospects both as a stand-alone business and as a complementary business to potential future 900 MHz broadband network deployments in those markets and whether it continues to be in the best interests of pdvWireless and its stockholders to actively pursue these business opportunities, especially in light of the Company’s focus on its spectrum initiatives and its recent progress with obtaining support from incumbents who had previously opposed the Company’s position. During this evaluation process, we will continue to operate our TeamConnect service in our seven existing markets and will continue to offer our pdvConnect service through our two Tier 1 carrier partners in the United States.

Our Competition

The market for network and mobile communication solutions for enterprises has been and will continue to be characterized by intense competition on the basis of price, performance, technology advances and the features, functionality, quality and reliability of the offered services and products.  With respect to our TeamConnect business, we compete with the wireless Tier 1 carriers.  Most of these competitors offer some form of PTT service, along with a selection of mobile resource management solutions.  In addition to the Tier 1 carriers, our TeamConnect business also competes with local SMR and other dispatch service providers who offer PTT services to our targeted dispatch-centric business market verticals.  With respect to our broadband and other spectrum initiatives, we compete with the Tier 1 carriers, local SMR operators and other public and private companies that are in the business of acquiring and developing spectrum assets.  In addition, our broadband initiatives are opposed by certain incumbents and other third parties with conflicting business interests.  Many of the third parties who offer communication solutions for critical infrastructure and other enterprise companies or with whom we compete for spectrum opportunities have more resources, longer operating histories, larger sales and marketing teams and greater political and regulatory influence than we do.

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

Motorola cannot enter contracts with end-users after December 31, 2020 involving new leases of spectrum from us without our consent and the payment of an additional fee. The initial lease period for any end-user cannot last more than seven years, and the lease can only be renewed for up to three years for an aggregate lease period of up to 10 years.  In addition, we agreed to purchase equipment manufactured by Motorola for any future 900 MHz broadband network we deploy, provided that Motorola makes reasonable efforts to ensure the equipment meets our required sourcing criteria.

Our Intellectual Property

To establish and protect our proprietary technologies and service offerings, we rely on a combination of patent, copyright, trademark and trade-secret laws, as well as confidentiality provisions in our contracts. We have implemented a patent strategy designed to protect our pdvConnect and TeamConnect technologies and facilitate the commercialization of our service offerings. Currently, our patent portfolio is comprised of seven issued U.S. patents, two issued European patents and two issued Canadian patents, all of which have been assigned to and are owned by us. In addition, we have several trademarks and service marks to protect our corporate name, services offerings, goodwill and brand. There are currently no claims or litigation regarding these trademarks, patents, copyrights, or service marks. We also rely on trade-secret protection of our intellectual property. We enter into confidentiality agreements with third parties, employees and consultants when appropriate.

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

The Communications Act of 1934, as amended, and FCC rules and regulations require us to obtain the FCC’s prior approval before assigning or transferring control of wireless licenses, with limited exceptions.  The FCC’s rules and regulations also govern spectrum lease arrangements for a range of wireless radio service licenses, including the licenses we hold. These same requirements apply to any licenses or leases we may wish to enter into, transfer or acquire as part of our broadband initiatives.  The FCC may prohibit or impose conditions on any proposed acquisitions, sales or other transfers of control of licenses or leases. The FCC engages in a case-by-case review of transactions that involve the consolidation or sale of spectrum licenses or leases and may apply a spectrum “screen” in examining such transactions. Because an FCC license is necessary to lawfully provide the wireless services we currently offer and plan to offer or to enable, if the FCC were to disapprove any such request to acquire, assign or otherwise transfer a license or lease, our business plans would be adversely affected. Approval from the Federal Trade Commission and the Department of Justice, as well as state or local regulatory authorities, also may be required if we sell or acquire spectrum.

900 MHz Band Spectrum Reconfiguration. FCC approval will be required to allow repurposing of 900 MHz spectrum from narrowband to broadband and to allow the realignment of the 900 MHz spectrum so that it is capable of supporting the LTE technology consistent with our long-range broadband initiatives. A decision by the FCC declining to permit the needed spectrum repurposing and subsequent realignment activities could have a significant adverse effect on the value of our spectrum and on our future plans for the utilization of that spectrum to enable broadband and other advanced technologies and services.

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

Tower Siting. Although we currently lease tower space from third parties in connection with deploying and operating our PTT network, if, in the future, we chose to deploy broadband facilities on tower facilities that we build or operate, we will be required to comply with various federal, state and local regulations that govern the siting, lighting and construction of transmitter towers and antennas, including requirements imposed by the FCC and the Federal Aviation Administration (“FAA”). Federal rules subject certain tower site locations to extensive zoning, environmental and historic preservation requirements and mandate consultation with various parties, including State and Tribal Historic Preservation Offices, which can make it more difficult and expensive to deploy facilities. The FCC antenna structure registration process also imposes public notice requirements when plans are made for construction of, or modification to, antenna structures that require FAA approval, potentially adding to the delays and burdens associated with tower siting, including potential challenges from special interest groups. To the extent governmental agencies continue to impose additional requirements like this on the tower siting process, the time and cost to construct towers could be negatively impacted. The FCC has, however, imposed a tower siting “shot clock” that requires local authorities to address tower applications within a specific timeframe, which can assist carriers in more rapid deployment of towers.  More recently, the FCC also has initiated proceedings in which it is examining means to accelerate broadband deployment by removing barriers to infrastructure investment.

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

Our Employees

As of March 31, 2018, we had 98 full-time employees. None of our employees are covered by a collective bargaining agreement.  We believe that our relationship with our employees is positive.

As discussed above, on June 1, 2018, our Board approved an initial plan to restructure our TeamConnect and pdvConnect, businesses.  As part of the restructuring plan, we eliminated approximately 20 positions, or 20% of our workforce. Affected employees are eligible to receive severance payments based on their level within the organization and years of service, contingent upon an affected employee’s execution (and non-revocation) of a separation agreement, which includes a general release of claims against the Company.

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

Risks Related to Our Spectrum Initiatives and the Use of Our Spectrum

Our initiatives aimed at increasing the usability and capacity of our spectrum may not be successful on a timely basis or at all and may continue to require significant time and attention from our senior management team and our expenditure of significant resources.

Our spectrum is our most valuable asset.  While our current spectrum holdings can support our TeamConnect business and the deployment of other narrowband and wideband wireless services, many of the future business opportunities that we have identified will require higher bandwidth than we possess, given the current configuration of our spectrum.  As our first priority, we have initiated and are currently pursuing a regulatory process at the Federal Communications Commission (“FCC”) aimed at modernizing and realigning our spectrum band to increase its usability and capacity, including to enable the future deployment of broadband and other advanced technologies and services.  In November 2014, we and the Enterprise Wireless Alliance (“EWA”) submitted a Joint Petition for Rulemaking to the FCC to propose the realignment of a portion of the 900 MHz band from narrowband to broadband.  In May 2015, we and the EWA filed proposed rules with the FCC related to the Joint Petition.  Comments on the proposed rules were filed in June 2015 and reply comments in July 2015.

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

We and EWA filed a joint response to the FCC’s NOI on October 2, 2017 and reply comments on November 1, 2017.  On May 1, 2018, we and the EWA augmented elements of our initial joint response based on our discussions and interactions with incumbents and other interested parties to the NOI proceeding.   This filing was intended to address and resolve issues and concerns expressed by other incumbents in and adjacent to our portion of the 900 MHz band. Our most recent responsive filing also proposes a means to increase the alternatives through which a new 3 X 3 900 MHz broadband spectrum allocation could be put to use by utilities and other members of the critical infrastructure industry, as well as by other enterprises.  We believe these alternatives add elements of flexibility and, ideally, could shorten the time required to introduce important broadband communication capabilities to these market segments.

Specifically, our most recent responsive filing proposes that: (i) during the first year after FCC adoption of the relevant licensing rules, utilities and other Business/Industrial/Land Transportation (“B/ILT”) applicants would have the exclusive opportunity to secure Private Enterprise Broadband (“PEBB”) licenses, and could utilize the traditional frequency coordination process to do so, based on acquiring control of the requisite 240 discrete 900 MHz channels (the number of channels equivalent to a 3 X 3 MHz broadband allocation) through combining any of their own licensed channels with any they might purchase or lease from third party licensees and those they might be assigned from available FCC channel inventory; (ii) successful applicants then could obtain frequency coordinator approval to exchange such channels for a 3 X 3 MHz PEBB license to be issued by the FCC, which could be deployed, operated and maintained, in accordance with applicable service rules, either solely by the applicant licensee, or with the assistance and/or participation of third parties and (iii) the coverage territory for such a PEBB license would correspond (a) in urbanized areas (defined to be the top 306 Cellular Market Areas, or “CMAs”), to a metropolitan statistical area (“MSA”) and (b) in non-urbanized areas (the remaining CMAs) to individual existing counties, which we believe, in each case, represent geographic areas that will more closely match up with the service territories of most utilities and the areas of business focus for other private enterprises.  In addition, our most recent responsive filing proposes shifting the contemplated 3 X 3 MHz broadband allocation 400 kHz down to a new location in the 900 MHz band, that we believe should effectively relieve any concern regarding potential interference with incumbents in the narrowband PCS spectrum immediately above the top end of our portion of the 900 MHz band, as well as allowing for greater separation between any co-located frequencies in narrowband systems that remain operational in our portion of the 900 MHz band.

We have responded to all outstanding requests for information from the FCC, and we are currently awaiting FCC action.  Based on our discussions with the staff of the FCC, we believe that the proceeding currently remains under active consideration.  The FCC’s next step could be issuance of a Notice of Proposed Rulemaking based on the NOI and the record developed in response to it, a request for additional information, a decision to close the proceeding without further action, or some other action, and the timing of any such next step also remains uncertain.  Moreover, certain of the matters proposed in our most recent joint response are contingent on other developments, such as formalizing our tentative agreement with the Association of American Railroads to move from their frequencies, which currently are located immediately below the lower end of our originally proposed 900 MHz broadband allocation, to a location further down in the 900 MHz band, to accommodate the proposed 400 kHz shift of that allocation.  There is no assurance that we will reach an agreement with the Association of American Railroads.  Further, all aspects of potential changes in the configuration and/or use of frequencies in the 900 MHz band remain subject to necessary FCC approvals.

We continue to believe in the merits of our broadband approach, and that it would be in the public interest for the FCC to realign the 900 MHz band to enable broadband and other advanced technologies and services.  Nevertheless, obtaining a favorable result from the FCC may take a significant amount of time and resources. Moreover, there is no assurance that following the conclusion of the NOI process, the FCC will ultimately propose and adopt rules that will allow utilization of our licensed 900 MHz spectrum to offer broadband and other advanced technologies and services.

We may not be successful in identifying, developing or commercializing network and mobile communication solutions utilizing our current and future spectrum and commercially available technologies.

We have in the past identified and evaluated, and continue to identify and evaluate, potential revenue generating activities leveraging our current licensed spectrum and readily available technologies and, if we are successful with our FCC efforts, through the deployment of broadband and other advanced wireless service offerings.  Based on our market research, we have identified critical infrastructure and private enterprises as the initial targeted customers for any future private carrier networks that our licensed 900 MHz spectrum holdings may enable.  In addition to the critical infrastructure industry, we have identified a number of potential business opportunities to develop next generation network and mobile communication solutions for other enterprise companies, including wideband wireless services and services for machine to machine and the internet of things applications.  We intend to selectively pursue those opportunities that will allow us to leverage our nationwide spectrum position and to maximize the value of our spectrum assets and future business opportunities.  There is no assurance, however, that we will be successful in our pursuit of any spectrum opportunities that we may identify and elect to pursue.  For example, even if the FCC proceedings relating to our 900 MHz broadband spectrum proposal result in regulatory actions consistent with our objectives to enable broadband services targeted to utilities and other private enterprises, our future prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations and pursuing opportunities in highly competitive and rapidly developing markets.  Specifically, there is considerable uncertainty as to whether we can generate sufficient revenues to develop a profitable business from either (i) facilitating the awards of broadband licenses to utilities or other private enterprises by selling or leasing our licensed 900 MHz spectrum to them or (ii) becoming a broadband licensee ourselves and constructing and/or operating, alone or with others, private broadband networks to serve the needs of utilities and other private enterprises.  Further, there is no assurance that we will be able to utilize existing broadband and other advanced technologies with our spectrum without requiring modifications to user or end point devices or engaging in product and/or service development efforts, any of which could result in deployment delays, require us to invest in technology or other development activities or otherwise adversely limit the features and reliability of the future products or services, and the financial results of any future opportunities, we elect to pursue. In addition, any future network and mobile communication solutions we pursue may require us to raise significant additional capital, or to license, sell or lease our spectrum to private enterprises (including those in critical infrastructure industries) or to materially change our business plans and operations.

Many of the third parties who have objected to our spectrum initiatives or with whom we are competing against for spectrum opportunities have more resources, and greater political and regulatory influence, than we do.

Our spectrum initiatives are subject to competition from the Tier 1 carriers, local specialized mobile radio, (“SMR”) operators and other public and private companies that are in the business of acquiring and developing spectrum assets.  In addition, our FCC proceeding and spectrum initiatives have been and may continue to be opposed by certain incumbents and other third parties with conflicting or competing business interests.  Many of the third parties who are not supportive of our broadband initiatives or with whom we compete against for spectrum opportunities may have more resources and greater political and regulatory influence than we do, which could prevent, delay or increase the cost of our spectrum initiatives.  Further, we may be required to make concessions, contractual commitments or limit the use of our spectrum and/or future business opportunities to address the concerns expressed by opposing incumbents.  These concessions and limitations could have a material adverse effect on our operations and business plan, our future prospects and opportunities and on our ability to develop a profitable business.

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

Further, the FCC and Congress may make additional spectrum available for communications services, which may result in the introduction of additional competitive entrants to the already crowded wireless communications marketplace in which we compete.  For example, the federal government recently created and funded the First Responder Network Authority (“FirstNet”), which the federal government authorized to help accomplish, fund and oversee the deployment of a dedicated Nationwide Public Safety Broadband Network (“NPSBN”).  Such an NPSBN may provide an additional source of competition to utilizing our 900 MHz spectrum to support broadband services if the FCC elects to realign a portion the 900 MHz band from narrowband to broadband.  Please see the risk factor “Our initiatives aimed at increasing the usability and capacity of our spectrum may not be successful on a timely basis or at all, and may continue to require significant time and attention from our senior management team and our expenditure of significant resources”  above regarding the impact government regulations and actions may have on our request to realign a portion of the 900 MHz band from narrowband to broadband.

The value of our spectrum may fluctuate significantly based on supply and demand, as well as technical and regulatory changes.

The FCC spectrum licenses we hold are the Company’s most valuable asset.  The value of our spectrum, however, may fluctuate based on various factors, including, among others: the regulatory status  and outcome of the NOI; potential uses of our spectrum based on FCC rules and regulations and available technology; the market availability of spectrum; existing demand for spectrum resources; regulatory changes by the FCC to make additional spectrum available or to promote more flexible uses of existing spectrum; the fluctuation of auction prices of spectrum in neighboring bands or any unsuccessful auctions of such spectrum.  Similarly, the price of any additional spectrum we desire to purchase to support our spectrum initiatives or our future business plans and growth will also fluctuate based on similar factors.  Any decline in the value of our spectrum or increases in the costs of spectrum we decide to acquire could have an adverse effect on our market value and our business and operating results.

Spectrum is a limited resource, and we may not be able to obtain sufficient contiguous spectrum to support our spectrum initiatives or our planned business operations and future growth.

Spectrum is a limited resource that is regulated in the United States by the FCC. The 900 MHz spectrum licenses we purchased from Sprint are sufficient to allow us to operate our TeamConnect business as well as certain services for M2M and related IoT applications.  Nevertheless, we will need to acquire additional contiguous spectrum to support our broadband initiatives, and we may need to acquire additional spectrum to support our future business plans and any next generation network and mobile communication solutions we elect to enable for others or to develop and offer ourselves. Additionally, if our FCC initiatives, as recently supplemented and refined, result in the creation of mechanisms to realign a portion of the 900MHz spectrum from narrowband to broadband, we may enter into leasing or other transfer arrangements involving some or all of our licensed spectrum holdings in particular market areas to enable utilities, other critical infrastructure industry members or private enterprises to obtain a 900 MHz licensed broadband spectrum allocation for the affected market(s), and we may have no ongoing role or business opportunity in constructing or operating a private wireless network, or in providing services, using such licensed broadband spectrum. We have acquired, and may continue to acquire, additional spectrum through negotiated purchases.  We also may elect to acquire additional spectrum in government-sponsored auctions of spectrum. We cannot assure you, however, that we will be successful in acquiring the additional spectrum we may need to support our realignment efforts, our spectrum initiatives, or any future network or mobile communication solutions we elect to pursue on commercially reasonable terms, or at all. Any failure to obtain any additional spectrum we may require for our current business plans and opportunities, or the contiguous spectrum required for our future business plans and opportunities, will adversely impact our revenues and our future growth potential and may adversely impact our ability to realign our 900 MHz spectrum and pursue our spectrum initiatives.

Risks Related to Our Business

We have a limited history with respect to the implementation of our TeamConnect business and with the spectrum realignment efforts we are pursuing with the FCC, which makes it difficult to evaluate our prospects and future financial results, and our business activities, strategic approaches and plans may not be successful.

Although we were incorporated in 1997, our business model and strategy changed significantly following our acquisition of 900 MHz spectrum licenses in September 2014.  Following this acquisition, we developed and deployed our TeamConnect service in seven major metropolitan markets in the United States.  We also commenced an FCC rulemaking process aimed at increasing the usability and capacity of our spectrum assets. As a result, the ability to forecast our future operating results is limited and subject to a number of risks and uncertainties, including our ability to accurately forecast and estimate our future revenue growth and the expenses and time required to pursue our spectrum initiatives and business opportunities. We have encountered, and expect to continue to encounter, risks and uncertainties frequently experienced by new businesses in highly competitive, technical and rapidly changing markets. If our assumptions regarding these risks and uncertainties are incorrect or change in reaction to changes in our markets, in our FCC regulatory processes, in our business plans or opportunities, in PTT or other communications technologies, in economic conditions, or if we do not manage or address these risks and uncertainties successfully, our results of operations could differ materially and adversely from our expectations.

As a new and unproven business, any future success will depend, in large part, on our ability to, among other things:

•

achieve a successful outcome in the current NOI proceedings, resulting in a realignment of our spectrum band to increase its usability and capacity, including for the future deployment of broadband technologies and services;

•	successfully identify, develop and commercialize network and mobile communication solutions utilizing our current and future spectrum assets;
•	successfully manage the operating costs of our TeamConnect and pdvConnect businesses;
•	successfully implement the initial restructuring plan and any future restructuring actions approved by our Board of Directors for our TeamConnect and pdvConnect businesses;
•

establish and maintain commercial, strategic and other key relationships with third parties that may be required to achieve our regulatory initiatives, operate our TeamConnect and pdvConnect businesses and to pursue any future broadband business opportunities subject to obtaining favorable results in our FCC initiatives;

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

We have had net losses each year since our inception and may not achieve or maintain profitability in the future.

We have incurred net losses each year since our inception, including net losses of $30.6 million, $39.2 million and $21.8 million in the fiscal years ended March 31, 2018, 2017 and 2016, respectively. We expect to continue to incur significant net losses in the future for a number of reasons, including without limitation, the anticipated loss of our largest customer of our pdvConnect business , the costs and loss of revenue resulting from the initial restructuring plan and any future restructuring actions approved by our Board of Directors for our TeamConnect and pdvConnect businesses, and the other risks and uncertainties described in this Annual Report related to the commercialization of our TeamConnect service and the pursuit of our spectrum and business initiatives.  Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in levels of revenue below our current expectations, or losses or expenses that exceed our current expectations.  If our losses or expenses exceed our expectations or our revenue growth assumptions are not met in future periods, we may never achieve or maintain profitability in the future.

 We may fail to effectively execute the initial and any future restructuring plan approved for our TeamConnect and pdvConnect businesses, which could result in total costs that are greater than expected and cause us not to achieve the expected long-term operational benefits.

In June 2018, we announced an initial plan to restructure our business aimed at reducing the future operating costs of our narrowband operations and better aligning and focusing our business priorities on our spectrum initiatives aimed at modernizing and realigning the 900 MHz band to increase its usability and capacity, including for the future deployment of broadband and other advanced technologies and services.  Our Board of Directors and management team have commenced a comprehensive review and assessment of our existing TeamConnect business in our initial seven markets, its prospects both as a stand-alone business and as a complementary business to potential future 900 MHz broadband network deployments in those markets.   Based on this assessment, our Board may authorize further workforce reductions and other cost reduction initiatives in the future.  Risks associated with these actions include unexpected costs, liabilities and delay, adverse effects on employee morale and the Company’s business operations.  We may fail to effectively execute any restructuring plans approved by our Board as a result of these risks.  Any failure to properly execute the restructuring plans approved by our Board could result in total costs that are greater than expected and cause us not to achieve the expected long-term operational benefits and adversely affect our financial condition, operating results and future operations.

We may not be able to successfully operate and/or sufficiently grow our TeamConnect business.

Our PTT networks and our TeamConnect service target a very specific niche of potential enterprise customers within the existing market for wireless communications services. The subset of the market we are targeting with our PTT networks and our TeamConnect service may not prove to be as large and has not been as easy to convert from other competitive service offerings, as we initially expected.  For example, we have experienced significantly slower customer growth than we initially anticipated in the seven markets in which we have deployed our PTT networks.  In response to our difficulties in achieving satisfactory growth in the revenue and customer base for our PTT network business, we implemented a number of sales, marketing and advertising initiatives and programs to increase sales in these markets and to supplement and provide additional support to our indirect sales network.  However, although the performance of our PTT networks and our related TeamConnect services business has shown some improvement, the improvement is still below the level and the pace that we sought.  As a result, on June 1, 2018, our Board approved an initial plan to restructure our TeamConnect and pdvConnect, businesses, which included the elimination of approximately 20 positions, or 20% of our workforce.  In addition, our Board of Directors and management team have commenced a comprehensive review and assessment of our existing TeamConnect business in our initial seven markets, its prospects both as a stand-alone business and as a complementary business to potential future 900 MHz broadband network deployments in those markets.  This review and assessment process also will include an examination of potential future alternatives for our pdvConnect service and business, and whether it continues to be in the best interests of pdvWireless and its stockholders to actively pursue these business opportunities, especially in light of the Company’s continuing shift in focus to its spectrum initiatives and its recent progress in obtaining support from incumbents who had previously opposed the Company’s position. Further, we cannot assure you that the past experience of our management team will be sufficient to enable us to develop and implement alternative approaches that might allow us to successfully operate our TeamConnect business in our existing seven markets.  As a result, we cannot assure you that we can grow our PTT business at a rate sufficient to achieve and maintain the profitability of this business or do so within an acceptable time frame.

We rely on the selling efforts of third-party sales representatives, such as Motorola’s dealer network, and these sales representatives have not met, and may continue to not meet, our expectations, which has had, and may continue to have, an adverse effect on our business and results of operations.

We primarily offer our TeamConnect services to customers indirectly through third-party sales representatives selected from Motorola’s nationwide dealer network and from other select third-party wireless dealers.  To date, sales of our TeamConnect service have been slower to ramp-up than our initial expectations for a number of reasons, including but not limited to, the performance of our indirect third-party sales representatives, longer initial sales cycles, and coverage gaps that existed in certain markets due to delays in our deployment of planned sites.  We have not been successful and may continue to be unsuccessful, in incentivizing our third-party sales representatives to promote our TeamConnect services at the levels necessary to grow our business.  Further, the efforts and programs we have implemented, including our sales training, lead generation and marketing and advertising initiatives, have not be successful in increasing sales through our third-party sales representatives.  The failure by these parties to meet our sales expectations, or to effectively promote our TeamConnect services, has had, and will continue to have, an adversely affect our business and our results of operations.

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

We may not correctly predict the amount or timing of our future revenues and our operating expenses may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include:

•	the time and resources required to pursue our spectrum initiatives, including our FCC proceedings and our contacts with incumbents to gain support for our initiatives;
•

the costs and potential liabilities related to our implementation of the initial restructuring plan and any future restructuring actions approved by our Board of Directors for our TeamConnect and pdvConnect businesses;

•	our expectations regarding revenues from our TeamConnect and our pdvConnect businesses;
•	the cost and time to identify, develop and commercialize any network and mobile communication solutions we pursue as part of our long-term business plan;
•	the expenses we incur to operate, maintain and improve our existing and any future private carrier networks we deploy;
•	the cost and time to satisfy unique customer requirements; and
•	the costs to attract and retain personnel with the skills required for effective operations.

In addition, our budgeted expense levels are based in part on our expectations that our restructuring actions will be effective in reducing our operating expenses to correspond better with the anticipated reduction in the future revenues from our TeamConnect and pdvConnect businesses, as well as on the timing of receiving regulatory approvals required to pursue our broadband spectrum initiatives.  However, we may not correctly predict the costs, amounts or timing of such future revenues or the timing or costs required to pursue our regulatory and business initiatives. We may not be able to adjust our operations in a timely manner to compensate for any shortfall in our revenues, delays in our spectrum initiatives or increases in the expenses required to implement our long-term business plan. As a result, a significant shortfall in our planned revenues, a significant delay in our spectrum initiatives or a significant increase in our planned expenses could have an immediate and material adverse effect on our business and financial condition. In such case, we may be required to issue additional equity or debt securities or enter into other commercial arrangements sooner than anticipated to secure the additional financial resources to support our future operations and the implementation of our business plans.

We may need to secure additional financing to support our long-term business plans.

We have used significant funds to pursue our spectrum initiatives, to deploy our PTT networks and to operate our TeamConnect business.  Our future capital requirements will depend on many factors, including: the time and costs required to pursue our spectrum initiatives, including our FCC proceedings; the costs to implement the initial restructuring plan and any future restructuring actions approved by our Board of Directors for our TeamConnect and pdvConnect businesses; the timing and amount of the revenues we generate from our TeamConnect and pdvConnect businesses;  the costs to identify, develop and commercialize any future network and mobile communication solutions we elect to pursue; the costs and success of our commercialization activities and initiatives; and our ability to control our operating expenses.  As a result, we cannot provide assurance that we will not require additional funding in the future to support our operations and pursue our business plans. We expect that we may be required to issue additional equity or debt securities or enter into other commercial arrangements, including relationships with corporate and other partners, to secure the additional financial resources to support our development efforts and to implement our long-term business plans. Depending upon market conditions, we may not be successful in raising sufficient additional capital on a timely basis, on favorable terms, or at all. Additionally, the issuance of additional equity securities, including securities convertible into or exercisable for our equity securities, would result in the dilution of the ownership interests of our present stockholders. If we fail to obtain sufficient additional financing, or fail or are unable to enter into relationships with others that provide additional financial resources, we may not be able to develop our network and mobile communication solutions in accordance with our long-term business plans, and we may be required to delay significantly, reduce the scope of or eliminate one or more of our business or spectrum initiatives, downsize our general and administrative infrastructure, or seek alternative measures to raise additional funds.

We rely on Motorola to design, develop and supply our PTT network equipment and mobile handsets and devices.

Motorola has developed and designed the digital technology and equipment we are utilizing for our PTT network and the mobile handsets and devices we offer to our TeamConnect customers.  In addition, we have entered into agreements with Motorola in which we have agreed to purchase our existing and future network equipment and the mobile handsets and devices we offer to our customers from Motorola, subject to certain terms and conditions.  As a result, our business is substantially dependent on market acceptance of Motorola’s products and on Motorola’s ability and willingness to deliver high-quality network equipment and mobile handsets and devices in the quantities and on the time frames we require for our existing and future business.  Our business and operations would be negatively impacted by any failure by Motorola to meet our design, development and supply requirements.  Moreover, Motorola is also a significant supplier of wireless communications equipment and devices to our competitors.  Motorola may elect to focus a greater amount of their financial and other resources on the development of enhanced features and improved functionality for the wireless networks and equipment used by our competitors or on developing alternative technologies, rather than the network, equipment and technology used by us.  Due to these factors, we might be forced to supply our customers with services, equipment or devices that are either more costly or qualitatively inferior to the services, equipment or technologies offered by our competitors or which have less market acceptance then those products offered by our competitors. As a result, our arrangements with Motorola may reduce our operational flexibility and may delay or prevent us from employing new or different technologies that perform better or are available at a lower cost or that have superior market acceptance, because of the additional economic costs and other impediments to change generally, as well as those that arise under our agreements with Motorola. In the event that Motorola or another one of our suppliers is unable to deliver the network equipment and the mobile devices and handsets required by our existing and future operations, we may not be able to deploy our existing and future networks and offer services to our customers on a timely basis and with the competitive features, functionality and costs our business requires, any of which would adversely affect our future growth and our results of operations. Alternatively, Motorola may decide to phase-out or upgrade and replace the technology we are currently utilizing in our TeamConnect business.  In this case, we could be required to deploy new technology, which also could involve modifying existing infrastructure equipment and user devices, in order to continue to grow our TeamConnect business, which could increase our deployment and operating costs more than the amount of any revenue or cost savings benefits we might realize.

The wireless communications industry is highly competitive, and in order for us to build a successful business we will need to convert customers to our TeamConnect service from the services offered by our competitors.

There are currently a number of national wireless communications services providers, including certain Tier 1 carriers and local two-way SMR radio operators, that offer two-way PTT dispatch services. We believe that a significant majority of our targeted TeamConnect customers will be existing users of the PTT services offered by our competitors and may be difficult to attract away from the services offered by our competitors.  We have always expected, and we continue to believe, that to build a successful PTT business we will need to convert customers to our TeamConnect service from the services offered by our competitors.  In order for us to compete effectively, we will need to demonstrate the superiority of our service offerings and may be required to offer competitive or discounted prices in order to convert our targeted customers from the services they are receiving from our competitors.  In addition, our targeted customers operate in different industry verticals, and as a result, we will need to tailor our sales and marketing approach to many different categories of customers. If we are unable to convert a sufficient number of customers to our TeamConnect service from the services they are receiving from our competitors, our ability to grow our TeamConnect business and our operating results will suffer.

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

Additionally, national wireless communications service providers that offer cellular phone services that do not incorporate a PTT function, or that incorporate a PTT function that we consider inferior to our own in important areas, often provide customers with free or significantly discounted or subsidized handsets as an enticement to sign up for their particular suite of services, which can include services in addition to those offered by us. In contrast, our customers typically purchase mobile handsets or devices from us or our dealers in order to utilize our TeamConnect service.  The cost of the handsets that we offer our customers, as compared to cellular handsets that do not incorporate a PTT dispatch-centric, multi-function capability similar to that which is provided in our handsets, may make it more difficult or less profitable for us to attract customers. Moreover, the cost of our handsets combined with the offering of free handsets by some wireless communications services providers may require us to adopt or expand subsidy programs that would cause us to absorb part of the cost of offering our handsets to new and existing customers. These increased costs for our targeted customers to acquire handsets for use on our PTT networks and any handset subsidy expenses we may need to absorb to offset a portion of these increased costs may reduce our growth and profitability.

If other wireless vendors or service providers improve their existing PTT dispatch services or we fail to keep pace with rapid technological changes, we may not be able to attract or retain our targeted customers.

A number of Tier 1 carriers already offer or plan to offer wireless equipment that is capable of providing PTT services or technologies that compete or could compete with our PTT service and product offerings. In addition, a number of third parties have developed mobile communication and workforce management applications that offer comparable functionality to pdvConnect, our suite of mobile resource management applications included with our TeamConnect service.  Moreover, future technological advancements have occurred and may continue to occur quickly and may render our services or technology obsolete or enable other wireless technologies to offer services or functionalities that are equal to or better than those available in our PTT offerings, including at lower prices.  In addition, competition among the differing wireless communications technologies could:

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

Moreover, the largest national wireless communications service providers by revenue, including the Tier 1 carriers, do not currently focus on PTT dispatch services as a primary component of their businesses. However, if that were to change, it would likely be difficult for us to compete effectively with such providers. These larger service providers have larger existing customer bases that they will be able to introduce PTT dispatch services to, have more money to spend on research and development that may enable them to create services and products that are qualitatively superior to ours, have the ability to conduct nationwide sales and marketing campaigns and may have the ability to operate successfully on a smaller profit per user margin due to the larger volume of customers they service. Any of these matters that reduce the potential competitive advantages of our TeamConnect business could limit our ability to attract and retain customers in our target market verticals, which would adversely affect the future growth and financial results of our TeamConnect business.

If our customers do not renew their services with us, our future growth and operating results will be harmed.

We do not require our customers to enter into long-term contracts (unlike most of our local SMR system operator competitors) for our TeamConnect service.  As a result, our business strategy depends on building and maintaining a loyal customer base.  Our ability to retain customers depends on a number of factors, including our ability to continue to offer our customers high-quality, robust and cost-effective services, the effectiveness of our customer support, the budgeted amounts that our targeted customers are prepared to devote to obtaining their mobile communications solutions and the service and product offerings of our competitors.  In addition, we may lose customers if we do not develop new solutions, features and functionality that meet their evolving needs.  Given our limited operating history in our TeamConnect business, we are unable to accurately predict our customer retention and renewal rates.  For example, we recently received information from one of our Tier 1 carrier partners that the largest customer of pdvConnect planned to discontinue its use of our pdvConnect service during Fiscal 2019.  The revenues we generated from this customer were $2.4 million, $1.8 million, and $1.4 million for the years ended March 31, 2018, 2017, and 2016, respectively, which represented 37%, 37% and 38% of our total operating revenues for those same fiscal years, respectively.  If our customers do not renew their services with us, our future growth and operating results will be harmed.

We may face pressure to reduce our per user prices for our TeamConnect service, which could adversely affect our operating results.

Our competitors may decrease prices or increase the features and functionality of their service and product offerings at an existing price, which could require us to reduce the per user price for our TeamConnect service. In addition, the introduction of new devices and technologies are allowing competitors to offer competing services and devices to our TeamConnect customers and potential customers at lower initial costs and lower on-going monthly costs. Competition in pricing and service and product offerings may also adversely impact our customer retention and churn rate. We may encounter market pressures to:

•	migrate existing customers to lower priced service offering packages;
•	restructure our service offering packages to offer more value;
•	reduce our service offering prices; or
•	respond to particular short-term, market specific situations, such as special introductory pricing or particular new product or service offerings, in a particular market.

Further, our recently announced restructuring plan and any future actions approved by our Board of Directors may put pressure on the prices we can charge for our TeamConnect service.  To the extent that we are required to offer more competitive pricing packages, our average monthly revenue per user may decrease, which could adversely affect our results of operations.  In addition, any future pricing pressure could make it increasingly difficult for us to remain competitive.

Our reputation and business may be harmed, and we may be subject to legal claims if there is loss, disclosure or misappropriation of or access to our, or our customers’, information or other breaches of our information security.

We make extensive use of online services and centralized data processing, including through third-party service providers. The secure maintenance and transmission of customer information is an important element of our operations. Our information technology and other systems, or those of our service providers, that maintain and transmit customer information, including location or personal information, may be compromised by a malicious third-party penetration of our network security, or that of a third-party service provider, or impacted by unauthorized intentional or inadvertent actions or inactions by our employees, or those of a third-party service provider. Cyber-attacks, which include the use of malware, computer viruses and other means for disruption or unauthorized access, have increased in frequency, scope and potential harm in recent years. While, to date, we have not been subject to cyber-attacks or other cyber incidents which, individually or in the aggregate, have been material to our operations or financial condition, the preventive actions we take to reduce the risk of cyber incidents and protect our information technology resources and networks may be insufficient to repel a major cyber-attack in the future. As a result, our customers’ information may be lost, disclosed, accessed, used, corrupted, destroyed or taken without the customers’ consent.

In addition, we and third-party service providers process and maintain our proprietary business information and data related to our business-to-business customers or suppliers. Our information technology and other systems, or those of service providers, that maintain and transmit this information, may also be compromised by a malicious third-party penetration of our network security or that of a third-party service provider, or impacted by unauthorized intentional or inadvertent actions or inactions by our employees or those of a third-party service provider. We also purchase equipment from third parties that could contain software defects, malware, or other means by which third parties could access our network or the information stored or transmitted on our or our suppliers’ networks or equipment. We also may face increased risks of becoming subject to cyber-attacks or other cyber incidents as we expand our business model and activities to include establishing and operating our own dedicated broadband networks. As a result, our business information, or subscriber or supplier data, may be lost, disclosed, accessed, used, corrupted, destroyed or taken without consent. Any major compromise of our data or network security, failure to prevent or mitigate the loss of our services or customer information and delays in detecting any such compromise or loss could disrupt our operations, impact our reputation and customers’ willingness to purchase our service and subject us to additional costs and liabilities, including litigation, which could produce material and adverse effects on our business and results of operations.

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

Our executive management team, with oversight from our board of directors, establishes our operational policies, spectrum initiatives and business and growth strategies. Our board of directors and executive management team may make changes to, or approve transactions that deviate from, our current policies, initiatives and strategies without a vote of, or notice to, our stockholders. For example, on June 1, 2018, our Board approved an initial plan to restructure our TeamConnect and pdvConnect businesses, which included the elimination of approximately 20 positions, or roughly 20% of our workforce.  Further, on May 1, 2018, we and the EWA augmented elements of our initial joint response in the 900 MHz NOI proceeding based on our discussions and interactions with other interested parties to the NOI proceeding. This could result in us conducting operational matters, making investments or pursuing different initiatives, business or growth strategies than those we are currently pursuing. Under any of these circumstances, we may expose ourselves to different and more significant risks and increase our expenses and financial requirements, any of which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

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

Accounting rules and interpretations for certain aspects of our operations are highly complex and involve significant assumptions and judgments.  Our reported financial statements have been and will continue to be based on our assumptions and judgments, and any changes in these assumptions or judgments could have a material impact on our results of operations and the other information contained in our financial statements.  The complexities of these assumptions and judgments could also lead to a delay in the preparation and dissemination of our financial statements or could subject our financial statements to restatement if our independent auditors, the SEC or we determine such assumptions or judgments must be changed. Furthermore, changes in accounting rules and interpretations could significantly impact our financial statements. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements. Any of these circumstances could have a material adverse effect on our reported financial condition and results of operations.

We have a concentration of risk related to the pdvConnect accounts receivable from a third-party carrier and failure to fully collect outstanding balances from this carrier may adversely affect our results of operations in the near term.

We offer pdvConnect as a mobile workforce management application directly through our sales force and indirectly through two domestic Tier 1 carriers. As of March 31, 2018, we had accounts receivable balances owed to us by one Tier 1 domestic carrier representing approximately 53% of our accounts receivable balances. This same Tier 1 domestic carrier recently informed us that the largest customer of our pdvConnect service planned to discontinue its use of that service during Fiscal 2019. We maintain an allowance for doubtful accounts based on the credit risk, historical trends, and other information, as well as for any specific instances we become aware of that may preclude us from reasonably assuring collection on outstanding balances. Determining the allowance for doubtful accounts is judgmental in nature and often involves the use of significant estimates. A determination that requires a change in our estimates for the accounts receivable from this carrier, or a failure by this carrier to pay a significant portion of its outstanding accounts receivable balances, could have a negative impact on our results of operations and financial condition in the near term as revenues generated by pdvConnect currently represent a significant portion of our revenues.

Risks Related to Our Common Stock

We have a limited trading history and there is no assurance that a robust market in our common stock will develop or be sustained.

Our common stock began trading on The NASDAQ Capital Market in February 2015.  Since our common stock began trading, we have had limited daily trading volume and we cannot assure you that a more active or liquid trading market for our common stock will develop, or will be sustained if it does develop, either of which could materially and adversely affect the market price of our common stock, our ability to raise capital in the future and the ability of stockholders to sell their shares at the volume, prices and times desired. In addition, the early stage of development of our spectrum initiatives and our lack of significant operating history relevant to our TeamConnect business makes it difficult to evaluate our business, our future prospects and the valuation of our Company, which limits the liquidity and volume of our common stock and may have a material adverse effect on the market price of our common stock.

Our common stock prices may be volatile which could cause the value of our common stock to decline.

Prior to the listing of our shares of common stock on The NASDAQ Capital Market in February 2015, there was no public market for our common stock. The market price of our common stock may be highly volatile and subject to wide fluctuations. Our financial performance, developments concerning our spectrum initiatives, tax laws, interest rates and market conditions in general could have a significant impact on the future market price of our common stock.

Some of the factors that could negatively affect or result in fluctuations in the market price of our common stock include:

•

the status of the NOI, including any actions that may preclude or delay an eventual rulemaking process, or any requirements or restrictions the FCC imposes on the future use of our spectrum in any proposed rulemaking;

•	market reaction to our spectrum initiatives and any changes in our business plans;
•

the operating and financial results and prospects of our TeamConnect and pdvConnect businesses, including those produced by the initial restructuring plan and any future restructuring actions approved by our Board of Directors;

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

Based on our review of publicly available filings as of May 25, 2018, funds affiliated with Cerberus Capital Management beneficially owned approximately 24.0% and the other holders of Company common stock who have made Form 13G filings with the SEC prior to May 25, 2018 beneficially own, in the aggregate, a total of approximately 61.0% of our outstanding shares of common stock, and together with Cerberus Capital Management, approximately 85.0% of our outstanding shares of common stock.  Specifically, based on publicly available filings as of May 25, 2018: funds affiliated with Owl Creek beneficially owned roughly 16.4% of our outstanding common stock; funds affiliated with Pacific Investment Company owned roughly 10.4% of our outstanding common stock; funds affiliated with The Vanguard Group beneficially owned roughly 8.7% of our outstanding common stock;  funds affiliated with TPG Global owned roughly 9.1% of our outstanding common stock; funds affiliated with American Financial Group beneficially owned roughly 7.5% of our outstanding common stock;  and Vanguard Funds owned roughly 5.4% of our outstanding common stock. In addition, our directors and executive officers beneficially owned approximately 5.6% of our outstanding capital stock.  Although we are not aware of any voting arrangements between these stockholders, they have the ability to determine (if acting together) or significantly influence (if acting as a group of two or more): (i) the outcome of any corporate actions submitted by our Board of Directors for approval by our stockholders and (ii) any proposals or director nominees submitted by a stockholder.  Further, they could place significant pressure on our Board of Directors to pursue corporate actions, director candidates and business opportunities or initiatives they identify.  For example, these stockholders could effectively block the proposed sale of the company recommended by our Board of Directors.  Alternatively, these stockholders could place pressure on our Board of Directors to pursue a sale of the company or its assets.  As a result of this concentration of ownership, our other stockholders may have no effective voice in our corporate actions or the operations of our business, which may adversely affect the market price of our common stock.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and may remain an emerging growth company until up to 2020. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

Our Board of Directors is authorized, without stockholder approval, to permit us to issue additional shares of common stock or to raise capital through the creation and issuance of preferred stock, other debt securities convertible into common stock or preferred stock, options, warrants and other rights, on terms and for consideration as our Board of Directors in its sole discretion may determine. For example, in May 2015, we offered and sold 1,725,000 shares of our common stock in an underwritten public offering for gross proceeds of $69 million, before deducting underwriting discounts and commissions and offering expenses.

In addition, we have filed registration statements on Form S-8 to register the total number of shares of our common stock that may be issued under our 2004 Stock Plan, 2010 Stock Plan and 2014 Stock Plan, including the equity awards issued to our executive officers and directors. Currently, there are outstanding options to purchase 2,148,319 shares of our common stock and restricted stock unit agreements for 326,951 shares of our common stock and 948,628 shares remaining available for issuance under our 2014 Stock Plan, all of which are registered for sale on currently effective Forms S-8. As of May 25, 2018, our directors and executive officers beneficially owned an aggregate of 5.6% of the equity interests in our Company, including restricted stock units and stock options. Subject to vesting and to transfer restrictions set forth in our insider trading policy, our directors and executive officers may immediately sell their shares of common stock into the public market.

Further, on November 3, 2016, we filed a shelf registration statement (the “Shelf Registration Statement”) on Form S-3 with the SEC that was declared effective by the SEC on November 16, 2016, which permits us to offer up to $100 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination, including in units from time to time. On February 6, 2018, we entered into a Controlled Equity OfferingSM Sales Agreement and a Sales Agreement (collectively, the “Sales Agreements”) with Cantor Fitzgerald & Co. and B. Riley FBR, Inc., respectively (collectively, the “Agents”), and registered the sale of up to an aggregate of $40,000,000 in shares of our common stock in at-the-market sales transactions pursuant to the Sales Agreements under the Shelf Registration Statement.  Our Sales Agreement is intended to provide us with additional flexibility to access the capital markets by selling registered shares under the Shelf Registration Statement.

Sales of substantial amounts of our common stock, including sales by our officers, directors or 5% and greater stockholders, or of preferred stock could cause the market price of our common stock to decrease significantly. We cannot predict the effect, if any, of future sales of our common stock, or the availability of our common stock for future sales, on the value of our common stock. Sales of substantial amounts of our common stock by any one or more of our large stockholders, or the perception that such sales could occur, may adversely affect the market price of our common stock.

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

As a public company with securities registered under the Securities Act of 1933, as amended (the “Securities Act”), we need to comply with certain laws, regulations and requirements, certain corporate governance provisions of The Sarbanes-Oxley Act of 2002 (“The Sarbanes-Oxley Act”), related regulations of the SEC, and the requirements of The NASDAQ Capital Market. Complying with these statutes, regulations and requirements will occupy a significant amount of time from our Board of Directors and executive management team and will significantly increase our costs and expenses going forward.

We are subject to Section 404 of The Sarbanes-Oxley Act of 2002, or Section 404, and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. We are required to file with the SEC an annual assessment by our Chief Executive Officer and Chief Financial Officer of the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year following January 26, 2020, (b) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (c) the date on which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the prior second fiscal quarter (currently September 30th), or the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We maintain four offices, Woodland Park, NJ, our corporate office, San Diego, CA, Reston, VA and West Conshohocken, PA.  The lease for our corporate headquarters at 3 Garret Mountain Plaza, Suite 401, Woodland Park, New Jersey, which was renewed in February 2017 for an additional 10 years, is for 19,276 square feet of office space.  We have the right of first offer for adjacent space, if it becomes available.  Our lease at 3377 Carmel Mountain Road, San Diego, California commenced in August 2015 for 48 months and includes 8,126 square feet. The lease contains one option to extend for an additional two years at our discretion. In October 2015, we renewed our lease at 1950 Roland Clarke Place, Suite 400, Reston, Virginia, for three years and three months.  The leased office facility includes approximately 4,952 square feet. The lease contains a renewal option for a term of two years at our discretion. Our lease at 200 Barr Harbor Drive, West Conshohocken, Pennsylvania for our sales office commenced in December 2015 and ended on June 30, 2016 with automatic renewals based on the original term of 6 months and can be cancelled by the Company providing 3 months’ notice to the landlord.

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

	Sales Price
	2018
	High	Low
Year ended March 31, 2018
Fourth Quarter	$38.75	$29.85
Third Quarter	$35.80	$28.55
Second Quarter	$31.65	$22.90
First Quarter	$25.65	$20.45

	2017
Year ended March 31, 2017	High	Low
Fourth Quarter	$27.15	$19.70
Third Quarter	$27.27	$21.90
Second Quarter	$25.59	$20.07
First Quarter	$41.19	$19.25

As of May 25, 2018, we had 188 record holders of our common stock. The number of beneficial owners of our common stock is greater than the number of record holders because a portion of our common stock is held of record through brokerage firms in “street name.”

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

The performance graph set forth below compares our cumulative total stockholder return since we commenced trading on February 3, 2015 through March 31, 2018, assuming an initial investment of $100 in our common stock, and in each of the NASDAQ Capital Market Composite Index and NASDAQ Telecommunications Index, and assumes the reinvestment of dividends. No dividends have been declared or paid on our common stock. The comparisons in the performance graph below are required by the SEC and are not intended to forecast or be indicative of possible absolute or relative future performance of our common stock, and we do not make or endorse any predictions as to future stockholder returns.

Comparative Stock Returns
pdvWireless, Inc. (PDVW)
NASDAQ Telecommunications (IXTC)
NASDAQ Capital Markets (RCMP)
$250.00
$200.00
$150.00
$100.00
$50.00
$-
2/3/2015
3/31/2015
3/31/2016
3/31/2017
3/31/2018

	2/3/2015	3/31/2015	3/31/2016	3/31/2017	3/31/2018
pdvWireless, Inc. (PDVW)	$ 100.00	$ 125.00	$ 85.85	$ 54.63	$ 74.63
NASDAQ Telecommunications (IXTC)	$ 100.00	$ 100.05	$ 96.78	$ 116.39	$ 132.10
NASDAQ Capital Markets (RCMP)	$ 100.00	$ 102.83	$ 78.52	$ 104.72	$ 106.87

Securities Authorized for Issuance Under Equity Compensation Plans

The Company awards stock options and restricted stock units to its employees meeting certain eligibility requirements under plans approved by its stockholders in 2004, 2010 and 2014, referred to as the “2004 stock option plan”, “2010 stock option plan,” and “2014 stock option plan”, respectively.

	Number of Shares to be Issued Upon Exercise of Outstanding Stock Options (1)	Weighted-Average Exercise Price of Outstanding Stock Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	2,148,319	$23.34	948,628
Equity compensation plans not approved by security holders	—	—	—

(1)	Does not include 326,951 restricted stock units.

Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any equity securities not registered under the Securities Act during the fiscal year ended March 31, 2018.

On May 18, 2015, we completed a public offering of our common stock in which we raised net proceeds of approximately $64.8 million.  We registered the shares of common stock issued in the offering on a Registration Statement on Form S-1 (File No. 333-203681), which the SEC declared effective on May 12, 2015.  Through March 31, 2018, we have used approximately $19.2 million of the net proceeds from this offering.  We did not complete any transaction in which we paid any of these proceeds, directly or indirectly, to our directors or officers, to any person owning 10% or more of any class of our equity securities, to any associate of any of the foregoing, or to any of our affiliates.  There has been no material change in the expected uses of the net proceeds from the offering as described in our Registration Statement.

Issuer Purchases of Equity Securities

We did not repurchase any equity securities during the fiscal year ended March 31, 2018.

ITEM 6.  SELECTED FINANCIAL DATA

The following sets forth our selected financial data on a historical basis. You should read the following summary of selected financial data in conjunction with our historical financial statements and the related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Annual Report. The consolidated statements of operations data for the years ended March 31, 2018, 2017 and 2016, and the consolidated balance sheet data at March 31, 2018 and 2017 are derived from our consolidated financial statements included elsewhere in this report. Our historical consolidated statement of operations data for the years ended March 31, 2015 and 2014 and our consolidated balance sheet data as of March 31, 2016 and 2015 have been derived from the historical financial statements audited by our independent auditors.  The historical results presented below are not necessarily indicative of financial results to be achieved in future periods.

Selected Consolidated Statement of Operations data:

	For the year ended March 31,
(in thousands, except share data)	2018	2017	2016	2015	2014
Operating revenues	$6,355	$4,787	$3,544	$3,172	$3,540
Loss from operations	$(31,726)	$(32,783)	$(21,930)	$(14,163)	$(886)
Net loss	$(30,628)	$(39,186)	$(21,828)	$(14,714)	$(1,212)
Net loss per common share basic and diluted	$(2.12)	$(2.72)	$(1.54)	$(1.46)	$(9.56)
Weighted-average common shares used to compute basic and diluted net loss per share	14,450,715	14,390,641	14,156,848	10,048,210	126,759

Selected Consolidated Balance Sheet data:

	As of March 31,
(in thousands)	2018	2017	2016	2015
Total assets	$220,340	$245,486	$274,049	$227,828
Note payable	—	497	992	—
Total liabilities	17,871	17,590	11,864	13,622
Stockholders' equity	$202,469	$227,896	$262,186	$214,207

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

Overview

We are a wireless communications company focused on developing and offering our spectrum assets for the deployment of next generation network and mobile communication solutions designed to meet the needs of critical infrastructure and enterprise customers.  We are the largest holder of licensed spectrum in the Part 90 900 MHz band (i.e., 896-901 MHz paired with 935-940 MHz) throughout the contiguous United States, plus Hawaii, Alaska and Puerto Rico.  On average, we hold approximately 60% of the channels in our portion of the 900 MHz band in the top 20 metropolitan market areas in the United States.  We maintain offices in Woodland Park, New Jersey, Reston, Virginia, and San Diego, California.  We also maintain a sales office in West Conshohocken, Pennsylvania.

As our first priority, we have initiated and are currently pursuing a regulatory proceeding at the Federal Communications Commission (“FCC”) aimed at modernizing and realigning the Part 90 900 MHz spectrum band to increase its usability and capacity, including for the future deployment of broadband and other advanced technologies and services.  At the same time, we are exploring and developing network and mobile communication solutions, leveraging our spectrum, to address the unmet needs of our targeted critical infrastructure and enterprise customers.  For our first offering, we have deployed push-to-talk (“PTT”) networks and offer our TeamConnectSM, which we initially branded and marketed as DispatchPlus, two-way radio service in seven major metropolitan market areas, including Atlanta, Baltimore/Washington, Chicago, Dallas, Houston, New York and Philadelphia.  TeamConnect allows our enterprise customers to increase the productivity of their field-based workers and the efficiency of their dispatch and call center operations.  We are pursuing opportunities to enable additional network and mobile communication solutions for use by critical infrastructure and enterprise customers with our existing spectrum and currently available non-broadband technologies and, if we are successful with our FCC efforts, utilizing our spectrum assets to enable broadband and other advanced wireless service offerings.

Our spectrum is our most valuable asset.  Although we can use our spectrum for our existing TeamConnect business and for other narrowband and wideband wireless services without the need to obtain any further FCC authorizations or rule modifications, many of the future business opportunities that we have identified require higher bandwidth than we possess given the current configuration of our spectrum.  As a result, we are pursuing a number of initiatives to increase the usability, efficiency and capacity of our 900 MHz spectrum.

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

On August 4, 2017, the FCC issued a Notice of Inquiry (“NOI”) that we believe signified the FCC’s interest in conducting a serious and comprehensive evaluation of the current and future rules governing the 900 MHz band.  In the NOI, the FCC announced that it had commenced a proceeding to examine whether it would be in the public interest to change the existing rules governing the 900 MHz band to enable increased access to spectrum, improved spectrum efficiency and expanded flexibility for a variety of potential uses and applications, including broadband and other advanced technologies and services.  The FCC stated that the purpose of the NOI was to gather information from interested parties to assist the FCC in its decision-making process.  The FCC requested interested parties, including us, to comment on a number of questions related to three potential options for the 900 MHz band: (i) retaining the current configuration of the 900 MHz band, but increasing operational flexibility, (ii) reconfiguring a portion or all of the 900 MHz band to support broadband and other advanced technologies and services or (iii) retaining the current 900 MHz band licensing and eligibility rules.  Because the FCC requested information on multiple options for the 900 MHz band, the NOI effectively superseded the Joint Petition and other pending proposals that involved the 900 MHz band.  However, a broadband reconfiguration option included in the NOI was consistent with our Joint Petition proposal, and all information we previously provided to the FCC to support the realignment and modernization of the 900 MHz band remained relevant.

We and EWA filed a joint response to the FCC’s NOI on October 2, 2017 and reply comments on November 1, 2017. On May 1, 2018, we and the EWA augmented elements of our initial joint response to the NOI based on our discussions and interactions with incumbents and other interested parties to the NOI proceeding.   This filing was intended to address and resolve issues and concerns expressed by incumbents in and adjacent to the portion of the 900 MHz band proposed for broadband use. Our most recent responsive filing also proposed a means to increase the alternatives through which licenses for a new 3 X 3 900 MHz broadband service could be put to use by utilities and other members of the critical infrastructure industry, as well as by other private enterprise companies.  We believe these alternatives add elements of flexibility and, ideally, could shorten the time required to introduce important broadband communication capabilities to these market segments.

Specifically, our most recent responsive filing proposes that: (i) during the first year after FCC adoption of the relevant licensing rules, utilities and other Business/Industrial/Land Transportation (“B/ILT”) applicants would have the exclusive opportunity to secure Private Enterprise Broadband (“PEBB”) licenses, and could utilize the traditional frequency coordination process to do so, based on acquiring control of the requisite 240 discrete 900 MHz channels (the number of channels equivalent to a 3 X 3 MHz broadband allocation) through combining any of their own licensed channels with any they might purchase or lease from third party licensees and those they might be assigned from available FCC channel inventory; (ii) successful applicants then could obtain frequency coordinator approval to exchange such channels for a 3 X 3 MHz PEBB license to be issued by the FCC, which could be deployed, operated and maintained, in accordance with applicable service rules, either solely by the applicant licensee, or with the assistance and/or participation of third parties and (iii) the coverage territory for such a PEBB license would correspond (a) in urbanized areas (defined to be the top 306 Cellular Market Areas; “CMAs”), to a metropolitan statistical area (“MSA”) and (b) in non-urbanized areas (the remaining CMAs) to individual counties, which we believe, in each case, represent geographic areas that will more closely match up with the service territories of most utilities and the areas of business focus for other private enterprises.  In addition, our most recent responsive filing proposes shifting the contemplated 3 X 3 MHz broadband allocation 400 kHz down to a new location in the 900 MHz band, a change that has addressed the concern regarding potential interference previously expressed by incumbents in the narrowband PCS spectrum immediately above the top end of our portion of the 900 MHz band.  It also will allow for greater separation between any co-located frequencies in narrowband systems.

We have responded to all outstanding requests for information from the FCC, and we are currently awaiting FCC action.  Based on our discussions with the staff of the FCC, we believe that the proceeding is under active consideration.  The FCC’s next step could be issuance of a Notice of Proposed Rulemaking based on the NOI and the record developed in response to it, a request for additional information, a decision to close the proceeding without further action, or some other action, and the timing of any such next step also remains uncertain.  Moreover, certain of the matters proposed in our most recent responsive filing are contingent on other developments, such as formalizing our tentative agreement with the Association of American Railroads to exchange their frequencies, some of which are located immediately below the lower end of the originally proposed 900 MHz broadband allocation, for PDV frequencies further down in the 900 MHz band, to accommodate the proposed 400 kHz shift of that allocation.  In addition, all aspects of potential changes in the configuration and/or use of frequencies in the 900 MHz band remain subject to necessary FCC approvals.

We continue to believe in the merits of our broadband approach, and that it would be in the public interest for the FCC to realign the 900 MHz band to enable broadband and other advanced technologies and services.  Nevertheless, obtaining a favorable result from the FCC may take a significant amount of time and resources. Moreover, there is no assurance that following the conclusion of the NOI process, the FCC will ultimately propose and adopt rules that will allow utilization of our licensed 900 MHz spectrum to offer broadband and other advanced technologies and services.

The full text of the NOI, further comments and related correspondences are available on the FCC’s public website at https://www.fcc.gov/document/900-mhz-notice-inquiry, and our filed comments and responses, as well as those of others submitting comments and/or responses in the NOI proceeding, also are available on the FCC’s public website.

To prepare for the filings we have submitted with the FCC and to build support for a 900 MHz broadband realignment, we have met, and intend to continue to meet, with a number of incumbent licensees, critical infrastructure businesses and other interested parties in the 900 MHz band.  We have provided business proposals to several incumbents to assist with their communication needs.  The goals of these discussions have been: (i) building consensus for the proposed reconfiguration of the 900 MHz band to support broadband and other advanced technologies and services; (ii) resolving any technology or other concerns raised by incumbent licensees; (iii) educating critical infrastructure businesses on how broadband capabilities could enhance their operations and initiatives (for example, supporting grid modernization requirements or monitoring and/or controlling their own system or network elements via machine-to-machine type services); (iv) gaining a better understanding of the size of the operational incumbent base and the nature of the systems they are currently operating; (v) to refine and modify aspects of our proposal to seek to minimize potential concerns and problems expressed by certain incumbents; (vi) to gain additional support for that proposal (as so refined and modified); (vii) to accelerate the availability of a sub-1 GHz broadband spectrum allocation for use in a private network context designed to meet the specialized requirements of utilities, other critical infrastructure industry members and private enterprise users; and (viii) evaluating and  proposing voluntary license relocation opportunities to certain incumbent licensees. With certain incumbent licensees, we are continuing to attempt to build consensus and to resolve any concerns they have expressed regarding our broadband initiatives; with others, we are soliciting their support and cooperation to structure and implement mutually beneficial relocations; and with select critical infrastructure enterprises, we are jointly investigating how the future broadband capabilities that we are pursuing could be employed to meet their anticipated needs and future operating plans. A number of critical infrastructure and enterprise companies have put on the record their needs and unique requirements for networks and services utilizing broadband and other next generation technologies. We anticipate that the NOI proceeding will continue to afford other companies with the opportunity to put similar use case requirements on the record.

In Fiscal 2016, we began offering our commercial PTT service, which we market as TeamConnect, in seven major metropolitan areas throughout the United States, including Atlanta, Baltimore/Washington, Chicago, Dallas, Houston, New York and Philadelphia.  We developed TeamConnect to address the needs of enterprises that value a tailored PTT solution addressing the management of their mobile workforce. TeamConnect includes features that allow communications between PTT radios on our MOTOTRBO networks and smartphones or tablets operating on any cellular carrier network, and that permit, through our TeamConnect Hub functionality, any computer connected to the internet to use its browser as a dispatch control center.  The operation of our TeamConnect business is separate from, and not contingent on, the initiatives we are pursuing at the FCC or our other spectrum-related activities.

Our revenues are derived substantially from our TeamConnect and pdvConnectTM offerings.  Our TeamConnect service combines pdvConnect, our proprietary suite of mobile communication and workforce management applications, with advanced digital network architecture and mobile devices supplied by Motorola Solutions, Inc. and/or its subsidiaries (“Motorola”).  Developed for dispatch-centric businesses, and historically offered to customers who utilize Tier 1 cellular networks, pdvConnect is an easy to use and efficient mobile communication and workforce management solution that enables businesses to locate and communicate with their field workers and improve the documentation of work events and job status.  Also built with the commercial dispatch customer in mind, Motorola’s digital network architecture allows us to provide highly reliable, instant and wide-area PTT communication services to our customers.

Recent Developments.

On June 1, 2018, our Board of Directors approved an initial plan to restructure our business aimed at reducing the future operating costs of our TeamConnect and pdvConnect businesses and better aligning and focusing our business priorities on our spectrum initiatives, including increasing the efficiency and capacity of our spectrum to enable the future deployment of broadband and other advanced technologies and services.  As part of the restructuring plan, we eliminated approximately 20 positions, or 20% of our workforce, primarily from our TeamConnect and pdvConnect businesses. We expect to record a restructuring charge in the first quarter of Fiscal 2019 of approximately $0.3 million, primarily related to employee severance and benefit costs.  Affected employees have received notification and are eligible to receive severance payments based on their level within the organization and years of service, contingent upon an affected employee’s execution (and non-revocation) of a separation agreement, which includes a general release of claims against the Company.   Overall, we expect that the workforce reduction will decrease operating costs by $1.6 million on an annualized basis.  The actions associated with the initial restructuring plan are anticipated to be completed by June 30, 2018.  It is anticipated that the cash payments will occur by September 30, 2018.

In addition, we recently received information from one of our Tier 1 carrier partners that the largest customer of our pdvConnect service planned to discontinue its use of that service during Fiscal 2019.  The revenues we generated from this customer were $2.4 million, $1.8 million, and $1.4 million for the years ended March 31, 2018, 2017, and 2016, respectively, which represented 37%, 37% and 38% of our total revenues for those same fiscal years, respectively.

Our Board of Directors and management team have commenced a comprehensive review and assessment of our existing TeamConnect business in our initial seven markets, its prospects both as a stand-alone business and as a complementary business to potential future 900 MHz broadband network deployments in those markets.  This review and assessment process also will include an examination of potential future alternatives for our pdvConnect service and business, including whether it continues to be in the best interests of pdvWireless and its stockholders to actively pursue these business opportunities, especially in light of the Company’s continuing shift in focus to its spectrum initiatives and its recent progress in obtaining support from incumbents who had previously opposed the Company’s position During this evaluation process, we will continue to operate our TeamConnect service in our seven existing markets, and will continuing to offer our pdvConnect service through our two Tier 1 carrier partners in the United States.

Basis of Presentation

Our financial statements for the fiscal years ended March 31, 2018 and 2017 and our financial condition and results of operations reflect the following corporate event that occurred during or prior to the periods as presented below.

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

We evaluate certain transactions for our TeamConnect service offering to determine whether they should be viewed as a Multiple Element Arrangement provided in ASC Topic 605-25.  Judgment is required to properly identify the accounting units of the multiple deliverable transactions and to determine the manner in which revenue should be allocated among the units of accounting.  Multiple deliverable arrangements are presumed to be bundled transactions, and the total consideration is measured and allocated to the separate transactions based on their relative selling price with certain limitations.  The relative selling price for each deliverable is determined using vendor-specific objective evidence (“VSOE”) of selling price or third-party evidence of such selling price if VSOE does not exist.  If neither VSOE nor third party evidence of selling price exist, the Company uses its best estimate of the selling price for the deliverable.  We determined that the rental of user devices in connection with service contracts for our TeamConnect service are multiple deliverable arrangements.

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

Property and equipment. Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the applicable lease term.  The carrying amount at the balance sheet date of long-lived assets under construction in process includes construction costs to date on capital projects that have not been completed, assets being constructed that are not ready to be placed in service, and assets that are not currently in service.  On a periodic basis costs within construction in process are reviewed and a determination is made if the assets being developed will be put into use.  If it is concluded that the asset will not be put into use, the costs will be expensed.  If the asset will be put into use, the cost are transferred to property and equipment when substantially all of the activities necessary to prepare the assets for their intended use are completed.  Depreciation commences upon completion.

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

The licenses are tested for impairment on an aggregate basis, as we will be utilizing the wireless licenses on an integrated basis as a part of  pursuing our spectrum initiatives and business opportunities. Before employing detailed impairment testing, we first evaluate the likelihood of impairment by considering relevant qualitative factors that may have a significant bearing on fair value. If we determine that it is more likely than not that the wireless licenses are impaired, we will apply a quantitative analysis including detailed testing methodologies. Otherwise, we conclude that no impairment exists. In the event a quantitative analysis is required, we consider estimates of valuation methods to perform the test of the fair values of the wireless licenses using, among other things, market based and discounted cash flow approaches.

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

Accounting for uncertainty in income taxes. We recognize the effect of tax positions only when they are more likely than not to be sustained. Our management has determined that we had no uncertain tax positions that would require financial statement recognition or disclosure. We are no longer subject to U.S. federal, state or local income tax examinations for periods prior to 2014.

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

Results of Operations

Comparison of the years ended March 31, 2018 and 2017

The following table sets forth our results of operations for the fiscal years ended March 31, 2018 and 2017 (“Fiscal 2018” and “Fiscal 2017”, respectively). The period to period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

(dollars in thousands, except share data)	For the year ended March 31,
	2018	2017
Operating revenues
Service revenue	$4,796	$3,618
Spectrum lease revenue	729	729
Other revenue	830	440
Total operating revenues	6,355	4,787
Cost of revenue
Sales and service	7,898	7,049
Gross (loss) profit	(1,543)	(2,262)
Operating expenses
General and administrative	20,864	22,553
Sales and support	6,967	5,652
Product development	2,352	2,316
Total operating expenses	30,183	30,521
Loss from operations	(31,726)	(32,783)
Interest expense	(3)	(5)
Interest income	741	128
Other (expense) income	(78)	(28)
Loss before income taxes	(31,066)	(32,688)
Income tax expense	(438)	6,498
Net loss	$(30,628)	$(39,186)
Net loss per common share basic and diluted	$(2.12)	$(2.72)
Weighted-average common shares used to compute basic and diluted net loss per share	14,450,715	14,390,641

Operating revenues. Service revenue increased by $1.2 million, or 33%, to $4.8 million for Fiscal 2018 from $3.6 million for Fiscal 2017. The increase is primarily attributable to our growing TeamConnect business.  The increase of $0.4 million in Other revenue resulted principally from higher sales and rentals of our equipment for the TeamConnect business.

Cost of revenue. Cost of revenue for Fiscal 2018 increased by $0.8 million, or 12%, to $7.9 million from $7.1 million for Fiscal 2017.  The increase is attributable to the increase in the costs to maintain our PTT networks for our TeamConnect business of $0.2 million and $0.5 million related to an increase in depreciation for sites and equipment.

Gross loss. Gross loss improved by $0.7 million to a gross loss of ($1.5 million). The primary drivers for the lower gross loss were the increase in operating revenues more than offsetting the increase in cost of revenue.

General and administrative expenses. General and administrative expenses for Fiscal 2018 decreased by $1.7 million, or 7%, from $22.6 million for Fiscal 2017. The decrease principally related to $5.4 million in costs incurred for the First Responder Network Authority (“FirstNet”) bid opportunity that occurred in Fiscal 2017.   This decrease was partially offset by increase in stock compensation costs, $0.9 million, increase in headcount and related costs, $0.9 million, and $0.8 million for increased costs of consulting services related to our spectrum initiatives.

Sales and support expenses. Sales and support expenses increased by $1.3 million, or 23%, to $7.0 million for Fiscal 2018 from $5.7 million for Fiscal 2017. The increase in expenses is due primarily to a $0.9 million increase in staff and compensation related costs, and in increase of $0.2 million for dealer commissions.

Product development expenses. Product development expenses remained flat at $2.3 million for Fiscal 2018 and 2017.

Interest income. Interest income increased by $0.6 million to $0.7 million for Fiscal 2018.  The increase resulted from an overall higher rate of return for the money market funds.

Other (Expense)/Income.  The increase in other (expense) for Fiscal 2018 related mainly to the loss on disposal for TeamConnect equipment.

Income tax expense.  A non-cash income tax benefit of $0.4 million in Fiscal 2018 resulted from a $3.1 million tax benefit due to the passage of Public Law 115-97 (“Tax Cuts and Jobs Act”) on December 22, 2017, which caused the statutory federal corporate tax rate to be reduced from a maximum of 35% to 21% for years beginning after December 31, 2017.  The tax benefit was offset by a non-cash charge of $2.7 million to maintain the valuation allowance against our deferred tax assets.  In Fiscal 2017, we recorded a non-cash charge of $6.5 million to adjust the valuation allowance against substantially all of our deferred tax assets.

Comparison of the years ended March 31, 2017 and 2016

The following table sets forth our results of operations for Fiscal 2017 and the fiscal year ended March 31, 2016 (“Fiscal 2016”). The period to period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

(dollars in thousands, except share data)	For the year ended March 31,
	2017	2016
Operating revenues
Service revenue	$3,618	$2,625
Spectrum lease revenue	729	729
Other revenue	440	190
Total operating revenues	4,787	3,544
Cost of revenue
Service	7,049	3,469
Gross profit	(2,262)	75
Operating expenses
General and administrative	22,553	16,726
Sales and support	5,652	3,956
Product development	2,316	1,323
Total operating expenses	30,521	22,005
Loss from operations	(32,783)	(21,930)
Interest expense	(5)	(3)
Interest income	128	104
Other (expense) income	(28)	1
Loss before income taxes	(32,688)	(21,828)
Income tax expense	6,498	—
Net loss	$(39,186)	$(21,828)
Net loss per common share basic and diluted	$(2.72)	$(1.54)

Operating revenues. Service revenue increased by $1.0 million, or 38%, to $3.6 million for Fiscal 2017 from $2.6 million for Fiscal 2016. The increase is primarily attributable to our growing TeamConnect business.  The increase of $0.2 million in Other revenue resulted from higher sales and rentals of our equipment for the TeamConnect business.

Cost of revenue. Cost of revenue for Fiscal 2017 increased by $3.5 million, or 103%, to $7.0 million from $3.5 million for Fiscal 2016.  The increase is attributable to the increase in costs to maintain our launched PTT networks for our TeamConnect business of $2.8 million, costs associated with sites that are no longer under construction of $0.5 million, along with the increase in  costs of equipment sold of $0.2 million.

Gross (loss) profit. Gross profit decreased by $2.3 million to a gross (loss) of ($2.2 million). The primary drivers for the decline were the costs incurred to support our TeamConnect business.

General and administrative expenses. General and administrative expenses for Fiscal 2017 increased by $5.8 million, or 35%, from $16.7 million for Fiscal 2016. The increase in general and administrative expenses for the year is primarily driven by $4.9 million increase in costs for consulting and other services related to our spectrum initiatives, principally the FirstNet bid opportunity.  In addition, there was an increase of $1.1 million related to headcount and related costs.

Sales and support expenses. Sales and support expenses increased by $1.7 million, or 43%, to $5.7 million for Fiscal 2017 from $4.0 million for Fiscal 2016. The increase in expenses is due primarily to a $0.7 million increase in staff and headcount related costs, $0.5 million increase for dealer commissions, and $0.3 million in increased costs for marketing initiatives.

Product development expenses. Product development expenses increased by $1.0 million, or 75%, to $2.3 million for Fiscal 2017 from $1.3 million for Fiscal 2016. This increase in expense was due primarily to a $0.7 million increase in headcount related costs, along with $0.3 million increase in costs for professional services related to our strategic initiatives.

Interest expense. Interest expense for Fiscal 2017 remained relatively unchanged.

Other (Expense)/Income.  The increase in other (expense) for Fiscal 2017 related mainly to the loss on disposal for TeamConnect equipment.

Income tax expense.  In Fiscal 2017, we recorded a noncash charge of $6.5 million primarily as a result of an adjustment to the valuation allowance against all of our deferred tax assets.

Liquidity and Capital Resources

At March 31, 2018, we had cash and cash equivalents of $98.3 million.

Our accounts receivable are heavily concentrated in one of our Tier 1 domestic carrier partners. As of March 31, 2018, our accounts receivable balance was approximately $935,000, of which approximately $494,000, or 53%, was due from a Tier 1 domestic carrier.

Net cash (used) provided by operating activities. Net cash used by operating activities was approximately $22.0 million in Fiscal 2018, $26.5 million in Fiscal 2017 and $19.8 million in Fiscal 2016.  The majority of net cash used by operating activities in Fiscal 2018 resulted from the net loss of $30.6 million.  This was partially offset by stock compensation expense of $5.6 million, depreciation and amortization of $2.8 million, as well as an increase in accounts payable and accrued expenses of $0.9 million. The majority of net cash used by operating activities in Fiscal 2017 resulted from the net loss of $39.2 million.  This was partially offset by stock compensation expense of $4.7 million, deferred income taxes of $6.5 million, and depreciation and amortization of $2.2 million.  The majority of net cash provided in Fiscal 2016 resulted from the net loss of $21.8 million and a decrease in accounts payable and accrued expenses of $2.6 million.  These changes were partially offset by stock compensation expense of $5.0 million.

Net cash used by investing activities. Net cash used by investing activities was approximately $2.9 million, $2.4 million and $11.2 million for Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively. For the year ended March 31, 2018, the net cash used by investing activities principally resulted from $1.0 million for the buildout of our PTT networks for our TeamConnect business and $1.9 million for spectrum acquisitions.  For the year ended March 31, 2017, the net cash used by investing activities principally resulted from $1.6 million for the buildout of our PTT networks for our TeamConnect business and $0.8 million for spectrum acquisitions.  The majority of net cash used in investing activities during Fiscal 2016 resulted from $9.1 million for the buildout of our PTT networks for our TeamConnect business and $2.1 million for spectrum acquisitions.

Net cash (used) provided from financing activities. Net cash used by financing activities was $0.9 million in Fiscal 2018 and $0.5 million for Fiscal 2017.  Net cash from financing activities was $64.5 million for Fiscal 2016.  For Fiscal 2018, the net cash used by financing activities primarily resulted from the taxes withheld and paid for employee stock awards of $0.7 million and the installment payment for our note payable of $0.5 million. For Fiscal 2017, the net cash used by financing activities primarily resulted from the repayment of our note payable of $0.5 million. For Fiscal 2016, the net cash provided from financing activities primarily resulted from the follow-on public offering that was completed in May 2015.

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

Capital Requirements.  Our future capital requirements will depend on many factors, including: the timeline and results of our FCC initiatives and related activities; the costs related to our implementation of the initial restructuring plan and any future restructuring actions approved by our Board of Directors for our TeamConnect and pdvConnect businesses; the revenues we generate from our TeamConnect and our pdvConnect businesses; the cost and time to identify, develop and commercialize any network and mobile communication solutions we pursue as part of our long-term business plan; and our ability to control our operating expenses.

 In April 2018, we announced a shift in the focus and resources our Company to pursue the regulatory initiatives at the FCC and prepare for the future deployment of broadband and other advanced technologies and services.  In light of this shift in focus, the Board also approved a chief executive officer transition plan, under which, John Pescatore, our chief executive officer and president, transitioned to the position of vice chairman and Morgan O’Brien, our then-current vice chairman, assumed the position as our new chief executive officer.  In connection with the transition, we and Mr. Pescatore entered into a Continued Service, Consulting and Transition Agreement and a separate Consulting Agreement.  In the quarter ended June 30, 2018, we will record a liability of $1.7 million for the cash payments under both the Transition and Consulting Agreements.  These payments will be made over twenty-four months beginning October 2018.  In addition, we will record a non-cash $2.8 million charge for stock compensation expense due to modifications of Mr. Pescatore’s stock grants.

In June 2018, we announced an initial plan to restructure our business aimed at reducing the future operating costs of our narrowband operations and better aligning and focusing our business priorities on our spectrum initiatives aimed at modernizing and realigning the Part 90 900 MHz band to increase its usability and capacity.  As part of the restructuring plan, we eliminated approximately 20 positions, or 20% of our workforce, primarily from our TeamConnect and pdvConnect businesses.  Overall, we expect that the workforce reduction will decrease operating costs by $1.6 million on an annualized basis.  The actions associated with today’s restructuring announcement are anticipated to be completed by June 30, 2018.  It is anticipated that the cash payments will occur by September 30, 2018.  The reduction in costs will assist in limiting our capital requirements over the next 12 months. We believe our cash and cash equivalents on hand will be sufficient to meet our financial obligations through at least the next 12 months.

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

On February 6, 2018, we entered into a Controlled Equity OfferingSM Sales Agreement and a Sales Agreement (collectively, the “Sales Agreements”) with Cantor Fitzgerald & Co. and B. Riley FBR, Inc., respectively (collectively, the “Agents”), and registered the sale of up to an aggregate of $40,000,000 in shares of our common stock in at-the-market sales transactions pursuant to the Sales Agreements under the Shelf Registration Statement. Through the date of this filing, we have not sold any shares of our common stock in at-the-market sales transactions or any securities under the Shelf Registration Statement.

We cannot predict with certainty when, if ever, we will require additional capital to further fund our current or future business plans and initiatives. Presently, we intend to cover our spectrum initiatives and future operating expenses through cash on hand and from revenue derived from our planned sales of our TeamConnect services and product offerings and from our licensing, leasing or selling our spectrum consistent with our spectrum initiatives.  We may experience greater than expected cash usage to support our operating activities and business plan and/or our revenues may be lower, or take more time to develop, than we anticipate. See “Risk Factors” in this Annual Report for risks and uncertainties that could cause our operating costs to be more than we currently anticipate and/or our revenue and operating results to be lower than we currently anticipate. As a result, we cannot provide assurance that we will not require additional funding in the future. In addition, we intend to acquire businesses, technologies or spectrum or license technologies from third parties for or in connection with our spectrum initiatives.  We also intend to pursue the development and offering of additional next generation network and mobile communications solutions. As a result, we may decide to raise additional capital through debt or equity financing, including pursuant to our Shelf Registration Statement, to the extent we believe this is necessary to successfully complete these acquisitions or license these technologies or pursue spectrum or other business opportunities. However, we cannot be sure that additional financing will be available if and when needed, or that, if available, we can obtain financing on terms favorable to us and our stockholders. Any failure to obtain financing when required would have a material adverse effect on our business, operating results, financial condition and liquidity.

Warranties. Our agreements with our customers generally include certain provisions for indemnifying them against liabilities if our services infringe a third-party’s intellectual property rights or for other specified reasons.

Contractual Obligations and Indebtedness

Leases. We are obligated under certain lease agreements for office space. These leases expire on January 7, 2019 through March 31, 2027. Rent expense amounted to $2.5 million, $1.9 million and $1.1 million for Fiscal 2018, 2017 and 2016, respectively.  For Fiscal 2018, Fiscal 2017, and Fiscal 2016, $1.6 million, $1.4 million, and $0.7 million, respectively, of the total rent expense was classified in cost of revenue and the remainder of $0.9 million, $0.5 million and $0.4 million, respectively, was classified in operating expenses in the Consolidated Statements of Operations.

We entered into multiple lease agreements for tower site locations related to our TeamConnect business. The lease expiration dates range from February 28, 2020 to June 30, 2026.

As of March 31, 2018, our contractual obligations, including estimated payments due by fiscal year, are as follows:

(in thousands)	Payments due by Fiscal Year
	Total	2019	2020-2021	2022-2023	After 2023
Operating lease obligations(1)	$12,966	$2,197	$3,990	$2,793	$3,986
Asset retirement obligations(2)	316	17	124	42	133
Total	$13,282	$2,214	$4,114	$2,835	$4,119

(1)

Represents aggregate rentals, under non-cancellable leases for office and tower site locations (exclusive of real estate taxes, utilities, maintenance and other costs borne by us) for the remaining terms of the leases as described in Note 12 in the Notes to the Consolidated Financial Statements in this Annual Report for further information.

(2)	Represents the asset retirement obligations we have for our tower site locations. See Note 2 in the Notes to the Consolidated Financial Statements in this Annual Report for further information.

Off-balance sheet arrangements

During Fiscal 2018, 2017 and 2016, we did not have any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and/or Chief Financial Officer, we conducted an evaluation of the effectiveness, as of March 31, 2018, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), were effective as of the end of the period covered by this Annual Report.

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

Management, under the supervision of our Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, management determined that, as of March 31, 2018, the Company maintained effective internal control over financial reporting.

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

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our directors, executive officers and corporate governance, including our Code of Business Conduct, will be included in the proxy statement for the 2018 annual meeting of the Company’s stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference. The full text of our Code of Business Conduct, which is the code of ethics that applies to all of our officers, directors and employees, can be found in the “Investors” section of our website accessible to the public at www.pdvwireless.com.

ITEM 11.  EXECUTIVE COMPENSATION

Information relating to our executive compensation will be included in the proxy statement for the 2018 annual meeting of the Company’s stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to the security ownership of certain beneficial owners and management will be included in the proxy statement for the 2018 annual meeting of the Company’s stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information relating to certain relationships and related transactions and director independence will be included in the proxy statement for the 2018 annual meeting of the Company’s stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to principal accountant fees and services will be included in the proxy statement for the 2018 annual meeting of the Company’s stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference.

PART IV.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following consolidated financial statements of the Company appear on pages F-2 through F-23 of this report and are incorporated by reference in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements

Consolidated Balance Sheets as of March 31, 2018 and 2017

Consolidated Statements of Operations for each of the three Years Ended March 31, 2018, 2017, and 2016

Consolidated Statements of Stockholders’ Equity for each of the three Years Ended March 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows for each of the three Years Ended March 31, 2018, 2017, and 2016

Notes to Consolidated Financial Statements

(a)(2) All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) The exhibits listed in the accompanying Exhibit Index are either filed with this Annual Report or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in Woodland Park, State of New Jersey, on June 5, 2018.

pdvWireless, Inc.

By:	/s/ Morgan E. O’Brien
Morgan E. O’Brien
Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Morgan E. O’Brien and Timothy A. Gray, and each of them individually, as the undersigned’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for the undersigned and in the undersigned’s name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their respective substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian D. McAuley Brian D. McAuley	Chairman of the Board	June 5, 2018

/s/ Morgan E. O’Brien Morgan E. O’Brien	Chief Executive Officer (Principal Executive Officer)	June 5, 2018

/s/ Timothy A. Gray Timothy A. Gray	Chief Financial Officer (Principal Financial and Accounting Officer)	June 5, 2018

/s/ T. Clark Akers T. Clark Akers	Director	June 5, 2018

/s/ Paul Saleh Paul Saleh	Director	June 5, 2018

/s/ Peter Schiff Peter Schiff	Director	June 5, 2018

/s/ John C. Sites John C. Sites	Director	June 5, 2018

/s/ Mark Hennessy	Director	June 5, 2018
Mark Hennessy

/s/ John C. Pescatore John C. Pescatore	Vice Chairman of the Board	June 5, 2018

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
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
10.7+

Executive Form of Notice of Grant of Stock Option and Stock Option Agreement under 2014 Stock Plan (filed as Exhibit 10.7 to the Annual Report on Form 10-K for the year ended March 31, 2015, filed with the SEC on June 10, 2015 and incorporated herein by reference)

10.8+

Non-employee Director Form of Notice of Grant of Stock Option and Stock Option Agreement under 2014 Stock Plan (filed as Exhibit 10.8 to the Annual Report on Form 10-K for the year ended March 31, 2015, filed with the SEC on June 10, 2015 and incorporated herein by reference)

10.9+

Non-employee Director Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement under 2014 Stock Plan (filed as Exhibit 10.9 to the Annual Report on Form 10-K for the year ended March 31, 2015, filed with the SEC on June 10, 2015 and incorporated herein by reference)

10.10+

Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement under 2014 Stock Plan (filed as Exhibit 10.8 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156))

10.11+

Form of Indemnification Agreement by and among the Company and its officers and directors (filed as Exhibit 10.9 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156))

10.12†

Asset Purchase Agreement, dated May 13, 2014, by and among the Company and FCI 900, Inc., ACI 900, Inc., Machine License Holding, LLC, Nextel WIP License Corp., and Nextel License Holdings 1, Inc. (filed as Exhibit 10.14 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156))

10.13

Letter Amendment to the Asset Purchase Agreement, dated May 28, 2014, by and among the Company and FCI 900, Inc., ACI 900, Inc., Machine License Holding, LLC, Nextel WIP License Corp., and Nextel License Holdings 1, Inc. (filed as Exhibit 10.15 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156))

10.14†

Management Services Agreement, dated September 15, 2014, by and between Sprint Spectrum, L.P. and the Company (filed as Exhibit 10.18 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156))

10.15†

License Agreement, dated September 15, 2014, by and between Sprint/United Management Company and the Company (filed as Exhibit 10.19 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156))

10.16†

Spectrum Rights Agreement, dated September 8, 2014, by and between PDV Spectrum Holding Company, LLC and Motorola Solutions, Inc. (filed as Exhibit 10.20 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156))

10.17+

pdvWireless, Inc. Executive Severance Plan (filed as Exhibit 99.1 to the Current Report on Form 8-K, filed with the SEC on March 27, 2015 and incorporated herein by reference (File No. 001-36827-15731791))

10.18+

Form of pdvWireless, Inc. Executive Severance Plan Participation Agreement (filed as Exhibit 99.2 to the Current Report on Form 8-K, filed with the SEC on March 27, 2015 and incorporated herein by reference (File No. 001-36827-15731791))

10.19+

Executive Form of Performance-Based Stock Option Agreement and Grant Notice under the 2014 Stock Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, filed with the SEC on February 16, 2016 and incorporated herein by reference)

10.20+

Executive Form of Performance-Based Restricted Stock Units Agreement and Grant Notice under the 2014 Stock Plan (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, filed with the SEC on February 16, 2016 and incorporated herein by reference)

10.21+

Non-employee Director Form of Restricted Stock Award Agreement and Grant Notice under the 2014 Stock Plan (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, filed with the SEC on February 16, 2016 and incorporated herein by reference)

10.22+

Executive Form of Time-Based Stock Option Agreement and Grant Notice under the 2014 Stock Plan (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, filed with the SEC on February 16, 2016 and incorporated herein by reference)

10.23+

Executive Form of Time-Based Restricted Stock Award Agreement and Grant Notice under the 2014 Stock Plan (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, filed with the SEC on February 16, 2016 and incorporated herein by reference)

10.24+

Continued Service, Consulting and Separation Agreement, dated April 23, 2018, by and between the Company and John Pescatore (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 23, 2018 and incorporated herein by reference)

10.25+

Consulting Agreement dated April 23, 2018, by and between the Company and John Pescatore (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 23, 2018 and incorporated herein by reference)

21.1

Subsidiaries of the Registrant   (filed as Exhibit 21.1 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2017, filed with the SEC on June 6, 2017 and incorporated herein by reference)

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

pdvWireless, Inc.

Woodland Park, NJ

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of pdvWireless, Inc. (the “Company”) as of March 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2008.

/s/ PKF O’Connor Davies, LLP

New York, New York

June 5, 2018

pdvWireless, Inc.

Consolidated Balance Sheets

March 31, 2018 and 2017

(dollars in thousands, except share data)

	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$98,318	$124,083
Accounts receivable, net of allowance for doubtful accounts of $29 and $53, respectively	935	636
Inventory	173	128
Prepaid expenses and other current assets	850	874
Total current assets	100,276	125,721
Property and equipment	12,775	14,509
Intangible assets	106,606	104,676
Capitalized patent costs, net	197	210
Other assets	486	370
Total assets	$220,340	$245,486
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$4,322	$3,399
Accounts payable - officers	94	36
Current portion of note payable	—	497
Deferred revenue	813	789
Total current liabilities	5,229	4,721
Noncurrent liabilities
Deferred revenue	4,257	5,033
Deferred income taxes	6,060	6,498
Other liabilities	2,325	1,338
Total liabilities	17,871	17,590
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized and no shares outstanding at March 31, 2018 and March 31, 2017	—	—
Common stock, $0.0001 par value per share, 100,000,000 shares authorized and 14,487,650 shares issued and outstanding at March 31, 2018 and 14,358,564 shares issued and outstanding at March 31, 2017	1	1
Additional paid-in capital	335,767	330,566
Accumulated deficit	(133,299)	(102,671)
Total stockholders' equity	202,469	227,896
Total liabilities and stockholders' equity	$220,340	$245,486

See accompanying notes to consolidated financial statements

pdvWireless, Inc.

Consolidated Statements of Operations

Years Ended March 31, 2018, 2017 and 2016

(dollars in thousands, except share data)

	2018	2017	2016
Operating revenues
Service revenue	$4,796	$3,618	$2,625
Spectrum lease revenue	729	729	729
Other revenue	830	440	190
Total operating revenues	6,355	4,787	3,544
Cost of revenue
Sales and service	7,898	7,049	3,469
Gross (loss) profit	(1,543)	(2,262)	75
Operating expenses
General and administrative	20,864	22,553	16,726
Sales and support	6,967	5,652	3,956
Product development	2,352	2,316	1,323
Total operating expenses	30,183	30,521	22,005
Loss from operations	(31,726)	(32,783)	(21,930)
Interest expense	(3)	(5)	(3)
Interest income	741	128	104
Other (expense) income	(78)	(28)	1
Loss before income taxes	(31,066)	(32,688)	(21,828)
Income tax expense (benefit)	(438)	6,498	—
Net loss	$(30,628)	$(39,186)	$(21,828)
Net loss per common share basic and diluted	$(2.12)	$(2.72)	$(1.54)
Weighted-average common shares used to compute basic and diluted net loss per share	14,450,715	14,390,641	14,156,848

See accompanying notes to consolidated financial statements

pdvWireless, Inc.

Consolidated Statement of Stockholders’ Equity

Years Ended March 31, 2018, 2017 and 2016

(dollars in thousands, except share data)

	Number of Shares
	Preferred stock series AA	Common stock	Preferred stock series AA	Common stock	Additional paid-in capital	Accumulated deficit	Total
Balance at March 31, 2015	—	12,614,297	$—	$1	$255,863	$(41,657)	$214,207
Issuance of stock, net of closing costs	—	1,725,000	—	—	64,792	—	64,792
Equity based compensation*	—	41,991	—	—	4,970	—	4,970
Stock option exercises	—	3,306	—	—	45	—	45
Net loss	—	—	—	—	—	(21,828)	(21,828)
Balance at March 31, 2016	—	14,384,594	—	1	325,670	(63,485)	262,186
Equity based compensation*	—	49,774	—	—	4,744	—	4,744
Stock option exercises	—	8,000	—	—	152	—	152
Net loss	—	—	—	—	—	(39,186)	(39,186)
Balance at March 31, 2017	—	14,442,368	—	1	330,566	(102,671)	227,896
Equity based compensation*	—	31,542	—	—	4,934	—	4,934
Stock option exercises	—	13,740	—	—	267	—	267
Net loss	—	—	—	—	—	(30,628)	(30,628)
Balance at March 31, 2018	—	14,487,650	$—	$1	$335,767	$(133,299)	$202,469

* includes restricted shares issued.

See accompanying notes to consolidated financial statements

pdvWireless, Inc.

Consolidated Statements of Cash Flows

Years Ended March 31, 2018, 2017 and 2016

(dollars in thousands)

	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,628)	$(39,186)	$(21,828)
Adjustments to reconcile net loss to net cash (used) provided by operating activities
Depreciation and amortization	2,845	2,232	556
Non-cash compensation expense attributable to stock awards	5,602	4,744	4,970
Deferred income taxes	(438)	6,498	—
Bad debt expense	22	58	—
Accretion expense	14	12	—
Loss on disposal of assets	86	29	—
Changes in operating assets and liabilities
Accounts receivable	(320)	(166)	(133)
Inventory	(45)	(35)	(93)
Prepaid expenses and other assets	(91)	(276)	(312)
Accounts payable and accrued expenses	923	(239)	(2,620)
Accounts payable-officers	58	(8)	3
Accrued interest expense	—	—	(3)
Deferred revenue	(752)	(786)	(722)
Other liabilities	738	619	388
Net cash (used) provided by operating activities	(21,986)	(26,504)	(19,794)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible assets	(1,931)	(750)	(2,068)
Purchases of equipment	(950)	(1,640)	(9,077)
Payments for patent costs	—	(1)	(12)
Net cash used by investing activities	(2,881)	(2,391)	(11,157)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from follow-on offering	—	—	64,792
Payment of notes payable	(497)	(495)	(297)
Proceeds from stock option exercises	267	153	45
Taxes withheld and paid on employee stock awards	(668)	(143)	—
Net cash (used by) provided from financing activities	(898)	(485)	64,540
Net change in cash and cash equivalents	(25,765)	(29,380)	33,589
CASH AND CASH EQUIVALENTS
Beginning of the year	124,083	153,463	119,874
End of the year	$98,318	$124,083	$153,463

See accompanying notes to consolidated financial statements

pdvWireless, Inc.

Notes to Consolidated Financial Statements

1.	Nature of Operations

pdvWireless, Inc. (the “Company”) is a private wireless communications company focused on developing and offering its spectrum assets for the deployment of next generation network and mobile communication solutions designed to meet the needs of  critical infrastructure and enterprise customers. The Company is the largest holder of licensed spectrum in the Part 90 900 MHz band (i.e., 896-901 MHz paired with 935-940 MHz) throughout the contiguous United States, plus Hawaii, Alaska and Puerto Rico.

The Company’s first priority involves pursuing regulatory initiatives at the Federal Communications Commission (“FCC”) with the goal of modernizing and realigning the 900 MHz band to increase its usability and capacity, including for the future potential deployment of broadband and other advanced technologies and services.  At the same time, the Company is exploring and developing network and mobile communication solutions, leveraging its spectrum to address the unmet needs of its targeted critical infrastructure and enterprise customers.  For its first offering, the Company has deployed push-to-talk (“PTT”) networks and offers its Team ConnectSM, which we initially branded and marketed as DispatchPlusTM, two-way radio service to businesses in seven major metropolitan market areas throughout the United States, including Atlanta, Baltimore/Washington, Chicago, Dallas, Houston, New York and Philadelphia. TeamConnect allows enterprise customers to increase the productivity of their field-based workers and the efficiency of their dispatch and call center operations.  The Company is pursuing opportunities to enable additional network and mobile communication solutions for use by critical infrastructure and enterprise customers with its existing spectrum and currently available non-broadband technologies and, if the Company is successful with its FCC efforts, utilizing its spectrum assets to enable broadband and other advanced wireless service offerings.

The Company was originally incorporated in California in 1997 and reincorporated in Delaware in 2014.  In November 2015, the Company changed its name from Pacific DataVision, Inc. to pdvWireless, Inc.  The Company maintains offices in Woodland Park, New Jersey, Reston, Virginia and San Diego, California.  It also maintains a sales office in West Conshohocken, Pennsylvania.

During the year ended March 31, 2016, the Company began offering its TeamConnect service in seven major metropolitan areas throughout the United States.  The Company developed TeamConnect to address the needs of enterprises that value a tailored PTT solution addressing the management of their mobile workforce. The operation of the Company’s TeamConnect business is separate from, and not contingent on, the initiatives it is pursuing at the FCC or its other spectrum-related activities.

The Company’s revenues are derived substantially from its TeamConnect and pdvConnectTM offerings.  The TeamConnect service combines pdvConnect, a proprietary suite of mobile communication and workforce management applications, with advanced digital network architecture and mobile devices supplied by Motorola Solutions, Inc. and/or its subsidiaries (“Motorola”).  Developed for dispatch-centric businesses, and historically offered to customers who utilize Tier 1 cellular networks, pdvConnect is an efficient mobile communication and workforce management solution that enables businesses to locate and communicate with their field workers and improve the documentation of work events and job status.  Also built with the commercial dispatch customer in mind, Motorola’s digital network architecture allows the Company to provide reliable, instant and wide-area PTT communication services to its customers.

To date, sales of the Company’s TeamConnect service have been slower to ramp-up than initial expectations.  The Company primarily markets its TeamConnect service to customers indirectly through third-party dealers selected from Motorola’s nationwide dealer network and other select wireless dealers.  The Company has historically supported its indirect sales representatives by providing them with training, marketing and advertising support from its internal sales and marketing team.  The Company typically enters into contracts directly with end users of its TeamConnect communication solutions, including those introduced to it through its indirect dealer network.

The Company’s spectrum is its most valuable asset.  Although the Company can use its spectrum for its existing TeamConnect business and for other narrowband and wideband wireless services, many of the future business opportunities that the Company has identified require higher bandwidth than allowed by the current configuration of its spectrum.  As a result, the Company is pursuing a number of initiatives to increase the usability and capacity of its spectrum.

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

On August 4, 2017, the FCC issued a Notice of Inquiry (“NOI”) that the Company believes signified the FCC’s interest in conducting a serious and comprehensive evaluation of the current and future rules governing the 900 MHz band.  In the NOI, the FCC announced that it had commenced a proceeding to examine whether it would be in the public interest to change the existing rules governing the 900 MHz band to enable increased access to spectrum, improved spectrum efficiency and expanded flexibility for a variety of potential uses and applications, including broadband and other advanced technologies and services.  The FCC stated that the purpose of the NOI was to gather information from interested parties to assist the FCC in its decision-making process.  The FCC requested interested parties, including the Company, to comment on a number of questions related to three potential options for the 900 MHz band: (i) retaining the current configuration of the 900 MHz band, but increasing operational flexibility, (ii) reconfiguring a portion or all of the 900 MHz band to support broadband and other advanced technologies and services or (iii) retaining the current 900 MHz band licensing and eligibility rules.  Because the FCC requested information on multiple options for the 900 MHz band, the NOI effectively supersedes the Joint Petition and other pending proposals that involved the 900 MHz band.  However, a broadband reconfiguration option included in the NOI was consistent with the Company’s Joint Petition proposal, and all information the Company previously provided to the FCC to support the realignment and modernization of the 900 MHz band remained relevant.

The Company and EWA filed a joint response to the FCC’s NOI on October 2, 2017 and reply comments on November 1, 2017.  On May 1, 2018, the Company and the EWA augmented elements of their initial joint response to the NOI based on the Company’s discussions and interactions with incumbents and other interested parties to the NOI proceeding.   This filing was intended to address and resolve issues and concerns expressed by incumbents in and adjacent to the portion of the 900 MHz band proposed for broadband use.  The Company’s most recent responsive filing also proposed a means to increase the alternatives through which licenses for a new 3 X 3 900 MHz broadband service could be put to use by utilities and other members of the critical infrastructure industry, as well as by other private enterprise companies.  The Company believes these alternatives add elements of flexibility and, ideally, could shorten the time required to introduce important broadband communication capabilities to these market segments.

Specifically, the Company’s most recent responsive filing proposes that: (i) during the first year after FCC adoption of the relevant licensing rules, utilities and other Business/Industrial/Land Transportation (“B/ILT”) applicants would have the exclusive opportunity to secure Private Enterprise Broadband (“PEBB”) licenses, and could utilize the traditional frequency coordination process to do so, based on acquiring control of the requisite 240 discrete 900 MHz channels (the number of channels equivalent to a 3 X 3 MHz broadband allocation) through combining any of their own licensed channels with any they might purchase or lease from third party licensees and those they might be assigned from the FCC’s available channel inventory; (ii) successful applicants then could obtain frequency coordinator approval to exchange such channels for a 3 X 3 MHz PEBB license to be issued by the FCC, which could be deployed, operated and maintained, in accordance with applicable service rules, either solely by the applicant licensee, or with the assistance and/or participation of third parties and (iii) the coverage territory for such a PEBB license would correspond (a) in urbanized areas (defined to be the top 306 Cellular Market Areas; “CMAs”), to a metropolitan statistical area (“MSA”) and (b) in non-urbanized areas (the remaining CMAs) to individual counties, which the Company believes, in each case, represent geographic areas that will more closely match up with the service territories of most utilities and the areas of business focus for other private enterprises.  In addition, the Company’s most recent responsive filing proposes shifting the contemplated 3 X 3 MHz broadband allocation 400 kHz down to a new location in the 900 MHz band, a change that has addressed the concern regarding potential interference previously expressed by incumbents in the narrowband PCS spectrum immediately above the top end of the Company’s portion of the 900 MHz band.  It also will allow for greater separation between any co-located frequencies in narrowband systems.

The Company and the EWA have responded to all outstanding requests for information from the FCC, and are currently awaiting FCC action.  Based on its discussions with the staff of the FCC, the Company believes that the proceeding is under active consideration.  The FCC’s next step could be issuance of a Notice of Proposed Rulemaking based on the NOI and the record developed in response to it, a request for additional information, a decision to close the proceeding without further action, or some other action, and the timing of any such next step also remains uncertain.  Moreover, certain of the matters proposed in the Company’s most recent further responsive filing are contingent on other developments, such as formalizing our tentative agreement with the Association of American Railroads to exchange their frequencies, some of which are located immediately below the lower end of the originally proposed 900 MHz broadband allocation, for the Company’s frequencies further down in the 900 MHz band, to accommodate the proposed 400 kHz shift of that allocation.  In addition, all aspects of potential changes in the configuration and/or use of frequencies in the 900 MHz band remain subject to necessary FCC approvals.

The Company continues to believe in the merits of its broadband approach, and that it would be in the public interest for the FCC to realign the 900 MHz band to enable broadband and other advanced technologies and services.  Nevertheless, obtaining a favorable result from the FCC may take a significant amount of time and resources. Moreover, there is no assurance that following the conclusion of the NOI process, the FCC will ultimately propose and adopt rules that will allow utilization of the Company’s licensed 900 MHz spectrum to offer broadband and other advanced technologies and services.

The full text of the NOI, further comments and related correspondences are available on the FCC’s public website at https://www.fcc.gov/document/900-mhz-notice-inquiry, and the Company’s filed comments and responses, as well as those of others submitting comments and/or responses in the NOI proceeding, also are available on the FCC’s public website.

To prepare for the filings its has submitted with the FCC and to build support for a 900 MHz broadband realignment, the Company has met, and intends to continue to meet, with a number of incumbent licensees, critical infrastructure businesses and other interested parties in the 900 MHz band.  The Company has provided business proposals to several incumbents to assist with their communication needs.  The goals of these discussions have been: (i) building consensus for the proposed reconfiguration of the 900 MHz band to support broadband and other advanced technologies and services; (ii) resolving any technology or other concerns raised by incumbent licensees; (iii) educating critical infrastructure businesses on how broadband capabilities could enhance their operations and initiatives (for example, supporting grid modernization requirements or monitoring and/or controlling their own system or network elements via machine-to-machine type services); (iv) gaining a better understanding of the size of the operational incumbent base and the nature of the systems they are currently operating; (v) to refine and modify aspects of the Company’s proposal to seek to minimize potential concerns and problems expressed by certain incumbents; (vi) to gain additional support for the Company’s proposal (as so refined and modified); (vii) to accelerate the availability of a sub-1 GHz broadband spectrum allocation for use in a private network context designed to meet the specialized requirements of utilities, other critical infrastructure industry members and private enterprise users; and (viii) evaluating and  proposing voluntary license relocation opportunities to certain incumbent licensees. With certain incumbent licensees, the Company is continuing to attempt to build consensus and to resolve any concerns they have expressed regarding its broadband initiatives; with others, the Company is soliciting their support and cooperation to structure and implement mutually beneficial relocations; and with select critical infrastructure enterprises, the Company is jointly investigating how the future broadband capabilities it is pursuing could be employed to meet their anticipated needs and future operating plans. A number of critical infrastructure and enterprise companies have put on the record their needs and unique requirements for networks and services utilizing broadband and other next generation technologies.  The Company anticipates that the NOI proceeding will continue to afford these companies and other similarly situated companies with the opportunity to put on the record their needs and unique requirements for broadband and other next generation technologies.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the presentation of the corresponding amounts in the financial statements for the year ended March 31, 2018. These reclassifications had no effect on previously reported results of operations, cash flows, assets, liabilities or equity for the years presented.

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less at the time of purchase are considered cash equivalents. Cash equivalents are stated at cost, which approximates the quoted market value and include amounts held in money market funds.

Allowance for Doubtful Accounts

An allowance for uncollectible receivables is estimated based on a combination of write-off history, aging analysis and any specific known troubled accounts. The Company reviews its allowance for uncollectible receivables on a quarterly basis. Past due balances meeting specific criteria are reviewed individually for collectability. At March 31, 2018 and March 31, 2017, management provided an allowance of approximately $29,000 and $53,000, respectively, for certain slow paying accounts.

Inventory

Inventories, which consist of vehicle-mounted devices, handsets, and accessories are valued at the lower of cost or net realizable value, with net realizable value being defined as replacement value using the First In, First Out method. Provisions are made periodically to reduce any excess, obsolete or slow moving inventory to its net realizable value.

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

As of March 31, 2018, the Company had an asset retirement obligation of approximately $0.3 million.

Changes in the liability for the asset retirement obligations for the years ended March 31, 2018 and 2017 are summarized below (in thousands):

	2018	2017
Balance at beginning of the year	$268	$204
Additional liabilities accrued	34	52
Accretion expense	14	12
Balance at end of the year	$316	$268

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

Patent Costs

Costs to acquire a patent on certain aspects of the Company’s technology have been capitalized. These amounts are amortized, subject to periodic evaluation for impairment, over statutory lives following award of the patent. Gross patent costs are approximately $572,000 at March 31, 2018 and March 31, 2017 and the associated accumulated amortization amounted to approximately $375,000 and $362,000, respectively. Amortization expense was approximately $13,000,  $13,000, and $11,000 for the years ended March 31, 2018,  2017 and 2016, respectively. The amortization expense is estimated to aggregate $13,000 per year over the next five year period.  Renewal costs are expensed when incurred.

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

The Company evaluates certain transactions for its TeamConnect service offering to determine whether they should be viewed as a Multiple Element Arrangement provided in ASC Topic 605-25. Judgment is required to properly identify the accounting units of the multiple deliverable transactions and to determine the manner in which revenue should be allocated among the units of accounting.  Multiple deliverable arrangements are presumed to be bundled transactions, and the total consideration is measured and allocated to the separate transactions based on their relative selling price with certain limitations.  The relative selling price for each deliverable is determined using vendor-specific objective evidence (“VSOE”) of selling price or third-party evidence of selling price if VSOE does not exist.  If neither VSOE nor third party evidence of selling price exist, the Company uses its best estimate of the selling price for the deliverable.  The Company has determined that the rental of user devices in connection with service contracts for its TeamConnect service are multiple deliverable arrangements.

Cost of Revenue

The Company’s cost of revenue relating to sales of its software applications through its wireless carrier partners includes the portion of service revenue retained by its domestic Tier 1 carrier partners pursuant to its agreements with these parties, which may include network services, connectivity, SMS service, sales, marketing, billing and other ancillary services. With respect to its TeamConnect service offering, the Company’s cost of revenue includes the costs of operating its dispatch network and its cloud-based solutions and to a lesser degree, the costs associated with the sales of the relevant user devices.

Shipping and Handling Costs

Costs associated to shipping and handling of two-way radios and accessories to dealers or end-user customers are recognized as incurred and included in cost of revenue in the Consolidated Statements of Operations.

Indirect Sales Commissions

Cash consideration given to a dealer is presumed to be a reduction of revenue unless the Company receives, or will receive, an identifiable benefit in exchange for the consideration, and the fair value of such benefit can be reasonably estimated, in which case the consideration will be recorded as a selling expense. The Company compensates its indirect sales representatives with an upfront commission and residual fees based on a customer’s continued use of its TeamConnect service. When a commission is earned solely due to the selling activity relating to the Company’s TeamConnect service, the cost is recorded as a selling expense. The Company reviews and records the estimated incentives payable to the indirect sales representatives as accrued expense on a monthly basis.

Product Development Costs

The Company charges all product and development costs to expense as incurred. Types of expense incurred in product and development costs include employee compensation, consulting, travel, facility costs and equipment and technology costs.

Advertising and Promotional Expense

The Company expenses advertising and promotional costs as incurred. Cooperative advertising reimbursements from vendors are recorded net of advertising and promotional expense in the period in which the related advertising and promotional expense is incurred. Advertising and promotional expense was approximately $155,000 for the year ended March 31, 2018, approximately $103,000 for the year ended March 31, 2017, and approximately $161,000 for the year ended March 31, 2016.

Stock Compensation

The Company accounts for stock options in accordance with US GAAP, which requires the measurement and recognition of compensation expense, based on the estimated fair value of awards granted to consultants, employees and directors. The Company estimates the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s statements of operations over the requisite service periods.  In the event the participant’s employment by or engagement with (as a director or otherwise) the Company terminates before exercise of the options granted, the stock options granted to the participant shall immediately expire and all rights to purchase shares thereunder shall immediately cease and expire and be of no further force or effect, other than applicable exercise rights for vested shares that may extend past the termination date as provided for in the participant’s applicable option award agreement.  Additionally, the Compensation Committee adopted an Executive Severance Plan (the “Severance Plan”) in February 2015, and the Company subsequently entered into Severance Plan Participation Agreements with its executive officers and certain key employees.  In addition to providing participants with severance payments, the Severance Plan provides for accelerated vesting and extends the exercise period for outstanding equity awards if the Company terminates a participant’s service for reasons other than cause, death or disability or the participant terminates his or her service for good reason, whether before or after a change of control (each of such terms as defined in the Severance Plan).

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

Effective April 1, 2017, the Company adopted ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.  Under the new guidance, all excess tax benefits and tax deficiencies, including tax benefits of dividends on share-based payment awards, should be recognized as income tax expense or benefit in the income statement, eliminating the notion of the additional paid-in capital (“APIC”) pool. The excess tax benefits will be classified as operating activities along with other income tax cash flows rather than financing activities in the statement of cash flows. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. ASU 2016-09 also allows entities to elect to either estimate the total number of awards that are expected to vest or account for forfeitures when they occur. Additionally, ASU 2016-09 clarifies that cash payments to tax authorities in connection with shares withheld to meet statutory tax withholding requirements should be presented as a financing activity in the statement of cash flows. The Company has elected to continue its past practice of estimating the total number of awards expected to vest and adopted the provisions of ASU 2016-09 related to changes in the consolidated statements of cash flows on a retrospective basis.

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

Accounting for Uncertainty in Income Taxes

The Company recognizes the effect of tax positions only when they are more likely than not to be sustained. Management has determined that the Company had no uncertain tax positions that would require financial statement recognition or disclosure. The Company is no longer subject to U.S. federal, state or local income tax examinations for periods prior to 2014.

Net Loss Per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. For purposes of the diluted net loss per share calculation, preferred stock, convertible notes payable-affiliated entities, stock options, restricted stock and warrants are considered to be potentially dilutive securities. Because the Company has reported a net loss for the years ended March 31, 2018, 2017 and 2016, diluted net loss per common share is the same as basic net loss per common share for those periods.

Common stock equivalents resulting from potentially dilutive securities approximated 1,002,000,  709,000 and 900,000 at March 31, 2018, 2017 and 2016, respectively, and have not been included in the dilutive weighted average shares of common stock outstanding, as their effects are anti-dilutive.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. This standard, along with its related amendments, requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which they expect to be entitled in exchange for those goods or services. This new standard will be adopted by the Company for annual and interim reporting periods beginning with the first quarter of fiscal year 2019.

The FASB allows two adoption methods under ASC 606. Companies are permitted to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company currently plans to adopt the standard in the first quarter of fiscal year 2019, using the “modified retrospective method.” Under that method, the Company will apply the rules to all contracts existing as of April 1, 2018, recognizing, in beginning retained earnings, a cumulative-effect adjustment to include the establishment of contract asset and contract liability accounts with a corresponding adjustment to retained earnings. The Company will also provide additional disclosures comparing revenue recognized under ASC 606 to revenue as reported prior to the adoption of the standard.

During the first quarter of Fiscal 2019, the Company will record a cumulative adjustment to accumulated deficit that is primarily composed of the following:

•	a net contract asset related to the portion of the Company’s revenues associated with service plans that are sold concurrently with a subsidized handset; and
•	an asset related to costs incurred to acquire a contract, which primarily relates to the deferral of commission expenses.

The timing of expense recognition related to certain of the Company’s contract acquisition costs, primarily sales commissions, will be impacted as these expenses will be capitalized and amortized under the new standard rather than being expensed as incurred under existing authoritative guidance. The Company expensed approximately $0.7 million of contract acquisition costs during the year ended March 31, 2018.

While the Company has reached conclusions on the key accounting assessments related to adopting this standard, it is continuing to finalize its assessment of the resulting quantitative impacts. Based on currently available information, the Company estimates that its opening accumulated deficit balance on April 1, 2018 will decrease by between $0.7 million and $0.9 million, primarily related to the deferral of previously expensed contract acquisition costs. The Company does not expect to recognize a material net contract asset.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Recognition and Measurement of Financial Instruments and Financial Liabilities. This update requires that equity investments (except those accounted for under the equity method of accounting or those that result in consolidation) be measured at fair value with changes in fair value recognized in net income. The amendments in this update also simplify the impairment assessment of equity investments without readily determinable fair values. This update is effective for the fiscal year beginning April 1, 2018.  The adoption of this guidance is not expected to have an effect on the Company’s consolidated financial statements.

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

Subsequent Events Evaluation by Management

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were issue and has concluded that no subsequent events have occurred that would require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements, other than those described in Note 16.

3.  Inventory

Inventory consists of the following at March 31, 2018 and March 31, 2017 (in thousands):

	2018	2017
Mobile devices	$88	$39
Handsets	51	65
Accessories	34	24
Total inventory	$173	$128

4.  Property and Equipment

Property and equipment consists of the following at March 31, 2018 and March 31, 2017 (in thousands):

	Estimated
	useful life	2018	2017
Network sites and equipment	5-10 years	$15,263	$13,999
Computer equipment	5-7 years	184	944
Computer software	1-3 years	10	13
Furniture and fixture and other equipment	2-5 years	1,418	1,091
Leasehold improvements	Shorter of the lease term or 5 years	344	141
		17,219	16,188
Less accumulated depreciation		5,468	3,590
		11,751	12,598
Construction in process		1,024	1,911
Property and equipment, net		$12,775	$14,509

Depreciation expense for the years ended March 31, 2018, 2017 and 2016 amounted to approximately $2.8 million, $2.2 million and $0.5 million, respectively; approximately $2.6 million, $2.0 million and $0.4 million, respectively, of such depreciation expense was classified as cost of revenue while the remainder was classified as operating expenses in the Company’s Consolidated Statements of Operations. Leasehold improvements include certain allowances for tenant improvements related to the expansion of the Company’s corporate headquarters.  Construction in process includes the expenditures related to the costs to establish the Company’s dedicated, wide-area, two-way radio dispatch networks in certain metropolitan areas. During the year ended March 31, 2018, $0.5 million costs in construction in process were expensed for assets that were not put into use.

5.  Intangible Assets

Wireless licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but instead are tested for impairment annually, or more frequently if an event indicates that the asset might be impaired. The Company believes that no impairment indicators existed as of March 31, 2018 for which the Company would recognize any impairment.

During the year ended March 31, 2018, the Company entered into agreements with several third parties in multiple U.S. markets to acquire wireless licenses for cash consideration, upon FCC approval. In addition, during the year ended March 31, 2017, the Company entered into a barter agreement whereby it will provide the use of the Company’s network, radios, and installation of equipment in exchange for wireless licenses.

Intangible assets consist of the following at March 31, 2018 and March 31, 2017 (in thousands):

Wireless Licenses
Balance at March 31, 2016	$103,655
Acquisitions	1,021
Balance at March 31, 2017	$104,676
Acquisitions	1,931
Balance at March 31, 2018	$106,606

6.  Accounts Payable and Accrued Expenses

The table below provides additional information related to the Company’s accounts payable and accrued expenses at March 31, 2018 and March 31, 2017 (in thousands).

	2018	2017
Accounts payable and accrued expenses
Accounts payable	$569	$670
Accrued employee related expenses	2,337	2,385
Accrued expenses	630	222
Other	787	122
Total accounts payable and accrued expenses	$4,322	$3,399

7.  Accounts Payable - officers

Accounts payable - officers represents unreimbursed expenses including travel and entertainment expense incurred by the Company’s officers. At March 31, 2018 and March 31, 2017, the accounts payable to officers amounted to approximately $94,000 and $36,000, respectively.

8.  Note Payable

During the year ended March 31, 2016, the Company entered into a promissory note in the amount of $1,289,013 with a third party in exchange for wireless licenses.  The term of the note was through March 15, 2018 and bore a fixed rate of interest of 0.55% per annum, which was based on the Short-Term Applicable Federal Rate on the closing date.  For the years ended March 31, 2018 and 2017, the Company had repaid $497,265 and $494,545, respectively, in principal.  There was no outstanding borrowings on the promissory note as of March 31, 2018.

For the fiscal years 2018, 2017 and 2016, total interest expense on all notes payable was approximately $3,000, $5,000 and $3,000, respectively.

9.  Income Taxes

The Company had federal and state net operating loss carryforwards of approximately $126.1 million and $90.0 million at March 31, 2018 and 2017, respectively, expiring in varying amounts from 2019 through 2038.

On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act of 2017 (“TCJA”) into legislation. The TCJA includes numerous changes to existing tax law, including a permanent reduction in the federal corporate income tax rate from 35% to 21%. The rate reduction is effective as of January 1, 2018. The Company recognized a net tax benefit of $3.0 million associated with enactment of the TCJA, primarily due to a re-measurement of deferred tax assets and liabilities.

The Company has deferred tax assets of approximately $30.9 million and $33.9 million relating principally to these net operating loss carryforwards at March 31, 2018 and 2017, respectively. Federal net operating loss carryforwards may be subject to limitations as a result of the change in ownership that occurred in the year ended March 31, 2015 as defined under Internal Revenue Code Section 382. State net operating loss carryforwards are subject to limitations which differ from federal law in that they may not allow the carryback of net operating losses, and have shorter carryforward periods.

ASU Topic 740, Income Taxes, requires that a valuation allowance be recorded to reduce deferred tax assets when it is more likely than not that the tax benefit of the deferred tax assets will not be realized. The evaluation includes the consideration of all available evidence, both positive and negative, regarding historical operating results including recent years with reported losses, the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards, and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carryforward from expiring unused. In situations where a three-year cumulative loss condition exists, accounting standards limit the ability to consider projections of future results as positive evidence to assess the realizability of deferred tax assets.  In Fiscal 2018, the Company’s financial results reflected a three-year cumulative loss. The three-year cumulative loss constitutes significant negative evidence, limiting the Company’s ability to consider other positive evidence, such as the Company’s projections for future growth. Consequently, in Fiscal 2018 the Company recorded a non-cash charge of $12.2 million as an additional valuation allowance against substantially all of its deferred tax assets. This valuation allowance has no effect on the Company’s ability to utilize the deferred tax assets to offset future taxable income, if generated. As required by GAAP, the Company will continue to assess the likelihood that the deferred tax assets will be realizable in the future and the valuation allowance will be adjusted accordingly. The tax benefits relating to any reversal of the valuation allowance on the net deferred tax assets in a future period will be recognized as a reduction of future income tax expense in that period.

In May 2018, the Company received notice from the Internal Revenue Service that it would be auditing the Company’s tax return for the period ended March 31, 2016.  The audit is to begin at the end of June 2018.

Net deferred tax assets and liabilities consist of the following as of March 31, 2018 and 2017 (in thousands):

	2018	2017
Deferred tax asset
Allowance for uncollectible accounts	$7	$14
Deferred rent	513	409
Accrued expenses	198	240
Deferred revenue	1,213	2,095
Asset retirement obligations	7	99
Net operating loss carryforward	30,925	33,933
Stock compensation expense	88	766
Total deferred tax asset	32,951	37,556
Deferred tax liability
Property and equipment	(375)	(640)
Definite-lived intangible assets	(1)	(8)
Indefinite-lived intangible assets	(6,060)	(6,498)
Total deferred tax liability	(6,436)	(7,146)
Total deferred tax assets and liabilities	26,515	30,410
Valuation allowance	(32,575)	(36,908)
Net deferred tax assets and liabilities	$(6,060)	$(6,498)

The components of the income tax expense for the years ended March 31, 2018 and 2017 are as follows (in thousands):

	2018	2017
Current:
Federal	$—	$—
State	—	—
Total current	—	—

Deferred:
Federal	(374)	5,971
State	(64)	527
Total deferred	(438)	6,498

Total income tax (benefit) expense	$(438)	$6,498

The differences between the United States federal statutory tax rate and the Company's effective tax rate for the years ended March 31, 2018 and 2017 are as follows (in thousands):

	2018		2017
Statutory federal tax	$(10,563)	34%	$(11,114)	34%
State income taxes, net of federal benefit	(932)	3%	(981)	3%
Other permanent differences	2,071	-7%	1,772	-5%
Restricted stock shortfall	(118)	0%	80	0%
Prior-year adjustments	58	0%	—	0%
Change in valuation allowance	12,104	-39%	16,719	-52%
Tax reform rate change	(3,058)	10%	—	0%
Other	—	0%	22	0%
	$(438)	1%	$6,498	-20%

10.  Stock Acquisition Rights, Stock Options and Warrants

The Company established the pdvWireless 2014 Stock Plan (the “2014 Stock Plan”) to attract, retain and reward individuals who contribute to the growth and profitability of the Company. This 2014 Stock Plan superseded previous stock plans although under such previous plans, 42,766 stock options were outstanding and vested as of March 31, 2018.

The Company’s Board of Directors has reserved 3,511,695 shares of common stock for issuance under its 2014 Stock Plan as of March 31, 2018. The number of shares will continue to automatically increase each January 1st through January 1, 2024 by an amount equal to the lesser of (i) 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or (ii) a lesser amount determined by the Board of Directors.

Restricted Stock and Restricted Stock Units

A summary of non-vested restricted stock activity for the years ended March 31, 2018 and 2017 is as follows:

		Weighted
		Average
	Restricted	Grant Day
	Stock	Fair Value
Non-vested restricted stock outstanding at March 31, 2016	140,872	$26.47
Granted	44,898	21.59
Forfeited	(4,200)	(29.85)
Vested	(54,113)	(25.38)
Non-vested restricted stock outstanding at March 31, 2017	127,457	25.10
Granted	144,482	24.41
Forfeited	(1,638)	24.28
Vested	(52,488)	24.94
Non-vested restricted stock outstanding at March 31, 2018	217,813	$24.69

The Company recognizes compensation expense for restricted stock on a straight-line basis over the explicit vesting period. Vested restricted stock units are settled and issuable upon the earlier of the date the employee ceases to be an employee of the Company or a date certain in the future.  Stock compensation expense related to restricted stock was approximately $1.9 million for the year ended March 31, 2018 and $1.5 million for the year ended March 31, 2017. Stock compensation expense for restricted stock is accounted for in general and administrative expense in the Company’s Consolidated Statement of Operations.  At March 31, 2018, there was $4.4 million of unvested compensation expense of the restricted stock, which is expected to be recognized over a weighted average period of 2.7 years.

Performance Stock Units

During the year ended March 31, 2018, the Company awarded 71,843 performance stock units under the 2014 Stock Plan.   These performance stock units represent the number of shares of the Company’s common stock that the recipient would receive upon the Company’s attainment of the applicable performance goals. The units will vest in full upon attainment of the performance goals.  Performance is based upon achievement, prior to January 13, 2020, of (A) a Final Order from the FCC providing for the creation and allocation of licenses for spectrum in the 900 MHz band consisting of paired blocks of contiguous spectrum, each containing at least 3 MHz of contiguous spectrum, authorized for broadband wireless communications uses and (B) the lack of objection by the Company's Board of Directors to the terms and conditions  (including, but not limited to, the rebanding, clearing and relocation procedures, license assignment and award mechanisms, and technical and operational rules) set forth or referenced in the Final Order.

A summary of the Performance stock activity for the years ended March 31, 2018 and 2017 is as follows:

		Weighted
		Average
	Performance	Grant Day
	Stock	Fair Value
Performance stock outstanding at March 31, 2016	37,295	$25.81
Granted	—	—
Forfeited	—	—
Vested	—	—
Performance stock outstanding at March 31, 2017	37,295	25.81
Granted	71,843	22.75
Forfeited	—	—
Vested	—	—
Performance stock outstanding at March 31, 2018	109,138	$23.80

For the year end March 31, 2018, there was no stock compensation expense recognized for the performance units.  At March 31, 2018, there was approximately $2.6 million of unvested compensation expense.

Stock Options

A summary of Stock Option activity for the years ended March 31, 2018 and 2017 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Options outstanding at March 31, 2016	1,693,200	$22.91
Options granted	110,000	24.59
Options exercised	(16,000)	(19.58)
Options forfeited/expired	(53,605)	(31.04)
Options outstanding at March 31, 2017	1,733,595	22.79
Options granted	252,945	25.39
Options exercised	(5,740)	(18.69)
Options forfeited/expired	(12,426)	(26.91)
Options outstanding at March 31, 2018	1,968,374	$23.11	6.87	$14,913,414
Exercisable at March 31, 2018	1,252,882	$22.32	6.42	$10,328,871
Total vested or expected to vest at March 31, 2018	1,952,859	$23.09	6.86	$14,838,577

The intrinsic value of options exercised was approximately $73,000 at March 31, 2018.

The stock options to purchase shares of common stock awarded during the fiscal year ended March 31, 2018 have a ten-year contractual life and 25% will vest on the first anniversary of grant, and the remainder will vest in three equal annual installments thereafter.  In addition, a stock option to purchase 100,000 shares of common stock awarded to a consultant during the twelve months ended March 31, 2018 vest monthly over four years.  Shares granted to employees are subject to vesting, future settlement conditions and other such terms as determined by the Board of Directors and set forth in the applicable award agreements.

Additional information regarding stock options outstanding at March 31, 2018 is as follows:

							Weighted
				Weighted			Average
				Average	Weighted		Exercise Price
Exercise			Number	Remaining	Average	Options	of Shares
Prices			Outstanding	Life in Years	Exercise Price	Exercisable	Exercisable
$13.25	-	$20.00	1,127,378	6.05	$19.75	859,065	$19.67
20.01	-	46.23	760,445	8.05	25.49	350,579	25.65
46.24	-	72.85	80,551	7.09	47.87	43,238	47.96
			1,968,374	6.87	$23.11	1,252,882	$22.32

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

The following assumptions were used to calculate the fair value of options:

	Year Ended	Year Ended
	March 31, 2018	March 31, 2017
Risk-free interest rate	1.76% to 2.73%	1.07% to 2.39%
Dividend yield	-%	-%
Volatility	49.05%	46%
Expected term	5 years	5 years
Forfeiture rate	3%	2%

Performance Stock Options

During the year ended March 31, 2018, the Company awarded options to purchase 129,945 shares of common stock with an average exercise price of $25.84 that vest immediately upon meeting certain performance conditions.  These options have a ten-year contractual life.  The performance options will vest in full upon attainment of the performance goals.  Performance is based upon achievement, prior to January 13, 2020, of (A) a Final Order from the FCC providing for the creation and allocation of licenses for spectrum in the 900 MHz band consisting of paired blocks of contiguous spectrum, each containing at least 3 MHz of contiguous spectrum, authorized for broadband wireless communications uses and (B) the lack of objection by the Company's Board of Directors to the terms and conditions  (including, but not limited to, the rebanding, clearing and relocation procedures, license assignment and award mechanisms, and technical and operational rules) set forth or referenced in the Final Order.

A summary of the Performance Stock Options as of March 31, 2018 and 2017 is as follows:

	Performance Options	Weighted Average Exercise Price	Weighted Average ContractualTerm	Aggregate Intrinsic Value
Performance Options outstanding at March 31, 2016	50,000	$25.81
Performance Options granted	—	—
Performance Options exercised	—	—
Performance Options forfeited/expired	—	—
Performance Options outstanding at March 31, 2017	50,000	25.81
Performance Options granted	129,945	25.84
Performance Options exercised	—	—
Performance Options forfeited/expired	—	—
Performance Options outstanding at March 31, 2018	179,945	$25.83	8.87	$—

Stock compensation expense related to the amortization of the fair value of service based stock options issued was approximately $3.7 million, $3.2 million and $4.6 million for the years ended March 31, 2018, 2017, and 2016 respectively. There was no stock compensation expense related to the performance stock options issued.  Stock compensation expense is included as part of general and administrative expense in the accompanying Consolidated Statement of Operations. The weighted average fair value for the stock option awards granted for the fiscal year ended March 31, 2018 was $11.63. As of March 31, 2018, there was approximately $5.0 million of unrecognized compensation cost related to non-vested share options granted under the Company’s stock option plans, of which $3.0 million pertains to the non-performance based stock options. The cost of the service based stock options is expected to be recognized over a weighted-average period of 2.7 years.

Warrants

A summary of Warrant activity is as follows:

	Warrants	Weighted Average Exercise Price
Warrants outstanding at March 31, 2016	6,039	$82.79
Expired	(6,039)	(82.79)
Warrants outstanding at March 31, 2017	—	$—
Issued, cancelled, expired	—	—
Warrants outstanding at March 31, 2018	—	$—

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

11.  Supplemental Disclosure of Cash Flow Information

For the year ended March 31, 2018, the Company paid in cash approximately $95,000 in taxes and approximately $3,000 in interest.  The Company paid in cash approximately $40,000 in taxes and approximately $5,000 in interest during the year ended March 31, 2017.  The Company paid approximately $4,000 in taxes and approximately $3,000 in interest payments for the year ended March 31, 2016.

During the year ended March 31, 2017, the Company entered into a barter transaction with a third party whereby it acquired wireless licenses valued at approximately $307,000 consisting of approximately $269,000 related to use of the Company’s network along with radios and approximately $39,000 in cash. The Company capitalized asset retirement obligations that amounted to approximately $34,000 and $52,000, respectively, for the years ended March 31, 2018 and March 31, 2017.

During the 2016 fiscal year, the Company purchased wireless licenses valued at $1.5 million consisting of $200,000 in cash and approximately $1.3 million in the form of a promissory note (see Note 8).  The Company capitalized asset retirement obligations that amounted to approximately $204,000.

12.  Commitments and contingencies

Leasing Obligations

The Company is obligated under certain lease agreements for office space whose leases expire on various dates from January 7, 2019 through March 31, 2027, which includes a ten-year lease extension for the corporate office. The Company entered into multiple lease agreements for tower space related to its TeamConnect business. The lease expiration dates range from February 28, 2020 to June 30, 2026.

Rent expense amounted to approximately $2.5 million, approximately $1.9 million, and approximately $1.1 million for the years ended March 31, 2018, 2017, and 2016, respectively, of which approximately $1.6 million, approximately $1.4 million, and approximately $0.7 million, respectively, was classified as cost of revenue and the remainder of approximately $0.9 million, approximately $0.5 million, and approximately $0.4 million, respectively, was classified in operating expenses in the Consolidated Statements of Operations.  At March 31, 2018, accumulated deferred rent payable amounted to approximately $2.1 million and is included as part of other liabilities in the accompanying Consolidated Balance Sheet.

Aggregate rentals, under non-cancelable leases for office and tower space (exclusive of real estate taxes, utilities, maintenance and other costs borne by the Company) for the remaining terms of the leases for year ended March 31, 2018 are as follows (in thousands):

2018
2019	$2,197
2020	2,144
2021	1,846
2022	1,487
2023	1,306
After 2023	3,986
Total	$12,966

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

14.  Business Concentrations

For the year ended March 31, 2018, the Company had one Tier 1 domestic carrier that accounted for approximately 39% of operating revenue.  For the years ended March 31, 2017 and March 31, 2016, two Tier 1 carriers accounted for approximately 38% and 10% and 39% and 20%, respectively, of operating revenue.  For the 2018, 2017, and 2016 fiscal years, operating revenues principally were from domestic sales.

As of March 31, 2018, and 2017, the Company had one Tier 1 domestic carrier that accounted for approximately 53% and 67%, respectively, of its accounts receivable.

15.  Selected Quarterly Financial Data

Selected financial data by quarter was as follows (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2018 ended March 31, 2018	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	Full Year
Operating revenues	$1,465	$1,513	$1,601	$1,776	$6,355
ross loss	$(235)	$(398)	$(415)	$(495)	$(1,543)
Net loss	$(7,910)	$(8,199)	$(5,722)	$(8,797)	$(30,628)
Net loss per common share basic and diluted	$(0.55)	$(0.57)	$(0.40)	$(0.61)	$(2.12)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2017 ended March 31, 2017	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	Full Year
Operating revenues	$1,045	$1,141	$1,335	$1,264	$4,787
Gross profit (loss)	$(539)	$(534)	$(497)	$(694)	$(2,262)
Net loss	$(10,052)	$(7,833)	$(7,288)	$(14,014)	$(39,186)
Net loss per common share basic and diluted	$(0.70)	$(0.54)	$(0.51)	$(0.97)	$(2.72)

16. Subsequent Events

CEO Transition and Consulting Agreements

On April 23, 2018, the Company announced that its Board of Directors had determined that it was in the best interests of the Company and its stockholders to shift the Company’s focus and resources to pursuing its regulatory initiatives at the FCC and preparing for the future deployment of broadband and other advanced technologies and services.  In light of this continued shift in focus, the Board also approved a chief executive officer transition plan, under which, John Pescatore, the Company’s chief executive officer and president, transitioned to the position of vice chairman and Morgan O’Brien, the Company’s then-current vice chairman, assumed the position as the Company’s new chief executive officer, effective as of April 23, 2018.

In connection with the transition, the Company and Mr. Pescatore entered into a Continued Service, Consulting and Transition Agreement and a separate Consulting Agreement.  Under the Transition Agreement, Mr. Pescatore transitioned to serving as vice chairman and will continue serving as an employee of the Company through September 30, 2018, during which time he will receive his prorated annual salary and bonus.  As part of the Consulting Agreement, Mr. Pescatore will receive $66,667 per month for the first 24 months of consulting services and no fees for the remaining 12 months of consulting services.  Mr. Pescatore will also receive a bonus of $260,000 under the Company’s short-term incentive plan for his services to the Company during the fiscal year ended March 31, 2018.  The Company has agreed to pay Mr. Pescatore $140,000 on September 30, 2018 for his delivery of a Mutual Bring-Down Release.

In the quarter ended June 30, 2018, the Company will record a liability of $1.7 million for the cash payments under both the Transition and Consulting Agreements.  In addition, the Company will record an additional $2.8 million non-cash, stock compensation expense due to modifications of Mr. Pescatore’s stock grants.

Restructuring Plan

On June 1, 2018, the Company’s Board of Directors approved an initial plan to restructure its business aimed at reducing the future operating costs of its TeamConnect and pdvConnect businesses and better aligning and focusing its business priorities on its spectrum initiatives, including increasing the efficiency and capacity of its spectrum to enable the future deployment of broadband and other advanced technologies and services.  As part of the restructuring plan, the Company eliminated approximately 20 positions, or 20% of its workforce, primarily from its TeamConnect and pdvConnect businesses. The Company expects to record a restructuring charge in the first quarter of fiscal 2019 of approximately $0.3 million, primarily related to employee severance and benefit costs.  The actions associated with the restructuring announcement are anticipated to be completed by June 30, 2018.

Loss of pdvConnect Revenues

In addition, the Company recently received information from one of its Tier 1 carrier partners that the largest customer of its pdvConnect service planned to discontinue its use of that service during Fiscal 2019.  The revenues generated from this customer were $2.4 million, $1.8 million, and $1.4 million for the years ended March 31, 2018, 2017, and 2016, respectively, which represented 37%,  37% and 38% of total operating revenues for those same fiscal years, respectively.