Form 10-Q/A
period 2017-12-31
pdvWireless, Inc.
filed 2018-08-09
CIK 1304492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________

FORM 10-Q/A

____________________________________

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A") amends and restates certain items noted below in the Quarterly Report on Form 10-Q of pdvWireless, Inc. (the “Company”) for the quarter ended December 31, 2017, as originally filed with the Securities and Exchange Commission (the “SEC”) on February 6, 2018 (the “Original Filing”). This Form 10-Q/A amends the Original Filing to reflect the correction of an error in the previously reported financial statements related to the Company’s accounting treatment of its net operating losses (“NOLs”) in accordance with the new tax provisions in the Tax Cuts and Jobs Act of 2017, which was signed into law on December 22, 2017 (the “TCJA”).

Restatement

In connection with preparing its financial statements for the quarter ended June 30, 2018, the Company determined that it incorrectly interpreted the effective date of changes to the accounting treatment of its NOLs under the TCJA.  The TCJA, among other items: (i) increased the NOL carryforward period from 20-years to an indefinite carryforward period and (ii) limited the percentage of NOLs that may be used to offset taxable income to 80%.   Under the TCJA, the 80% limitation applies to NOLs arising in taxable years “beginning after” December 31, 2017, which for the Company would be its fiscal year commencing on April 1, 2018 and ending on March 31, 2019 (“Fiscal 2019”).  The TCJA, however, provides that the indefinite carryforward period applies to NOLs arising in taxable years “ending after” December 31, 2017, which for the Company would be its fiscal year beginning on April 1, 2017 and ending on March 31, 2018 (“Fiscal 2018”).   Based on these dates, NOLs generated by the Company during Fiscal 2018 would both (i) not be subject to the 80% limitation and (ii) have an indefinite life.

In preparing its financial statements for the quarter ended December 31, 2017, the Company, in consultation with its third-party tax firm, determined that it was unlikely that Congress intended to provide this double benefit to the NOLs generated by the Company during Fiscal 2018.  As a result, the Company determined that an appropriate approach would be to continue to limit the carryforward period for the NOLs it incurred during Fiscal 2018 to 20 years, rather than apply an indefinite life to those NOLs.

Based on its review of available accounting literature in connection with preparing its financial statements for the quarter ended June 30, 2018, the Company determined that it should apply the accounting changes implemented by the TCJA in accordance with the effective dates set forth in the TCJA, despite the double benefit it could recognize for the NOLs it incurred during Fiscal 2018.  Specifically, the Company determined that, based on the current language of the TCJA, the correct accounting treatment for the NOLs it generated during Fiscal 2018 is to apply an indefinite life to these NOLs and to not subject those NOLs to the 80% limitation.

Applying an indefinite life to the NOLs the Company generated in Fiscal 2018 enables the Company to utilize an increased amount of NOLs to offset the deferred tax liability created by the Company’s amortization of its indefinite-lived intangibles.  The Company determined that it should recognize an additional deferred tax benefit of $5.6 million for the three months ended December 31, 2017.  See Note 2 to the Consolidated Financial Statements included in Item 1 of this Form 10-Q/A for additional information and a reconciliation of the previously reported amounts to the restated amounts.

Internal Control over Financial Reporting

Management has reassessed its evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2017.  As a result of that reassessment, management has concluded that the Company did not maintain effective disclosure controls and procedures due to a material weakness in the Company’s internal control over financial reporting that existed at that date.  For a description of the material weakness in internal control over financial reporting and the remedial actions taken, and to be taken, to address and resolve the material weakness, see Part I, Item 4. “Controls and Procedures” of this Form 10-Q/A.

Items Amended in this Filing

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing, as amended, in its entirety; however, this Form 10-Q/A amends and restates the following Items to the extent necessary to reflect the adjustments discussed above and make corresponding revisions to the Company’s financial data cited elsewhere in this Form 10-Q/A:

• Part I, Item 1 - Financial Statements

• Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

• Part I, Item 4 - Controls and Procedures

• Part II, Item 6 - Exhibits

• Signatures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing (Exhibits 31.1, 31.2, 32.1 and 32.2), and the Company has provided its restated consolidated financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibit 101.

Except as described above, no other changes have been made to the Original Filing. This Form 10-Q/A speaks as of the date of the Original Filing and does not reflect events that may have occurred after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events.

The Company is also concurrently filing an amended Annual Report on Form 10-K/A for its fiscal year ended March 31, 2018 to amend and restate the previously issued annual and interim financial statements as a result of the same accounting error described above.

pdvWireless, Inc.

FORM 10-Q/A

For the quarterly period ended December 31, 2017

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q/A includes statements of our expectations, intentions, plans, and beliefs that constitute “forward-looking statements.”    These forward-looking statements are principally, but not solely, contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements include, but are not limited to, statements about our strategies, plans, objectives, expectations, intentions, expenditures and assumptions and other statements contained herein that are not historical facts. Our forward-looking statements are generally, but not always, accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “should,” “will,” “may,” “plan,” “goal,” “can,” “could,” “continuing,” “ongoing,” “intend” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and projections about future events and financial, market and business trends. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause our actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. Many of these risks, uncertainties and other factors are beyond our ability to control, influence, or predict. The most significant of these risks, uncertainties and other factors are described in “Item 1A—Risk Factors” in Part II of this Form 10-Q/A and in our Annual Report on Form 10-K for the year ended March 31, 2017 filed with the Securities and Exchange Commission (the “SEC”) on June 6, 2017 and in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 filed with the SEC on August 8, 2017.    As a result, investors are urged not to place undue reliance on any forward-looking statements.  These forward-looking statements reflect our views and assumptions only as of the date such forward-looking statements were made. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1:  Consolidated Financial Statements

pdvWireless, Inc.

Consolidated Balance Sheets

December 31, 2017 (As Restated) and March 31, 2017

(dollars in thousands, except share data)

	December 31,	March 31,
	2017 (As restated)	2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$104,244	$124,083
Accounts receivable, net of allowance for doubtful accounts of $63 and $53	764	636
Inventory	125	128
Prepaid expenses and other current assets	1,434	874
Total current assets	106,567	125,721
Property and equipment	13,356	14,509
Intangible assets	106,606	104,676
Capitalized patent costs, net	201	210
Other assets	578	370
Total assets	$227,308	$245,486
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$3,949	$3,399
Accounts payable - officers	40	36
Current portion of note payable	497	497
Deferred revenue	807	789
Total current liabilities	5,293	4,721
Noncurrent liabilities
Deferred revenue	4,450	5,033
Deferred income taxes	—	6,498
Other liabilities	2,135	1,338
Total liabilities	11,878	17,590
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized and no shares outstanding at December 31, 2017 and March 31, 2017	—	—
Common stock, $0.0001 par value per share, 100,000,000 shares authorized and 14,469,237 shares issued and outstanding at December 31, 2017 and 14,358,564 shares issued and outstanding at March 31, 2017	1	1
Additional paid-in capital	334,310	330,566
Accumulated deficit	(118,881)	(102,671)
Total stockholders' equity	215,430	227,896
Total liabilities and stockholders' equity	$227,308	$245,486

See accompanying notes to consolidated financial statements

pdvWireless, Inc.

Consolidated Statements of Operations

Three and Nine Months Ended December 31, 2017 (As Restated) and 2016

(dollars in thousands, except share data)

(Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
	2017 (As restated)	2016	2017 (As restated)	2016
Operating revenues
Service revenue	$1,232	$976	$3,500	$2,627
Spectrum lease revenue	182	182	547	547
Other revenue	187	177	532	349
Total operating revenues	1,601	1,335	4,579	3,523
Cost of revenue
Sales and service	2,016	1,832	5,628	5,091
Gross loss	(415)	(497)	(1,049)	(1,568)
Operating expenses
General and administrative	5,464	4,847	15,341	18,069
Sales and support	1,619	1,421	5,009	3,857
Product development	592	539	1,772	1,734
Total operating expenses	7,675	6,807	22,122	23,660
Loss from operations	(8,090)	(7,304)	(23,171)	(25,228)
Interest expense	(1)	(1)	(2)	(4)
Interest income	197	25	494	73
Other income (expense)	(9)	(8)	(29)	(13)
Loss before income taxes	(7,903)	(7,288)	(22,708)	(25,172)
Income tax benefit	(7,804)	—	(6,498)	—
Net loss	$(99)	$(7,288)	$(16,210)	$(25,172)
Net loss per common share basic and diluted	$(0.01)	$(0.51)	$(1.12)	$(1.75)
Weighted-average common shares used to compute basic and diluted net loss per share	14,451,313	14,396,212	14,445,627	14,385,002

See accompanying notes to consolidated financial statements

pdvWireless, Inc.

Consolidated Statement of Stockholders’ Equity/(Deficiency)

Nine Months Ended December 31, 2017 (As Restated)

(dollars in thousands, except share data)

(Unaudited)

	Number of Shares
	Preferred		Preferred
	Stock	Common	Stock	Common	Additional	Accumulated
	Series AA	Stock	Series AA	Stock	Paid-in Capital	Deficit	Total
Balance at March 31, 2017	—	14,442,368	$—	$1	$330,566	$(102,671)	$227,896
Equity based compensation*	—	14,788	—	—	3,510	—	3,510
Stock option exercises	—	12,081	—	—	234	—	234
Net loss	—	—	—	—	—	(16,210)	(16,210)
Balance at December 31, 2017 (As restated)	—	14,469,237	$—	$1	$334,310	$(118,881)	$215,430

* includes restricted shares

See accompanying notes to consolidated financial statements

pdvWireless, Inc.

Consolidated Statements of Cash Flows

Nine Months Ended December 31, 2017 (As Restated) and 2016

(dollars in thousands)

(Unaudited)

	Nine months
	December 31,
	2017 (As restated)	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,210)	$(25,172)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	2,103	1,626
Non-cash compensation expense attributable to stock awards	3,998	3,637
Deferred income taxes	(6,498)	—
Bad debt expense	26	43
Loss on disposal of assets	36	—
Changes in operating assets and liabilities
Accounts receivable	(153)	(384)
Inventory	3	49
Prepaid expenses and other assets	(769)	(327)
Accounts payable and accrued expenses	550	51
Accounts payable - officers	4	(28)
Deferred revenue	(565)	(598)
Other liabilities	569	502
Net cash flows used by operating activities	(16,906)	(20,601)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible assets	(1,930)	(504)
Purchases of equipment	(749)	(1,671)
Payments for patent costs	—	(1)
Net cash used by investing activities	(2,679)	(2,176)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercise	234	—
Taxes withheld and paid on employee stock awards	(488)	—
Net cash used by financing activities	(254)	—
Net change in cash and cash equivalents	(19,839)	(22,777)
CASH AND CASH EQUIVALENTS
Beginning of the period	124,083	153,463
End of the period	$104,244	$130,686

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

2.      Restatement of Previously Issued Financial Statements

In connection with preparing its financial statements for the quarter ended June 30, 2018, the Company determined that it incorrectly interpreted the effective date of  changes in the accounting treatment of its net operating losses (“NOLs”) in accordance with the new tax provisions in the Tax Cuts and Jobs Act of 2017, which was signed into law on December 22, 2017 (the “TCJA”).  The TCJA, among other items: (i) increased the NOL carryforward period from 20-years to an indefinite carryforward period and (ii) limited the percentage of NOLs that may be used to offset taxable income to 80%.

Under the TCJA, the 80% limitation applies to NOLs arising in taxable years “beginning after” December 31, 2017, which for the Company would be its fiscal year commencing on April 1, 2018 and ending on March 31, 2019 (“Fiscal 2019”).  The TCJA, however, provides that the indefinite carryforward period applies to NOLs arising in taxable years “ending after” December 31, 2017, which for the Company would be its fiscal year beginning on April 1, 2017 and ending on March 31, 2018 (“Fiscal 2018”).   Based on these dates, NOLs generated by the Company during Fiscal 2018 would both (i) not be subject to the 80% limitation and (ii) have an indefinite life.

In preparing its financial statements for quarterly period ended December 31, 2017, the Company, in consultation with its third-party tax firm, determined that it was unlikely that Congress intended to provide this double benefit to the NOLs generated by the Company during Fiscal 2018.  As a result, the Company determined that an appropriate approach would be to continue to limit the carryforward period for its 2018 NOLs to 20 years, rather than apply an indefinite life to these NOLs.

Based on its review of available accounting literature in connection with preparing its financial statements for the quarter ended June 30, 2018, the Company determined that it should apply the accounting changes implemented by the TCJA in accordance with the effective dates set forth in the TCJA.  Specifically, the Company determined that, based on the current language of the TCJA, the correct accounting treatment for the NOLs it generated during Fiscal 2018 is to apply an indefinite life to those NOLs.

Applying an indefinite life to the NOLs the Company generated during Fiscal 2018 enables the Company to utilize an increased amount of NOLs to offset the deferred tax liability created by the Company’s amortization of its indefinite-lived intangibles.

The table below sets forth the consolidated balance sheet, including the balances originally reported, the adjustments and the as restated balances for the quarterly period ended December 31, 2017(in thousands):

	December 31, 2017
	As
	Originally
	Reported	Adjustments	As Restated
Liabilities
Deferred income tax liability	$5,623	$(5,623)	$—
Total liabilities	17,501	(5,623)	11,878

Stockholders' Equity
Accumulated deficit	$(124,504)	$5,623	$(118,881)
Total stockholders' equity	209,807	5,623	215,430

The table below sets forth the consolidated statements of operations, including the balances originally reported, the adjustments and the as restated balances for the three and nine month periods ended December 31, 2017(in thousands, except per share data):

	Three months ended December 31, 2017			Nine months ended December 31, 2017
	As			As
	Originally			Originally
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated
Income tax benefit	$(2,181)	$(5,623)	$(7,804)	$(875)	$(5,623)	$(6,498)
Net loss	(5,722)	5,623	(99)	(21,833)	5,623	(16,210)
Net loss per common share basic and diluted	$(0.40)	$0.39	$(0.01)	$(1.51)	$0.39	$(1.12)

The table below sets forth the consolidated statements of cash flows from operating activities, including the balance originally reported, the adjustments and the as restated balance for the nine month period ended December 31, 2017(in thousands):

	Nine months ended December 31, 2017
	As
	Originally
	Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,833)	$5,623	$(16,210)
Adjustments to reconcile net loss to net cash used by operating activities
Deferred Income Tax	(875)	(5,623)	(6,498)
Net cash flows used by operating activities	$(16,906)	—	$(16,906)

The restatement had no impact on cash flows from investing activities or financing activities.

The table below sets forth the consolidated statement of stockholders’ equity, including the balance originally reported, the adjustments and the as restated balance for the quarterly period ended December 31, 2017(in thousands):

		Total
	Accumulated	Stockholders'
	Deficit	Equity
Balance at December 31, 2017, As Reported	$(124,504)	$209,807
Adjustments	5,623	5,623
Balance at December 31, 2017, As Restated	$(118,881)	$215,430

In addition to the restated consolidated financial statements, the information contained in Note 8 – Income Taxes has been amended and restated.

3.      Summary of Significant Accounting Policies

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

Subsequent Events Evaluation by Management

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were originally issued. See Note 14 Subsequent Events below.

4.      Property and Equipment

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

7.      Note Payable

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

8.      Income Taxes –  As Amended and Restated

On December 22, 2017, the President signed the TCJA into law. Included in the law is a provision that operating losses incurred in years ending after December 31, 2017 may be carried forward indefinitely. The Company now can consider indefinite lived assets and the associated deferred tax liability as a source of future taxable income when assessing the potential to realize future tax deductions from indefinite carryforwards of net operating losses and interest expense. For the three months ended December 31, 2017, the Company recorded a discrete tax benefit of $7.8 million related to the reduction in valuation allowance related to the offset of the nine months ending December 31, 2017 net operating loss against the deferred tax liability from the indefinite-lived intangibles. For the nine months ended December 31, 2017, the Company has recorded a total tax benefit of $6.5 million. For the three and nine months ended December 31, 2016, the Company recorded no tax expense or benefit.

In response to the enactment of the TCJA in late 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address situations where the accounting is incomplete for certain income tax effects of the TCJA upon issuance of an entity’s financial statements for the reporting period in which the TCJA was enacted. Under SAB 118, a company may record provisional amounts during a measurement period for specific income tax effects of the TCJA for which the accounting is incomplete but a reasonable estimate can be determined, and when unable to determine a reasonable estimate for any income tax effects, report provisional amounts in the first reporting period in which a reasonable estimate can be determined. The Company has recorded the impact of the tax effects of the TCJA, relying on estimates where the accounting is incomplete as of December 31, 2017. As guidance and technical corrections are issued in the upcoming quarters, the Company will record updates to its original provisional estimates.

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

14.    Subsequent Events

On February 6, 2018, the Company entered into a Controlled Equity OfferingSM Sales Agreement and a Sales Agreement (collectively, the “Sales Agreements”) with Cantor Fitzgerald & Co. and B. Riley FBR, Inc., respectively (collectively, the “Agents”), and registered the sale of up to an aggregate of $40,000,000 in shares of its Common Stock in at-the-market sales transactions pursuant to the Sales Agreements.  See Item 5 Other Information of Part II of this Quarterly Report on Form 10-Q/A for additional information regarding the Sales Agreements and the registration of the sale of the Company’s Common Stock in at-the-market sales transactions.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This discussion and analysis of the financial condition and results of operations of pdvWireless, Inc. (“PDV,” the “Company”, “we”, “us”, or “our”) should be read in conjunction with our financial statements and notes thereto included in this Form 10-Q/A and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2017, filed with the SEC on June 6, 2017.  In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those identified or referenced in “Item 1A—Risk Factors” in Part II of this Form 10-Q/A and in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.  As a result, investors are urged not to place undue reliance on any forward-looking statements.  Except to the limited extent required by applicable law, the Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of the filing of the Original Filing.

Explanatory Note

This Form 10-Q/A amends and restates the Company’s unaudited consolidated financial statements and related disclosures in Part I, Item 1, “Financial Statements” for the three and nine month periods ended December 31, 2017 to reflect the correction of an error discussed in Note 2 to our unaudited consolidated financial statements.  Accordingly, we have amended the following Management’s Discussion and Analysis of Financial Condition and Results of Operations to the extent necessary to reflect the effects of these amendments and restatements.

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

We believe that the areas described below are the most critical to aid in fully understanding and evaluating our reported financial results, as they require management’s most significant judgments in the application of accounting policy or in making estimates and assumptions that are inherently uncertain and that may change in subsequent periods. Our significant accounting policies are set forth in Note 3 to our consolidated financial statements. Of those policies, we believe that the policies discussed below may involve a higher degree of judgment and may be more critical to an accurate reflection of our financial condition and results of operations.

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

Results of Operations

Comparison of the three and nine months ended December 31, 2017 (as restated) and 2016

The following table sets forth our results of operations for the three and nine months ended December 31, 2017 (as restated) and 2016. The period-to-period comparison of financial results is not necessarily indicative of the financial results we will achieve in future periods.

	Three months ended		Nine months ended
(dollars in thousands, except share data)	December 31,		December 31,
	2017 (As restated)	2016	2017 (As restated)	2016
Operating revenues	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Service revenue	$1,232	$976	$3,500	$2,627
Spectrum lease revenue	182	182	547	547
Other revenue	187	177	532	349
Total operating revenues	1,601	1,335	$4,579	$3,523
Cost of revenue
Sales and service	2,016	1,832	5,628	5,091
Gross loss	(415)	(497)	(1,049)	(1,568)
Operating expenses
General and administrative	5,464	4,847	15,341	18,069
Sales and support	1,619	1,421	5,009	3,857
Product development	592	539	1,772	1,734
Total operating expenses	7,675	6,807	22,122	23,660
Loss from operations	(8,090)	(7,304)	(23,171)	(25,228)
Interest expense	(1)	(1)	(2)	(4)
Interest income	197	25	494	73
Other income (expense)	(9)	(8)	(29)	(13)
Loss before income taxes	(7,903)	(7,288)	(22,708)	(25,172)
Income tax expense	(7,804)	—	(6,498)	—
Net loss	$(99)	$(7,288)	$(16,210)	$(25,172)
Net loss per common share basic and diluted	$(0.01)	$(0.51)	$(1.12)	$(1.75)
Weighted-average common shares used to compute basic and diluted net loss per share	14,451,313	14,396,212	14,445,627	14,385,002

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

Income tax expense.  A non-cash income tax benefit of $7.8 million and $6.5 million for the three and nine months ended December 31, 2017 compared to none in the prior year. The tax benefit for both periods resulted from the passage of the Tax Cuts and Jobs Act (“TCJA”) on December 22, 2017 that included a provision whereby the operating losses incurred in years ending after December 31, 2017 may be carried forward indefinitely.  We treat the indefinite lived assets and the associated deferred tax liability as a source of future taxable income when assessing the potential to realize future tax deductions from indefinite carryforwards of net operating losses.  The income tax benefit for the quarter reduced the valuation allowance.

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

Net cash used by operating activities. Net cash used in operating activities was $16.9 million for the nine months ended December 31, 2017, as compared to $20.6 million for the nine months ended December 31, 2016. The majority of net cash used by operating activities during the nine months ended December 31, 2017 resulted from the net loss of $16.2 million, which includes the costs incurred to support our DispatchPlus business, partially offset by the deferred tax benefit of $6.5 million and by a reduction in stock-based compensation of $4.0 million.  The majority of net cash used by operating activities during the nine months ended December 31, 2016 resulted from the net loss of $25.2 million, which includes the costs incurred to support our DispatchPlus business, partially offset by a reduction in stock-based compensation of $3.6 million.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2017 at the time we filed our Original Report with the SEC on February 6, 2018.  At that time, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Subsequent to the evaluation made in connection with the Original Filing, our management, including our Chief Executive Officer and Chief Financial Officer re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures in connection with the restatement described in Note 2 to the financial statements.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2017 because of a material weakness in our internal control over financial reporting which existed at that date and is discussed below.

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

Subsequent to filing the Original Filing, an error was discovered related to our interpretation and application of the effective date of  changes in the accounting treatment of our net operating losses instituted by the Tax Cuts and Jobs Act of 2017, which was signed into law on December 22, 2017 (the “TCJA”).  This error, which was not detected timely by management, was the result of an inadequate design of controls pertaining to the Company’s review and analysis of changing tax legislation.  The deficiency represents a material weakness in the Company’s internal control over financial reporting.

Management has taken steps and is actively engaged in taking additional steps to remediate the material weakness identified above.  The remediation plan includes (i) the implementation of new controls designed to evaluate the appropriateness of income tax policies and procedures, (ii) additional training focused on new tax legislation and (iii) reviewing and evaluating tax guidelines published by the major accounting firms.

Management believes the measures described above and others that may be implemented will remediate the material weakness identified.  As management continues to evaluate and improve the Company’s internal control over financial reporting, it may decide to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures identified.

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

Item 1A.  Risk Factors.

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Form 10-Q/A as well as the risk factors disclosed in our Annual Report on Form 10-K for the year ended March 31, 2017, filed with the Securities and Exchange Commission (the “SEC”) on June 6, 2017 (the “Form 10-K”) and in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, filed with the SEC on August 8, 2017 (the ”First Quarter Form 10-Q”).  There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K and in our First Quarter Form 10-Q.  Any of the risks discussed in this Form 10-Q/A, in our Annual Report on Form 10-K and in our First Quarter Form 10-Q, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

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

The foregoing description of the Sales Agreements is not complete and is qualified in its entirety by reference to the full text of such agreements, copies of which are filed as Exhibit 10.1 and Exhibit 10.2, respectively, our Original Filing and are incorporated herein by reference. The opinion of our counsel regarding the validity of the Shares that will be issued pursuant to the Sales Agreements is also filed as Exhibit 5.1 to our Original Filing.

This Quarterly Report on Form 10-Q/A shall not constitute an offer to sell or the solicitation of an offer to buy the Shares, nor shall there be any offer, solicitation, or sale of the Shares in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

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

4.3(1)	Amended and Restated Investor Rights Agreement, dated October 2010, by and among the Company and investors named therein.
4.4(1)	Amendment and Waiver of Rights under Amended and Restated Investor Rights Agreement, approved May 30, 2014, by and among the Company and the investors named therein.
5.1+	Opinion of Gunderson Dettmer Stough Villeneuve Franklin & Hachigian, LLP
10.1+	Controlled Equity OfferingSM Sales Agreement, dated February 6, 2018, by and between the Company and Cantor Fitzgerald & Co.
10.2+	Sales Agreement, dated February 6, 2018, by and between the Company and B. Riley FBR, Inc.
23.1+	Consent of Gunderson Dettmer Stough Villeneuve Franklin & Hachigian, LLP (included in Exhibit 5.1)
31.1#

Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#

Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

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

(3)Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36827), filed with the SEC on June 27, 2017.

#Filed herewith.

+Filed with the original filing of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2018 (File No. 001-36827), filed with the SEC on February 6, 2018.

*The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q/A and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

pdvWireless, Inc.

Date:	August 9, 2018	/s/ Morgan E. O’Brien
Morgan E. O’Brien
Chief Executive Officer (Principal Executive Officer)

/s/ Timothy A. Gray
Timothy A. Gray
Chief Financial Officer (Principal Financial and Accounting Officer)