Form 10-K/A
period 2018-03-31
pdvWireless, Inc.
filed 2018-08-09
CIK 1304492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________________

FORM 10-K /A

______________________________________________

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Form 10K/A”) amends and restates certain items noted below in the Annual Report on Form 10-K of pdvWireless, Inc. (the “Company”) for the fiscal year ended March 31, 2018, as originally filed with the Securities and Exchange Commission (the “SEC”) on June 5, 2018 (the “Original Filing”).  This Form 10-K/A restates the Company’s Consolidated Financial Statements and related disclosures as of and for the year ended March 31, 2018 (including the unaudited fiscal third quarter ended December 31, 2017) to reflect the correction of an error in the previously reported financial statements related to the Company’s accounting treatment of its net operating losses (“NOLs”) in accordance with the new tax provisions in the Tax Cuts and Jobs Act of 2017, which was signed into law on December 22, 2017 (the “TCJA”).

Background and Effect of Restatement

In connection with preparing its financial statements for the quarter ended June 30, 2018, the Company determined that it incorrectly interpreted the effective dates of changes in the accounting treatment of its NOLs under the TCJA.  The TCJA, among other items: (i) increased the NOL carryforward period from 20-years to an indefinite carryforward period and (ii) limited the percentage of NOLs that may be used to offset taxable income to 80%.

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

In preparing its financial statements in the Original Filing, the Company, in consultation with its third-party tax firm, determined that it was unlikely that Congress intended to provide this double benefit to the NOLs generated by the Company during Fiscal 2018.  As a result, the Company determined that an appropriate approach would be to continue to limit the carryforward period for the NOLs it incurred during Fiscal 2018 to 20 years, rather than apply an indefinite life to those NOLs.

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

Applying an indefinite life to the NOLs the Company generated in Fiscal 2018 enables the Company to utilize an increased amount of NOLs to offset the deferred tax liability created by the Company’s amortization of its indefinite-lived intangibles.  The Company determined that it should recognize an additional deferred tax benefit of $5.6 million for the three months ended December 31, 2017 and $6.0 million for the fiscal year ended March 31, 2018.

See Note 2 to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K /A for additional information and a reconciliation of the previously reported amounts in the Original Filing to the restated amounts this Form 10-K/A.

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

At the time we filed our Original Filing, our management, under the supervision of our Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, management determined that, as of March 31, 2018, the Company maintained effective internal control over financial reporting.

Subsequent to the evaluation made in connection with the Original Filing, our management, including our Chief Executive Officer and Chief Financial Officer, re-assessed the effectiveness of the Company’s internal control over financial reporting.  Based on that assessment, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was not effective as of March 31, 2018 because a material weakness in the design of the Company’s controls pertaining to its review and analysis of changing tax legislation.  For a description of the material weakness in our internal control over financial reporting and the remedial actions we have taken, and plan to take in the future, to address and resolve the material weakness, see Part II, Item 9A. “Controls and Procedures” of this Form 10-K/A.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness, as of March 31, 2018, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e), at the time we filed our Original Filing. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Subsequent to the evaluation made in connection with the Original Filing, our management, including our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2018 because of the material weakness in our internal control over financial reporting which existed at that date and is discussed above.

Items Amended in This Filing

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing, as amended, in its entirety; however, this Form 10-K/A amends and restates the Items noted below to the extent necessary to reflect the adjustments discussed above and make corresponding revisions to the Company’s financial data cited elsewhere in this Form 10-K/A.    References throughout this document to “Form 10-K” have been amended to “Form 10-K/A” where appropriate.  Except as noted below, this Amendment does not affect any other parts of the Original Filing, nor does it reflect events occurring after the date of the Original Filing or amend or otherwise update any information in the Original Filing.  The following Items have been amended as a result of the restatement:

•	Part I, Item 1A. Risk Factors
•	Part II, Item 6. Selected Financial Data
•	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk
•	Part II, Item 8. Financial Statements and Supplementary Data
•	Part II, Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
•	Part II, Item 9A. Controls and Procedures
•	Part IV, Item 15. Exhibits and Financial Statement Schedules

This Form 10-K/A also includes information (See Part III, Items 10 through 14) that we incorporated by reference into the Original Filing from our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, which we filed with the SEC on June 29, 2018.  We also amended the information in Part III, Item 10 to reflect the results of our 2018 Annual Meeting of Stockholders.

In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to include the currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. These certifications are included with this Form 10-K/A as Exhibits 31.1, 31.2, and 32.1, respectively.

pdvWireless, Inc.

FORM 10-K/A

For the fiscal year ended March 31, 2018

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Various statements contained in this Annual Report on Form 10-K/A (the “Annual Report”), including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. Our forward-looking statements are generally, but not always, accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “should,” “will,” “may,” “plan,” “goal,” “can,” “could,” “continuing,” “ongoing,” “intend” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and projections, and related assumptions, about future events and financial trends. While our management considers these expectations, projections and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. There can be no assurance that actual developments will be those anticipated by us. Actual results may differ materially from those expressed or implied in these statements as a result of significant risks and uncertainties, including, but not limited to:

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

Recent Developments.  On June 1, 2018, our Board of Directors approved an initial plan to restructure our business aimed at reducing the future operating costs of our TeamConnect and pdvConnect businesses and better aligning and focusing our business priorities on our spectrum initiatives, including increasing the efficiency and capacity of our spectrum to enable the future deployment of broadband and other advanced technologies and services.  As part of the restructuring plan, we eliminated approximately 20 positions, or 20% of our workforce, primarily from our TeamConnect and pdvConnect businesses.  In addition, we received information from one of our Tier 1 carrier partners that the largest customer of our pdvConnect service planned to discontinue its use of that service during Fiscal 2019.  The revenues we generated from this customer were $2.4 million, $1.8 million, and $1.4 million for the years ended March 31, 2018, 2017, and 2016, respectively, which represented 37%, 37% and 38% of our total operating revenues for those same fiscal years, respectively.

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

ITEM 1A.  RISK FACTORS

You should carefully consider the following risk factors, together with the other information contained in this Form 10-K/A and our other reports and filings made with the SEC, in evaluating our business and prospects. If any of the risks discussed in this Form 10-K/A occur, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected, in which case the trading price of our common stock could decline significantly. Some statements in this Form 10-K/A, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Cautionary Statement Concerning Forward-Looking Statements.”

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

Although we were incorporated in 1997, our business model and strategy changed significantly following our acquisition of 900 MHz spectrum licenses in September 2014.  Following this acquisition, we developed and deployed our TeamConnect service in seven major metropolitan markets in the United States.  We also commenced an FCC rulemaking process aimed at increasing the usability and capacity of our spectrum assets. As a result, the ability to forecast our future operating results is limited and subject to a number of risks and uncertainties, including our ability to accurately forecast and estimate our future revenues and the expenses and time required to pursue our spectrum initiatives and business opportunities. We have encountered, and expect to continue to encounter, risks and uncertainties frequently experienced by new businesses in highly competitive, technical and rapidly changing markets. If our assumptions regarding these risks and uncertainties are incorrect or change in reaction to changes in our markets, in our FCC regulatory processes, in our business plans or opportunities, in PTT or other communications technologies, in economic conditions, or if we do not manage or address these risks and uncertainties successfully, our results of operations could differ materially and adversely from our expectations.

As a new and unproven business, any future success will depend, in large part, on our ability to, among other things:

•

achieve a successful outcome in the current FCC proceedings, resulting in a realignment of our spectrum band to increase its usability and capacity, including for the future deployment of broadband technologies and services;

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

We have incurred net losses each year since our inception, including net losses of $24.6 million, $39.2 million and $21.8 million in the fiscal years ended March 31, 2018, 2017 and 2016, respectively. We expect to continue to incur significant net losses in the future for a number of reasons, including without limitation, the anticipated loss of our largest customer of our pdvConnect business , the costs and loss of revenue resulting from the initial restructuring plan and any future restructuring actions approved by our Board of Directors for our TeamConnect and pdvConnect businesses, and the other risks and uncertainties described in this Annual Report related to the commercialization of our TeamConnect service and the pursuit of our spectrum and business initiatives.  Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in levels of revenue below our current expectations, or losses or expenses that exceed our current expectations.  If our losses or expenses exceed our expectations or our revenue assumptions are not met in future periods, we may never achieve or maintain profitability in the future.

 We may fail to effectively execute the initial and any future restructuring plan approved for our TeamConnect and pdvConnect businesses, which could result in total costs that are greater than expected and cause us not to achieve the expected long-term operational benefits.

In June 2018, we announced an initial plan to restructure our business aimed at reducing the future operating costs of our narrowband operations and better aligning and focusing our business priorities on our spectrum initiatives aimed at modernizing and realigning the 900 MHz band to increase its usability and capacity, including for the future deployment of broadband and other advanced technologies and services.  Our Board of Directors and management team have commenced a comprehensive review and assessment of our existing TeamConnect business in our initial seven markets, its prospects both as a stand-alone business and as a complementary business to potential future 900 MHz broadband network deployments in those markets.   Based on this assessment, our Board has authorized further workforce reductions, including most of our sales and marketing personnel, and other cost reduction initiatives and may continue to authorize additional cost reduction initiatives in the future.  Risks associated with these actions include unexpected costs, higher customer churn and reduced revenues, liabilities and legal actions, adverse effects on employee morale and the Company’s business operations.  We may fail to effectively execute any restructuring plans approved by our Board as a result of these risks.  Any failure to properly execute the restructuring plans approved by our Board could result in total costs that are greater than expected, lower revenues, and cause us not to achieve the expected long-term operational benefits and adversely affect our financial condition, operating results and future operations.

We may not be able to successfully operate our TeamConnect business.

Our PTT networks and our TeamConnect service target a very specific niche of potential enterprise customers within the existing market for wireless communications services. The subset of the market we targeted with our PTT networks and our TeamConnect service did not prove to be as large or as easy to convert from other competitive service offerings, as we initially expected.  For example, we have experienced significantly slower customer growth than we initially anticipated in the seven markets in which we have deployed our PTT networks.  In response to our difficulties in achieving satisfactory growth in the revenue and customer base for our PTT network business, we implemented a number of sales, marketing and advertising initiatives and programs to increase sales in these markets and to supplement and provide additional support to our indirect sales network.  However, although the performance of our PTT networks and our related TeamConnect services business showed some improvement, the improvement was still below the level and the pace that we sought.  As a result, on June 1, 2018, our Board approved an initial plan to restructure our TeamConnect and pdvConnect, businesses, which included the elimination of approximately 20 positions, or 20% of our workforce, including most of our sales and marketing personnel.  In addition, our Board of Directors and management team have continued their comprehensive review and assessment of our existing TeamConnect business in our initial seven markets, its prospects both as a stand-alone business and as a complementary business to potential future 900 MHz broadband network deployments in those markets.  This review and assessment process has included an examination of potential future alternatives for our pdvConnect service and business, and whether it continues to be in the best interests of pdvWireless and its stockholders to actively pursue these business opportunities, especially in light of the Company’s continuing shift in focus to its spectrum initiatives and its recent progress in obtaining support from incumbents who had previously opposed the Company’s position. Further, we cannot assure you that the past experience of our management team will be sufficient to enable us to develop and implement alternative approaches that might allow us to successfully operate our TeamConnect business in our existing seven markets.  As a result, we cannot assure you that we can successfully implement our restructuring plan, control the ongoing operating costs our PTT business or otherwise efficiently operate our TeamConnect business.

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

If our customers do not renew their services with us, our operating results will be harmed.

We do not require our customers to enter into long-term contracts (unlike most of our local SMR system operator competitors) for our TeamConnect service.  As a result, our business strategy depends on building and maintaining a loyal customer base.  Our ability to retain customers depends on a number of factors, including our ability to continue to offer our customers high-quality, robust and cost-effective services, the effectiveness of our customer support, the budgeted amounts that our targeted customers are prepared to devote to obtaining their mobile communications solutions and the service and product offerings of our competitors.  In addition, we may lose customers if we do not develop new solutions, features and functionality that meet their evolving needs.  Given our limited operating history in our TeamConnect business and the recent implementation of our restructuring plans, we are unable to accurately predict our customer retention and renewal rates.  For example, we recently received information from one of our Tier 1 carrier partners that the largest customer of pdvConnect planned to discontinue its use of our pdvConnect service during Fiscal 2019.  The revenues we generated from this customer were $2.4 million, $1.8 million, and $1.4 million for the years ended March 31, 2018, 2017, and 2016, respectively, which represented 37%, 37% and 38% of our total operating revenues for those same fiscal years, respectively.  If our customers do not renew their services with us, our future operating results will be harmed.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We have discovered and may in the future discover areas of our internal controls that need improvement or additional documentation.  For example, in connection with preparing our financial statements for the quarter ended June 30, 2018, we determined that we incorrectly interpreted the effective date of change in the accounting treatment of our net operating losses (“NOLs”) in accordance with the new tax laws provisions in the Tax Cuts and Jobs Act of 2017, which was signed into law on December 22, 2017 (the “TCJA”).  The TCJA, among other items: (i) increased the NOL carryforward period from 20-years to an indefinite carryforward period and (ii) limited the percentage of NOLs that may be used to offset taxable income to 80%.   In preparing our financial statements for quarterly period ended December 31, 2017 and for the year ended March 31, 2018, we, in consultation with our third-party tax firm, determined that it was unlikely that Congress intended to provide this double benefit to the NOLs generated by the Company during Fiscal 2018.  As a result, we determined that an appropriate approach would be to continue to limit the carryforward period for our 2018 NOLs to 20 years, rather than apply an indefinite life to these NOLs.   However, based on our review of available accounting literature in connection with preparing our financial statements for the quarter ended June 30, 2018, we determined that we should apply the accounting changes implemented by the TCJA in accordance with the effective dates set forth in the TCJA.  Specifically, we determined that, based on the current language of the TCJA, the correct accounting treatment for the NOLs we generated during Fiscal 2018 is to apply an indefinite life to those NOLs.  Applying an indefinite life to our NOLs enables us to utilize an increased amount of NOLs to offset the deferred tax liability created by amortization of our indefinite-lived intangibles. This error, which was not detected timely by our management, was the result of an inadequate design of controls pertaining to the Company’s review and analysis of changing tax legislation.  The deficiency represents a material weakness in our internal control over financial reporting.  As a result, we filed restated financial statements for the quarterly period ended December 31, 2017 and for the year ended March 31, 2018.

Our management has taken steps and is actively engaged in taking additional steps to remediate the material weakness identified above.  The remediation plan includes (i) the implementation of new controls designed to evaluate the appropriateness of our income tax policies and procedures, and (ii) additional training focused on new tax legislation and (iii) reviewing and evaluating tax guidelines published by the major accounting firms.    Nevertheless, we cannot be certain that we will be successful in remediating the existing material weakness in our internal control over financial reporting or maintain effective internal controls   for all financial periods.  As we grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective.  The existence of any material weakness or significant deficiency in the future may require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner.  In addition, the existence of any material weakness in our internal controls could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect our value and our ability to raise any required capital in the future.

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

ITEM 3.  LEGAL PROCEEDINGS AND OTHER MATTERS

We are not involved in any material legal proceedings or other legal matters at this time. However, from time to time, we may be involved in litigation that arises from the ordinary operations of business, such as contractual or employment disputes or other general actions. See Note 13 of the Notes to the Consolidated Financial Statements contained within this Annual Report on Form 10-K/A for a further discussion of potential commitments and contingencies related to legal proceedings.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The Company awards stock options and restricted stock units to its employees meeting certain eligibility requirements under plans approved by its stockholders in 2004, 2010 and 2014, referred to as the “2004 stock option plan”, “2010 stock option plan,” and “2014 stock option plan”, respectively.  The following table summarizes information about the Company’s equity compensation plans as of March 31, 2018:

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

ITEM 6.  SELECTED FINANCIAL DATA

The following sets forth our selected financial data on a historical basis. You should read the following summary of selected financial data in conjunction with our historical financial statements and the related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Form 10-K/A. The consolidated statements of operations data for the years ended March 31, 2018 (As Restated), 2017 and 2016, and the consolidated balance sheet data at March 31, 2018 (As Restated) and 2017 are derived from our consolidated financial statements included elsewhere in this report. Our historical consolidated statement of operations data for the years ended March 31, 2015 and 2014 and our consolidated balance sheet data as of March 31, 2016 and 2015 have been derived from the historical financial statements audited by our independent auditors.  The historical results presented below are not necessarily indicative of financial results to be achieved in future periods.

Selected Consolidated Statement of Operations data:

	For the year ended March 31,
(in thousands, except share data)	2018 (As Restated)	2017	2016	2015	2014
Operating revenues	$6,355	$4,787	$3,544	$3,172	$3,540
Loss from operations	$(31,726)	$(32,783)	$(21,930)	$(14,163)	$(886)
Net loss	$(24,568)	$(39,186)	$(21,828)	$(14,714)	$(1,212)
Net loss per common share basic and diluted	$(1.70)	$(2.72)	$(1.54)	$(1.46)	$(9.56)
Weighted-average common shares used to compute basic and diluted net loss per share	14,450,715	14,390,641	14,156,848	10,048,210	126,759

Selected Consolidated Balance Sheet data:

	As of March 31,
(in thousands)	2018 (As Restated)	2017	2016	2015
Total assets	$220,340	$245,486	$274,049	$227,828
Note payable	—	497	992	—
Total liabilities	11,811	17,590	11,863	13,622
Stockholders' equity	$208,529	$227,896	$262,186	$214,206

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and the related notes. This management’s discussion and analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Any statements that are not statements of historical fact are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause our actual results or events to differ materially from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this Form 10-K/A. Except as required by applicable law we do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of the Original Filing.

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

Explanatory Note

This Form 10-K/A amends and restates the Company’s audited consolidated financial statements and related disclosures in Part II, Item 8, “Financial Statements and Supplementary Data” as of and for the year ended March 31, 2018 to reflect the correction of an error discussed in Note 2 to our Consolidated Financial Statements.  Accordingly, we have amended the following Management’s Discussion and Analysis of Financial Condition and Results of Operations to the extent necessary to reflect the effects of these amendments and restatements.

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

Our Spectrum Initiatives

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

Our TeamConnect and pdvConnect Businesses

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

Results of Operations

Comparison of the years ended March 31, 2018 (As Restated) and 2017

The following table sets forth our results of operations for the fiscal years ended March 31, 2018 (As Restated) and 2017 (“Fiscal 2018” and “Fiscal 2017”, respectively). The period to period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

(dollars in thousands, except share data)	For the year ended March 31,
	2018 (As Restated)	2017
Operating revenues
Service revenue	$4,796	$3,618
Spectrum lease revenue	729	729
Other revenue	830	440
Total operating revenues	6,355	4,787
Cost of revenue
Sales and service	7,898	7,049
Gross (loss) profit	(1,543)	(2,262)
Operating expenses
General and administrative	20,864	22,553
Sales and support	6,967	5,652
Product development	2,352	2,316
Total operating expenses	30,183	30,521
Loss from operations	(31,726)	(32,783)
Interest expense	(3)	(5)
Interest income	741	128
Other (expense) income	(78)	(28)
Loss before income taxes	(31,066)	(32,688)
Income tax expense	(6,498)	6,498
Net loss	$(24,568)	$(39,186)
Net loss per common share basic and diluted	$(1.70)	$(2.72)
Weighted-average common shares used to compute basic and diluted net loss per share	14,450,715	14,390,641

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

Income tax expense.  A non-cash income tax benefit of $6.5 million in Fiscal 2018 resulted from the passage of Public Law 115-97 (“Tax Cuts and Jobs Act”) on December 22, 2017, whereby net operating losses were changed to have an indefinite carryforward period .  Therefore, the deferred tax liabilities created for our FCC licenses, which are treated as indefinite-lived intangible assets, could be offset against the net operating losses, which could not occur prior to the new law.   In Fiscal 2017, we recorded a non-cash charge of $6.5 million to adjust the valuation allowance against substantially all of our deferred tax assets.

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

Net cash (used) provided by operating activities. Net cash used by operating activities was approximately $22.0 million in Fiscal 2018, $26.5 million in Fiscal 2017 and $19.8 million in Fiscal 2016.  The majority of net cash used by operating activities in Fiscal 2018 resulted from the net loss of $24.6 million, partially offset by the $6.5 million tax benefit, of which $6.0 million was attributable to the Tax Cuts and Jobs Act, and by stock compensation expense of $5.6 million, depreciation and amortization of $2.8 million, as well as an increase in accounts payable and accrued expenses of $0.9 million. The majority of net cash used by operating activities in Fiscal 2017 resulted from the net loss of $39.2 million.  This was partially offset by stock compensation expense of $4.7 million, deferred income taxes of $6.5 million, and depreciation and amortization of $2.2 million.  The majority of net cash provided in Fiscal 2016 resulted from the net loss of $21.8 million and a decrease in accounts payable and accrued expenses of $2.6 million.  These changes were partially offset by stock compensation expense of $5.0 million.

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

(2)	Represents the asset retirement obligations we have for our tower site locations. See Note 3 in the Notes to the Consolidated Financial Statements in this Annual Report for further information.

Off-balance sheet arrangements

During Fiscal 2018, 2017 and 2016, we did not have any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Note 3 of our Notes to Consolidated Financial Statements.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed in Item 15 are filed as part of this report and appear on pages F-2 through F-25.  As discussed in the Explanatory Note to this Form 10-K/A and in Note 2 to the Consolidated Financial Statements, we have restated our audited Consolidated Financial Statements and related disclosures as of and for the year ended March 31, 2018 to apply the new tax provisions instituted by the Tax Cuts and Jobs Act whereby net operating losses have an indefinite carryforward period.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None as of the date of the Original Filing.

As previously reported on the Company’s Current Report on Form 8-K, filed August 7, 2018, the Company’s stockholders ratified the appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2019.  PKF O’Connor Davies, LLP served as the Company’s independent registered public accounting firm for the fiscal year ended March 31, 2018.

The reports of PKF O’Connor Davies, LLP on the Company’s financial statements for each of the two fiscal years ended March 31, 2017 and 2018 did not contain an adverse opinion or a disclaimer of opinion, nor were the reports on the Company’s financial statements qualified or modified as to uncertainty, audit scope or accounting principles. In addition, in connection with the audits of the Company’s financial statements for the fiscal years ended March 31, 2017 and 2018, there were no “disagreements” (as that term is described in Item 304(a)(1)(iv) of Regulation S-K) between the Company and PKF O’Connor Davies, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which, if not resolved to the satisfaction of PKF O’Connor Davies, LLP, would have caused PKF O’Connor Davies, LLP to make reference to the subject matter of the disagreement in connection with its report on the Company’s financial statements for such years.  Further, in the fiscal years ended March 31, 2017 and 2018, there were no “reportable events” (as that term is described in Item 304(a)(1)(v) of Regulation S-K).

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of March 31, 2018, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e), at the time we filed our Original Filing with the SEC on June 5, 2018. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Subsequent to the evaluation made in connection with the Original Filing, our management, including our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2018 because of the material weakness in our internal control over financial reporting which existed at that date as discussed below.

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

Management, under the supervision of our Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework), at the time we filed our Original Filing with the SEC on June 5, 2018.  Based on that assessment, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that the Company maintained effective internal control over financial reporting as of March 31, 2018.

Subsequent to filing the Original Filing, an error was discovered related to our interpretation and application of the effective dates of changes in the accounting treatment of our net operating losses in accordance with the new tax laws instituted by the Tax Cuts and Jobs Act of 2017, which was signed into law on December 22, 2017 (the “TCJA”).  This error, which was not detected timely by management, was the result of an inadequate design of controls pertaining to our review and analysis of changing tax legislation.  The deficiency represents a material weakness in our internal control over financial reporting. As a result, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2018.

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control Over Financial Reporting

Management has taken steps, and is actively engaged in taking additional steps, to remediate the material weakness identified above.  The remediation plan includes (i) the implementation of new controls designed to evaluate the appropriateness of our income tax policies and procedures, (ii) additional training focused on new tax legislation and (iii) reviewing and evaluating tax guidelines published by the major accounting firms.

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

Attestation Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K/A does not include an attestation report of our independent registered public accounting firm due to the deferral allowed under the JOBS Act for emerging growth companies.

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

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors

The following sets forth information regarding the business experience of our directors as of August 9, 2018:

Name	Age	Position with pdvWireless
Brian D. McAuley	77	Chairman of the Board
Morgan E. O’Brien	73	Chief Executive Officer
T. Clark Akers	60	Director
Rachelle B. Chong	59	Director
Greg W. Cominos	55	Director
Mark Hennessy	60	Lead Independent Director
Singleton B. McAllister	66	Director
Paul Saleh	61	Director

In addition to the information set forth below regarding our directors and the skills that led our Board to conclude that these individuals should serve as directors, we believe that all of our directors have a reputation for integrity, honesty and adherence to the highest ethical standards.  We believe they each have demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment of service to our Company and their Board duties.

Brian D. McAuley. Mr. McAuley has served as our Chairman of the Board since August 2004.  Mr. McAuley is a co-founder of Nextel Communications, Inc. and held senior executive positions at Nextel from its inception in 1987 until 1996, including seven years as President and Chief Executive Officer. Upon leaving Nextel, he joined Imagine Tile, Inc., a custom tile manufacturer, where he served as Chairman and Chief Executive Officer from 1996 to 1999, and where he continues to serve as Chairman of the Board.  He also served as President and Chief Executive Officer of NeoWorld Communications, Inc., a wireless telecommunications company, from 1999 until the sale of that company to Nextel in 2003.  Mr. McAuley is a certified public accountant and, prior to co-founding Nextel, his positions included Chief Financial Officer of Millicom Incorporated, Corporate Controller at Norton Simon Inc. and Manager at Deloitte & Touche LLP.  Mr. McAuley served on the board of directors of United Rentals (NYSE:  URI) until May 4, 2017.  Mr. McAuley has a Bachelor’s of Business Administration Degree from Adelphi University and is a member of various finance and telecommunications industry organizations.

We believe Mr. McAuley is qualified to serve on our Board based on his prior experience in founding, building and serving as an executive officer at leading telecommunications companies, his prior experience in building a nationwide dispatch network at Nextel, and his experience serving on the boards of directors of other private and public companies.

Morgan E. O’Brien. Mr. O’Brien has served as our Chief Executive Officer since April 2018.  He has also served as a member of our Board since April 2012, and as Vice Chairman from May 2014 to April 2018.  In April 2018, Mr. O’Brien transitioned to serving as our Chief Executive Officer.  From January 2009 to present, Mr. O’Brien has served as an independent consultant to several wireless start-ups and until June 2017 served as a member of the board of directors of GTT Communications, Inc. (NYSE:  GTT).  As a co-founder and chairman of Nextel, Mr. O’Brien led the creation of the first all-digital nationwide wireless network (the Nextel National Network) and brought push-to-talk (“PTT”) communication to the mass business and consumer market.  After the merger of Nextel with Sprint Corporation in 2004, he was a co-founder of Cyren Call Communications Corporation, where he served until January 2009.  Mr. O’Brien was recognized in 1987 as New Jersey Entrepreneur of the Year and was voted the RCR Person of the Year in 1993 and again in 2006.  In 2005, he was inducted into the Washington, DC Business Hall of Fame, and in 2007 he was named a Fellow of the Radio Club of America and was named by Fierce Wireless as “one of the top U.S. wireless innovators of all time.”  In 2016, Mr. O’Brien was awarded the Armstrong Medal, the highest award of the Radio Club of America, for demonstrated excellence and lasting contributions to radio arts and sciences.  Mr. O’Brien has also served on a number of boards of other public companies including Sprint and Williams Telecommunications.  He also serves on the board of several private companies and charitable organizations.   Mr. O’Brien is a graduate of Georgetown University and received his law degree from Northwestern University.

We believe Mr. O’Brien is qualified to serve on our Board based on his prior experience in founding, building and serving as an executive officer at Nextel and Cyren Call Communications, his prior experience in building a nationwide dispatch network at Nextel, his expertise in FCC licensing and compliance matters, and his experience serving on the boards of directors of other private and public companies.

T. Clark Akers. Mr. Akers has served as a member of our Board since June 2014. He has served as a Managing Director, SBIC Funds Placement Division at FBR & Co., a Washington, D.C. based investment banking firm, since September 2015.  His responsibilities at FBR & Co. include raising capital for Small Business Investment Company (SBIC) funds for experienced U.S. investment managers. Prior to FBR & Co., Mr. Akers was a Managing Director at Commerce Street Capital, a Dallas based investment banking firm.  Mr. Akers serves on the advisory board of Pharos Capital Group, a private equity firm based in Nashville and Dallas. Mr. Akers serves on the board of the Fred Jones Companies, the automotive affiliate of Hall Capital, an Oklahoma City based family office.  He also serves on the Advisory Board of Hall Capital Partners, the private equity affiliate of Hall Capital. Mr. Akers also served, from 2004 to 2009, as Vice Chairman of Intechra, the largest electronic waste and asset disposal company in the U.S. As a founder of Intechra, Mr. Akers raised $50 million of equity that was necessary for the organic and acquisitive growth which marked Intechra’s rise to leadership in the e-waste business. Additionally, he was responsible for recruiting key members of Intechra’s management team. Following those initiatives, he worked closely with the sales team on targeted Fortune 100 business development efforts. Prior to Intechra, Mr. Akers served as Senior Vice President of External Affairs for TeleCorp PCS, Inc., the ninth largest wireless phone company in the U.S. before its acquisition by AT&T Wireless in 2002. Mr. Akers holds Series 7, Series 63 and 24 License Registrations with the National Association of Securities Dealers, Inc. Mr. Akers received his Bachelor of Arts degree from Vanderbilt University in 1979.

We believe Mr. Akers is qualified to serve on our Board based on his prior experience as an executive in the telecommunications industry, his experience in providing fund raising and advisory services to growth companies, his knowledge of the capital markets and his experience serving on the boards of directors of other companies.

Rachelle B. Chong, J.D.  Ms. Chong has served as a member of our Board since August 2018.  She established and has served as the principal of the Law Office of Rachelle Chong since July 2013, focusing on representing internet, telecommunication, energy and transportation clients before the FCC, the California Public Utilities Commission and the California State Legislature.  Prior to entering private practice, she was appointed and served in a number of significant Federal and State leadership positions, including Commissioner of the FCC from 1994 to 1997, Commissioner of the California Public Utilities Commission from 2006 to 2009 and Special Counsel Advanced Information and Communications Technologies, California Department of Technology from 2009 to 2011.  From 2011 to 2013, she served as the Vice President, Government Affairs, California Region for Comcast Communications. She also previously served as a law partner at two international law firms, Coudert Brothers and Graham & James. She serves on the board of the CalAsian Chamber of Commerce and the California Foundation for the Economy and the Environment.  She has served on various non-profit organization boards, including Big Brothers Big Sisters of the Bay Area, the Legal Services Trust Fund, and the California Emerging Technology Fund.  Ms. Chong has a dual degree in Political Science and Journalism from the University of California, Berkeley, and earned her legal degree from the University of California, Hastings College of the Law.

We believe Ms. Chong is qualified to serve on our Board based on her extensive regulatory and legal experience and expertise in the telecom and public utility industries, including her prior service as a Commissioner of the FCC and Commissioner of the California Public Utilities Commission.

Greg W. Cominos.  Mr. Cominos has served as a member of our Board since August 2018.  He is a 32-year veteran of both the power and the oil and gas industries, most recently serving as Executive Vice President of Benchmark Electronics Corporation (NYSE: BHE). He joined Benchmark following 18 years of service with General Electric (NYSE: GE), where he held executive positions from 2009 to 2015, including President and CEO of GE’s $1B Flow and Process Technologies Division (formerly Dresser Corp.) from April 2013 to June 2015, Chief Commercial Officer of GE’s $8B Energy Management Division (Power Transmission, Distribution, and Control solutions) from April 2011 to May 2013, and Chief Operating Officer of GE’s $3B Digital Energy Division (Smart Grid Products and Services) from March 2009 to April 2011. In these roles, Mr. Cominos led international GE organizations, managed businesses in the utility, independent power, and power ministry sectors, and was a Senior Executive of the General Electric Corporation. He engaged actively with electric industry associations, utilities, regulators, and other stakeholders to promote the benefits and paybacks of modernizing the world’s electrical grids with an emphasis on smarter and cleaner technologies. In his early GE years, he held general management positions in the Turbine-Generator business where he led business development for the services segment globally.  Prior to GE, Mr. Cominos spent 11 years with Siemens Power. Mr. Cominos holds a B.S. in Industrial Engineering from West Virginia University.

We believe Mr. Cominos is qualified to serve on our Board based on his prior executive leadership experience at leading companies in the power and oil and gas industries, and his expertise in developing business strategies to offer new technologies and solutions to power and other utility companies.

Mark Hennessy.  Mr. Hennessy has served as a member of our Board since May 2017 and as our Lead Independent Director since June 2018.  Mr. Hennessy retired in December 2015 after a 34-year career at IBM where he served in a number of executive management and leadership positions. During his tenure at IBM, he was responsible for global integration initiatives and technology operations focused on innovation and growth. He served as General Manager for several IBM businesses, including the Asia Pacific Systems business based in Tokyo, the European business based in Zurich, and the Global Distribution Sector based at IBM corporate headquarters. Mr. Hennessy also held several IBM executive staff assignments, including Global Chief Information Officer, General Manager of Global Business Partners and General Manager of Strategy and Sales Transformation. During the last five years, Mr. Hennessy’s positions at IBM included General Manager of the European business, General Manager of the Global Distribution Sector and General Manager of Global Business Partners.  For the past seven years, Mr. Hennessy has served on the board of directors of Covenant House International where he has led many board activities, including strategic planning, program evaluation and site expansion. Mr. Hennessy received Covenant House International’s Beacon of Hope award in 2014. Mr. Hennessy holds a B.A. in Economics from Boston College and an MBA from the University of Chicago.

We believe Mr. Hennessy is qualified to serve on our Board based on his prior experience as an executive in the technology industry, his leadership experience and his background of strategic business development and operational excellence as well as deep knowledge of global enterprise technology.

Singleton B. McAllister.  Ms. McAllister has served as a member of our Board since August 2018.  She is currently serving as Of Counsel at the law firm Husch Blackwell, LLP. Before joining Husch Blackwell in May 2014, Ms. McAllister served as a partner in the law firms of Williams Mullen from 2012 to 2014, Blank Rome LLP from 2010 to 2012 and LeClairRyan from 2007 to 2010.  Prior to entering private practice, Ms. McAllister served for five years as the general counsel for the United States Agency for International Development and previously served in senior positions in the U.S. House of Representatives.  Ms. McAllister is a director of Alliant Energy Corporation (NYSE: LNT) and the Proxy Board of Securitas Infrastructure Services, Inc.  She also served as a director of United Rentals (NYSE: URI) from 2004 to May 2018, and previously chaired the National Women’s Business Center. Ms. McAllister is a member of the Council on Foreign Relations and a fellow to the National Academy of Public Administration. She has also served on the Advisory Board of the African Development Foundation and has been appointed Secretary to the Virginia State Board of Elections. Ms. McAllister has a Bachelor of Arts Degree from the University of Maryland and completed Graduate Studies in International Relations and earned her law degree from Howard University.

We believe Ms. McAllister is qualified to serve on our Board based on her legal, regulatory and corporate governance experience and expertise, as well as her current and experience serving on the boards of directors of other public and private companies, including public and private utility companies.

Paul Saleh. Mr. Saleh has served as a director since December 2016.  Mr. Saleh currently serves as Executive Vice President and Chief Financial Officer of DXC Technology (NYSE: DXC), which was formed in 2017 from the merger of Computer Sciences (“CSC”) and Hewlett Packard Enterprise Services.  Previously Mr. Saleh served as Executive Vice President and Chief Financial Officer for CSC since 2012.  Prior to CSC, Mr. Saleh was the Chief Financial Officer for Gannett Co., as well as Sprint Nextel and Walt Disney International. Before joining the Walt Disney Company, he was with Honeywell Inc. for 12 years, where he held various leadership positions in finance, including Treasurer of the company.  Institutional Investor Magazine named Mr. Saleh as the best Chief Financial Officer in the telecom wireless industry in 2004, 2005, 2006 and 2007.  In 2005, Treasury & Risk Management magazine recognized him as one of the 100 Most Influential People in Finance.  In 2006 and 2017, Mr. Saleh received the Public Company CFO of the Year Award from the Northern Virginia Technology Council.  Mr. Saleh holds a Master of Business Administration with distinction in Finance; a Master of Science in Computer, Information & Control Engineering; and a Bachelor of Science in Electrical Engineering, all from the University of Michigan. He resides with his family in the Washington D.C., metropolitan area.

We believe Mr. Saleh is qualified to serve on our Board based on his prior experience as an executive in the technology and telecommunications industries, his experience in financial matters and the capital markets and his leadership experience.

Our Former Directors

The following sets forth information regarding the business experience of the individuals who previously served as directors on the Board of Directors through the date of our 2018 Annual Meeting of Stockholders held on August 7, 2018:

Name	Age	Position with pdvWireless
John C. Pescatore	54	Vice Chairman of the Board
Peter G. Schiff	66	Director
John C. Sites	66	Director

John C. Pescatore. Mr. Pescatore served as our Vice Chairman from April 2018 to August 2018, and as a director from August 2004 to August 2018.  He previously served as our President and Chief Executive Officer from August 2004 until April 2018.  He is a seasoned telecommunications executive with particular expertise in rapidly growing companies.  Prior to his service at pdvWireless, he was Executive Vice President and Chief Operating Officer of NeoWorld Communications.  NeoWorld was founded to develop and launch a nationwide dispatch system and held spectrum in major markets throughout the United States.  The company was successfully sold to Nextel Communications in 2003.  Prior to that, Mr. Pescatore was Executive Vice President of Operations with Expanets, Inc., one of the fastest growing voice and data communications solutions and services companies in the United States during his tenure.  He was one of the key architects in building Expanets and saw the business through enormous growth by strategic acquisitions.  Prior to that, Mr. Pescatore was part of the team involved in the start-up of Nextel, where he held numerous senior leadership positions including Vice President of Operations, President of the Two-Way Radio Division, and President of the New York Area during its digital system rollout.  Prior to Nextel, Mr. Pescatore was a consultant with Deloitte & Touche LLP.  He earned his undergraduate degree in accounting from New York University and earned his certified public accountant certification.

Peter G. Schiff. Mr. Schiff served as a member of our Board from August 2004 to August 2018.  He currently serves as Managing Partner of Northwood Ventures, a private equity firm he founded in 1983.  Prior to founding Northwood, Mr. Schiff worked in the private equity division of E.M. Warburg, Pincus & Co., and previously had been an officer in the corporate division of Chemical Bank (now JPMorgan Chase & Co.).  He serves as a director of many of Northwood’s portfolio companies.  Mr. Schiff graduated from Lake Forest College and received an M.B.A. from University of Chicago’s Booth School of Business with concentrations in Finance and Marketing.  In 2009, he was awarded the honorary degree of Doctor of Laws by the Lake Forest College after serving as a trustee for 16 years, culminating in serving as its Chairman.  Mr. Schiff also serves as a trustee of Hofstra University and as a member of the Joint Board of Overseers of the Hofstra Northwell School of Medicine.  Northwood was an early investor in several enterprise focused carriers including Nextel, Dispatch Communications, NeoWorld, PowerFone and TeleCorp.

John C. Sites Jr. Mr. Sites served as a member of our Board from August 2004 to August 2018.  He has been a partner at Wexford Capital since 2008, and joined Wexford Capital in 2006, where he focuses on private and public equity investing.  Prior to joining Wexford in 2006, he was a general partner of Daystar Special Situations Fund and Rock Creek Partners II, Ltd for ten years.  From 1981 to 1995, Mr. Sites was employed by Bear Stearns & Co., Inc., where he reached the position of Executive Vice President and was a member of the board of directors.  While at Bear Stearns, Mr. Sites established the firm’s mortgage and asset-backed department, served on the firm’s executive and compensation committees, was co-head of the taxable fixed income group and oversaw Bear Stearns’ Asset Management and the Financial Institutions Group.  From 1974 to 1981, Mr. Sites worked at Trading Company of the West, First Pennco Securities, and Morgan, Keegan & Company. Mr. Sites holds a Bachelor’s of Arts Degree in Economics from Rhodes College and is a member of Phi Beta Kappa.

Our Executive Officers

Name	Age	Position with pdvWireless
Brian D. McAuley(1)	77	Chairman of the Board
Morgan E. O’Brien(1)	73	Chief Executive Officer
Robert H. Schwartz	52	President and Chief Operating Officer
Timothy A. Gray	48	Chief Financial Officer

(1)	See the sections entitled “Our Board of Directors” above, for a description of the business experience and educational background of Messrs. McAuley and O’Brien.

Robert H. Schwartz.  Mr. Schwartz was appointed as our President and Chief Operating Officer in May 2018.  He joined the Company as Chief Strategy and Development Officer in August 2015.   Prior to joining our Company, beginning in October 2013, Mr. Schwartz served as Chief Executive Officer of STI Brasil, LLC, a company focused on developing shared fiber infrastructure for wireless operators in Brazil.  Prior to STI, from November 2009 to September 2013, Mr. Schwartz served as a Managing Director of Unison Site Management, during which Unison acquired and managed cell site easements throughout the United States and sold its site portfolio to American Tower.  From June 2006 to October 2009, Mr. Schwartz was Managing Partner of Woodmont Partners LLC, a strategic consultancy to telecom, media and technology companies including software, mobile and cable companies.  Earlier Mr. Schwartz was Executive Vice President of IDT Telecom from 2001 to 2006, and led corporate development, product management, and the mobile division.  In 1996, Mr. Schwartz joined The Associated Group to launch Teligent, and became Teligent’s Senior Vice President of Corporate Development, leading functions including strategy, capital markets, investor relations and M&A activities through the startup, initial public offering, and the sale to Liberty Media.  Mr. Schwartz also served as Director of Corporate Development at Nextel where he was responsible for supporting key strategy, M&A, and capital markets initiatives, including the strategic investment in Nextel by Craig McCaw’s Eagle River in 1996.  Mr. Schwartz holds an MBA from the Wharton School at the University of Pennsylvania and a Bachelor’s Degree in Business Administration from George Washington University’s School of Government & Business Affairs.

Timothy A. Gray. Mr. Gray joined the Company as Chief Financial Officer in June 2014. From November 2011 to May 2013, Mr. Gray served as Senior Vice President and Chief Financial Officer of MedImmune, Inc., and then served as Senior Vice President of Finance for MedImmune’s Specialty Care Group until November 2013. Mr. Gray also served in various other finance roles at MedImmune since April 2008. Prior to joining MedImmune, Mr. Gray served in finance positions at AOL and Nextel and started his career at Deloitte & Touche LLP. He is also a member of the Audit Committee of the Children’s Inn at the National Institutes of Health. Mr. Gray holds a BBA in Accounting from the University of Notre Dame and is a certified public accountant.

No Family Relationships

There are no family relationships between any of our officers and directors.

Governance of Our Company

We seek to maintain high standards of business conduct and corporate governance, which we believe are fundamental to the overall success of our business, serving our stockholders well and maintaining our integrity in the marketplace. Our corporate governance guidelines and code of business conduct, together with our Amended and Restated Certificate of Incorporation, as amended, and our Amended and Restated Bylaws and the charters for each of our Board committees, form the basis for our corporate governance framework. We also are subject to the Sarbanes-Oxley Act, the rules and regulations of the SEC and the corporate governance rules of the NASDAQ Stock Market. Our Board has established three standing committees to assist it in fulfilling its responsibilities to the Company and its stockholders:  the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.

Corporate Governance Guidelines:  Our corporate governance guidelines are designed to help ensure effective corporate governance of our Company. Our corporate governance guidelines cover topics including, but not limited to, director qualification criteria, director responsibilities, director compensation, director orientation and continuing education, communications from stockholders to our Board, succession planning and the annual evaluations of our Board and its committees. Our corporate governance guidelines are reviewed by the Nominating and Corporate Governance Committee and amended by our Board when appropriate. The full text of our corporate governance guidelines is available on our website at www.pdvwireless.com. A printed copy may also be obtained by any stockholder upon request to our Corporate Secretary.

Our Board of Directors:  Our Board currently consists of eight members. The number of directors on our Board can be determined from time to time by action of our Board.

Our Board has determined that our five non-employee directors during Fiscal 2018, including Messrs. Akers, Hennessy, Saleh, Schiff and Sites, and our three new directors, including Ms. Chong, Mr. Cominos and Ms. McAllister, each meet the independence standards established by the NASDAQ Stock Market and the applicable independence rules and regulations of the SEC, including the rules relating to the independence of the members of our Audit Committee and Compensation Committee, as applicable.  Our Board considers that a director is independent when the director is not an officer or employee of the Company or its subsidiaries, does not have any relationship which would, or could reasonably appear to, materially interfere with the independent judgment of such director, and the director otherwise meets the independence requirements under the listing standards of the NASDAQ Stock Market and the rules and regulations of the SEC.

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

Our Board Committees

The following table provides membership information for each of our Board committees as of August 7, 2018:

	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
T. Clark Akers	Chair	X	—
Mark Hennessy	—	Chair	—
Paul Saleh	X	—	X
Rachelle B. Chong	—	—	X
Greg W. Cominos	X	—	—
Singleton B. McAllister	—	X	Chair

Audit Committee. The Audit Committee is comprised of three of our independent directors, T. Clark Akers, Greg W. Cominos and Paul Saleh, each of whom is able to read and understand fundamental financial statements, including our balance sheet, statements of operations, stockholders’ equity and cash flows as required by the rules of the NASDAQ Stock Market. Mr. Akers is the chairperson of the Audit Committee. Mark Hennessy served on the Audit Committee during fiscal 2018 and through the date of our Annual Meeting of Stockholders on August 7, 2018.  The functions of the Audit Committee include the retention of our independent registered public accounting firm, reviewing and approving the planned scope, proposed fee arrangements and results of our Company’s annual audit, reviewing the adequacy of our Company’s accounting and financial controls and reviewing the independence of our Company’s independent registered public accounting firm. Our Board has determined that each member of the Audit Committee is, and Mr. Hennessy during his service was, an “independent director” under the listing standards of the NASDAQ Stock Market and the applicable rules and regulations of the SEC. Our Board has also determined that each of T. Clark Akers and Paul Saleh is an “audit committee financial expert” within the applicable requirements of the SEC. The Audit Committee is governed by a written charter approved by our Board, a copy of which is available on our website at www.pdvwireless.com.  The charter complies with the applicable provision of the Sarbanes-Oxley Act and related rules of the SEC and the NASDAQ Stock Market

Compensation Committee. The Compensation Committee is comprised of three of our independent directors, Mark Hennessy, Singleton McAllister and T. Clark Akers. Mr. Hennessy is the chairperson of the Compensation Committee. Peter G. Schiff and John C. Sites served on the Compensation Committee during fiscal 2018 and through the date of our Annual Meeting of Stockholders on August 7, 2018.  The functions of the Compensation Committee include the approval of the compensation offered to our executive officers and recommendation to the full Board of the compensation to be offered to our non-employee directors. In accordance with the listing standards of the NASDAQ Stock Market, the Compensation Committee evaluates the independence of each compensation consultant, outside counsel and advisor retained by or providing advice to the Compensation Committee. Our Board has determined that each of Messrs. Hennessy and Akers and Ms. McAllister is, and Messrs. Schiff and Sites were, an “independent director” under the listing standards of the NASDAQ Stock Market and the applicable rules of regulations of the SEC, including the additional requirements that apply to members of the Compensation Committee. In addition, the members of the Compensation Committee each qualify as “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act and as “outside directors” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation Committee is governed by a written charter approved by our Board, a copy of which is available on our website at www.pdvwireless.com.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is comprised of three of our independent directors, Singleton B. McAllister, Rachelle B. Chong and Paul Saleh.  Ms. McAllister is the chairperson of the Nominating and Corporate Governance Committee. Mark Hennessy and John C. Sites served on the Nominating and Corporate Governance Committee during fiscal 2018 and through the date of our Annual Meeting of Stockholders on August 7, 2018.  The functions of the Nominating and Corporate Governance Committee include the identification, recruitment and nomination of candidates for our Board and its committees, making recommendations to our Board concerning the structure, composition and functioning of our Board and its committees (including the reporting channels through which our Board receives information and the quality and timeliness of the information), developing and recommending to our Board corporate governance guidelines applicable to our Company and annually reviewing and recommending changes (as necessary or appropriate), overseeing the annual evaluation of our Board’s effectiveness and performance, and periodically conducting an individual evaluation of each director. Our Board has determined that each member of the Nominating and Corporate Governance Committee is, and Messrs. Hennessy and Sites were, an “independent director” under the listing standards of the NASDAQ Stock Market and the applicable rules and regulations of the SEC. The Nominating and Corporate Governance Committee is governed by a written charter approved by our Board, a copy of which is available on our website at www.pdvwireless.com.

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

Code of Business Conduct:  Our Board adopted a code of business conduct that applies to our officers, directors and employees. Among other matters, our code of business conduct is designed to deter unlawful or unethical behavior and to promote the following:

1.	Prohibiting conflicts of interest (including protecting corporate opportunities);
2.	Protecting our confidential and proprietary information and that of our customers and vendors;
3.	Treating our employees, customers, suppliers and competitors fairly;
4.	Encouraging full, fair, accurate, timely and understandable disclosure;
5.	Protecting and properly using company assets;
6.	Complying with laws, rules and regulations (including insider trading laws); and

7.	Encouraging the reporting of any unlawful or unethical behavior.

Any waiver of the code of business conduct for our executive officers, directors or employees may be made only by our Nominating and Corporate Governance Committee and will be promptly disclosed on our website. We have posted a copy of our code of business conduct, and intend to post amendments to this code, on our website at www.pdvwireless.com, as permitted under SEC rules and regulations.

Board Leadership Structure:  Mr. McAuley serves as Chairman of our Board, and Mr. O’Brien serves as our Chief Executive Officer.  Our Board has determined that separating the positions of Chief Executive Officer and Chairman of the Board is in the best interests of the Company and its stockholders at this time.  As an additional key element of its leadership structure, our Board has appointed Mr. Hennessy to serve as Lead Independent Director.

Our Board believes our leadership structure enhances the accountability of our Chief Executive Officer to our Board and encourages balanced decision making.  In addition, our Board believes that this structure provides an environment in which the independent directors are fully informed, have significant input into the content of Board meetings, and are able to provide objective and thoughtful oversight of management.  Our Board also separated the roles in recognition of the differences in responsibilities.  While our Chief Executive Officer is responsible for the day-to-day leadership and operations of the Company, the Chairman of the Board and the Lead Independent Director provide guidance to our Board and sets the agenda for Board meetings.  Our Lead Independent Director also provides performance feedback on behalf of our Board to our Chairman and Chief Executive Officer.  Our Board also considered that our Audit, Compensation, and Nominating and Corporate Governance Committees, which oversee critical matters such as the integrity of our financial statements, the compensation of executive management, the selection and evaluation of directors, the development and implementation of corporate governance policies, and the oversight of the Company’s compliance with laws and regulations, each consist entirely of independent directors.  Our Board intends to evaluate from time to time whether our Chief Executive Officer and Chairman positions should remain separate based on what our Board determines is best for the Company and its stockholders.

Board Oversight of Risk:  Our Board is actively involved in the oversight of risks that could affect the Company. Our Board as a whole has responsibility to evaluate and oversee the Company’s risk management policies and procedures, with responsibility of certain areas being assigned to the relevant Board committee. Our Board satisfies this responsibility through reports by each committee chair regarding the committee’s evaluations and recommendations, as well as through regular reports directly from management responsible for oversight of particular risks within the Company. Specifically, our Board committees address the following risk areas:

1.	The Compensation Committee is responsible for overseeing the management of risks related to the retention and motivation of the Company’s executives and their compensation plans and arrangements.
2.	The Audit Committee discusses with management the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures.
3.

The Nominating and Corporate Governance Committee considers risks related to regulatory and compliance matters relevant to the Company and its operations, including the Company’s compliance with good corporate governance practices and the requirements established by the SEC and the NASDAQ Stock Market.

Our Board encourages management to promote a corporate culture that incorporates risk management into the Company’s day-to-day business operations.

Communications with the Board of Directors:  Our Board desires that the views of the Company’s stockholders will be heard by our Board, its committees or individual directors, as applicable, and that appropriate responses will be provided to stockholders on a timely basis. Stockholders wishing to formally communicate with our Board, any Board committee, the independent directors as a group or any individual director may send communications directly to the Company at pdvWireless, Inc., 3 Garret Mountain Plaza, Suite 401, Woodland Park, New Jersey 07424, Attention:  Corporate Secretary. All clearly marked written communications, other than unsolicited advertising or promotional materials, are logged and copied, and forwarded to the director(s) to whom the communication was addressed. Please note that the foregoing communication procedure does not apply to (i) stockholder proposals pursuant to Exchange Act Rule 14a-8 and communications made in connection with such proposals or (ii) service of process or any other notice in a legal proceeding.

Board and Committee Attendance:    During Fiscal 2018 (the fiscal year ended March 31, 2018), all directors attended at least 75% or more of the aggregate of the meetings of our Board and of each of our Board committees on which they served at the time of such meetings.  Our Board met six times during Fiscal 2018 and acted by written consent four times during Fiscal 2018; the Audit Committee met seven times during Fiscal 2018; the Compensation Committee met four times and acted by written consent two times during Fiscal 2018; and the Nominating and Corporate Governance Committee met three times during Fiscal 2018.

Director Attendance at the Annual Meeting:  We believe the Annual Meeting provides a good opportunity for our directors to hear any feedback that our stockholders may desire to share with the Company and our Board. As a result, we encourage our directors to attend our Annual Meetings. We will reimburse our directors for the reasonable expenses they may incur in attending the Annual Meeting.

Executive Sessions:  Executive sessions of our independent directors are held at each regularly scheduled meeting of our Board and at other times they deem necessary.  Our Board’s policy is to hold executive sessions both with and without the presence of management.  Our Board committees also generally meet in executive session at the end of each committee meeting.

Stockholder Communications.  We consistently and routinely interact with our stockholders on a number of matters, including receiving any feedback on our corporate governance framework and executive compensation.

Majority Voting for Election of Directors.  Under our Amended and Restated Certificate of Incorporation, as amended, and our Amended and Restated Bylaws, in an uncontested election, directors are elected by the vote of the majority of the votes cast with respect to such director. This means that the number of shares voted “FOR” a nominee for election as director must exceed the number of votes cast “AGAINST” that director nominee.   If such a director nominee fails to receive “FOR” votes representing at least a majority of votes cast and is an incumbent director, the Bylaws would require the director to tender his or her resignation to the Board if not already tendered pursuant to the Company’s conditional resignation policy set forth in our Corporate Governance Guideline, subject to acceptance by the Board. The Nominating and Corporate Governance Committee of the Board would then be charged with making a recommendation to the Board as to whether to accept or reject the tendered resignation, or whether other action should be taken. In contested elections, where the number of director nominees exceeds the number of directors to be elected, the plurality voting standard would continue to apply.

Stock Ownership Guidelines.    All of our executive officers and non-employee Directors are subject to stock ownership guidelines approved by the Board.  Our Chief Executive Officer is required to beneficially own a number of shares of the Company’s common stock with a value equal to five times (5x) his base salary. All other executive officers are required to beneficially own a number of shares with a value equal to three times (3x) their base salary. Non-employee Directors are required to beneficially own a number of shares of the Company’s common stock with a value equal to three times (3x) the annual cash retainer paid to them for service as a member of our Board. Each of our executive officers and each of our non-employee directors who have been a member of the Board for more than one year are in compliance with the stock ownership guidelines, although formal compliance is not required until the end of Fiscal 2022.

Succession Plan.  The Board has amended our Corporate Governance Guidelines to provide for a formal succession planning process for the Company’s Chief Executive Officer and its other key executives.

Consideration of Director Nominees

General: In evaluating nominees for membership on our Board, our Nominating and Corporate Governance Committee applies our Board membership criteria set forth in our Corporate Governance Guidelines. Under these criteria, the Committee takes into account many factors, including an individual’s business experience and skills (including skills in core areas such as operations, management, technology, accounting and finance, capital markets and strategic planning), as well as independence, judgment, knowledge of our business and industry, professional reputation, leadership, integrity and ability to represent the best interests of the Company’s stockholders. In addition, the Nominating and Corporate Governance Committee will also consider the ability of the nominee to represent the best interests of the Company and its stockholders and to commit sufficient time and attention to the activities of our Board, as well as the absence of any potential conflicts with the Company’s interests. The Nominating and Corporate Governance Committee does not assign specific weights to particular criteria and no particular criterion is necessarily applicable to all prospective nominees. Our Board does not have a formal policy with respect to the diversity of nominees. Rather, our Nominating and Corporate Governance Committee considers Board membership criteria as a whole and seeks to achieve diversity of occupational and personal backgrounds, experience and expertise on our Board. Our Board is responsible for selecting candidates for election as directors based on the recommendation of the Nominating and Corporate Governance Committee.

Our Nominating and Corporate Governance Committee and Board of Directors regularly assesses the appropriate size of our Board, and whether any vacancies on our Board are expected due to retirement or otherwise. In the event that vacancies are anticipated, or otherwise arise, the Nominating and Corporate Governance Committee will consider various potential nominees who may come to the attention of the Committee through current Board members, professional search firms, stockholders or other persons. Each potential nominee brought to the attention of the Committee, regardless of who recommended such potential nominee, is considered on the basis of the criteria set forth in our Corporate Governance Guidelines.

Stockholder Nominees: The Nominating and Corporate Governance Committee will review a reasonable number of candidates for director recommended by a single stockholder who has held over 2.0% of the Company’s common stock for over one year and who satisfies the notice, information and consent provisions set forth in the Company’s Amended and Restated Bylaws. Our

Board will use the same evaluation criteria and process for director nominees recommended by stockholders as it uses for other director nominees. There has been no change to the procedures by which stockholders may recommend nominees to our Board.

Recent Corporate Governance Changes

Our Board has taken the following actions to further strengthen our corporate governance framework.

Additional Independent Directors.  Our Board added a new independent director in fiscal 2017, Paul Saleh, and another new independent director in fiscal 2018, Mark Hennessy.  Additionally, the Board has nominated, and the Company’s stockholders have voted to elect three additional independent directors at our August 7, 2018 Annual Meeting, including Rachelle B. Chong, Greg W. Cominos and Singleton B. McAllister.  Given the election of the full slate of the Board’s recommended director nominees, the Board currently is comprised of six independent directors and two management directors.

Board Diversity and Refreshment.  As part of its continued efforts to add directors with relevant skills, experience, expertise and diversity, the Board nominated the following three new independent directors for election at the August 7, 2018 Annual Meeting. Ms. Chong has extensive regulatory and legal experience and expertise in the telecom and public utility industries, including previously serving as a Commissioner of the FCC and as a Commissioner of the California Public Utilities Commission. Mr. Cominos is a 32-year veteran of both the power and the oil and gas industries, with expertise in developing business strategies to offer new technologies and solutions to power and other utility companies.  Ms. McAllister is a regulatory and corporate governance expert, with experience in serving on the boards of both public and private utility companies. As noted above, these new director nominees have been elected to serve on our Board of Directors, and we believe that they each will add considerable additional diversity of occupational and personal backgrounds, experience and expertise that will further facilitate objective and thoughtful oversight of management and the Company’s business plans and strategies.  These directors will also reduce the average tenure of the service on the Board from 9 to 4 years.

Lead Independent Director.    As an additional key element of its leadership structure, our Board has appointed Mr. Hennessy to serve as Lead Independent Director.  As Lead Independent Director, Mr. Hennessy will preside at meetings of the non-management and independent Board members.  He also will advise management on the agenda for Board meetings, and provide such other functions as the Board may direct.

Stockholder Communications.  We proactively interact with our stockholders to obtain their feedback on our operations, including meeting with a number of our large stockholders on a regular basis.

ITEM 11.  EXECUTIVE COMPENSATION

The following tables summarize information concerning the compensation awarded to, earned by, or paid for services rendered in all capacities by our named executive officers during Fiscal 2018 (the fiscal year ended March 31, 2018) and Fiscal 2017 (the fiscal year ended March 31, 2017).  As an emerging growth company, our named executive officers include:  John C. Pescatore, our principal executive officer during Fiscal 2018, and Morgan E. O’Brien and Robert H. Schwartz, our two most highly compensated executive officers (other than our principal executive officer) who were serving as executive officers at the end of Fiscal 2018.  In April 2018, our Board of Directors approved a chief executive officer transition plan, under which John C. Pescatore, our chief executive officer and president, transitioned to the position of vice chairman and Morgan E. O’Brien, our then-current vice chairman, assumed the position as our new chief executive officer.  In May 2018, our Board of Directors appointed Robert H. Schwartz to serve as our president and chief operating officer.

In addition, as an emerging growth company, we have elected to adopt the reduced compensation disclosure requirements permitted under the JOBS Act.   As a result, we are permitted and will rely on exemptions from certain disclosure requirements.  Nevertheless, our Board and Compensation Committee each believe that adopting appropriate and sound compensation programs and practices are fundamental to the overall success of our business and aligning the interests of our executives with the interests of our stockholders.

Our Board of Directors has established a Compensation Committee comprised of three independent directors in accordance with the rules and regulations established by the SEC and the NASDAQ Stock Market.   Our Board has delegated to the Compensation Committee the authority to establish the Company’s executive compensation program and to approve all compensation received by the Company’s executive officers and the other members of its management team.   In 2015, the Compensation Committee retained Pearl Meyer, as its independent compensation consultant, to assist it in evaluating the Company’s executive compensation program and selecting an appropriate peer group of comparable companies for purposes of setting executive compensation.

Executive Compensation Program.  Based on the advice of its independent compensation consultant, our Compensation Committee has established an executive compensation program consisting of: (i) an annual base salary, (ii) an annual performance-based cash bonus program and (iii) a long-term equity award plan consisting of time-based and performance-based equity awards.  In establishing this program, the Compensation Committee focused on designing a program that would attract, retain, and incentivize talented executives, motivate them to achieve our key financial, operational, and strategic goals, and reward them for superior performance.  The Compensation Committee also focused on ensuring that our executive compensation program aligns our executive officers’ and key employee’s interests with those of our stockholders by basing a significant portion of their compensation on the achievement of certain pre-established corporate and individual performance goals.

Determination of Executive Compensation.  The Compensation Committee did not target compensation to a particular percentile for our executive officers in Fiscal 2018.  Although it did not target a particular percentile, the Compensation Committee considered the Company’s net operating losses and the benefits to the Company and its stockholders of conserving the Company’s cash resources and extending its operating runway.  Based on these factors, the Compensation Committee determined to generally offer our executives below median annual salaries and total target cash compensation and median long-term equity incentives.

In setting executive compensation, the Compensation Committee considered benchmark data from the peer group it established, relevant publicly available market data and the compensation reports provided by Pearl Meyer.  The Compensation Committee also considered the compensation recommendations of our Chief Executive Officer (other than with respect to determining his own compensation), as well as the Company’s overall performance, each executive officer’s responsibilities and individual performance, and the Company’s financial status and operating runway for each individual executive.  In addition, the Committee considered the benefits of maintaining pay parity among our executive officers.

Base Salary:  The base salaries of our executive officers depend on their job responsibilities, the rate of compensation paid by our peer group of companies, the pay offered to the other executive officers, and the Company’s financial position and business performance.  To help conserve the Company’s cash resources, the Compensation Committee set the base salaries for our executive officers for Fiscal 2018 below median based on peer group data.

Performance-Based Cash Bonus Awards:  As part of our compensation program, our executive officers and other key employees are eligible to participate in a performance-based cash bonus award program. The Compensation Committee determines the annual performance-based cash bonus awards based on the executive’s individual performance and the Company’s actual performance compared to the corporate goals approved by the Compensation Committee.  For Fiscal 2018, the Compensation Committee set the annual target bonuses for our then serving Chief Executive Officer at 100% of his base salary, for our Chairman and our then serving Vice Chairman at 75% of their respective base salaries and for other executives at 40% to 60% of their respective base salaries. The Compensation Committee also determined that 50% of the annual performance-based cash incentive award for each of our executives, other than our sales team executives, would be based on corporate performance goals and 50% would be based on their individual performance.  For our sales team executives, the Compensation Committee adjusted the weighting of the annual performance-based cash incentive award to be 60% based on the achievement of the corporate performance goals and 40% based on individual performance.

For Fiscal 2018, our Compensation Committee established the following four corporate performance goals, and assigned the following percentages to each goal:

Performance Goal	Executive Officers	Sales Team Executives
Net Customer Additions Target	15%	32.5%
Total Revenue Target	5%	7.5%
Adjusted EBITDA Target(i)	15%	10%
Net Cash Balance Target	15%	10%

(i)

(i)The Company defines Adjusted EBITDA as net income (loss) with adjustments for depreciation and amortization, interest income (expense)-net, other income (expense)-net, income taxes and stock-based compensation.

The Compensation Committee provided that the target bonus percentages for the Net Customer Additions and Total Revenue Targets would increase by 4% for each 1% positive variance from the established performance target, and decrease by 4% for each 1% negative variance from the established performance target.   The Compensation Committee provided that the maximum payouts for the Net Customer Additions and Total Revenue Targets could not exceed 125% of the respective target percentages, and the maximum payouts for meeting or exceeding the EBITDA and Net Cash Balance Targets could not exceed 100% of the target percentages.

For Fiscal 2018, the Compensation Committee evaluated the Company’s performance relative to each of these corporate performance goals. For performance goals with minimum base performance levels, the Compensation Committee assigned a zero percentage to those performance goals if the Company did not meet the minimum base performance level. Based on this evaluation, the Compensation Committee assigned the following values to the corporate performance goals: (i) 0% for the Net Customer Additions Target because the Company did not meet the minimum base performance level, (ii) 108% related to the Total Revenue Target, (iii) 100% to the Adjusted EBITDA Target and (iv) 100% to the Net Cash Balance Target. Based on these scores and the relative weights applied to each goal, the Company achieved an overall aggregate of 35.4% for our non-sales team executives and 28.1% for our sales team executives.   Our Compensation Committee expected that the objectives it set as the corporate performance goals at the target level of performance would be challenging and require effective execution by the Company’s management team.

The Compensation Committee then considered the respective performance of each of our executive officers and other key employees in achieving their individual target and stretch performance goals.  Based on this evaluation and its evaluation of the Company performance goals discussed above, the Compensation Committee awarded annual performance awards to our executives ranging from 63.1% to 145.6% of their target bonuses.

Long-Term Equity Awards:  Equity ownership by our executive officers and key employees encourages them to create long-term value and also aligns their interests with those of our stockholders.  Historically, our executive officers have not received long-term equity awards on an annual basis.  During Fiscal 2015 (the period from April 1, 2014 to March 31, 2015), the Company completed a recapitalization, closed a private placement financing in which it raised net proceeds of approximately $202 million, purchased its spectrum assets from Sprint Corporation and qualified to become a publicly traded company.  In connection with these activities, the Company’s executive officers were issued time-based stock option awards in Fiscal 2015 that reflected the Company’s recapitalization and the fact that several of our executive officers were new hires and received their initial equity awards upon joining the Company.  Because our executive officers received stock option awards in Fiscal 2015, our Compensation Committee elected not to grant equity awards to our executive officers at the beginning of Fiscal 2016 (the period from April 1, 2015 to March 31, 2016).

During mid-Fiscal 2016, the Compensation Committee again retained Pearl Meyer as its independent compensation consultant, and requested Pearl Meyer to evaluate the Company’s executive compensation program.  Based on this evaluation, the Compensation Committee determined that one of the components of the Company’s executive compensation program should be the consideration of the annual issue of equity awards, with the issuance to take place at the beginning of each new fiscal year as may be determined by the Compensation Committee.  In designing the equity award program, the Compensation Committee determined that the equity awards should consist of both time-based and performance-based equity awards, with 50% of the grant date fair value being assigned to each type of award.  The Compensation Committee then evaluated how to best transition to the “annual” grant of equity awards since it had not granted equity awards at the beginning of Fiscal 2016, and most of the Company’s executive officers had not received equity-awards since June 2014 or the date they first joined the Company.   With input from Pearl Meyer, the Compensation Committee elected to grant the Company’s executive officers equity awards in January 2016.  Although these equity awards were granted during Fiscal 2016, the Compensation Committee intended these equity awards to cover the period from January 2016 through March 31, 2017 (i.e., the end of Fiscal 2017).  As a result, the Compensation Committee did not grant annual equity awards to the Company’s executive officers, other than Mr. Schwartz during Fiscal 2017, and so the compensation tables included herein for Messrs. O’Brien and Pescatore do not include any equity awards for Fiscal 2017.  To reflect his performance and his assumption of additional responsibilities in support of the Company’s spectrum initiatives, the Compensation Committee issued 10,000 time-based restricted stock units to Mr. Schwartz on June 28, 2016 and an additional 2,058 restricted stock units on January 13, 2017. The restricted stock units vest over a four-year period, with 25% of the restricted stock units vesting on the one year anniversary of the respective grant dates, and the remainder of the restricted stock units vesting in three equal annual installments thereafter.

For Fiscal 2018 (i.e., the period from April 1, 2017 to March 31, 2018) and future years, the Compensation Committee determined that the Company’s executive compensation program should provide for the issuance of equity awards to the Company’s executive officers each fiscal year.  Consistent with this program, the Compensation Committee granted our executive officers time-based and performance based equity awards during Fiscal 2018.

In Fiscal 2016 and 2018, the Compensation Committee determined that 50% of the grant date fair value of the equity awards should be time-based and the remaining 50% should be performance-based.  The time-based equity awards each vest in four equal annual installments over a four-year period measured from the grant date.  The performance-based equity awards vest contingent upon the Company’s satisfaction of each of the following conditions on or before January 13, 2020:

1.

achievement of a final order from the FCC providing for the creation and allocation of licenses for spectrum in the 900 MHz band consisting of paired blocks of contiguous spectrum, each containing at least 3 MHz of contiguous spectrum, authorized for broadband wireless communications uses, and

2.

the lack of objection by the Company’s Board of Directors to the terms and conditions  (including, but not limited to, the rebanding, clearing and relocation procedures, license assignment and award mechanisms, and technical and operational rules) set forth or referenced in the final order.

Summary Compensation Table

The following table summarizes information concerning the compensation awarded to, earned by, or paid for services rendered in all capacities by our named executive officers during Fiscal 2018 and Fiscal 2017. The compensation described in this table does not include medical, group life insurance, or other benefits which are available generally to all of our salaried employees.

								Non-Equity
				Stock		Option		Incentive Plan	All Other
		Salary	Bonus (3)	Awards (4)		Awards (4)		Compensation	Compensation		Total
Name and Principal Position	Year	($)	($)	($)		($)		($)	($)		($)
Morgan E. O’Brien	2018	325,000	163,922	—		553,623	(5)	—	—		1,042,545
Chief Executive	2017	325,000	135,000	—		—		—	—		460,000
Officer (1)

John C. Pescatore,	2018	400,000	269,001	550,000	(6)	621,449	(7)	—	19,665	(8)	1,860,115
Vice Chairman (1)	2017	400,000	210,000	—		—		—	—		610,000

Robert H. Schwartz	2018	255,625	117,250	225,000	(9)	248,580	(10)	—	—		846,455
President and Chief	2017	250,000	59,508	250,409	(11)	—		—	—		559,917
Operating Officer (2)

(1)

On April 23, 2018, the Company announced that its Board of Directors had determined that it was in the best interests of the Company and its stockholders to shift the Company’s focus and resources to pursuing its regulatory initiatives at the FCC and preparing for the future deployment of broadband and other advanced technologies and services.  In light of this shift in focus, the Board also approved a chief executive officer transition plan, under which, John C. Pescatore, the Company’s chief executive officer and president, transitioned to the position of vice chairman and Morgan E. O’Brien, the Company’s then-current vice chairman, assumed the position as the Company’s new chief executive officer, effective as of April 23, 2018.

(2)

On May 15, 2018, the Company announced its Board of Directors appointed Robert H. Schwartz to serve as its president and chief operating officer.  Mr. Schwartz previously served as the Company’s chief strategy and development officer.

(3)

The amounts shown reflect payments pursuant to the Company’s annual performance-based cash incentive program.   Under this program, the Company’s executive officers are eligible to receive an annual cash bonus based on a percentage of their base salaries contingent upon their achievement of certain pre-established corporate and individual performance goals approved and evaluated by the Compensation Committee.

(4)

These amounts represent the grant date fair value of equity-based stock awards granted by the Company during the periods presented, determined in accordance with FASB ASC Topic 718. All awards are amortized over the vesting life of the award. For the assumptions used in our valuations, see “Note 11 – Stock Acquisition Rights, Stock Options and Warrants” of our notes to the consolidated financial statements in our Annual Report on Form 10-K/A for the year ended March 31, 2018, filed with the SEC on August 9, 2018.

(5)

Represents a grant of a 54,945 stock options (in lieu of time-based restricted units) granted on May 22, 2017, with an exercise price equal to the closing market price of the Company’s common stock on the grant date, and vesting over a four-year period measured from the grant date.  Amount does not include an award of 54,945 performance-based stock options also granted on May 22, 2017, with an exercise price equal to the closing market price of the Company’s common stock on that date, with performance criteria that were considered not probable to be met as of March 31, 2018.  If the performance criteria are achieved, the grant date fair value of the performance-based stock option award would have been $553,623.

(6)

Represents the grant of 24,176 time-based restricted stock units granted on May 22, 2017 and vesting over a four-year period measured from the grant date.  Amount does not include the grant of 24,176 performance-based restricted stock units with performance criteria that were considered not probably to be met as of March 31, 2018.  If the performance criteria are achieved, the grant date fair value of the performance-based restricted stock units would have been $550,000.

(7)

Represents the grant of a 50,000 stock options (in lieu of time-based restricted units) granted on August 17, 2017, with an exercise price equal to the closing market price of the Company's common stock on the grant date, and vesting over a four-year period measured from the grant date.  Amount does not include an award of 50,000 performance-based stock option awards also granted on August 17, 2017, with an exercise price equal to the closing market price of the Company's common stock on that date, with performance criteria that were considered not probable to be met as of March 31, 2018.  If the performance criteria are achieved, the grant date fair value of the performance-based stock option award would have been $621,449.

(8)	Represents the amount of life insurance paid by the Company.
(9)

Represents the grant of 9,890 time-based restricted stock units granted on May 22, 2017 and vesting over a four-year period measured from the grant date.  Amount does not include the grant of 9,890 performance-based restricted stock units with performance criteria that were considered not probably to be met as of March 31, 2018.  If the performance criteria are achieved, the grant date fair value of the performance-based restricted stock units would have been $225,00.

(10)

Represents a grant of a 20,000 stock options (in lieu of time-based restricted units) granted on August 17, 2017, with an exercise price equal to the closing market price of the Company's common stock on the grant date, and vesting over a four-year period measured from the grant date.  Amount does not include an award of 25,000 performance-based stock options also granted on August 17, 2017, with an exercise price equal to the closing market price of the Company's common stock on that date, with performance criteria that were considered not probable to be met as of March 31, 2018.  If the performance criteria are achieved, the grant date fair value of the performance-based stock option award would have been $248,580.

(11)

Represents the grant of 10,000 time-based restricted stock units granted on June 28, 2016 and the grant of 2,058 time-based shares of restricted stock units granted on January 13, 2017.  The restricted stock units vest over a four-year period measured from their respective grant dates.

Narrative to Summary Compensation Table

The compensation program established for the Company’s executive officers consisted of the following elements for Fiscal 2018 and Fiscal 2017:

Morgan E. O’Brien, Chief Executive Officer:  The salary and bonus amounts represent Mr. O’Brien’s annual base salary and annual cash bonus payment pursuant to the Company’s executive compensation program established by the Compensation Committee.  Based on his achievement of certain pre-established corporate and individual performance goals approved and evaluated by the Compensation Committee, Mr. O’Brien received an annual cash bonus award equal to 69.7% of his target bonus for Fiscal 2018.  During Fiscal 2018, Mr. O’Brien was granted a stock option award to purchase 54,945 shares of the Company’s common stock with an exercise price equal to $22.75 per share.  25% of the option shares vested on May 22, 2018, and the remainder of the option shares will vest in three equal annual installments thereafter.  In addition, Mr. O’Brien was granted a performance-based stock option to purchase 54,945 shares of our common stock with an exercise price equal to $22.75 per share.  The option shares will vest in full upon attainment of the performance goal established by the Compensation Committee.  The performance goal requires the Company to receive prior to January 13, 2020: (i) a Final Order from the FCC providing for the creation and allocation of licenses for spectrum in the 900 MHz band consisting of paired blocks of contiguous spectrum, each containing at least 3 MHz of contiguous spectrum, authorized for broadband wireless communications uses and (ii) the lack of objection by the Company’s Board of Directors to the terms and conditions  (including, but not limited to, the rebanding, clearing and relocation procedures, license assignment and award mechanisms, and technical and operational rules) set forth or referenced in the Final Order.

John C. Pescatore, Vice Chairman:  The salary and bonus amounts for Fiscal 2017 represent Mr. Pescatore’s annual base salary and annual cash bonus payment pursuant to the Company’s executive compensation program established by the Compensation Committee.  For Fiscal 2018, Mr. Pescatore’s annual cash bonus amount was set at 65% of his target bonus based on the Continued Service, Consulting and Transition Agreement, dated April 23, 2018, between the Company and Mr. Pescatore.  During Fiscal 2018, Mr. Pescatore received 24,176 restricted stock units that vest over four years, with 25% that vested on May 22, 2018, and the remainder of the restricted units vesting in three equal annual installments thereafter.  Mr. Pescatore received 24,176 performance-based stock units.  The performance-based stock units will vest in full upon attainment of the performance goal established by the Compensation Committee.  The performance goal requires the Company to receive prior to January 13, 2020: (i) a Final Order from the FCC providing for the creation and allocation of licenses for spectrum in the 900 MHz band consisting of paired blocks of contiguous spectrum, each containing at least 3 MHz of contiguous spectrum, authorized for broadband wireless communications uses and (ii) the lack of objection by the Company’s Board of Directors to the terms and conditions  (including, but not limited to, the rebanding, clearing and relocation procedures, license assignment and award mechanisms, and technical and operational rules) set forth or referenced in the Final Order.  During Fiscal 2018, Mr. Pescatore was also granted a stock option award to purchase 50,000 shares of the Company’s common stock with an exercise price equal to $28.10 per share.  25% of the option shares that will vest on August 17, 2018, and the remainder of the option shares will vest in three equal annual installments thereafter.  In addition,

Mr. Pescatore was granted a performance-based stock option to purchase 50,000 shares of our common stock with an exercise price equal to $28.10 per share.  The option shares will vest in full upon attainment of the performance goal established by the Compensation Committee.  The performance goal requires the Company to receive prior to January 13, 2020: (i) a Final Order from the FCC providing for the creation and allocation of licenses for spectrum in the 900 MHz band consisting of paired blocks of contiguous spectrum, each containing at least 3 MHz of contiguous spectrum, authorized for broadband wireless communications uses and (ii) the lack of objection by the Company’s Board of Directors to the terms and conditions  (including, but not limited to, the rebanding, clearing and relocation procedures, license assignment and award mechanisms, and technical and operational rules) set forth or referenced in the Final Order.   Mr. Pescatore did not receive an equity-based award during Fiscal 2017.

Robert H. Schwartz, President and Chief Operating Officer:  The salary and bonus amounts represent Mr. Schwartz’s annual base salary and annual cash bonus payment pursuant to the Company’s executive compensation program established by the Compensation Committee.  Based on his achievement of certain pre-established corporate and individual performance goals approved and evaluated by the Compensation Committee, Mr. Schwartz received an annual cash bonus award equal to 145.6% of his target bonus for Fiscal 2018.   During Fiscal 2017, Mr. Schwartz was issued 10,000 time-based restricted stock units on June 28, 2016 and an additional 2,058 restricted stock units on January 13, 2017. The restricted stock units vest over a four-year period, with 25% of the restricted stock units vesting on the one year anniversary of the respective grant dates, and the remainder of the restricted stock units vesting in three equal annual installments thereafter.  During Fiscal 2018, Mr. Schwartz received 9,890 restricted stock units that vest over four years, with 25% that vested on May 22, 2018, and the remainder of the restricted units vesting in three equal annual installments thereafter.  Mr. Schwartz received 9,890 performance-based stock units.  The performance-based stock units will vest in full upon attainment of the performance goal established by the Compensation Committee.  The performance goal requires the Company to receive prior to January 13, 2020: (i) a Final Order from the FCC providing for the creation and allocation of licenses for spectrum in the 900 MHz band consisting of paired blocks of contiguous spectrum, each containing at least 3 MHz of contiguous spectrum, authorized for broadband wireless communications uses and (ii) the lack of objection by the Company’s Board of Directors to the terms and conditions  (including, but not limited to, the rebanding, clearing and relocation procedures, license assignment and award mechanisms, and technical and operational rules) set forth or referenced in the Final Order.  During Fiscal 2018, Mr. Schwartz was also granted a stock option award to purchase 20,000 shares of the Company’s common stock with an exercise price equal to $28.10 per share.  25% of the option shares that will vest on August 17, 2018, and the remainder of the option shares will vest in three equal annual installments thereafter.  In addition, Mr. Schwartz was granted a performance-based stock option to purchase 25,000 shares of our common stock with an exercise price equal to $28.10 per share.  The option shares will vest in full upon attainment of the performance goal established by the Compensation Committee.  The performance goal requires the Company to receive prior to January 13, 2020: (i) a Final Order from the FCC providing for the creation and allocation of licenses for spectrum in the 900 MHz band consisting of paired blocks of contiguous spectrum, each containing at least 3 MHz of contiguous spectrum, authorized for broadband wireless communications uses and (ii) the lack of objection by the Company’s Board of Directors to the terms and conditions  (including, but not limited to, the rebanding, clearing and relocation procedures, license assignment and award mechanisms, and technical and operational rules) set forth or referenced in the Final Order.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding outstanding equity awards held by our named executive officers at March 31, 2018.

	Option Awards						Stock Awards
	Number of Securities		Number of Securities						Market Value	Number of	Market Value
	Underlying		Underlying				Number of		of Shares or	Units or	of Units or
	Unexercised		Unexercised		Option	Option	Shares That		Units of Stock	Shares Vested	Shares Vested
	Options		Options (#)		Exercise	Expiration	Have Not		That Have Not	But Not	But Not
Name	(#) Exercisable		Unexercisable		Price	Date	Vested		Vested (1)	Delivered	Delivered (1)
Morgan E. O’Brien	—		54,945	(2)	$22.75	5/22/2027	—		—	—	—
	—		54,945	(3)	$22.75	5/22/2027	—		—	—	—
	—		50,000	(4)	$25.81	1/13/2026	—		—	—	—
	25,000	(5)	25,000	(5)	$25.81	1/13/2026	—		—	—	—
	48,750	(6)	16,250	(6)	$25.00	1/29/2025	—		—	—	—
	100,000	(7)	—		$25.00	1/29/2025	—		—	—	—
	101,250	(8)	33,750	(8)	$20.00	5/14/2024	—		—	—	—
John C. Pescatore	—		—		—	—	24,176	(9)	$721,654	—	—
	—		—		—	—	24,176	(10)	$721,654	—	—
	—		50,000	(11)	$28.10	8/17/2027	—		—	—	—
	—		50,000	(12)	$28.10	8/17/2027	—		—	—	—
	—		—		—	—	19,373	(13)	$578,284	—	—
	—		—		—	—	9,687	(14)	$289,157	—	—
	225,000	(8)	75,000	(8)	$20.00	5/14/2024	—		—	—	—
	12,985	(15)	—		$13.25	12/17/2020	—		—	—	—
Robert H. Schwartz	—		—		—	—	9,890	(9)	$295,217	—	—
	—		—		—	—	9,890	(10)	$295,217	—	—
	—		25,000	(11)	$28.10	8/17/2027	—		—	—	—
	—		20,000	(12)	$28.10	8/17/2027	—		—	—	—
	15,000	(16)	15,000	(16)	$24.45	2/23/2026	—		—	—	—
	35,000	(17)	35,000	(17)	$26.59	8/11/2025	—		—	—	—
	—		—		—	—	1,544	(18)	$46,088	—	—
	—		—		—	—	7,500	(19)	$223,875	—	—

(1)	The market value of the stock awards is determined by multiplying the number of shares underlying the stock awards by the closing stock price of our common stock of $29.85 on March 31, 2018.
(2)

Performance-based stock options granted on May 22, 2017 that will vest conditioned upon the Company's receipt prior to January 13, 2020 of : (i) a Final Order from the FCC providing for the creation and allocation of licenses for spectrum in the 900 MHz band consisting of paired blocks of contiguous spectrum, each containing at least 3 MHz of contiguous spectrum, authorized for broadband wireless communications uses and (ii) the lack of objection by the Company's Board of Directors to the terms and conditions  (including, but not limited to, the rebanding, clearing and relocation procedures, license assignment and award mechanisms, and technical and operational rules) set forth or referenced in the Final Order.

(3)	Stock options granted on May 22, 2017 that have vested or will vest as follows: 25% on each of May 22, 2018, May 22, 2019, May 22, 2020, and May 24, 2021.
(4)

Performance-based stock options granted on January 13, 2016 that will vest conditioned upon the Company's receipt prior to January 13, 2020 of : (i) a Final Order from the FCC providing for the creation and allocation of licenses for spectrum in the 900 MHz band consisting of paired blocks of contiguous spectrum, each containing at least 3 MHz of contiguous spectrum, authorized for broadband wireless communications uses and (ii) the lack of objection by the Company's Board of Directors to the terms and conditions  (including, but not limited to, the rebanding, clearing and relocation procedures, license assignment and award mechanisms, and technical and operational rules) set forth or referenced in the Final Order.

(5)	Stock options granted on January 13, 2016 that have vested or will vest as follows: 25% on each of January 13, 2017, January 16, 2018, January 14, 2019 and January 13, 2020.

(6)	Stock options granted on January 29, 2015 that have vested or will vest as follows: 25% on each of January 29, 2016, January 30, 2017, January 29, 2018 and January 29, 2019.
(7)	Stock options granted on January 29, 2015 which are fully vested.
(8)	Stock options granted on May 14, 2014 that will be fully vested on May 14, 2018.
(9)

Performance-based restricted stock units granted May 22, 2018 that will vest conditioned upon the Company's receipt prior to January 13, 2020 of: (i) a Final Order from the FCC providing for the creation and allocation of licenses for spectrum in the 900 MHz band consisting of paired blocks of contiguous spectrum, each containing at least 3 MHz of contiguous spectrum, authorized for broadband wireless communications uses and (ii) the lack of objection by the Company's Board of Directors to the terms and conditions  (including, but not limited to, the rebanding, clearing and relocation procedures, license assignment and award mechanisms, and technical and operational rules) set forth or referenced in the Final Order.

(10)	Restricted stock units granted on May 22, 2017 that have vested or will vest as follows: 25% on each of May 22, 2108, May 22, 2019, May 22, 2020, and May 24, 2021.
(11)

Performance-based stock options granted on August 17, 2017 that will vest conditioned upon the Company's receipt prior to January 13, 2020 of : (i) a Final Order from the FCC providing for the creation and allocation of licenses for spectrum in the 900 MHz band consisting of paired blocks of contiguous spectrum, each containing at least 3 MHz of contiguous spectrum, authorized for broadband wireless communications uses and (ii) the lack of objection by the Company's Board of Directors to the terms and conditions  (including, but not limited to, the rebanding, clearing and relocation procedures, license assignment and award mechanisms, and technical and operational rules) set forth or referenced in the Final Order.

(12)	Stock options granted on August 17, 2017 that have vested or will vest as follows: 25% on each of August 17, 2018, August 19, 2019, August 17, 2020, and August 17, 2021.
(13)

Performance-based restricted stock units granted on January 13, 2016 that will vest conditioned upon the Company’s receipt prior to January 13, 2020 of: (i) a Final Order from the FCC providing for the creation and allocation of licenses for spectrum in the 900 MHz band consisting of paired blocks of contiguous spectrum, each containing at least 3 MHz of contiguous spectrum, authorized for broadband wireless communications uses and (ii) the lack of objection by the Company’s Board of Directors to the terms and conditions  (including, but not limited to, the rebanding, clearing and relocation procedures, license assignment and award mechanisms, and technical and operational rules) set forth or referenced in the Final Order.

(14)	Restricted stock units granted on January 13, 2016 that have vested or will vest as follows: 25% on each of January 13, 2017, January 16, 2018, January 14, 2019 and January 13, 2020.
(15)	Stock options granted on December 17, 2010 that are fully vested.
(16)	Stock options granted on February 23, 2016 that have vested or will vest as follows: 25% on each of February 23, 2017, February 23, 2018, February 29, 2019 and February 24, 2020.
(17)	Stock options granted on August 11, 2015 that have vested or will vest as follows: 25% on each of August 11, 2016, August 11, 2017, August 13, 2018 and August 12, 2019.
(18)	The restricted units granted on January 13, 2017 that will vest as follows: 25% on each of January 16, 2018, January 14, 2019, January 13, 2020 and January 13, 2021.
(19)	The restricted units granted on June 27, 2016 that will vest as follows: 25% on each of June 27, 2017, June 27, 2018, June 27, 2019 and June 29, 2020.

Option Exercises and Stock Vested

The following table sets forth the number of shares acquired and the value realized upon exercise of stock options and vesting of stock awards during Fiscal 2018 by each of our named executive officers.

	Option Awards		Stock Awards
	Number of Shares	Value Realized	Number of Shares	Value Realized
	Acquired on Exercised	on Exerxise	Acquired on Vesting	on Vesting (1)
Name	(#)	($)	(#)	($)
Morgan E. O’Brien	—	—	7,549	226,847
John C. Pescatore	—	—	29,001	878,260
Robert H. Schwartz	—	—	3,014	91,290

(1)

The value realized on vesting is determined by multiplying the number of shares that vested during Fiscal 2018, times the closing price of our common stock on The NASDAQ Capital Market on the applicable vesting date.

Pension and Nonqualified Deferred Compensation

We do not provide any retirement benefits, other than under our 401(k) Plan, nor do we sponsor or maintain any nonqualified defined contribution or deferred compensation plans. Effective January 1, 2018, the Company increased the company match for all employees participating in the 401 (k) Plan from 1% to 2% of annual cash compensation.

Potential Payments upon Termination or Change in Control

The table below describes the potential payments or benefits to our named executive officers upon termination of employment by us without cause or for good reason (each as defined in the Executive Severance Plan), as if each executive’s employment terminated as of March 31, 2018. See “Severance Arrangements with our Named Executive Officers” below for additional information.

	Acceleration on Vesting (1)
	Stock	RSU's &	Base
	Options	PSU's	Salary		Health	Other		Total
Name	($)	($)	($)		($)	($)		($)
Morgan E. O’Brien
Severance absent a change of control	448,546	—	650,000	(2)	34,974	512,500	(4)	1,646,020
Severance in connection with a change of control	902,360	—	650,000	(2)	34,974	512,500	(4)	2,099,834
John C. Pescatore
Severance absent a change of control	747,865	90,310	800,000	(2)	34,974	825,000	(4)	2,498,149
Severance in connection with a change of control	826,250	1,010,811	800,000	(2)	34,974	825,000	(4)	3,497,035
Robert H. Schwartz
Severance absent a change of control	34,094	30,728	386,250	(3)	34,974	179,500	(5)	665,546
Severance in connection with a change of control	230,100	415,930	386,250	(3)	34,974	179,500	(5)	1,246,754

(1)	Represents value of immediate vesting of unvested stock options and stock awards.
(2)	Represents 2 times the base salary.
(3)	Represents 1.5 times the base salary.
(4)	Represents 2 times target annual bonus and outplacement support.
(5)	Represents 1.5 times target annual bonus and outplacement support.

Severance Arrangements with our Named Executive Officers
Severance Plan Participation Agreement

In March 2015, we entered into a Severance Plan Participation Agreement (the “Participation Agreement”) with each of our executive officers and certain key employees pursuant to our Executive Severance Plan (the “Severance Plan”) approved by our Compensation Committee, which replaced any prior existing employment agreements or severance arrangements with our executives. The Severance Plan establishes the amount of severance payments and benefits available in the event of a (i) termination of employment by the Company without Cause or by the participant for Good Reason and (ii) termination of employment by the Company without Cause or by the participant for Good Reason within six months before or within 24 months after a Change in Control (as defined in the Severance Plan).

The Severance Plan establishes two tiers of executives.  As of the end of Fiscal 2018, the Company’s Tier 1 executives included Morgan E. O’Brien, the then Vice Chairman of the Board  and John C. Pescatore, the then President and Chief Executive Officer and the Company’s Tier 2 executives included:  Robert H. Schwartz, the then Chief Strategy and Development Officer.

Upon termination of employment by the Company without Cause or by the participant for Good Reason, each (i) Tier 1 executive is eligible for a cash severance payment equal to 2.0 times and each Tier 2 executive at 1.5 times the sum of the executive’s base salary plus target bonus, paid in installments over 24 months, plus a pro-rated target bonus for the fiscal year in which the termination occurs. Additionally, for equity awards granted prior to February 18, 2015 (the “Effective Date”), each Tier 1 and Tier 2 executive will receive full accelerated vesting of such equity awards and a 2-year time period to exercise any stock options. For equity awards granted after the Effective Date, each Tier 1 and Tier 2 executive will receive pro-rated accelerated vesting of such equity awards to reflect their actual time-based services to the Company measured from the grant date and a 9-month time period to exercise any stock options included in such equity awards.

Upon termination of employment by the Company without Cause or by the executive for Good Reason within 6 months before or within 24 months after a Change in Control (as defined in the Severance Plan), each (i) Tier 1 executive is eligible for a cash severance payment equal to 2.0 times and each Tier 2 executive at 1.5 times the sum of the executive’s base salary plus target bonus, paid in a lump sum, plus a pro-rated target bonus for the fiscal year in which the termination occurs. In addition, each Tier 1 and Tier 2 executive will receive full accelerated vesting of all outstanding equity grants and a 2-year time period to exercise any stock options included in such equity awards.

The Severance Plan also provides for payment of health benefits continuation for a maximum of 18 months for Tier 1 and Tier 2 executives and outplacement services for a maximum of 12 months and $25,000 for Tier 1 and Tier 2 executives.

Employee Benefit Plans
401(k) Plan

Our employees are eligible to participate in a 401(k) Plan.  Effective January 1, 2018, the Company increased the company match for all employees participating in the 401(k) Plan from 1% to 2% of annual cash compensation.

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

Our director compensation is overseen by the Compensation Committee, which makes recommendations to our Board of Directors on the appropriate structure for our non-employee director compensation program and the appropriate amount of compensation to offer to our non-employee directors. Our Board of Directors is responsible for final approval of our non-employee director compensation program and the compensation paid to our non-employee directors.  The Compensation Committee retained Pearl Meyer as its independent compensation consultant to assess the Company’s non-employee director compensation program. With the assistance of Pearl Meyer, the Compensation Committee and Board of Directors established the Company’s philosophy to target total compensation for our non-employee directors at the 50th percentile of the market, based on the same peer group used in benchmarking the compensation of our executive officers.

Non-Employee Director Compensation

For Fiscal 2018, our non-employee director compensation program consisted of:  (i) annual cash retainers for Board service and for service as the chair of one of the standing Board Committees and (ii) long-term equity awards consisting of restricted stock awards granted on an annual basis to continuing non-employee directors immediately following the annual meeting of stockholders or upon their initial appointment to the Board for new directors.  Our non-employee directors are not entitled to any Board or Board Committee meeting fees.

Annual Cash Retainers:  Under our non-employee director compensation program, our non-employee directors received the following annual cash retainers:  $50,000 for service on the Board, $18,000 for service as the Audit Committee chair, $12,000 for service as the Compensation Committee chair, and $8,000 for service as the Nominating and Corporate Governance Committee chair.  These annual retainers are payable in four equal quarterly installments on the first day of each new calendar quarter.

Our non-employee director compensation program provides that newly appointed non-employee directors receive annual cash retainers on a pro rata basis, based on the fiscal quarter in which the director is appointed to the Board and each Board committee.

Long-Term Equity Awards:  Under our non-employee director compensation program, each of our non-employee directors are issued annual restricted stock awards with a grant date fair market value equal to approximately $65,000.  Each such annual award will vest on the earlier of (i) immediately prior to the commencement of the next regularly scheduled annual meeting of stockholders or (ii) 12 months from the grant date, subject to accelerated vesting of all unvested amounts in the event of (x) a change of control of the Company or (y) the director’s death, resignation or removal from the Board without cause.  On August 3, 2017, immediately following the 2017 annual meeting of stockholders, each of our continuing non-employee directors received restricted stock awards for 2,611 shares of common stock with a fair value of $24.90 per share, which was the closing bid price of our common stock on the NASDAQ Capital Market on the date of grant.

Our non-employee director compensation program provides that newly appointed non-employee directors receive an annual restricted stock grant, with the fair market value on the grant date calculated on pro-rata basis, based on the fiscal quarter in which the director is appointed to the Board.

Reimbursement:  Our directors are entitled to reimbursement for their reasonable travel and lodging expenses for attending Board and Board Committee meetings.

Narrative Discussion of the Director Compensation Table

The following table summarizes information concerning the compensation awarded to, earned by, or paid for services rendered in all capacities by our non-employee directors during Fiscal 2018 (the fiscal year ended March 31, 2018).

			Stock
		Fee (1)	Awards (2)
Name and Principal Position	Year	($)	($)		Total ($)
T. Clark Akers	2018	68,000	65,014	(3)	133,014
Mark Hennessy	2018	44,643	97,514	(4)	142,157
Paul Saleh	2018	50,000	65,014	(3)	115,014
Peter G. Schiff	2018	62,000	65,014	(3)	127,014
John C. Sites	2018	54,000	65,014	(3)	119,014

(1)

Represents annual cash retainers for Board service and for service as the chair of one of the standing Board Committees, if applicable.  Cash retainers are paid on a quarterly basis in four equal installments.

(2)

These amounts represent the grant date fair value of restricted stock awards granted by the Company during the period presented, determined in accordance with FASB ASC Topic 718. All restricted stock awards are amortized over the vesting life of the award. For the assumptions used in our valuations, see “Note 11 – Stock Acquisition Rights, Stock Options and Warrants” of our notes to consolidated financial statements in our Annual Report on Form 10-K/A for the year ended March 31, 2018 filed with the SEC on August 9, 2018.

(3)

Represents 2,611 restricted stock awards granted on August 3, 2017, immediately following the 2017 annual meeting of stockholders.  The closing stock price on the date of the grant, which represents the fair value of a share of restricted stock, was $24.90 per share.

(4)

Represents 1,410 restricted stock awards granted on May 8, 2017 upon Mr. Hennessy’s initial appointment to the Board.  The closing stock price on the date of the grant, which represents the fair value of a share of restricted stock, was $23.05 per share. Also, includes 2,611 restricted stock awards granted on August 3, 2017, immediately following the 2017 annual meeting of stockholders.  The closing stock price on the date of the grant, which represents the fair value of a share of restricted stock, was $24.90 per share.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information about the beneficial ownership of our common stock by (i) each of our directors and director nominees, (ii) each of our named executive officers named in the Summary Compensation Table under “Executive Compensation,” (iii) all our directors and executive officers as a group, and (iv) each person or group known by us to own more than 5% of our common stock. The percentages reflect beneficial ownership, as determined in accordance with the SEC’s rules, as of June 18, 2018 and are based on 14,509,370 shares of common stock outstanding as of June 18, 2018. Except as noted below, the address for all beneficial owners in the table below is 3 Garret Mountain Plaza, Suite 401, Woodland Park, New Jersey 07424.

	Amount and
	Nature of
	Beneficial	Percent of
Name of Beneficial Owner	Ownership(1)	Class
Directors and Executive Officers:
Brian D. McAuley(2)	551,219	3.75%
Morgan E. O’Brien(3)	334,778	2.26%
John C. Pescatore(4)	379,581	2.56%
Robert H. Schwartz(5)	78,268	*
T. Clark Akers(6)	12,250	*
Rachelle B. Chong	—	*
Greg W. Cominos	—	*
Mark Hennessy	4,021	*
Singleton B. McAllister	—	*
Paul Saleh	5,320	*
Peter Schiff(7)	249,538	1.72%
John C. Sites(8)	48,506	*
All directors and executive officers as a group (16 persons)	1,948,069	12.40%
5% or more Stockholders (not disclosed above):
Cerberus Capital Management, L.P.(9)	3,506,458	24.17%
Owl Creek Asset Management L.P.(10)	2,542,092	17.52%
FIE II LLC(11)	1,500,000	10.34%
TSSP Sub-Fund HoldCo LLC(12)	1,323,415	9.12%
Great American(13)	1,090,969	7.52%
The Vanguard Group(14)	812,251	5.60%

*            Represents less than 1% of the number of shares of our common stock outstanding as of June 18, 2018.

(1)

We determined the number of shares of common stock beneficially owned by each person under rules promulgated by the SEC, based on information obtained from Company records and filings with the SEC. In calculating the number of shares beneficially owned by an individual or entity and the percentage ownership of that individual or entity, shares underlying options, warrants or restricted stock units held by that individual or entity that are either currently exercisable or exercisable or to be settled within 60 days from June 18, 2018 are deemed outstanding. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other individual or entity. Unless otherwise indicated and subject to community property laws where applicable, the individuals and entities named in the table above have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

(2)

Includes 11,305 shares of common stock held by certain trusts for the benefit of Mr. McAuley’s children of which Mr. McAuley is the trustee and 3,836 shares held by Mr. McAuley’s spouse. In addition, Mr. McAuley’s spouse is a Trustee of Trusts established for each of their five grandchildren.  The Trusts hold an aggregate of 16,000 shares that were gifted to them by Mr. McAuley and as to which he disclaims any beneficial ownership.  Includes 135,000 shares of common stock underlying an option that are all exercisable as of May 14, 2018 at an exercise price of $20.00 per share. Also includes 48,7500 shares of common stock underlying an option that are all exercisable as of January 29, 2018 at an exercise price of $25.00 per share, with 16,250 additional shares subject to vesting in one remaining annual installment.

(3)

Includes 135,000 shares of common stock underlying an option that are all exercisable as of May 14, 2018 at an exercise price of $20.00 per share.  Includes 148,750 shares of common stock underlying an option that are all exercisable as of January 29, 2018 at an exercise price of $25.00 per share, with 16,250 additional shares subject to vesting in one remaining annual installment.  Also includes 25,000 shares of common stock underlying an option that are all exercisable as of January 13, 2018 at an exercise price of $25.81, with 12,500 additional shares vesting in two equal annual installments.  In addition, includes 13,736 shares of common stock underlying an option that are all exercisable as of May 22, 2018 at an exercise price of $22.75, with 41,209 additional shares vesting in three equal annual installments.

(4)

Includes outstanding options to purchase 12,985 shares of common stock at an exercise price of $13.25 per share and 1,809 shares of common stock held by certain of Mr. Pescatore’s children.  Includes 300,000 shares of common stock underlying an option that are all exercisable as of May 14, 2018 at an exercise price of $20.00 per share.  Also includes 12,500 restricted stock units that are vested as of August 17, 2018, with 37,500 additional shares subject to vesting in three equal installments.

(5)

Includes 52,500 shares of common stock underlying an option that are exercisable on August 11, 2018 at an exercise price of $26.59, with 17,500 additional shares subject to vesting in one annual installment.  Includes an option to purchase 15,000 shares of common stock that are exercisable as of February 23, 2018 at an exercise price of $24.45 per share with an additional 15,000 shares vesting in two equal annual installments.  Includes 2,500 restricted stock units that are vested as of June 28, 2018, with 5,000 additional shares subject to vesting in two equal installments.  Also, include 5,000 shares of common stock underlying an option that are exercisable on August 18, 2018 at an exercise price of $28.10, with 15,000 additional shares vesting in three equal installments.

(6)	Includes an option to purchase 2,500 shares of common stock held by Mr. Akers at an exercise price of $20.00 per share, which is fully vested.
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
(9)

Includes shares of common stock held by Cerberus Institutional Partners V, L.P., Cerberus International II Master Fund, L.P., Cerberus Partners II, L.P. and Cerberus Institutional Partners VI, L.P. We have been informed by the stockholder that Stephen Feinberg, through one or more intermediaries, exercises sole voting and dispositive power over the shares held by Cerberus Institutional Partners V, L.P., Cerberus International II Master Fund, L.P., Cerberus Partners II, L.P and Cerberus Institutional Partners VI, L.P. The address for Cerberus Capital Management, L.P. is 875 Third Avenue, New York, New York 10022.

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

(12)

TSSP Sub-Fund HoldCo LLC, is the sole member of TOP III SPV GP, LLC, a Delaware limited liability company, which is the manager of PBB Investments I, LLC, a Delaware limited liability company, which directly holds 1,323,415 shares of common stock of the Company. Because of TSSP Sub-Fund HoldCo’s relationship to the PBB Investments I, LLC, TSSP Sub-Fund HoldCo may be deemed to beneficially own the shares.  TSSP Sub-Fund HoldCo is managed by its board of directors, whose members are David Bonderman, James G. Coulter and Alan Waxman. Messrs. Bonderman, Coulter and Waxman disclaim beneficial ownership of the shares except to the extent of their pecuniary interest therein.  The address for TSSP Sub-Fund HoldCo is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102.

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

(14)

Includes shares held by Vanguard Fiduciary Trust Company, a wholly-owned subsidiary of The Vanguard Group, Inc. and Vanguard Investments Australia, Ltd., a wholly-owned subsidiary of The Vanguard Group, Inc. The address for The Vanguard Group, Inc. is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.

Changes in Control: We are not aware of any, nor are we a party to, arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change of control of us.

Section 16(a) Beneficial Ownership Reporting Compliance:  Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who beneficially own more than 10% of our common stock to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such persons. Based solely on a review of copies of reports provided to the Company pursuant to Rule 16a-3(e) of the Exchange Act and representations of such reporting persons, the Company believes that during Fiscal 2018, such SEC filing requirements were satisfied.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We have not engaged in any related party transaction since April 1, 2017 in which the amount involved exceeds $120,000 and in which any of our directors, named executive officers or any holder of more than 5% of our common stock, or any member of the immediate family of any of these persons or entities controlled by any of them, had or will have a direct or indirect material interest, other than the compensation arrangements described in “Executive Compensation.”

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the aggregate fees paid or accrued by the Company for the audit and other services provided by PKF O’Connor Davies, LLP for Fiscal 2018 and Fiscal 2017.

	2018	2017
Audit fees	$171,275	$204,050
Audit-related fees	—	—
Tax fees	—	7,100
Other fees	—	—
Total	$171,275	$211,150

Audit Fees. Audit fees consist of fees billed for the audit of our annual consolidated financial statements, the review of the interim consolidated financial statements, and related services that are normally provided in connection with registration statements, including (i) the prospectus supplement filed in February 2018 in connection with the Company’s ATM program as a supplement to  the November 2016 Form S-3 registration statements and (ii) the Company’s November 2016 Form S-3 registration statement.

Audit-Related Fees. There were no such fees incurred in Fiscal 2018 or Fiscal 2017.

Tax Fees. Tax fees consist of fees for professional services, including tax consulting and compliance performed by PKF.

All Other Fees. We did not incur any other fees in Fiscal 2018 or Fiscal 2017.

Policy on Audit Committee Pre-Approval of Audit and Permitted Non-Audit Services of Independent Auditors

The Audit Committee has determined that all services provided by PKF O’Connor Davies, LLP to date were compatible with maintaining the independence of such audit firm. The charter of the Audit Committee requires advance approval of all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by our independent registered public accounting firm, subject to any exception permitted by law or regulation

PART IV.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following consolidated financial statements of the Company appear on pages F-2 through F-25 of this report and are incorporated by reference in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements (As Restated)

Consolidated Balance Sheets as of March 31, 2018 (As Restated) and 2017

Consolidated Statements of Operations for each of the three Years Ended March 31, 2018 (As Restated), 2017, and 2016

Consolidated Statements of Stockholders’ Equity for each of the three Years Ended March 31, 2018 (As Restated), 2017 and 2016

Consolidated Statements of Cash Flows for each of the three Years Ended March 31, 2018 (As Restated), 2017, and 2016

Notes to Consolidated Financial Statements (As Restated)

(a)(2) All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) The exhibits listed in the accompanying Exhibit Index are either filed with this Annual Report or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in Woodland Park, State of New Jersey, on August 9, 2018.

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

Signature	Title	Date

/s/ Brian D. McAuley Brian D. McAuley	Chairman of the Board	August 9, 2018

/s/ Morgan E. O’Brien Morgan E. O’Brien	Chief Executive Officer (Principal Executive Officer)	August 9, 2018

/s/ Timothy A. Gray Timothy A. Gray	Chief Financial Officer (Principal Financial and Accounting Officer)	August 9, 2018

/s/ T. Clark Akers T. Clark Akers	Director	August 9, 2018

/s/ Rachelle B. Chong Rachelle B. Chong	Director	August 9, 2018

/s/ Greg W. Cominos Greg W. Cominos	Director	August 9, 2018

/s/ Mark Hennessy Mark Hennessy	Director	August 9, 2018

/s/ Singleton B. McAllister	Director	August 9, 2018
Singleton B. McAllister

/s/ Paul Saleh Paul Saleh	Director	August 9, 2018

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
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

23.1#	Consent of PKF O’Connor Davies, LLP Independent Registered Public Accounting Firm relating to the Consolidated Financial Statements of the Company
24.1#	Power of Attorney (included on signature page hereto)
31.1#

Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2#

Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase
101.DEF#	XBRL Taxonomy Extension Definition Linkbase
101.LAB#	XBRL Taxonomy Extension Label Linkbase
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase

_______________________

+	Management Contract or Compensatory Plan.
†

Portions of this exhibit have been omitted pursuant to a request for confidential treatment pursuant to Rule 406 under the Securities Act of 1933, as amended, which request has been granted by the SEC.

*

The certification furnished in Exhibit 32.1 hereto is deemed to accompany this Annual Report on Form 10-K/A and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

#	Filed herewith.

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

Restatement of Previously Issued Financial Statements

As discussed in Notes 2 and 10 to the consolidated financial statements, the March 31, 2018 consolidated financial statements have been restated to correct a misstatement.

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

/s/ PKF O’Connor Davies, LLP

New York, New York

June 5, 2018, except for the effects of the restatement as discussed in Notes 2 and 10 to the consolidated financial statements, as to which the date is August 9, 2018.

pdvWireless, Inc.

Consolidated Balance Sheets

March 31, 2018 (As Restated) and 2017

(dollars in thousands, except share data)

	2018 (As Restated)	2017
ASSETS
Current Assets
Cash and cash equivalents	$98,318	$124,083
Accounts receivable, net of allowance for doubtful accounts of $29 and $53, respectively	935	636
Inventory	173	128
Prepaid expenses and other current assets	850	874
Total current assets	100,276	125,721
Property and equipment	12,775	14,509
Intangible assets	106,606	104,676
Capitalized patent costs, net	197	210
Other assets	486	370
Total assets	$220,340	$245,486
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$4,322	$3,399
Accounts payable - officers	94	36
Current portion of note payable	—	497
Deferred revenue	813	789
Total current liabilities	5,229	4,721
Noncurrent liabilities
Deferred revenue	4,257	5,033
Deferred income taxes	—	6,498
Other liabilities	2,325	1,338
Total liabilities	11,811	17,590
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized and no shares outstanding at March 31, 2018 and March 31, 2017	—	—
Common stock, $0.0001 par value per share, 100,000,000 shares authorized and 14,487,650 shares issued and outstanding at March 31, 2018 and 14,358,564 shares issued and outstanding at March 31, 2017	1	1
Additional paid-in capital	335,767	330,566
Accumulated deficit	(127,239)	(102,671)
Total stockholders' equity	208,529	227,896
Total liabilities and stockholders' equity	$220,340	$245,486

See accompanying notes to consolidated financial statements.

pdvWireless, Inc.

Consolidated Statements of Operations

Years Ended March 31, 2018 (As Restated), 2017 and 2016

(dollars in thousands, except share data)

	2018 (As Restated)	2017	2016
Operating revenues
Service revenue	$4,796	$3,618	$2,625
Spectrum lease revenue	729	729	729
Other revenue	830	440	190
Total operating revenues	6,355	4,787	3,544
Cost of revenue
Sales and service	7,898	7,049	3,469
Gross (loss) profit	(1,543)	(2,262)	75
Operating expenses
General and administrative	20,864	22,553	16,726
Sales and support	6,967	5,652	3,956
Product development	2,352	2,316	1,323
Total operating expenses	30,183	30,521	22,005
Loss from operations	(31,726)	(32,783)	(21,930)
Interest expense	(3)	(5)	(3)
Interest income	741	128	104
Other (expense) income	(78)	(28)	1
Loss before income taxes	(31,066)	(32,688)	(21,828)
Income tax expense (benefit)	(6,498)	6,498	—
Net loss	$(24,568)	$(39,186)	$(21,828)
Net loss per common share basic and diluted	$(1.70)	$(2.72)	$(1.54)
Weighted-average common shares used to compute basic and diluted net loss per share	14,450,715	14,390,641	14,156,848

See accompanying notes to consolidated financial statements.

pdvWireless, Inc.

Consolidated Statement of Stockholders’ Equity

Years Ended March 31, 2018 (As Restated), 2017 and 2016

(dollars in thousands, except share data)

	Number of Shares
	Preferred stock series AA	Common stock	Preferred stock series AA	Common stock	Additional paid-in capital	Accumulated deficit	Total
Balance at March 31, 2015	—	12,614,297	$—	$1	$255,863	$(41,657)	$214,207
Issuance of stock, net of closing costs	—	1,725,000	—	—	64,792	—	64,792
Equity based compensation*	—	41,991	—	—	4,970	—	4,970
Stock option exercises	—	3,306	—	—	45	—	45
Net loss	—	—	—	—	—	(21,828)	(21,828)
Balance at March 31, 2016	—	14,384,594	—	1	325,670	(63,485)	262,186
Equity based compensation*	—	49,774	—	—	4,744	—	4,744
Stock option exercises	—	8,000	—	—	152	—	152
Net loss	—	—	—	—	—	(39,186)	(39,186)
Balance at March 31, 2017	—	14,442,368	—	1	330,566	(102,671)	227,896
Equity based compensation*	—	31,542	—	—	4,934	—	4,934
Stock option exercises	—	13,740	—	—	267	—	267
Net loss	—	—	—	—	0	(24,568)	(24,568)
Balance at March 31, 2018 (As Restated)	—	14,487,650	$—	$1	$335,767	$(127,239)	$208,529

* includes restricted shares issued.

See accompanying notes to consolidated financial statements.

pdvWireless, Inc.

Consolidated Statements of Cash Flows

Years Ended March 31, 2018 (As Restated), 2017 and 2016

(dollars in thousands)

	2018 (As Restated)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,568)	$(39,186)	$(21,828)
Adjustments to reconcile net loss to net cash (used) provided by operating activities
Depreciation and amortization	2,845	2,232	556
Non-cash compensation expense attributable to stock awards	5,602	4,744	4,970
Deferred income taxes	(6,498)	6,498	—
Bad debt expense	22	58	—
Accretion expense	14	12	—
Loss on disposal of assets	86	29	—
Changes in operating assets and liabilities
Accounts receivable	(320)	(166)	(133)
Inventory	(45)	(35)	(93)
Prepaid expenses and other assets	(91)	(276)	(312)
Accounts payable and accrued expenses	923	(239)	(2,620)
Accounts payable-officers	58	(8)	3
Accrued interest expense	—	—	(3)
Deferred revenue	(752)	(786)	(722)
Other liabilities	738	619	388
Net cash (used) provided by operating activities	(21,986)	(26,504)	(19,794)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible assets	(1,931)	(750)	(2,068)
Purchases of equipment	(950)	(1,640)	(9,077)
Payments for patent costs	—	(1)	(12)
Net cash used by investing activities	(2,881)	(2,391)	(11,157)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from follow-on offering	—	—	64,792
Payment of notes payable	(497)	(495)	(297)
Proceeds from stock option exercises	267	153	45
Taxes withheld and paid on employee stock awards	(668)	(143)	—
Net cash (used by) provided from financing activities	(898)	(485)	64,540
Net change in cash and cash equivalents	(25,765)	(29,380)	33,589
CASH AND CASH EQUIVALENTS
Beginning of the year	124,083	153,463	119,874
End of the year	$98,318	$124,083	$153,463

See accompanying notes to consolidated financial statements.

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

TeamConnect and pdvConnect Businesses

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

Spectrum Initiatives

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

2. Restatement of Previously Issued Consolidated Financial Statements

In connection with preparing its financial statements for the quarter ended June 30, 2018, the Company determined that it incorrectly interpreted the effective dates of changes in the accounting treatment of its net operating losses (“NOLs”) according to the new tax provisions instituted by the Tax Cuts and Jobs Act of 2017, which was signed into law on December 22, 2017 (the “TCJA”).  The TCJA, among other items: (i) increased the NOL carryforward period from 20-years to an indefinite carryforward period and (ii) limited the percentage of NOLs that may be used to offset taxable income to 80%.

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

In preparing its financial statements for the quarter ended December 31, 2017 and the year ended March 31, 2018 (the “Relevant Periods”), the Company, in consultation with its third-party tax firm, determined that it was unlikely that Congress intended to provide this double benefit to the NOLs generated by the Company during Fiscal 2018.  As a result, the Company determined that an appropriate approach would be to continue to limit the carryforward period during Fiscal 2018 to 20 years, rather than apply an indefinite life to these NOLs.

Based on its review of available accounting literature in connection with preparing its financial statements for the quarter ended June 30, 2018, the Company determined that it should apply the accounting changes implemented by the TCJA in accordance with the effective dates set forth in the TCJA.  Specifically, the Company determined that, based on the current language of the TCJA, the correct accounting treatment for the NOLs it generated during Fiscal 2018 is to apply an indefinite life to these NOLs.

Applying an indefinite life to the NOLs the Company generated during Fiscal 2018 enables the Company to utilize an increased amount of NOLs to offset the deferred tax liability created by the Company’s amortization of its indefinite-lived intangibles.  The Company determined that it should recognize an additional deferred tax benefit of $5.6 million for the three months ended December 31, 2017 and $6.0 million for the fiscal year ended March 31, 2018.

Although these changes are non-cash items and do not change the Company’s reported operating revenues or reported operating costs and expenses, the Company determined that these changes have a material impact on the as filed financial statements for the Relevant Periods.  As a result, on August 9, 2018, the Company filed an amended Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2017 and this amended Annual Report on Form 10-K/A for the year ended March 31, 2018, with amended and restated financial statements and financial information for these periods.

The table below sets forth the consolidated balance sheet, including the balances originally reported, the  adjustments and the as restated balances for the fiscal year ended March 31, 2018 (in thousands):

	As of March 31, 2018
	As
	Originally
	Reported	Adjustments	As Restated
Liabilities
Deferred income tax liability	$6,060	$(6,060)	$—
Total liabilities	17,871	(6,060)	11,811

Stockholders' Equity
Accumulated deficit	$(133,299)	$6,060	$(127,239)
Total stockholders' equity	202,469	6,060	208,529

The table below sets forth the consolidated statements of operations, including the balance originally reported, the adjustment and the as restated balance for the fiscal year ended March 31, 2018 (in thousands, except per share data):

	Year ended March 31, 2018
	As
	Originally
	Reported	Adjustments	As Restated
Income tax benefit	$(438)	$(6,060)	$(6,498)
Net loss	(30,628)	6,060	(24,568)
Net loss per common share basic and diluted	$(2.12)	$0.42	$(1.70)

The table below sets forth the consolidated statement of stockholders’ equity, including the balances originally reported, the adjustments and the as restated balances for the fiscal year ended March 31, 2018 (in thousands):

		Total
	Accumulated	Stockholders'
	Deficit	Equity
Balance at March 31, 2018, As Reported	$(133,299)	$202,469
Adjustments	6,060	6,060
Balance at March 31, 2018, As Restated	$(127,239)	$208,529

The table below sets forth the consolidated statements of cash flows from operating activities, including the balances originally reported, the adjustments and the as restated balances for the year ended March 31, 2018 (in thousands):

	Year ended March 31, 2018
	As
	Originally
	Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,628)	$6,060	$(24,568)
Adjustments to reconcile net loss to net cash used by operating activities
Deferred Income Tax	(438)	(6,060)	(6,498)
Net cash flows used by operating activities	$(21,986)	—	$(21,986)

The restatement had no impact on cash flows from investing activities or financing activities for the reported period.

In addition to the restated Consolidated Financial Statements, the information contained in Note 10 – Income Taxes has been amended and restated.

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

Subsequent Events Evaluation by Management

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date of the Original Filing and has concluded that no subsequent events have occurred that would require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements, other than those described in Note 17.

4.  Inventory

Inventory consists of the following at March 31, 2018 and March 31, 2017 (in thousands):

	2018	2017
Mobile devices	$88	$39
Handsets	51	65
Accessories	34	24
Total inventory	$173	$128

5.  Property and Equipment

Property and equipment consists of the following at March 31, 2018 and March 31, 2017 (in thousands):

	Estimated
	useful life	2018	2017
Network sites and equipment	5-10 years	$15,263	$13,999
Computer equipment	5-7 years	184	944
Computer software	1-3 years	10	13
Furniture and fixture and other equipment	2-5 years	1,418	1,091
Leasehold improvements	Shorter of the lease term or 10 years	344	141
		17,219	16,188
Less accumulated depreciation		5,468	3,590
		11,751	12,598
Construction in process		1,024	1,911
Property and equipment, net		$12,775	$14,509

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

6.  Intangible Assets

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

7.  Accounts Payable and Accrued Expenses

The table below provides additional information related to the Company’s accounts payable and accrued expenses at March 31, 2018 and March 31, 2017 (in thousands).

	2018	2017
Accounts payable and accrued expenses
Accounts payable	$569	$670
Accrued employee related expenses	2,337	2,385
Accrued expenses	630	222
Other	787	122
Total accounts payable and accrued expenses	$4,322	$3,399

8.  Accounts Payable - officers

Accounts payable - officers represents unreimbursed expenses including travel and entertainment expense incurred by the Company’s officers. At March 31, 2018 and March 31, 2017, the accounts payable to officers amounted to approximately $94,000 and $36,000, respectively.

9.  Note Payable

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

10.  Income Taxes – As Amended and Restated

On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act of 2017 (“TCJA”) into legislation. The TCJA includes numerous changes to existing tax law, including a permanent reduction in the federal corporate income tax rate from 35% to 21%. The rate reduction is effective as of January 1, 2018. Another provision included in the law is that operating losses incurred in years ending after December 31, 2017 may be carried forward indefinitely. The Company now can consider indefinite lived assets and the associated deferred tax liability as a source of future taxable income when assessing the potential to realize future tax deductions from indefinite carryforwards of net operating losses and interest expense.

The Company had federal and state net operating loss carryforwards of approximately $90.0 million at March 31, 2017, expiring in varying amounts from 2019 through 2037. For the year ended March 31, 2018, the Company incurred an operating loss of approximately $34.2 million which, per the provision in the TCJA does not expire and is not subject to the 80% of taxable income limitation upon usage.

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

Accounting Standards Codification Topic 740, Income Taxes, requires that a valuation allowance be recorded to reduce deferred tax assets when it is more likely than not that the tax benefit of the deferred tax assets will not be realized. The evaluation includes the consideration of all available evidence, both positive and negative, regarding historical operating results including recent years with reported losses, the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards, and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carryforward from expiring unused. In situations where a three-year cumulative loss condition exists, accounting standards limit the ability to consider projections of future results as positive evidence to assess the realizability of deferred tax assets.  In Fiscal 2018, the Company’s financial results reflected a three-year cumulative loss. The three-year cumulative loss constitutes significant negative evidence, limiting the Company’s ability to consider other positive evidence, such as the Company’s projections for future growth. Based upon the aforementioned TCJA provision related to the net operating loss arising from years ending after December 31, 2017, the Company now can consider indefinite lived assets and the associated deferred tax liability as a source of future taxable income when assessing the potential to realize future tax deductions from indefinite carryforwards of net operating losses.  Consequently, in Fiscal 2018 the Company recorded a non-cash benefit of $6.0 million primarily resulting from a reduction in valuation allowance against substantially all of its deferred tax assets. This valuation allowance has no effect on the Company’s ability to utilize the deferred tax assets to offset future taxable income, if generated. As required by GAAP, the Company will continue to assess the likelihood that the deferred tax assets will be realizable in the future and the valuation allowance will be adjusted accordingly. The tax benefits relating to any reversal of the valuation allowance on the net deferred tax assets in a future period will be recognized as a reduction of future income tax expense in that period.

In response to the enactment of TCJA in late 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address situations where the accounting is incomplete for certain income tax effects of TCJA upon issuance of an entity’s financial statements for the reporting period in which TCJA was enacted. Under SAB 118, a company may record provisional amounts during a measurement period for specific income tax effects of the TCJA for which the accounting is incomplete but a reasonable estimate can be determined, and when unable to determine a reasonable estimate for any income tax effects, report provisional amounts in the first reporting period in which a reasonable estimate can be determined. The Company has recorded the impact of the tax effects of TCJA relying on estimates where the accounting is incomplete as of March 31, 2018. As guidance and technical corrections are issued in the upcoming quarters, the Company will record updates to its original provisional estimates.

In May 2018, the Company received notice from the Internal Revenue Service that it would be auditing the Company’s tax return for the period ended March 31, 2016.  The audit is to begin at the end of June 2018.

Net deferred tax assets and liabilities consist of the following as of March 31, 2018 and 2017 (in thousands):

	2018 (As Restated)	2017
Deferred tax asset
Allowance for uncollectible accounts	$7	$14
Deferred rent	513	409
Accrued expenses	198	240
Deferred revenue	1,213	2,095
Asset retirement obligations	7	99
Net operating loss carryforward	30,925	33,933
Stock compensation expense	88	766
Total deferred tax asset	32,951	37,556
Deferred tax liability
Property and equipment	(375)	(640)
Definite-lived intangible assets	(1)	(8)
Indefinite-lived intangible assets	(6,060)	(6,498)
Total deferred tax liability	(6,436)	(7,146)
Total deferred tax assets and liabilities	26,515	30,410
Valuation allowance	(26,515)	(36,908)
Net deferred tax assets and liabilities	$—	$(6,498)

The components of the income tax expense for the years ended March 31, 2018 and 2017 are as follows (in thousands):

	2018 (As Restated)	2017
Current:
Federal	$—	$—
State	—	—
Total current	—	—

Deferred:
Federal	(5,971)	5,971
State	(527)	527
Total deferred	(6,498)	6,498

Total income tax (benefit) expense	$(6,498)	$6,498

The differences between the United States federal statutory tax rate and the Company's effective tax rate for the years ended March 31, 2018 and 2017 are as follows (in thousands):

	2018 (As Restated)		2017
Statutory federal tax	$(10,563)	34%	$(11,114)	34%
State income taxes, net of federal benefit	(932)	3%	(981)	3%
Other permanent differences	2,071	-7%	1,772	-5%
Restricted stock shortfall	(118)	0%	80	0%
Prior-year adjustments	58	0%	—	0%
Change in valuation allowance	2,986	-10%	16,719	-52%
Other	—	0%	22	0%
	$(6,498)	21%	$6,498	-20%

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

During the 2016 fiscal year, the Company purchased wireless licenses valued at $1.5 million consisting of $200,000 in cash and approximately $1.3 million in the form of a promissory note (see Note 9).  The Company capitalized asset retirement obligations that amounted to approximately $204,000.

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

15.  Business Concentrations

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

16.  Selected Quarterly Financial Data

Selected financial data by quarter was as follows (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Fiscal Year 2018 ended March 31, 2018	(Unaudited)	(Unaudited)	(As Restated) (Unaudited)	(As Restated) (Unaudited)	(As Restated)
Operating revenues	$1,465	$1,513	$1,601	$1,776	$6,355
Gross loss	$(235)	$(398)	$(415)	$(495)	$(1,543)
Net loss	$(7,910)	$(8,199)	$(99)	$(8,360)	$(24,568)
Net loss per common share basic and diluted	$(0.55)	$(0.57)	$(0.01)	$(0.59)	$(1.70)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2017 ended March 31, 2017	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	Full Year
Operating revenues	$1,045	$1,141	$1,335	$1,264	$4,787
Gross profit (loss)	$(539)	$(534)	$(497)	$(694)	$(2,262)
Net loss	$(10,052)	$(7,833)	$(7,288)	$(14,014)	$(39,186)
Net loss per common share basic and diluted	$(0.70)	$(0.54)	$(0.51)	$(0.97)	$(2.72)

17. Subsequent Events

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

Loss of pdvConnect Revenues

In addition, the Company received information from one of its Tier 1 carrier partners that the largest customer of its pdvConnect service planned to discontinue its use of that service during Fiscal 2019.  The revenues generated from this customer were $2.4 million, $1.8 million, and $1.4 million for the years ended March 31, 2018, 2017, and 2016, respectively, which represented 37%,  37% and 38% of total operating revenues for those same fiscal years, respectively.