Form 10-Q
period 2018-06-30
pdvWireless, Inc.
filed 2018-08-10
CIK 1304492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________

FORM 10-Q

____________________________________

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

At August  1, 2018,  14,509,807 shares of the registrant’s common stock were outstanding.

Explanatory Note

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (the “Form 10-Q”) contains restated financial statements and information for the fiscal year ended March 31, 2018 filed by pdvWireless Inc. (the “Company”) with the Securities and Exchange Commission (the “SEC”) on August 9, 2018 in its amended Annual Report on Form 10-K/A for the fiscal year ended March 31, 2018.

In connection with preparing this Form 10-Q, the Company determined that it incorrectly interpreted the effective date of a change to the accounting treatment of its net operating losses (“NOLs”) instituted by the Tax Cuts and Jobs Act of 2017 (“TCJA”), which was signed into law on December 22, 2017.  The TCJA, among other items: (i) increased the NOL carryforward period from 20-years to an indefinite carryforward period and (ii) limited the percentage of NOLs that may be used to offset taxable income to 80%.   Under the TCJA, the 80% limitation applies to NOLs arising in taxable years “beginning after” December 31, 2017, which for the Company would be its fiscal year commencing on April 1, 2018 and ending on March 31, 2019 (“Fiscal 2019”).  The TCJA, however, provides that the indefinite carryforward period applies to NOLs arising in taxable years “ending after” December 31, 2017, which for the Company would be its fiscal year beginning on April 1, 2017 and ending on March 31, 2018 (“Fiscal 2018”).   Based on these dates, NOLs generated by the Company during Fiscal 2018 would both (i) not be subject to the 80% limitation and (ii) have an indefinite carryforward period.

At the time of preparing its Annual Report on Form 10-K for the fiscal year ended March 31, 2018, the Company, in consultation with its third-party tax firm, determined that it was unlikely that Congress intended to provide this double benefit to the NOLs generated by the Company during Fiscal 2018.  As a result, the Company determined that an appropriate approach would be to continue to limit the carryforward period for the NOLs it incurred during Fiscal 2018 to 20 years, rather than apply an indefinite life to those NOLs.

Based on its review of available accounting literature in connection with preparing this Form 10-Q, the Company determined that it should apply the accounting changes implemented by the TCJA in accordance with the effective dates set forth in the TCJA, despite the double benefit it could recognize for the NOLs it incurred during Fiscal 2018.  Specifically, the Company determined that, based on the current language of the TCJA, the correct accounting treatment for the NOLs it generated during Fiscal 2018 is to apply an indefinite life to these NOLs and to not subject those NOLs to the 80% limitation.  See Note 2 to the Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information regarding the restated financial statements and information contained in this Form 10-Q.

pdvWireless, Inc.

FORM 10-Q

For the quarterly period ended June  30, 2018

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes statements of our expectations, intentions, plans, and beliefs that constitute “forward-looking statements.”    These forward-looking statements are principally, but not solely, contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements include, but are not limited to, statements about our strategies, plans, objectives, expectations, intentions, expenditures and assumptions and other statements contained herein that are not historical facts. Our forward-looking statements are generally, but not always, accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “should,” “will,” “may,” “plan,” “goal,” “can,” “could,” “continuing,” “ongoing,” “intend” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and projections about future events and financial, market and business trends. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause our actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. Many of these risks, uncertainties and other factors are beyond our ability to control, influence, or predict. The most significant of these risks, uncertainties and other factors are described in “Item 1A—Risk Factors” in Part II of this Quarterly Report on Form 10-Q and in our amended Annual Report on Form 10-K/A for the year ended March 31, 2018 filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2018.    As a result, investors are urged not to place undue reliance on any forward-looking statements.  These forward-looking statements reflect our views and assumptions only as of the date such forward-looking statements were made. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1:  Consolidated Financial Statements

pdvWireless, Inc.

Consolidated Balance Sheets

June  30, 2018 and March 31, 2018 (As Restated)

(dollars in thousands, except share data)

	June 30,	March 31,
	2018	2018 (As Restated)
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$90,936	$98,318
Accounts receivable, net of allowance for doubtful accounts of $81 and $29	935	935
Inventory	—	173
Prepaid expenses and other current assets	1,251	850
Total current assets	93,122	100,276
Property and equipment	11,675	12,775
Intangible assets	106,606	106,606
Capitalized patent costs, net	194	197
Other assets	863	486
Total assets	$212,460	$220,340
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$4,173	$4,322
Accounts payable - officers	39	94
Deferred revenue	806	813
Total current liabilities	5,018	5,229
Noncurrent liabilities
Deferred revenue	4,058	4,257
Other liabilities	2,677	2,325
Total liabilities	11,753	11,811
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized and no shares outstanding at June 30, 2018 and March 31, 2018	—	—
Common stock, $0.0001 par value per share, 100,000,000 shares authorized and 14,509,557 shares issued and outstanding at June 30, 2018 and 14,487,650 shares issued and outstanding at March 31, 2018	1	1
Additional paid-in capital	339,479	335,767
Accumulated deficit	(138,773)	(127,239)
Total stockholders' equity	200,707	208,529
Total liabilities and stockholders' equity	$212,460	$220,340

See accompanying notes to consolidated financial statements.

pdvWireless, Inc.

Consolidated Statements of Operations

Three Months Ended June  30, 2018 and 2017

(dollars in thousands, except share data)

(Unaudited)

	Three months ended
	June 30,
	2018	2017
Operating revenues
Service revenue	$1,348	$1,105
Spectrum revenue	182	182
Other revenue	342	178
Total operating revenues	1,872	1,465
Cost of revenue
Sales and service	2,146	1,700
Gross loss	(274)	(235)
Operating expenses
General and administrative	5,568	4,881
Sales and support	1,631	1,686
Product development	637	552
Restructuring costs	3,975	—
Impairment of long-lived assets	534	—
Total operating expenses	12,345	7,119
Loss from operations	(12,619)	(7,354)
Interest expense	—	(1)
Interest income	316	112
Other income (expense)	1	(17)
Loss before income taxes	(12,302)	(7,260)
Income tax expense	—	650
Net loss	$(12,302)	$(7,910)
Net loss per common share basic and diluted	$(0.85)	$(0.55)
Weighted-average common shares used to compute basic and diluted net loss per share	14,481,561	14,437,986

See accompanying notes to consolidated financial statements.

pdvWireless, Inc.

Consolidated Statement of Stockholders’ Equity/(Deficiency)

Three Months Ended June  30, 2018

(dollars in thousands, except share data)

(Unaudited)

	Number of Shares
	Preferred		Preferred
	Stock	Common	Stock	Common	Additional	Accumulated
	Series AA	Stock	Series AA	Stock	Paid-in Capital	Deficit	Total
Balance at March 31, 2018 (As Restated)	—	14,487,650	$—	$1	$335,767	$(127,239)	$208,529
Cumulative effect of change in accounting principle	—	—	—	—	—	768	768
Balance at April 1, 2018	—	14,487,650	—	1	335,767	(126,471)	209,297
Equity based compensation*	—	21,720	—	—	3,820	—	3,820
Stock option exercises	—	187	—	—	4	—	4
Shares withheld for taxes	—	—	—	—	(112)	—	(112)
Net loss	—	—	—	—	—	(12,302)	(12,302)
Balance at June 30, 2018	—	14,509,557	$—	$1	$339,479	$(138,773)	$200,707

* includes restricted shares

See accompanying notes to consolidated financial statements.

pdvWireless, Inc.

Consolidated Statements of Cash Flows

Three Months Ended June  30, 2018 and 2017

(dollars in thousands)

(Unaudited)

	Three months
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,302)	$(7,910)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	728	654
Non-cash compensation expense attributable to stock awards	3,820	1,089
Deferred income taxes	—	650
Bad debt expense	60	9
Loss on disposal of assets	—	17
Impairment of long-lived assets	534	—
Changes in operating assets and liabilities
Accounts receivable	(60)	(280)
Inventory	170	64
Prepaid expenses and other assets	(10)	260
Accounts payable and accrued expenses	(150)	(914)
Accounts payable - officers	(55)	(9)
Deferred revenue	(206)	(147)
Other liabilities	352	143
Net cash used by operating activities	(7,119)	(6,374)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible assets	—	(1,677)
Purchases of equipment	(155)	(651)
Net cash used by investing activities	(155)	(2,328)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercise	4	160
Payments of withholding tax on net issuance of restricted stock	(112)	—
Net cash (used) provided by financing activities	(108)	160
Net change in cash and cash equivalents	(7,382)	(8,542)
CASH AND CASH EQUIVALENTS
Beginning of the period	98,318	124,083
End of the period	$90,936	$115,541
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period:
Taxes paid	$—	$8
Non-cash activities:
Capital expenditures included in other liabilities	$—	$217

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

The Company’s revenues are derived substantially from its TeamConnect and pdvConnectTM offerings.  The TeamConnect service combines pdvConnect, a proprietary suite of mobile communication and workforce management applications, with advanced digital network architecture and mobile devices supplied by Motorola Solutions, Inc. and/or its subsidiaries (“Motorola”).  Developed for dispatch-centric businesses, and historically offered principally to customers who utilize Tier 1 cellular networks, pdvConnect is an efficient mobile communication and workforce management solution that enables businesses to locate and communicate with their field workers and improve the documentation of work events and job status.  Also built with the commercial dispatch customer in mind, Motorola’s digital network architecture allows the Company to provide reliable, instant and wide-area PTT communication services to its customers.

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

On June 1, 2018, the Company’s Board of Directors approved an initial plan to restructure its business aimed at reducing the future operating costs of its TeamConnect and pdvConnect businesses and better aligning and focusing its business priorities on its spectrum initiatives. The Company also recently announced that it had received information from one of its Tier 1 carrier partners that the largest customer of its pdvConnect service planned to discontinue its use of that service during Fiscal 2019.  As a result of the loss of this significant customer and its implementation of the restructuring plan and the related measures taken to reduce the operating costs of our TeamConnect and pdvConnect businesses, principally in the sales and marketing areas, we expect that our operating revenues from these businesses will decline in future reporting periods.

2.      Restatement of Previously Issued Financial Statements

 In connection with preparing this Form 10-Q, the Company determined that it incorrectly interpreted the effective date of  changes in the accounting treatment of its net operating losses (“NOLs”) in accordance with the new tax provisions in the Tax Cuts and Jobs Act of 2017, which was signed into law on December 22, 2017 (the “TCJA”).  The TCJA, among other items: (i) increased the NOL carryforward period from 20-years to an indefinite carryforward period and (ii) limited the percentage of NOLs that may be used to offset taxable income to 80%.

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

In preparing its financial statements for the quarterly period ended December 31, 2017 and the year ended March 31, 2018, the Company, in consultation with its third-party tax firm, determined that it was unlikely that Congress intended to provide this double benefit to the NOLs generated by the Company during Fiscal 2018.  As a result, the Company determined that an appropriate approach would be to continue to limit the carryforward period for its 2018 NOLs to 20 years, rather than apply an indefinite life to these NOLs.

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

Applying an indefinite life to the NOLs the Company generated during Fiscal 2018 enables the Company to utilize an increased amount of NOLs to offset the deferred tax liability created by the Company’s amortization of its indefinite-lived intangibles.  The Company determined that it should recognize an additional deferred tax benefit of $5.6 million for the three months ended December 31, 2017 and $6.0 million for the fiscal year ended March 31, 2018.    The Company determined that these changes had a material impact on the previously filed financial statements for the quarter ended December 31, 2017 and the fiscal year ended March 31, 2018.    As a result, on August 9, 2018, the Company filed an amended Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2017 and an amended Annual Report on Form 10-K/A for the year ended March 31, 2018, with restated financial statements and information for these periods.

This Form 10-Q reflects the restated financial statements and information filed by the Company with the SEC on August 9, 2018 in its amended Quarterly and Annual Reports.

3.      Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The unaudited consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information.  Pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been condensed or omitted.

Because certain information and footnote disclosures have been condensed or omitted, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in the Company’s amended Annual Report on Form 10-K/A for the fiscal year ended March 31, 2018 as filed on August 9, 2018 with the SEC.  In the Company’s opinion all normal and recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included.  The Company believes that the disclosures made in the unaudited consolidated interim financial statements are adequate to make the information not misleading.  The results of operations for the interim periods presented are not necessarily indicative of the results for the year.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, including PDV Spectrum Holding Company, LLC formed in April 2014. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

Management may be required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to allowance for doubtful accounts, estimated useful lives of depreciable assets, asset retirement obligations, the carrying amount of long-lived assets under construction in process, valuation allowance on the Company’s deferred tax assets, and recoverability of intangible assets. Moreover, in certain circumstances, requirements associated with relevant US GAAP guidance can impact the Company’s estimates and assumptions. The Company is also required to make certain estimates with regard to the valuation of awards and forfeiture rates for its share-based award programs. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the applicable period. Accordingly, actual results could materially differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the presentation of the corresponding amounts in the financial statements for the three months ended June 30, 2018. These reclassifications had no effect on previously reported results of operations, cash flows, assets, liabilities or equity for the periods presented.

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

Revenue Recognition

Revenues are recognized when a contract with a customer exists and control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services and the identified performance obligation has been satisfied.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in Accounting Standard Codification (“ASC”), 606, Revenue from Contracts with Customers, (“ASC 606”). A contract’s transaction price is allocated to each distinct performance obligation and is recognized as revenue when, or as, the performance obligation is satisfied, which typically occurs when the services are rendered. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. The Company’s contracts with customers may include multiple performance obligations. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price. It generally determines standalone selling prices based on the prices charged to customers under contracts involving only the relevant performance obligation. Judgment may be used to determine the standalone selling prices for items that are not sold separately, including services provided at no additional charge. Most of our performance obligations are satisfied at over time as services are provided.

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company has determined that certain sales commissions meet the requirements to be capitalized and have been recorded as an asset upon the Company’s adoption of ASC 606.

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

Net Loss Per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. For purposes of the diluted net loss per share calculation, preferred stock, stock options, restricted stock and warrants are considered to be potentially dilutive securities. Because the Company has reported a net loss for the three months ended June 30, 2018 and 2017, diluted net loss per common share is the same as basic net loss per common share for those periods.

Common stock equivalents resulting from potentially dilutive securities approximated 1,095,000 and 1,002,000 at June  30, 2018 and March 31, 2018, respectively, and have not been included in the dilutive weighted average shares of common stock outstanding, as their effects are anti-dilutive.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases.  The ASU amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. The ASU also requires disclosure of key information about leasing arrangements to increase the transparency and comparability among organizations. The accounting for lessors does not fundamentally change except for changes to conform and align guidance to the lessee guidance as well as to the new revenue recognition guidance in ASU 2014-09.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted. ASU 2016-02 requires reporting organizations to take a modified retrospective transition approach (as opposed to a full retrospective transition approach). The Company decided not to early adopt the ASU.  The Company is evaluating the potential impact that ASU 2016-02 may have on its consolidated financial statements.

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

Other accounting standards that have been issued or proposed by the FASB or other standard-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASC 606”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers, and also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. ASC 606 replaced most existing revenue recognition guidance in U.S. GAAP. The new standard was effective for the Company on April 1, 2018.  The standard permits the use of either the full retrospective or modified retrospective transition method. The Company adopted ASC 606 using the modified retrospective transition method on April 1, 2018 and applied the standard to all of its customer contracts that are not considered completed as of the adoption date. See Note 3 – Revenue for further discussion, including the impact on the Company’s consolidated financial statements and required disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718) Scope of Modification Accounting. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The adoption of ASU 2017-09 became effective for annual periods beginning after December 15, 2017 with prospective application.  The Company adopted this standard on April 1, 2018.  The adoption of this standard has not had a material impact on the Company’s condensed consolidated financial statements or related disclosures.

4.Revenue

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which amended the FASB Accounting Standards Codification (“ASC”) and created a new ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). On April 1, 2018, the Company adopted ASC 606 using the modified retrospective method and recognized the cumulative effect of initially applying the guidance as an adjustment to the opening balance of retained deficit. The Company applied the new revenue standard to new and existing contracts that were not complete as of the date of initial application.    As a result of applying this standard using the modified retrospective method, the Company has presented financial results and applied its accounting policies for the period beginning April 1, 2018 under ASC 606, while prior period results and accounting policies have not been adjusted and are reflected under legacy GAAP pursuant to ASC 605.

As a result of adopting ASC 606, on April 1, 2018, the Company recorded a reduction of $0.8 million to its accumulated deficit.  The most significant drivers of the adjustment included the Company’s change in accounting policy related to the deferral of costs to obtain a contract.  The Company is required to capitalize certain contract acquisition costs that relate directly to a customer contract, and recognize such costs as an asset, including commissions paid to its sales team and indirect dealers, and to amortize these costs on a straight-line basis over the customer’s estimated contract period, which is an average of 24 months.  The Company previously expensed these contract acquisition costs as incurred in selling, general and administrative expenses.  Management assesses these costs and the related asset carrying value for impairment on a quarterly basis.

In accordance with ASC 606, when the customer purchases or receives a discounted handset in connection with entering into a contract for service, the Company allocates revenue between the handset and the service based on the relative standalone selling price.  Revenue is recognized when the performance obligation which includes providing the services or transferring control of promised handsets, which are distinct to a customer has been satisfied.  Revenue is recognized in an amount that reflects the consideration the Company expects to be entitled to for those performance obligations.

The cumulative effect of the changes made to the Company’s consolidated April 1, 2018 balance sheet for the adoption of ASC 606 were as follows:

	Balance at March 31,	Adjustments due to	Balance at April 1,
	2018	ASC 606	2018
Assets
Prepaid expenses and other current assets	$850	$473	$1,323
Other assets	486	295	781
Liabilities
Deferred revenue, short-term and long-term	$5,070	$—	$5,070
Stockholders' Equity
Accumulated deficit	(127,239)	768	(126,471)

Service Revenue.  The Company derives its service revenue from a  fixed monthly recurring unit price per user, with 30-day payment terms, for its pdvConnect, TeamConnect and Diga-talk service offerings.

pdvConnect is the Company’s proprietary cloud-based mobile resource management solution which is sold as a separate software-as-a-service offering for dispatch-centric business customers who utilize Tier 1 cellular networks, and to a lesser extent, who utilize land mobile radio networks not operated by the Company.  pdvConnect is sold directly by the Company or through two Tier 1 domestic carriers.  The service is contracted and billed on a month to month basis and the Company satisfies its performance obligation over time as the services are delivered.

TeamConnect combines pdvConnect with the Company’s push-to-talk (“PTT”) mobile communication services involving digital network architecture and mobile devices.  TeamConnect gives customers the ability to instantly set up PTT communications and delivers real-time information from mobile workers to dispatch operators.  It also allows customers to deliver voice messages to any computer (via the internet), any email address or to any phone in the United States as well as to communicate in real time with TeamConnect enabled smartphones on any cellular carrier network.  The contract period for the TeamConnect service varies from a month to month basis to 24 months.  The customer is billed at the beginning of each month of the contract term.  The Company recognizes satisfies its performance obligation over time as the services are delivered.

Diga-talk is a mobile communications offering that is being resold by the Company and that provides nationwide two-way digital communication services.  The service is contracted and billed on a month to month basis. The Company launched the offering in March 2018 and is a reseller of the services and related devices.  The determination was made that the Company is the principal in this reseller arrangement since the customer views the Company as fulfilling the performance obligations and therefore, records revenue on a gross basis over time upon delivery of the services.

Spectrum Revenue.  In September 2014, Motorola paid the Company an upfront, fully-paid fee of $7.5 million in order to use a portion of the Company’s wireless spectrum licenses. The payment of the fee is accounted for as deferred revenue on the Company’s consolidated balance sheets and is recognized ratably in accordance with ASC 606 over the contractual term of approximately ten years.  The revenue recognized for the three months ended June 30, 2018 and June 30, 2017 was approximately $182,000.

Other Revenue.  The Company derives other revenue primarily from either the sale of radios and accessories for TeamConnect and Diga-talk as well as the rental of radios for TeamConnect based on 30-day payment terms.    The Company recognizes  radio and accessory revenue when a customer takes possession of the device.

For TeamConnect, when the customer purchases a radio offered at a discounted price bundled with services or is provided a discount by the dealer which is paid for by the Company, the Company allocates a portion of our future service billings to the radio and recognizes revenue upon handset delivery at the inception of the contract, which results in a contract asset that is amortized as a reduction to service revenue over the expected term of the customer relationship, which is typically 24 months.  For Diga-talk, the customer contract is month to month.  As a result, when the customer purchases a radio offered at a discounted price bundled with services, the discount for the radio is taken in the first month.

Contract Assets.  Contract assets include the portion of the Company’s future service invoices which has been allocated to the discounted price of the radios and amortized as a reduction against service revenue over the contract period.  As of June 30, 2018 and April 1, 2018, the Company had $0.2 million in total contract assets, of which $0.1 million was classified as a component of prepaid expenses and other current assets in our condensed consolidated balances sheets for both periods.  The amortization of the contract asset for the three months ended June 30, 2018 was not significant.

The Company also recognizes a contract asset for the incremental costs of obtaining a contract with a customer.  These costs include commissions for sales people and commissions paid to third-party dealers.  These costs are amortized ratably using the portfolio approach over the estimated customer contract period.  Under the previous accounting standard, the Company expensed commissions as incurred.  As of June 30, 2018 and April 1, 2018, the Company had $0.7 million of deferred costs in both periods related to expenses required to obtain or fulfill a contract.  Of these total deferred costs, as of June 30, 2018 and April 1, 2018, $0.5 million were recorded as a component of prepaid and other current assets.  In addition, the Company recorded $0.1 million resulting from the amortization of its contract assets during the three months ended June 30, 2018 in selling, general and administrative expenses in its condensed consolidated statement of operations.

The following table presents the activity for the Company’s contract assets (in thousands):

Balance as of April 1, 2018	$768
Additions	163
Amortization	(155)
Impairment	(12)
Balance as of June 30, 2018	$764

Contract liabilities.  Contract liabilities primarily relate to advance consideration received from customers for spectrum services, for which revenue is recognized over time, as the services are performed.  These contract liabilities are recorded as deferred revenue on the balance sheet. The related liability as of March 31, 2018 of $4.3 million has been reduced by revenue recognized in the three months ended June 30, 2018 of $0.2 million leaving a remaining liability of $4.1 million as of June 30, 2018.

Adoption Impact.  The following table is a comparison of the reported results of operations for the three months ended June 30, 2018 compared to the amounts that would have been reported had the Company not adopted ASC 606 (in thousands):

	Impact on change in accounting policy

	As reported June 30,	Impact of	Legacy GAAP June
	2018	ASC 606	30, 2018
Service revenue	$1,348	$24	$1,372
Spectrum revenue	182	—	182
Other revenue	342	(4)	338
Sales and support	1,631	16	1,647
Net (loss)/income	(12,302)	4	(12,298)
Net loss per common share basic and diluted	$(0.85)	$0.00	$(0.85)

The following table is a comparison of certain consolidated balance sheet captions under ASC 606 to the balance sheet results using the historical accounting method:

	Impact on change in accounting policy

	As reported June 30,	Impact of	Legacy GAAP June
	2018	ASC 606	30, 2018
Prepaid and other current assets	$1,251	$(494)	$757
Other assets	863	(270)	593
Deferred revenue, short-term and long-term	$4,864	$—	$4,864
Accumulated deficit	(138,773)	764	(138,009)

5.      Property and Equipment

Property and equipment consists of the following at June  30, 2018 and March 31, 2018 (in thousands):

	Estimated	June 30,	March 31,
	useful life	2018	2018
Network sites and equipment	5-10 years	$15,410	$15,263
Computer equipment	5-7 years	170	184
Computer software	1-3 years	12	10
Furniture and fixture and other equipment	2-5 years	1,279	1,418
Leasehold improvements	Shorter of the lease term or 10 years	354	344
		17,225	17,219
Less accumulated depreciation		6,083	5,468
		11,142	11,751
Construction in process		533	1,024
Property and equipment, net		$11,675	$12,775

Depreciation expense for the three months ended June 30, 2018  amounted to $0.7 million. For the three months ended June 30, 2017, depreciation expense was approximately $0.6 million. For the three months ended June 30, 2018 and 2017,  depreciation expense was primarily classified as cost of revenue in the Company’s Consolidated Statements of Operations.  During the three months ended June 30, 2018, the Company recorded a $0.7 million non-cash charge for long-lived asset impairment of its radio assets to reduce the carrying value to the estimated recoverable amount.    Leasehold improvements include certain allowances for tenant improvements related to the expansion of the Company’s corporate headquarters. Construction in process includes the expenditures related to the costs to establish the Company’s dedicated wide-area, two-way radio dispatch networks in certain metropolitan areas.

6.Intangible Assets

Wireless licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but instead are tested for impairment annually, or more frequently if an event indicates that the asset might be impaired. The Company believes that no impairment indicators existed as of June 30, 2018 for which the Company would recognize impairment.

Intangible assets consist of the following at June 30, 2018 and March 31, 2018 (in thousands):

Wireless Licenses
Balance at March 31, 2018	$106,606
Acquisitions	—
Balance at June 30, 2018	$106,606

7.      Accounts Payable - officers

Accounts payable - officers represents unreimbursed expenses including travel and entertainment expenses incurred by the Company’s officers. At June 30, 2018 and March 31, 2018, the accounts payable to officers amounted to approximately $39,000 and $94,000, respectively.

8.      Note Payable

On October 23, 2015, the Company entered into a promissory note in the amount of $1,289,013 with a third party in exchange for wireless licenses.  The term of the note was through March 15, 2018 and bore a fixed rate of interest, of 0.55% per annum, which was based on the Short Term Applicable Federal Rate on the closing date.  The note payable was paid in full as of March 31, 2018.

9.Impairment and Restructuring Charges

Long-lived Asset Impairment.

During the three months ended June 30, 2018, the Company reviewed assets designated for its TeamConnect business.  As a result of the Company’s shift to better align and focus its business priorities on its spectrum initiatives, it determined that the carrying value of radios and related accessories were not fully recoverable.  As a result, the Company recorded a non-cash asset impairment charge of $0.5 million to reduce the carrying value of these assets to zero.

Restructuring Charges.

In April 2018, the Company announced a shift in its focus and resources in order to pursue the regulatory initiatives at the FCC and prepare for the future deployment of broadband and other advanced technologies and services.  In light of this shift in focus, the Board of Directors also approved a chief executive officer transition plan, under which, John Pescatore, the Company’s chief executive officer and president, transitioned to the position of vice chairman and Morgan O’Brien, the Company’s then-current vice chairman, assumed the position as the new chief executive officer.  In connection with the transition, the Company and Mr. Pescatore entered into a Continued Service, Consulting and Transition Agreement and a separate Consulting Agreement.  In the quarter ended June 30, 2018, we recorded a liability of $0.9 million and an additional $0.9 million will be recorded in the three months ending September 30, 2018 for the cash payments under both the Transition and Consulting Agreements.  These payments will be made over twenty-four months beginning October 2018.  In addition, the Company recorded a non-cash $2.8 million charge for stock compensation expense due to modifications of Mr. Pescatore’s stock grants.

On June 1, 2018, the Company’s Board of Directors approved an initial plan to restructure its business aimed at reducing the operating costs of its TeamConnect and pdvConnect businesses and better aligning and focusing its business priorities on its spectrum initiatives.  As part of the restructuring plan, the Company eliminated approximately 20 positions, or 20% of its workforce, primarily from its TeamConnect and pdvConnect businesses.  As a result, the Company recorded a restructuring charge in the three months ended June 30, 2018 of approximately $0.3 million, related to employee severance and benefit costs.

Total restructuring costs of $3.9 million on the consolidated statement of operations consists of $2.8 million stock compensation expense, $0.9 million for the Continued Service, Consulting and Transition Agreement, and $0.3 million for severance, which is expected to be paid by September 30, 2018.  As of June 30, 2018, total accrued restructuring charges were as follows (in thousands):

Balance at March 31, 2018	$—
Severance costs	292
Consulting costs	917
Cash payments	—
Balance at June 30, 2018	$1,209

10.      Income Taxes

On December 22, 2017, the U.S. government enacted a comprehensive tax legislation, commonly referred to as the U.S. Tax Cuts and Jobs Act (the “Act”).   For tax years ending after December 31, 2017, the Company can consider indefinite lived assets and the associated deferred tax liability as a source of future taxable income when assessing the potential to realize future tax deductions from indefinite carryforwards of net operating losses and interest expense. Thus, the deferred tax liability from the indefinite lived intangibles is offset fully by the deferred tax assets, specifically the net operating losses that do not expire.   As a result, the Company recorded no income tax expense for the three months ended June 30, 2018.

For the three months ended June 30, 2017, the Company recorded $0.6 million in income tax expense.  The Company’s tax provision for this period had an unusual relationship to the pre-tax loss from continuing operations due primarily to the existence of a full deferred tax asset valuation allowance at the beginning of the period ending June 30, 2017. The tax expense recorded in the three months ended June 30, 2017 resulted from $1.8 million of tax amortization of the Company’s indefinite-lived intangible assets ($0.6 million net of tax) that was not available to offset existing deferred tax assets under the law prior to the Act.

In May 2018, the Company received notice from the Internal Revenue Service that it would be auditing the Company’s tax return for the period ended March 31, 2016.  The audit began at the end of June 2018 and is on-going.

11.      Stock Acquisition Rights, Stock Options and Warrants

The Company established the pdvWireless, Inc. 2014 Stock Plan (the “2014 Stock Plan”) to attract, retain and reward individuals who contribute to the growth of the Company. This 2014 Stock Plan superseded previous stock plans.  However, under such previous plans, 42,766 stock options remained vested and outstanding  as of June 30, 2018.

The Company’s Board of Directors has reserved 3,511,695 shares of common stock for issuance under its 2014 Stock Plan as of June 30, 2018.  The number of shares will continue to automatically increase each January 1st through January 1, 2024 by an amount equal to the lesser of (i) 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or (ii) a lesser amount determined by the Board of Directors.

Restricted Stock and Restricted Stock Units

A summary of non-vested restricted stock activity for the three months ended June 30, 2018 is as follows:

		Weighted
	Restricted	Average Grant
	Stock	Date Fair Value
Non-vested restricted stock outstanding at March 31, 2018	217,813	$24.69
Granted	3,167	28.20
Forfeited	(4,563)	(25.96)
Vested	(28,670)	(22.51)
Non-vested restricted stock outstanding at June 30, 2018	187,747	$25.05

The Company recognizes compensation expense for restricted stock on a straight-line basis over the explicit vesting period.  Vested restricted stock units are settled and issuable upon the earlier of the date the employee ceases to be an employee of the Company or a date certain in the future.  Stock compensation expense related to restricted stock was approximately $1.2 million for the three months ended June 30, 2018 and approximately $0.4 million for the three months ended June 30, 2017.    Based on the transition and consulting agreement entered into by the Company and its Chief Executive Officer and President on April 23, 2018, the Company determined that 27,819 of restricted stock units should be accounted for as a Type III modification,  (the award was not probable to vest prior to the modification but is probable of vesting under the modified condition).  The expense recorded for this modification was approximately $0.7 million in the three months ended June 30, 2018.  Stock compensation expense of $0.5 million for restricted stock is accounted for in general and administrative expense and $0.7 million for the Type III modification is recorded in restructuring costs in the Company’s Consolidated Statement of Operations.  At June 30, 2018, there was $3.8 million of unvested compensation expense related to the restricted stock, which is expected to be recognized over a weighted average period of 2.5 years.

Performance Stock Units

A summary of the performance stock unit activity for the three months ended June 30, 2018 is as follows:

Weighted
Average
	Performance	Grant Date
	Stock	Fair Value
Performance stock outstanding at March 31, 2018	109,138	$23.80
Granted	—	—
Forfeited	—	—
Vested	—	—
Performance stock outstanding at June 30, 2018	109,138	$23.80

The performance stock units represent the number of shares of the Company’s common stock that the recipient would receive  upon the Company’s attainment of the applicable performance goal.    The units will vest in full upon attainment of the performance goals.  Performance is based upon achievement, prior to January 13, 2020, of (A) a Final Order from the FCC providing for the creation and allocation of licenses for spectrum in the 900 MHz band consisting of paired blocks of contiguous spectrum, each containing at least 3 MHz of contiguous spectrum, authorized for broadband wireless communications uses and (B) the lack of objection by the Company's Board of Directors to the terms and conditions  (including, but not limited to, the rebanding, clearing and relocation procedures, license assignment and award mechanisms, and technical and operational rules) set forth or referenced in the Final Order.

For the three months ended June 30, 2018 and 2017,  there was no stock compensation expense recognized for the performance units.  At June 30, 2018, there was approximately $2.6 million of unvested compensation expense related to the outstanding performance stock units.

Stock Options

A summary of stock option activity for the three months ended June 30, 2018 is as follows:

		Weighted
		Average
	Options	Exercise Price
Options outstanding at March 31, 2018	1,968,374	$23.11
Granted during the period	112,000	28.20
Exercised during the period	(187)	(21.70)
Forfeited/Expired during the period	(13,127)	(26.34)
Options outstanding at June 30, 2018	2,067,060	$23.37

The stock options to purchase shares of common stock awarded to the Company employees during the three months ended June 30, 2018 have a ten-year contractual life.  Of the 112,000 stock options to purchase shares of common stock in the three months ended June 30, 2018, 100,000 stock options were granted to the President and 12,000 stock options were granted to employees. For the stock options granted to employees, they will vest 25% on the first anniversary of grant, and the remainder will vest in three equal annual installments thereafter.  The stock option to purchase 100,000 shares of common stock awarded to the Company’s President vests 50% on the second anniversary of grant and 25% each in two annual installments.  Shares granted to employees are subject to vesting, future settlement conditions and other such terms as determined by the Board of Directors and set forth in the applicable award agreements.

Additional information regarding stock options outstanding at June 30, 2018 is as follows:

							Weighted
				Weighted			Average
				Average	Weighted		Exercise Price
Exercise			Number	Remaining	Average	Options	of Shares
Prices			Outstanding	Life in Years	Exercise Price	Exercisable	Exercisable
$13.25	-	$20.00	1,126,878	5.66	$19.75	1,097,253	$19.74
20.01	-	46.23	859,631	8.02	25.82	377,503	25.57
46.24	-	72.85	80,551	6.84	47.87	60,488	47.88
			2,067,060	6.68	$23.37	1,535,244	$22.28

The Black-Scholes option model requires weighted average assumptions to be used for calculation of the Company’s stock compensation expense. The assumptions used during the three months ended June 30, 2018 were: the expected life of the awards was 5 years; the risk-free interest rate was 2.5%; the expected volatility was 49.71%; the expected dividend yield was 0.0%; and the expected forfeiture rate was 3%.

Performance Stock Options

 A summary of the performance stock options as of June 30, 2018 is as follows:

	Performance Options	Weighted Average Exercise Price
Performance options outstanding at March 31, 2018	179,945	$25.83
Performance options granted	—	—
Performance options forfeited/expired	—	—
Performance options outstanding at June 30, 2018	179,945	$25.83

The performance options will vest in full immediately upon attainment of the performance goals.  Performance is based upon the Company’s achievement, prior to January 13, 2020, of (A) a Final Order from the FCC providing for the creation and allocation of licenses for spectrum in the 900 MHz band consisting of paired blocks of contiguous spectrum, each containing at least 3 MHz of contiguous spectrum, authorized for broadband wireless communications uses and (B) the lack of objection by the Company's Board of Directors to the terms and conditions  (including, but not limited to, the rebanding, clearing and relocation procedures, license assignment and award mechanisms, and technical and operational rules) set forth or referenced in the Final Order.

Stock compensation expense related to the amortization of the fair value of stock options (other than the performance stock options) issued was approximately $2.7 million for the three months ended June 30, 2018, which include $2.1 million of expense related to the modification of option grants held by the Company’s former Chief Executive Officer and President. For the three months ended June 30, 2017, the comparable stock compensation expense was approximately $0.7 million. There was no stock compensation expense related to the performance stock options issued for the three months ended June 30, 2018 and 2017.  Based on the transition and consulting agreement entered into by the Company and its Chief Executive Officer and President on April 23, 2018, the Company determined that 325,319 exercisable stock options were a Type I modification (which does not change the expectation that the award will ultimately vest resulting from an increase in the term to exercise the options).  This resulted in approximately $1.7 million of stock compensation expense in the three months ended June 30, 2018.  In addition, 37,500 stock options held by the Company’s former Chief Executive and President were determined to be a Type III modification.  This modification resulted in $0.4 million of stock based compensation expense in the three months ended June 30, 2018.  Stock compensation expense of $0.6 million is included as part of general and administrative expense and $2.1 million is included in restructuring costs in the accompanying Consolidated Statement of Operations. The weighted average fair value for the stock option awards granted during the three months ended June 30, 2018 was $13.06. As of June 30, 2018, there was approximately $5.4 million of unrecognized compensation cost related to non-vested stock options granted under the Company’s stock option plans, of which $3.4 million pertains to the non-performance based stock options which is expected to be recognized over a weighted-average period of 3.1 years.

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

Rent expense amounted to approximately $0.7 million for the three months ended June 30, 2018, of which approximately $0.5 million, was classified as cost of revenue and the remainder of approximately $0.2 million was classified in operating expenses in the Consolidated Statements of Operations.  Total rent expense amounted to approximately $0.6 million, for the three months ended June 30, 2017, of which approximately $0.4 million, was classified as cost of revenue and the remainder of approximately $0.2 million, was classified in operating expenses in the Consolidated Statements of Operations.  At June 30, 2018, accumulated deferred rent payable amounted to approximately $2.2 million and is included as part of other liabilities in the accompanying Consolidated Balance Sheet.

Aggregate rentals, under non-cancelable leases for office and tower space (exclusive of real estate taxes, utilities, maintenance and other costs borne by the Company), for the remaining terms of the leases following the three months ended June 30, 2018 are as follows (in thousands):

2019 (9 months)	$1,699
2020	2,149
2021	1,854
2022	1,495
2023	1,314
After 2023	3,986
Total	$12,497

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

13.     Concentrations of Credit Risk

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

14.     Business Concentrations

For the three months ended June 30, 2018, the Company had one Tier 1 domestic carrier that accounted for approximately 33% of operating revenues. For the three months ended June 30, 2017, the Company had one Tier 1 carrier that accounted for approximately 40% of operating revenues.

As of June 30, 2018, and March 31, 2018, the Company had one Tier 1 domestic carrier that accounted for approximately 52% and 53%, respectively, of accounts receivable.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of the financial condition and results of operations of pdvWireless, Inc. (“PDV,” the “Company”, “we”, “us”, or “our”) should be read in conjunction with our financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto included in our amended Annual Report on Form 10-K/A for the year ended March 31, 2018, filed with the SEC on August 9, 2018.  In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those identified or referenced in “Item 1A—Risk Factors” in Part II of this Quarterly Report on Form 10-Q and in our amended  Annual Report on Form 10-K/A.  As a result, investors are urged not to place undue reliance on any forward-looking statements.  Except to the limited extent required by applicable law, the Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

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

As our first priority, we have initiated and are currently pursuing a regulatory proceeding at the Federal Communications Commission (“FCC”) aimed at modernizing and realigning the Part 90 900 MHz spectrum band to increase its usability and capacity, including for the future deployment of broadband and other advanced technologies and services.  At the same time, we are exploring and developing network and mobile communication solutions, leveraging our spectrum, to address the unmet needs of our targeted critical infrastructure and enterprise customers.  For our first offering, we have deployed push-to-talk (“PTT”) networks and offer our TeamConnectSM, which we initially branded and marketed as DispatchPlusTM, two-way radio service in seven major metropolitan market areas, including Atlanta, Baltimore/Washington, Chicago, Dallas, Houston, New York and Philadelphia.  TeamConnect allows our enterprise customers to increase the productivity of their field-based workers and the efficiency of their dispatch and call center operations.  We are pursuing opportunities to enable additional network and mobile communication solutions for use by critical infrastructure and enterprise customers with our existing spectrum and currently available non-broadband technologies and, if we are successful with our FCC efforts, utilizing our spectrum assets to enable broadband and other advanced wireless service offerings.

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

We have responded to all outstanding requests for information from the FCC, and we are currently awaiting FCC action.  Based on our discussions with the staff of the FCC, we believe that the proceeding is under active consideration.  The FCC’s next step could be issuance of a Notice of Proposed Rulemaking based on the NOI and the record developed in response to it, a request for additional information, a decision to close the proceeding without further action, or some other action, and the timing of any such next step also remains uncertain.  We are aware of statements made by FCC personnel in various settings indicating that FCC action, generally consistent with many aspects of the Company’s and EWA’s most recent proposals and related comments, is expected to occur sometime in the Fall of this year. While such statements do not constitute an official FCC announcement or position, we remain optimistic concerning the prospects for future regulatory actions directed at moving the FCC processes toward authorizing and enabling broadband use of a portion of the 900 MHz band spectrum.  Moreover, certain of the matters proposed in our most recent responsive filing are contingent on other developments, such as formalizing our tentative agreement with the Association of American Railroads to exchange their frequencies, some of which are located immediately below the lower end of the originally proposed 900 MHz broadband allocation, for PDV frequencies further down in the 900 MHz band, to accommodate the proposed 400 kHz shift of that allocation.  In addition, all aspects of potential changes in the configuration and/or use of frequencies in the 900 MHz band remain subject to necessary FCC approvals.

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

Our revenues are derived substantially from our TeamConnect and pdvConnectTM offerings.  Our TeamConnect service combines pdvConnect, our proprietary suite of mobile communication and workforce management applications, with advanced digital network architecture and mobile devices supplied by Motorola Solutions, Inc. and/or its subsidiaries (“Motorola”).  Developed for dispatch-centric businesses, and historically offered principally to customers who utilize Tier 1 cellular networks, pdvConnect is an efficient mobile communication and workforce management solution that enables businesses to locate and communicate with their field workers and improve the documentation of work events and job status.  Also built with the commercial dispatch customer in mind, Motorola’s digital network architecture allows us to provide highly reliable, instant and wide-area PTT communication services to our customers.

On June 1, 2018, our Board of Directors approved an initial plan to restructure our business aimed at reducing the future operating costs of our TeamConnect and pdvConnect businesses and better aligning and focusing our business priorities on our spectrum initiatives. We also recently announced that we had received information from one of our Tier 1 carrier partners that the largest customer of our pdvConnect service planned to discontinue its use of that service during Fiscal 2019.  As a result of the loss of this significant customer and our implementation of the restructuring plan and the related measures taken to reduce the operating costs of our TeamConnect and pdvConnect businesses, principally in the sales and marketing areas, we expect that our operating revenues from these businesses will decline in future reporting periods.

Critical Accounting Policies and Estimates

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

Revenue Recognition.  Revenues are recognized when a contract with a customer exists and control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services and the identified performance obligation has been satisfied.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in Accounting Standard Codification, (“ASC”), 606 Revenue from Contracts with Customers (“ASC 606”). A contract’s transaction price is allocated to each distinct performance obligation and is recognized as revenue when, or as, the performance obligation is satisfied, which typically occurs when the services are rendered. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on the prices charged to customers under contracts involving only the relevant performance obligations. Judgment may be used to determine the standalone selling prices if for items that are not sold separately, including services provided at no additional charge. Most of our performance obligations are satisfied at a point in time as services are provided.

Our contract assets include the portion of our future service invoices which have been allocated to the discounted price of the radios and amortized as a reduction against service revenue over the contract period.  We also recognize an asset for the incremental costs of obtaining a contract with a customer if it expects  the benefit of those costs to be longer than one year. The Company has determined that certain sales commissions meet the requirements to be capitalized and recognized as an asset.

Our contract liabilities primarily relate to advance consideration received from customers for our spectrum services, for which revenue is recognized over time, as the services are performed.  These contract liabilities are recorded as deferred revenue on the consolidated balance sheets.

In September 2014, Motorola paid us an upfront, fully-paid fee of $7.5 million in order to use a portion of our wireless spectrum licenses. The payment of the fee is accounted for as deferred revenue on our consolidated balance sheets and is recognized ratably in accordance with ASC 606 over the contractual term of approximately ten years.

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

The licenses are tested for impairment on an aggregate basis, as we will be utilizing the wireless licenses on an integrated basis as a part of developing or enabling a nationwide network. Before employing detailed impairment testing, we first evaluate the likelihood of impairment by considering relevant qualitative factors that may have a significant bearing on fair value. If we determine that it is more likely than not that the wireless licenses are impaired, we will apply a quantitative analysis including detailed testing methodologies. Otherwise, we conclude that no impairment exists. In the event a quantitative analysis is required, we consider estimates of valuation methods to perform the test of the fair values of the wireless licenses using, among other things, market based and discounted cash flow approaches.

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

Results of Operations

Comparison of the three months ended June 30, 2018 and 2017

The following table sets forth our results of operations for the three months ended June 30, 2018 and 2017. The period-to-period comparison of financial results is not necessarily indicative of the financial results we will achieve in future periods.

	Three months ended
(dollars in thousands, except share data)	June 30,
	2018	2017
Operating revenues	(Unaudited)	(Unaudited)
Service revenue	$1,348	$1,105
Spectrum revenue	182	182
Other revenue	342	178
Total operating revenues	1,872	1,465
Cost of revenue
Sales and service	2,146	1,700
Gross loss	(274)	(235)
Operating expenses
General and administrative	5,568	4,881
Sales and support	1,631	1,686
Product development	637	552
Restructuring costs	3,975	—
Impairment of long-lived assets	534	—
Total operating expenses	12,345	7,119
Loss from operations	(12,619)	(7,354)
Interest expense	—	(1)
Interest income	316	112
Other income (expense)	1	(17)
Loss before income taxes	(12,302)	(7,260)
Income tax expense	—	650
Net loss	$(12,302)	$(7,910)
Net loss per common share basic and diluted	$(0.85)	$(0.55)
Weighted-average common shares used to compute basic and diluted net loss per share	14,481,561	14,437,986

Operating revenues. Overall operating revenues increased by $0.4 million, or 27.8%, to $1.9 million for the three months ended June 30, 2018 from $1.5 million for the three months ended June 30, 2017.  The increase in the three months is primarily attributable to a $0.2 million increase in service revenue in our TeamConnect business resulting from an increase in the number of TeamConnect subscribers.  Other revenue increased by $0.2 million to $0.4 million for the three months ended June 30, 2018 from $0.2 million, which primarily consists of equipment sales for our new product offering, Diga-Talk.

Cost of revenue. Cost of revenue for the three months ended June 30, 2018 increased by approximately $0.4 million, or 26.2%, to $2.1 million from $1.7 million for the three months ended June 30, 2017.  The increase for the three month period resulted from $0.2 million for the impairment of the carrying value of our radios not being fully recoverable due to the realigning of the business to focus on our spectrum initiatives along with additional costs for our radios sold for Diga-Talk.

Gross loss. Gross loss remained flat for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

General and administrative expenses. General and administrative expenses for the three months ended June 30, 2018 increased by $0.7 million, or 14.1%, to $5.6 million from $4.9 million for three months ended June 30, 2017.  The increase resulted primarily from consulting services related to realigning our business to focus on our spectrum initiatives.

Sales and support expenses. Sales and support expenses remained relatively flat for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

Product development expenses. Product development expenses remained relatively flat for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

Restructuring costs.  Restructuring costs were incurred as a result of the April and June 2018 announcements of a restructuring plan to shift our focus and resources to pursue the regulatory initiatives at the FCC and prepare for the future deployment of broadband and other advanced technologies and services.  In light of this shift in focus, the Board also approved a chief executive officer transition plan, under which, John Pescatore, our chief executive officer and president, transitioned to the position of vice chairman and Morgan O’Brien, our then-current vice chairman, assumed the position as our new chief executive officer.  In connection with the transition, we and Mr. Pescatore entered into a Continued Service, Consulting and Transition Agreement and a separate Consulting Agreement.  In the quarter ended June 30, 2018, we recorded a liability of $0.9 million for the cash payments under both the Transition and Consulting Agreements and $2.8 million for non-cash stock compensation.  Also, in June our Board of Directors approved an initial restructuring plan in order to reduce the future operating costs of our TeamConnect and pdvConnect businesses.  We eliminated approximately 20 positions, or 20% of our workforce resulting in severance and benefit costs of $0.3 million.

Impairment of long-lived assets. The impairment for the three months ended June 30, 2018 resulted from the carrying value of our TeamConnect radios not being fully recoverable due to the realigning of the business to focus on our spectrum initiatives

Interest expense. Interest expense incurred for the three months ended June 30, 2017  relates to our promissory note issued in October 2015 in connection with the acquisition of wireless licenses.  The promissory note was paid in March 2018.

Interest income.  The $0.2 million increase in interest income earned for the three months ended June 30, 2018 resulted from higher returns on the amounts held in our money market funds.

Income tax expense.    For the three months ended June 30, 2018, there was no income tax expense recorded as a result of the U.S. Tax Cuts and Jobs Act, (the “Act”), passed on December 22, 2017.  The Act provided that net operating losses are indefinite lived deferred tax assets and can be fully offset by our deferred tax liability related to our indefinite lived intangible assets. The $0.6 million non-cash income tax charge recorded for the three months ended June 30, 2017 was primarily a result of an adjustment to the valuation allowance against our deferred tax assets.

Liquidity and Capital Resources

At June 30, 2018, we had cash and cash equivalents of $90.9 million.

Our accounts receivable is heavily concentrated in one Tier 1 domestic carrier partner. As of June 30, 2018, our accounts receivable balance was approximately $0.9 million, of which approximately $0.5 million, or approximately 52%, was due from this third-party Tier 1 domestic carrier partner.

Net cash used by operating activities. Net cash used in operating activities was $7.1 million for the three months ended June 30, 2018, as compared to $6.4 million for the three months ended June 30, 2017. The majority of net cash used by operating activities during the three months ended June 30, 2018 resulted from the net loss of $12.3 million, partially offset by non-cash stock-based compensation of $3.8 million.  The majority of net cash used by operating activities during the three months ended June 30, 2017 resulted from the net loss of $7.9 million, which includes the costs incurred to support our TeamConnect business, partially offset by non-cash stock-based compensation of $1.1 million.

Net cash used by investing activities. Net cash used in investing activities was approximately $0.2 million for the three months ended June 30, 2018, as compared to $2.3 million used for the three months ended June 30, 2017. The net cash used during the three months ended June 30, 2018 resulted from the continuing equipment purchases and construction costs related to the buildout of additional network sites for our TeamConnect business.  The net cash used during the three months ended June 30, 2017 resulted from $1.7 million in wireless license acquisitions and $0.7 million for the continuing equipment purchases and construction costs related to the buildout of our network for our TeamConnect business.

Net cash from financing activities. For the three months ended June 30, 2018, there was $0.1 million in cash used by financing activities resulting mainly from share based tax withholding payments.    For the three months ended June 30, 2017, there was $0.2 million in cash provided by financing activities resulting from stock option exercises

Our future capital requirements will depend on many factors, including: the timeline and results of our FCC initiatives and related activities; the costs related to our implementation of the initial restructuring plan and any future restructuring actions approved by our Board of Directors for our TeamConnect and pdvConnect businesses; the revenues we generate from our TeamConnect and our pdvConnect businesses; the cost and time to identify, develop and commercialize any network and mobile communication solutions we pursue as part of our long-term business plan; and our ability to control our operating expenses.

In April 2018, we announced a shift in the focus and resources our Company to pursue the regulatory initiatives at the FCC and prepare for the future deployment of broadband and other advanced technologies and services.  In light of this shift in focus, the Board also approved a chief executive officer transition plan, under which, John Pescatore, our chief executive officer and president, transitioned to the position of vice chairman and Morgan O’Brien, our then-current vice chairman, assumed the position as our new chief executive officer.  In connection with the transition, we and Mr. Pescatore entered into a Continued Service, Consulting and Transition Agreement and a separate Consulting Agreement.  In the quarter ended June 30, 2018, we recorded a liability of $0.9 million for the cash payments under both the Transition and Consulting Agreements.  These payments will be made over twenty-four months beginning October 2018.  In addition, we recorded a non-cash $2.8  million charge for stock compensation expense due to modifications of Mr. Pescatore’s equity grants.

In June 2018, we announced that our Board approved an initial plan to restructure our business aimed at reducing the future operating costs of our TeamConnect and pdvConnect business operations and better aligning and focusing our business priorities on our spectrum initiatives aimed at modernizing and realigning the Part 90 900 MHz band to increase its usability and capacity.  As part of the restructuring plan, we eliminated approximately 20 positions, or 20% of our workforce, in June 2018 primarily from our TeamConnect and pdvConnect businesses.  Overall, we expect that this workforce reduction will decrease operating costs by $1.6 million on an annualized basis.  It is anticipated that the cash payments associated with this restructuring action will occur by September 30, 2018.  The reduction in costs will assist in limiting our capital requirements over the next 12 months. We believe our cash and cash equivalents on hand will be sufficient to meet our financial obligations through at least the next 12 months.

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

We cannot predict with certainty when, if ever, we will require additional capital to further fund our current or future business plans and initiatives. Presently, we intend to cover our spectrum initiatives and future operating expenses through cash on hand and from revenue derived from our planned sales of our TeamConnect services and product offerings and from our licensing, leasing or selling our spectrum consistent with our spectrum initiatives.  We may experience greater than expected cash usage to support our operating activities and business plan and/or our revenues may be lower, or take more time to develop, than we anticipate. See “Risk Factors” in our amended Annual Report on Form 10-K/A for the year ended March 31, 2018, filed with the SEC on August 9, 2018 for risks and uncertainties that could cause our operating costs to be more than we currently anticipate and/or our revenue and operating results to be lower than we currently anticipate. As a result, we cannot provide assurance that we will not require additional funding in the future. In addition, we intend to acquire businesses, technologies or spectrum or license technologies from third parties for or in connection with our spectrum initiatives.  We also intend to pursue the development and offering of additional next generation network and mobile communications solutions. As a result, we may decide to raise additional capital through debt or equity financing, including pursuant to our Shelf Registration Statement, to the extent we believe this is necessary to successfully complete these acquisitions or license these technologies or pursue spectrum or other business opportunities. However, we cannot be sure that additional financing will be available if and when needed, or that, if available, we can obtain financing on terms favorable to us and our stockholders. Any failure to obtain financing when required would have a material adverse effect on our business, operating results, financial condition and liquidity.

Off-balance sheet arrangements

As of June 30, 2018 and March 31, 2018, we did not have and do not have any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer had concluded that our disclosure controls and procedures were not effective as of June 30, 2018 because of a material weakness in our internal control over financial reporting as of such date as discussed below.

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

In connection with preparing this Quarterly Report on Form 10-Q, management became aware of an error related to the Company’s interpretation and application of the effective date of changes in the accounting treatment of its net operating losses in accordance with the new tax laws instituted by the Tax Cuts and Jobs Act of 2017, which was signed into law on December 22, 2017 (the “TCJA”).  This error, which was not detected as of the end of the period covered by this Quarterly Report on Form 10-Q, resulted in a restatement to the Company’s financial statements for the fiscal year ended March 31, 2018 and quarter ended December 31, 2017. The error was caused by an inadequate design in controls pertaining to the Company’s review and analysis of changing tax legislation. The deficiency represents a material weakness in the Company’s internal control over financial reporting.

Management has taken steps, and is actively engaged in taking additional steps, to remediate the material weakness identified above.  The remediation plan includes (i) the implementation of new controls designed to evaluate the impact of income tax policies and changes in tax law and (ii) additional training focused on new tax legislation.

Management believes the measures described above and others that may be implemented will remediate the material weakness identified.  The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded through testing, that these controls are operating effectively.  As management continues to evaluate and improve the Company’s internal control over financial reporting, it may decide to take additional measures to address control deficiencies or determine to modify, or under appropriate circumstances not to complete, certain of the remediation measures identified.

Further, due to the adoption of the new revenue recognition standard ASC 606 effective April 1, 2018, the Company has begun designing and implementing additional internal controls over processes specific to the recording, processing and reporting requirements underlying the new revenue recognition requirements.

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

Item 1A.  Risk Factors.

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q as well as the risk factors disclosed in our amended Annual Report on Form 10-K/A for the year ended March 31, 2018, filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2018 (the “Form 10-K/A”).  There have been no material changes from the risk factors as previously disclosed in our amended Annual Report on Form 10-K/A.  Any of the risks discussed in this Quarterly Report on Form 10-Q, in our Form 10-K/A, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On May 18, 2015, we completed a public offering of our common stock in which we raised net proceeds of approximately $64.8 million.  We registered the shares of common stock issued in the offering on a Registration Statement on Form S-1 (File No. 333-203681), which the SEC declared effective on May 12, 2015.  Through June 30, 2018, we have used approximately $20.3 million of the net proceeds from this offering.  We did not complete any transaction in which we paid any of these proceeds, directly or indirectly, to our directors or officers, to any person owning 10% or more of any class of our equity securities, to any associate of any of the foregoing, or to any of our affiliates.  There has been no material change in the expected uses of the net proceeds from the offering as described in our Registration Statement.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

Not applicable.

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

pdvWireless, Inc.

Date:	August 10, 2018	/s/ Morgan E. O’Brien
Morgan E. O’Brien
Chief Executive Officer (Principal Executive Officer)

/s/ Timothy A. Gray
Timothy A. Gray
Chief Financial Officer (Principal Financial and Accounting Officer)