Form 10-Q
period 2018-09-30
pdvWireless, Inc.
filed 2018-11-07
CIK 1304492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________

FORM 10-Q

____________________________________

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

____________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

At November 1, 2018, 14,630,825 shares of the registrant’s common stock were outstanding.

Explanatory Note

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (the “Form 10-Q”) contains restated financial statements and information for the fiscal year ended March 31, 2018 filed by pdvWireless Inc. (the “Company”) with the Securities and Exchange Commission (the “SEC”) on August 9, 2018 in its amended Annual Report on Form 10-K/A for the fiscal year ended March 31, 2018 (“Form 10-K/A”).

In connection with preparing the Form 10-Q for the three months ended June 30, 2018, the Company determined that it incorrectly interpreted the effective date of a change to the accounting treatment of its net operating losses (“NOLs”) instituted by the Tax Cuts and Jobs Act of 2017 (“TCJA”), which was signed into law on December 22, 2017.  The TCJA, among other items: (i) increased the NOL carryforward period from 20-years to an indefinite carryforward period and (ii) limited the percentage of NOLs that may be used to offset taxable income to 80%.   Under the TCJA, the 80% limitation applies to NOLs arising in taxable years “beginning after” December 31, 2017, which for the Company would be its fiscal year commencing on April 1, 2018 and ending on March 31, 2019 (“Fiscal 2019”).  The TCJA, however, provides that the indefinite carryforward period applies to NOLs arising in taxable years “ending after” December 31, 2017, which for the Company would be its fiscal year beginning on April 1, 2017 and ending on March 31, 2018 (“Fiscal 2018”).   Based on these dates, NOLs generated by the Company during Fiscal 2018 would both (i) not be subject to the 80% limitation and (ii) have an indefinite carryforward period.

At the time of preparing its originally filed Annual Report on Form 10-K for the fiscal year ended March 31, 2018, the Company, in consultation with its third-party tax firm, determined that it was unlikely that Congress intended to provide this double benefit to the NOLs generated by the Company during Fiscal 2018.  As a result, the Company determined that an appropriate approach would be to continue to limit the carryforward period for the NOLs it incurred during Fiscal 2018 to 20 years, rather than apply an indefinite life to those NOLs.

Based on its review of available accounting literature in connection with preparing the Form 10-Q for the three months ended June 30, 2018, the Company determined that it should apply the accounting changes implemented by the TCJA in accordance with the effective dates set forth in the TCJA, despite the double benefit it could recognize for the NOLs it incurred during Fiscal 2018.  Specifically, the Company determined that, based on the current language of the TCJA, the correct accounting treatment for the NOLs it generated during Fiscal 2018 is to apply an indefinite life to these NOLs and to not subject those NOLs to the 80% limitation.  See Note 2 to the Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information regarding the restated financial statements and related information contained in this Form 10-Q.

pdvWireless, Inc.

FORM 10-Q

For the quarterly period ended September 30, 2018

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

PART I. FINANCIAL INFORMATION

Item 1:  Consolidated Financial Statements

pdvWireless, Inc.

Consolidated Balance Sheets

 (dollars in thousands, except share data)

	September 30,	March 31,
	2018	2018 (As Restated)
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$85,644	$98,318
Accounts receivable, net of allowance for doubtful accounts of $137 and $29	978	935
Inventory	—	173
Prepaid expenses and other current assets	1,102	850
Total current assets	87,724	100,276
Property and equipment	11,003	12,775
Intangible assets	107,542	106,606
Capitalized patent costs, net	191	197
Other assets	828	486
Total assets	$207,288	$220,340
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$5,391	$4,322
Accounts payable - officers	28	94
Deferred revenue	804	813
Total current liabilities	6,223	5,229
Noncurrent liabilities
Deferred revenue	3,860	4,257
Other liabilities	3,827	2,325
Total liabilities	13,910	11,811
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized and no shares outstanding at September 30, 2018 and March 31, 2018	—	—
Common stock, $0.0001 par value per share, 100,000,000 shares authorized and 14,573,267 shares issued and outstanding at September 30, 2018 and 14,487,650 shares issued and outstanding at March 31, 2018	1	1
Additional paid-in capital	343,930	335,767
Accumulated deficit	(150,553)	(127,239)
Total stockholders' equity	193,378	208,529
Total liabilities and stockholders' equity	$207,288	$220,340

See accompanying notes to consolidated financial statements.

pdvWireless, Inc.

Consolidated Statements of Operations

 (dollars in thousands, except share data)

(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
	2018	2017	2018	2017
Operating revenues
Service revenue	$1,295	$1,163	$2,642	$2,268
Spectrum revenue	182	182	364	364
Other revenue	347	168	688	346
Total operating revenues	1,824	1,513	3,694	2,978
Cost of revenue
Sales and service	1,798	1,911	3,948	3,612
Gross profit (loss)	26	(398)	(254)	(634)
Operating expenses
General and administrative	6,590	4,995	12,155	9,876
Sales and support	864	1,703	2,495	3,390
Product development	573	628	1,211	1,180
Restructuring costs	4,147	—	8,122	—
Impairment of long-lived assets	—	—	531	—
Total operating expenses	12,174	7,326	24,514	14,446
Loss from operations	(12,148)	(7,724)	(24,768)	(15,080)
Interest expense	—	(1)	—	1
Interest income	370	184	686	297
Other income (expense)	(1)	(2)	—	(20)
Loss before income taxes	(11,779)	(7,543)	(24,082)	(14,802)
Income tax expense	—	656	—	1,305
Net loss	$(11,779)	$(8,199)	$(24,082)	$(16,107)
Net loss per common share basic and diluted	$(0.81)	$(0.57)	$(1.66)	$(1.12)
Weighted-average common shares used to compute basic and diluted net loss per share	14,521,148	14,447,499	14,501,463	14,442,769

See accompanying notes to consolidated financial statements.

pdvWireless, Inc.

Consolidated Statement of Stockholders’ Equity/(Deficiency)

 (dollars in thousands, except share data)

(Unaudited)

	Number of Shares
	Preferred		Preferred
	Stock	Common	Stock	Common	Additional	Accumulated
	Series AA	Stock	Series AA	Stock	Paid-in Capital	Deficit	Total
Balance at March 31, 2018 (As Restated)	—	14,487,650	$—	$1	$335,767	$(127,239)	$208,529
Cumulative effect of change in accounting principle	—	—	—	—	—	768	768
Balance at April 1, 2018	—	14,487,650	—	1	335,767	(126,471)	209,297
Equity based compensation*	—	50,068	—	—	7,477	—	7,477
Stock option exercises	—	40,849	—	—	825	—	825
Shares withheld for taxes	—	(5,300)	—	—	(139)	—	(139)
Net loss	—	—	—	—	—	(24,082)	(24,082)
Balance at September 30, 2018	—	14,573,267	$—	$1	$343,930	$(150,553)	$193,378

* includes restricted shares

See accompanying notes to consolidated financial statements.

pdvWireless, Inc.

Consolidated Statements of Cash Flows

 (dollars in thousands)

(Unaudited)

	Six months ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,082)	$(16,107)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	1,445	1,374
Non-cash compensation expense attributable to stock awards	7,477	2,515
Deferred income taxes	—	1,305
Bad debt expense	161	16
Loss on disposal of assets	14	26
Impairment of long-lived assets	531	—
Changes in operating assets and liabilities
Accounts receivable	(204)	(93)
Inventory	173	64
Prepaid expenses and other assets	173	294
Accounts payable and accrued expenses	1,069	(722)
Accounts payable - officers	(66)	2
Deferred revenue	(406)	(353)
Other liabilities	1,502	373
Net cash used by operating activities	(12,213)	(11,306)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible assets	(936)	(1,677)
Purchases of equipment	(211)	(769)
Net cash used by investing activities	(1,147)	(2,446)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercise	825	214
Payments of withholding tax on net issuance of restricted stock	(139)	—
Net cash provided by financing activities	686	214
Net change in cash and cash equivalents	(12,674)	(13,538)
CASH AND CASH EQUIVALENTS
Beginning of the period	98,318	124,083
End of the period	$85,644	$110,545
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period:
Taxes paid	$5	$9
Non-cash activities:
Capital expenditures included in other liabilities	$—	$202

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

On June 1, 2018, the Company’s Board of Directors approved an initial plan to restructure its business aimed at reducing the future operating costs of its TeamConnect and pdvConnect businesses and better aligning and focusing its business priorities on its spectrum initiatives. Earlier in Fiscal 2019, the Company also announced that it had received information from one of its Tier 1 carrier partners that the largest customer of its pdvConnect service planned to discontinue its use of that service during Fiscal 2019.  As a result of the loss of this significant customer and the Company’s implementation of the restructuring plan and the related measures taken to reduce the operating costs of our TeamConnect and pdvConnect businesses, principally in the sales and marketing areas, the operating revenues from these businesses exhibited a small decline in the current quarter, compared to the prior quarter ended June 30, 2018, and we expect that our operating revenues from these businesses will decline in future reporting periods.

2.      Restatement of Previously Issued Financial Statements

In connection with preparing the Form 10-Q for the three months ended June 30, 2018, the Company determined that it incorrectly interpreted the effective date of  changes in the accounting treatment of its net operating losses (“NOLs”) in accordance with the new tax provisions in the Tax Cuts and Jobs Act of 2017, which was signed into law on December 22, 2017 (the “TCJA”).  The TCJA, among other items: (i) increased the NOL carryforward period from 20-years to an indefinite carryforward period and (ii) limited the percentage of NOLs that may be used to offset taxable income to 80%.

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

This Form 10-Q reflects the restated financial statements and information filed by the Company with the SEC on August 9, 2018 in its previously amended Quarterly and Annual Reports.

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

Because certain information and footnote disclosures have been condensed or omitted, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in the Company’s amended Annual Report on Form 10-K/A for the fiscal year ended March 31, 2018, as filed on August 9, 2018 with the SEC.  In the Company’s opinion all normal and recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included.  The Company believes that the disclosures made in the unaudited consolidated interim financial statements are adequate to make the information not misleading.  The results of operations for the interim periods presented are not necessarily indicative of the results for the year.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the presentation of the corresponding amounts in the financial statements for the three months and six months ended September 30, 2018. These reclassifications had no effect on previously reported results of operations, cash flows, assets, liabilities or equity for the periods presented.

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

Net Loss Per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. For purposes of the diluted net loss per share calculation, preferred stock, stock options, restricted stock and warrants are considered to be potentially dilutive securities. Because the Company has reported a net loss for the three and six months ended September 30, 2018 and 2017, diluted net loss per common share is the same as basic net loss per common share for those periods.

Common stock equivalents resulting from potentially dilutive securities approximated 1,179,000 and 1,002,000 at September 30, 2018 and March 31, 2018, respectively, and have not been included in the dilutive weighted average shares of common stock outstanding, as their effects are anti-dilutive.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases.  The ASU amends, among other things, the existing guidance by requiring lessees to recognize lease assets (right-of-use) and liabilities (for reasonably certain lease payments) arising from operating leases on the balance sheet. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations. For leases with a term of twelve months or less, ASU 2016‑02 permits an entity to make an accounting policy election to not recognize a right-of-use asset nor lease liability, but rather to recognize such leases as lease expense, generally on a straight-line basis over the lease term.  Originally, entities were required to adopt ASU 2016-02 using a modified retrospective approach, at the beginning of the earliest comparative period presented in the financial statements.  However, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides  an optional transition method to apply the initial application of the new accounting standard at the adoption date and the recognition of a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the period of adoption. The Company will adopt ASU 2016-02 on April 1, 2019 and intends to elect certain practical expedients, including the optional transition method that allows for the application of the new standard at its adoption date. The comparative financial information will not be restated and will continue to be reported under the previous lease standard in effect during those periods.

While the Company has not yet completed its evaluation of the impact of ASU 2016-02 will have on its consolidated financial statements, the Company expects to recognize a material increase in lease-related assets and liabilities on its consolidated balance sheets; however, the Company does not  expect that its adoption of ASU 2016-02 on April 1, 2019 will have a  material  impact on its consolidated statements of  operations or cash flows. Upon adoption, the Company expects that its financial statement disclosures will be expanded to present additional details of its leasing arrangements. While the Company continues to evaluate the impact that ASU 2016-02 will have on its consolidated financial statements and related disclosures, the actual impact of the standard will be dependent upon the Company’s lease portfolio at adoption.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-based Payment Accounting.  ASU 2018-07 addresses several aspects of the accounting for nonemployee share-based payment transactions, including share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 is effective for the Company’s fiscal year 2020 beginning April 1, 2019. The Company is evaluating the potential impact that ASU 2018-07 may have on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standard-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASC 606”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers, and also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. ASC 606 replaced most existing revenue recognition guidance in U.S. GAAP. The new standard was effective for the Company on April 1, 2018.  The standard permits the use of either the full retrospective or modified retrospective transition method. The Company adopted ASC 606 using the modified retrospective transition method on April 1, 2018 and applied the standard to all of its customer contracts that are not considered completed as of the adoption date. See Note 4 – Revenue for further discussion, including the impact on the Company’s consolidated financial statements and required disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718) Scope of Modification Accounting. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The adoption of ASU 2017-09 became effective for annual periods beginning after December 15, 2017 with prospective application.  The Company adopted this standard on April 1, 2018.  The adoption of this standard has not had a material impact on the Company’s consolidated financial statements or related disclosures.

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

In accordance with ASC 606, when the customer purchases or receives a discounted handset in connection with entering into a contract for service, the Company allocates revenue between the handset and the service based on the relative standalone selling price.  Revenue is recognized when the performance obligation which includes providing the services or transferring control of promised handsets, which are distinct to a customer, has been satisfied.  Revenue is recognized in an amount that reflects the consideration the Company expects to be entitled to for those performance obligations.

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

TeamConnect combines pdvConnect with the Company’s push-to-talk (“PTT”) mobile communication services involving digital network architecture and mobile devices.  TeamConnect gives customers the ability to instantly set up PTT communications and delivers real-time information from mobile workers to dispatch operators.  It also allows customers to deliver voice messages to any computer (via the internet), any email address or to any phone in the United States as well as to communicate in real time with TeamConnect enabled smartphones on any cellular carrier network.  The contract period for the TeamConnect service varies from a month to month basis to 24 months.  The customer is billed at the beginning of each month of the contract term.  The Company recognizes revenue as it satisfies its performance obligation over time as the services are delivered.

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

Spectrum Revenue.  In September 2014, Motorola paid the Company an upfront, fully-paid fee of $7.5 million in order to use a portion of the Company’s wireless spectrum licenses. The payment of the fee is accounted for as deferred revenue on the Company’s consolidated balance sheets and is recognized ratably as the service is provided over the contractual term of approximately ten years.  The revenue recognized for the three and six months ended September 30, 2018 and September 30, 2017 was approximately $182,000 and $364,000, respectively.

Other Revenue.  The Company derives other revenue primarily from either the sale of radios and accessories for TeamConnect and Diga-talk as well as the rental of radios for TeamConnect based on 30-day payment terms.  The Company recognizes radio and accessory revenue when a customer takes possession of the device.

For TeamConnect, when the customer purchases a radio offered at a discounted price bundled with services or is provided a discount by the dealer which is paid for by the Company, the Company allocates a portion of our future service billings to the radio and recognizes revenue upon handset delivery at the inception of the contract, which results in a contract asset that is amortized as a reduction to service revenue over the expected term of the customer’s contract period, which is typically 24 months.  For Diga-talk, the customer contract is month to month.  As a result, when the customer purchases a radio offered at a discounted price bundled with services, the discount for the radio is taken in the first month.

Contract Assets.  Contract assets include the portion of the Company’s future service invoices which has been allocated to the discounted price of the radios and amortized as a reduction against service revenue over the contract period.  As of September 30, 2018 and April 1, 2018, the Company had $0.2 million in total contract assets, of which $0.1 million was classified as a component of prepaid expenses and other current assets in our condensed consolidated balances sheets for both periods.  The amortization of the contract asset for the three and six months ended September 30, 2018 was not significant.

The Company also recognizes a contract asset for the incremental costs of obtaining a contract with a customer.  These costs include commissions for sales people and commissions paid to third-party dealers.  These costs are amortized ratably using the portfolio approach over the estimated customer contract period.  The Company reviews the contract asset on a periodic basis to determine if an impairment exists.  If it is determined that there is an impairment, the contract asset will be expensed.  Under the previous accounting standard, the Company expensed commissions as incurred.  As of September 30, 2018 and April 1, 2018, the Company had $0.5 million and $0.6 million, respectively, of deferred costs related to expenses required to obtain or fulfill a contract.  Of these total deferred costs, as of September 30, 2018 and April 1, 2018, $0.4 million were recorded as a component of prepaid and other current assets.  In addition, the Company recorded $0.1 million and $0.2 million resulting from the amortization of its contract assets during the three and six months ended September 30, 2018, respectively, in selling, general and administrative expenses in its consolidated statement of operations.

The following table presents the activity for the Company’s contract assets (in thousands):

Contract Assets
Balance as of April 1, 2018	$768
Additions	256
Amortization	(307)
Impairment	(23)
Balance at September 30, 2018	$694

Contract liabilities.  Contract liabilities primarily relate to advance consideration received from customers for spectrum services, for which revenue is recognized over time, as the services are performed.  These contract liabilities are recorded as deferred revenue on the balance sheet. The related liability as of March 31, 2018 of $4.3 million has been reduced by revenue recognized in the six months ended September 30, 2018 of $0.4 million leaving a remaining liability of $3.9 million as of September 30, 2018.

Adoption Impact.  The following table is a comparison of the reported results of operations for the three and six months ended September 30, 2018 compared to the amounts that would have been reported had the Company not adopted ASC 606 (in thousands):

	Impact on change in accounting policy
	For the three months ended September 30, 2018			For the six months ended September 30, 2018

		Impact of			Impact of
	As Reported	ASC 606	Legacy GAAP	As Reported	ASC 606	Legacy GAAP
Service revenue	$1,295	$33	$1,328	$2,642	$58	$2,700
Spectrum revenue	182	—	182	364	—	364
Other revenue	347	(61)	286	688	(94)	594
Sales and support	864	(97)	767	2,495	(110)	2,385
Net (loss)/income	(11,779)	69	(11,710)	(24,082)	74	(24,008)
Net loss per common share basic and diluted	$(0.81)	$0.00	$(0.81)	$(1.66)	$0.01	$(1.66)

The following table is a comparison of certain consolidated balance sheet captions under ASC 606 to the balance sheet results using the historical accounting method:

	Impact on change in accounting policy

	As reported	Impact of	Legacy GAAP
	September 30, 2018	ASC 606	September 30, 2018
Prepaid and other current assets	$1,102	$(452)	$650
Other assets	828	(242)	586
Deferred revenue, short-term and long-term	$4,664	$—	$4,664
Accumulated deficit	(150,553)	694	(149,859)

5.      Property and Equipment

Property and equipment consists of the following at September 30, 2018 and March 31, 2018 (in thousands):

	Estimated	September 30,	March 31,
	useful life	2018	2018
Network sites and equipment	5-10 years	$15,451	$15,263
Computer equipment	5-7 years	153	184
Computer software	1-3 years	33	10
Furniture and fixture and other equipment	2-5 years	1,230	1,418
Leasehold improvements	Shorter of the lease term or 10 years	354	344
		17,221	17,219
Less accumulated depreciation		6,755	5,468
		10,466	11,751
Construction in process		537	1,024
Property and equipment, net		$11,003	$12,775

Depreciation expense for the three months ended September 30, 2018 and September 30, 2017 amounted to $0.7 million.  The depreciation expense for the six months ended September 30, 2018 and September 30, 2017 was $1.4 million.    For the three and six months ended September 30, 2018 and 2017, depreciation expense was primarily classified as cost of revenue in the Company’s Consolidated Statements of Operations.  During the six months ended September 30, 2018, the Company recorded a $0.5 million non-cash charge for long-lived asset impairment of its radio assets to reduce the carrying value to the estimated recoverable amount.  Leasehold improvements include certain allowances for tenant improvements related to the expansion of the Company’s corporate headquarters. Construction in process includes the expenditures related to the costs to establish the Company’s dedicated wide-area, two-way radio dispatch networks in certain metropolitan areas.

6.Intangible Assets

Wireless licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but instead are tested for impairment annually, or more frequently if an event indicates that the asset might be impaired. The Company believes that no impairment indicators existed as of September 30, 2018 for which the Company would recognize impairment.

During the six months ended September 30, 2018, the Company entered into agreements with several third parties in multiple U.S. markets to acquire wireless licenses for cash consideration, upon FCC approval.

Intangible assets consist of the following at September 30, 2018 and March 31, 2018 (in thousands):

Wireless Licenses
Balance at March 31, 2018	$106,606
Acquisitions	936
Balance at September 30, 2018	$107,542

7.      Accounts Payable - officers

Accounts payable - officers represents unreimbursed expenses including travel and entertainment expenses incurred by the Company’s officers. At September 30, 2018 and March 31, 2018, the accounts payable to officers amounted to approximately $28,000 and $94,000, respectively.

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

9.Impairment and Restructuring Charges

Long-lived Asset Impairment.

During the six months ended September 30, 2018, the Company reviewed assets designated for its TeamConnect business.  As a result of the Company’s shift to better align and focus its business priorities on its spectrum initiatives, it determined that the carrying value of radios and related accessories were not fully recoverable.  As a result, the Company recorded a non-cash asset impairment charge of $0.5 million to reduce the carrying value of these assets to zero.

Restructuring Charges.

In April 2018, the Company announced a shift in its focus and resources in order to pursue the regulatory initiatives at the FCC and prepare for the future deployment of broadband and other advanced technologies and services.  In light of this shift in focus, the Board of Directors also approved a chief executive officer transition plan, under which, John Pescatore, the Company’s chief executive officer and president, transitioned to the position of vice chairman and Morgan O’Brien, the Company’s then-current vice chairman, assumed the position as the new chief executive officer.  In connection with the transition, the Company and Mr. Pescatore entered into a Continued Service, Consulting and Transition Agreement and a separate Consulting Agreement (the “CEO Transition Agreements”) and the Company also entered into additional consulting and transition agreements with several other key employees.  As of September 30, 2018,  the Company recorded a liability of $3.2 million, of which $1.9 million is reflected in accounts payable and accrued expenses,  for the cash payments under both the Transition and Consulting Agreements for Mr. Pescatore and the other key employees.  These payments will be made over a period of time between eighteen and twenty-four months beginning October 2018.  In addition, for the three months ended September 30, 2018, the Company recorded a non-cash $1.7 million charge for stock compensation expense due to modifications to the key employee stock grants.  For the six months ended September, 30, 2018, the Company recorded a non-cash $4.5 million charge for stock compensation expense due to modifications to Mr. Pescatore’s stock grants and the key employee stock grants.

On June 1, 2018, the Company’s Board of Directors approved an initial plan to restructure its business aimed at reducing the operating costs of its TeamConnect and pdvConnect businesses and better aligning and focusing its business priorities on its spectrum initiatives.  As part of the restructuring plan, the Company eliminated approximately 20 positions, or 20% of its workforce, primarily from its TeamConnect and pdvConnect businesses.  In August 2018, the Company continued with its restructuring efforts and eliminated approximately 7 additional positions.  As a result, the Company recorded a restructuring charge in the three months ended September 30, 2018 of approximately $0.1 million and $0.4 million for the six months ended September 30, 2018, related to employee severance and benefit costs.

Total restructuring costs of $4.1 million on the consolidated statement of operations for the three months ended September 30, 2018 consists of $1.7 million stock compensation expense, $2.3 million for the Continued Service, Consulting and Transition Agreements for key employees, which will be paid over 18 months, and $0.1 million for severance and benefit costs, which was paid as of September 30, 2018.  For the six months ended September 30, 2018, total restructuring costs were $8.1 million consisting of $4.5 million of stock compensation expense, $3.2 million for the CEO Transition Agreements and the consulting and transition agreements, as well as $0.4 million related to employee severance and benefit costs.  As of September 30, 2018, $1.9 million of accrued restructuring costs were accounted for in accounts payable and accrued expenses and $1.3 million were accounted for in other liabilities on the Company’s Consolidated Balance Sheets.  The Company believes that the restructuring efforts will be determined by the end March 31, 2019.

For the six months ended September 30, 2018, total accrued restructuring charges were as follows (in thousands):

Restructure Activity
Balance at March 31, 2018	$—
Severance costs	527
Consulting costs	3,053
Facility exit	3
Cash payments	(391)
Balance at September 30, 2018	$3,192

10.      Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation, commonly referred to as the U.S. Tax Cuts and Jobs Act (the “Act”).   For tax years ending after December 31, 2017, the Company can consider indefinite lived assets and the associated deferred tax liability as a source of future taxable income when assessing the potential to realize future tax deductions from indefinite carryforwards of net operating losses and interest expense. Thus, the deferred tax liability from the indefinite lived intangibles is offset fully by the deferred tax assets, specifically the net operating losses that do not expire.   As a result, the Company recorded no income tax expense for the three and six months ended September 30, 2018.

For the three and six months ended September 30, 2017, the Company recorded $0.7 million and $1.3 million in income tax expense.  The Company’s tax provision for this period had an unusual relationship to the pre-tax loss from continuing operations due primarily to the existence of a full deferred tax asset valuation allowance at the beginning of the period ending September 30, 2017. The tax expense recorded in the three and six months ended September 30, 2017 resulted from $1.8 million and $3.6 million, respectively, of tax amortization of the Company’s indefinite-lived intangible assets ($1.3 million net of tax) that was not available to offset existing deferred tax assets under the law prior to the Act.

In May 2018, the Company received notice from the Internal Revenue Service that it would be auditing the Company’s tax return for the period ended March 31, 2016.  The audit began at the end of June 2018 and is on-going.

11.      Stock Acquisition Rights, Stock Options and Warrants

The Company established the pdvWireless, Inc. 2014 Stock Plan (the “2014 Stock Plan”) to attract, retain and reward individuals who contribute to the growth of the Company. While the 2014 Stock Plan superseded previous stock plans.  23,442 stock options remained vested and outstanding as of September 30, 2018 under such previous stock plans.

The Company’s Board of Directors has reserved 3,511,695 shares of common stock for issuance under its 2014 Stock Plan as of September 30, 2018.  The number of shares will continue to automatically increase each January 1st through January 1, 2024 by an amount equal to the lesser of (i) 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or (ii) a lesser amount determined by the Board of Directors.

Restricted Stock and Restricted Stock Units

A summary of non-vested restricted stock activity for the six months ended September 30, 2018 is as follows:

		Weighted
	Restricted	Average Grant
	Stock	Date Fair Value
Non-vested restricted stock outstanding at March 31, 2018	217,813	$24.69
Granted	145,060	29.73
Forfeited	(22,284)	(24.39)
Vested	(43,800)	(23.92)
Non-vested restricted stock outstanding at September 30, 2018	296,789	$24.52

The Company recognizes compensation expense for restricted stock on a straight-line basis over the explicit vesting period.  Vested restricted stock units are settled and issuable upon the earlier of the date the employee ceases to be an employee of the Company or a date certain in the future.  Stock compensation expense related to restricted stock was approximately $1.4 million for the three months ended September 30, 2018 and approximately $2.6 million for the six months ended September 30, 2018.  For the three and six months ended September 30, 2017, stock compensation expense related to restricted stock was approximately $0.4 million and $0.9 million, respectively.

The Company entered into the CEO  Transition Agreements on April 23, 2018.  It also entered into additional consulting and transition agreements with several other key employees during the three months ended September 30, 2018.  As a result of these agreements, the Company determined that 56,362 of restricted stock units should be accounted for as a Type III modification, (the award was not probable to vest prior to the modification but is probable of vesting under the modified condition) for the sixth months ended September 30, 2018.  The expense recorded for these modifications was approximately $0.8 million in the three months ended September 30, 2018 and $1.4 million in the six months ended September 30, 2018 and is accounted for in restructuring costs.

Stock compensation expense of $0.7 million and $1.2 million for the three and six months ended September 30, 2018 for restricted stock is accounted for in general and administrative expense in the Company’s Consolidated Statement of Operations.  At September 30, 2018, there was $6.1 million of unvested compensation expense related to the restricted stock, which is expected to be recognized over a weighted average period of 3.02 years.

Performance Stock Units

A summary of the performance stock unit activity for the six months ended September 30, 2018 is as follows:

Weighted
Average
	Performance	Grant Date
	Stock	Fair Value
Performance stock outstanding at March 31, 2018	109,138	$23.80
Granted	—	—
Forfeited	—	—
Vested	—	—
Performance stock outstanding at September 30, 2018	109,138	$23.80

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

For the three and six months ended September 30, 2018 and 2017, there was no stock compensation expense recognized for the performance units.  At September 30, 2018, there was approximately $2.6 million of unvested compensation expense related to the outstanding performance stock units.

Stock Options

A summary of stock option activity for the six months ended September 30, 2018 is as follows:

		Weighted
		Average
	Options	Exercise Price
Options outstanding at March 31, 2018	1,968,374	$23.11
Granted during the period	751,484	29.73
Exercised during the period	(42,224)	(19.31)
Forfeited/Expired during the period	(675,347)	(23.09)
Options outstanding at September 30, 2018	2,002,287	$25.69

The Company entered into the CEO Transition Agreements on April 23, 2018.  It also entered into additional consulting and transition agreements with several other key employees during the three months ended September 30, 2018.  As a result of these agreements, the Company determined that 574,434 stock options to purchase shares of common stock should be accounted for as a Type I modification, (which does not change the expectation that the award will ultimately vest resulting from an increase in the term to exercise the options) for the sixth months ended September 30, 2018.  The Company also determined that 56,250 stock options to purchase shares of common stock should be accounted for as a Type III modification for the six months ended September 30, 2018.  As a result, the 630,684 stock options are reflected as a new grant and the old grants are treated as forfeited.

The stock options to purchase shares of common stock awarded to the Company employees and consultants during the six months ended September 30, 2018 was 120,800,  of which 112,000 were awarded to employees and 8,800 were awarded to consultants, and which have a ten-year contractual life.  Of the 112,000 stock options to purchase shares of common stock that were granted in the six months ended September 30, 2018, 100,000 stock options were granted to the President and 12,000 stock options were granted to employees. For the stock options granted to employees, they will vest 25% on the first anniversary of grant, and the remainder will vest in three equal annual installments thereafter.  The stock option to purchase 100,000 shares of common stock awarded to the Company’s President vests 50% on the second anniversary of grant and 25% each in two annual installments.  Shares granted to employees are subject to vesting, future settlement conditions and other such terms as determined by the Board of Directors and set forth in the applicable award agreements.

Additional information regarding stock options outstanding at September 30, 2018 is as follows:

							Weighted
				Weighted			Average
				Average	Weighted		Exercise Price
Exercise			Number	Remaining	Average	Options	of Shares
Prices			Outstanding	Life in Years	Exercise Price	Exercisable	Exercisable
$13.25	-	$20.00	630,906	5.97	$19.83	626,781	$19.83
20.01	-	46.23	1,341,131	6.28	27.91	898,316	28.58
46.24	-	72.85	30,250	6.51	49.13	22,687	49.13
			2,002,287	6.19	$25.69	1,547,784	$25.34

The Black-Scholes option model requires weighted average assumptions to be used for calculation of the Company’s stock compensation expense. The assumptions used during the six months ended September 30, 2018 were: the expected life of the awards was 5 years; the risk-free interest rate was 2.5%; the expected volatility was 49.71%; the expected dividend yield was 0.0%; and the expected forfeiture rate was 3%.

Performance Stock Options

 A summary of the performance stock options as of September 30, 2018 is as follows:

	Performance Options	Weighted Average Exercise Price
Performance options outstanding at March 31, 2018	179,945	$25.83
Performance options granted	—	—
Performance options forfeited/expired	—	—
Performance options outstanding at September 30, 2018	179,945	$25.83

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

The stock compensation expense related to the consulting and transition agreements entered into by the Company for the three and six months ended September 30, 2018 was $1.1 million and $3.2 million, respectively.  This expense was incurred due to the Type I and Type III modifications resulting from the consulting and termination agreements.  The expense is accounted for in restructuring costs in the accompanying Consolidated Statement of Operations.

Stock compensation expense related to the amortization of the fair value of stock options (other than the performance stock options) issued was approximately $1.0 million and $1.6 million for the three and six months ended September 30, 2018, respectively.   For the three and six months ended September 30, 2017, the comparable stock compensation expense was approximately $0.9 million and $1.6 million, respectively. There was no stock compensation expense related to the performance stock options issued for the three and six months ended September 30, 2018 and 2017.  The stock compensation expense is included in general and administrative expense in the accompanying Consolidated Statement of Operations.

The weighted average fair value for the stock option awards granted during the six months ended September 30, 2018 was $7.02 per share. As of September 30, 2018, there was approximately $4.8 million of unrecognized compensation cost related to non-vested stock options granted under the Company’s stock option plans, of which $2.8 million pertains to the non-performance based stock options which is expected to be recognized over a weighted-average period of 2.9 years.

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

Rent expense amounted to approximately $0.6 million and $1.3 million for the three and six months ended September 30, 2018, respectively, of which approximately $0.5 million and $1.0 million for the three and six month periods ended September 30, 2018,  respectively, was classified as cost of revenue and the remainder of approximately $0.1 million and $0.3 million was classified in operating expenses in the Consolidated Statements of Operations.  Total rent expense amounted to approximately $0.7 million and $1.3 million for the three and six months ended September 30, 2017, respectively, of which approximately $0.4 million and approximately $0.8 million,  respectively, was classified as cost of revenue and the remainder of approximately $0.3 million and $0.5 million,  respectively, was classified in operating expenses in the Consolidated Statements of Operations.  At September 30, 2018, accumulated deferred rent payable amounted to approximately $2.2 million and is included as part of other liabilities in the accompanying Consolidated Balance Sheet.

Aggregate rentals, under non-cancelable leases for office and tower space (exclusive of real estate taxes, utilities, maintenance and other costs borne by the Company), for the remaining terms of the leases following the six months ended September 30, 2018 are as follows (in thousands):

2019 (6 months)	$1,140
2020	2,149
2021	1,854
2022	1,495
2023	1,314
After 2023	3,986
Total	$11,938

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

14.     Business Concentrations

For the three months and six months ended September 30, 2018, the Company had one Tier 1 domestic carrier that accounted for approximately 28% and 31%, respectively of operating revenues. For the three and six months ended September 30, 2017, the Company had one Tier 1 domestic carrier that accounted for approximately 40% of operating revenues.

As of September 30, 2018, and March 31, 2018, the Company had one Tier 1 domestic carrier that accounted for approximately 41% and 53%, respectively, of accounts receivable.

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

On June 1, 2018, our Board of Directors approved an initial plan to restructure our business aimed at reducing the future operating costs of our TeamConnect and pdvConnect businesses and better aligning and focusing our business priorities on our spectrum initiatives.  Earlier in Fiscal 2019, we also announced that we had received information from one of our Tier 1 carrier partners that the largest customer of our pdvConnect service planned to discontinue its use of that service during Fiscal 2019.  As a result of the loss of this significant customer and our implementation of the restructuring plan and the related measures taken to reduce the operating costs of our TeamConnect and pdvConnect businesses, principally in the sales and marketing areas, the operating revenues from these businesses exhibited a small decline in the current quarter compared to the prior quarter ended June 30, 2018, and we expect that our operating revenues from these businesses will continue to decline in future reporting periods.

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

Results of Operations

Comparison of the three and six months ended September 30, 2018 and 2017

The following table sets forth our results of operations for the three and six months ended September 30, 2018 and 2017. The period-to-period comparison of financial results is not necessarily indicative of the financial results we will achieve in future periods.

	Three months ended		Six months ended
(dollars in thousands, except share data)	September 30,		September 30,
	2018	2017	2018	2017
Operating revenues	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Service revenue	$1,295	$1,163	$2,642	$2,268
Spectrum revenue	182	182	364	364
Other revenue	347	168	688	346
Total operating revenues	1,824	$1,513	$3,694	$2,978
Cost of revenue
Sales and service	1,798	1,911	3,948	3,612
Gross profit (loss)	26	(398)	(254)	(634)
Operating expenses
General and administrative	6,590	4,995	12,155	9,876
Sales and support	864	1,703	2,495	3,390
Product development	573	628	1,211	1,180
Restructuring costs	4,147	—	8,122	—
Impairment of long-lived assets	—	—	531	—
Total operating expenses	12,174	7,326	24,514	14,446
Loss from operations	(12,148)	(7,724)	(24,768)	(15,080)
Interest expense	—	(1)	—	1
Interest income	370	184	686	297
Other income (expense)	(1)	(2)	—	(20)
Loss before income taxes	(11,779)	(7,543)	(24,082)	(14,802)
Income tax expense	—	656	—	1,305
Net loss	$(11,779)	$(8,199)	$(24,082)	$(16,107)
Net loss per common share basic and diluted	$(0.81)	$(0.57)	$(1.66)	$(1.12)
Weighted-average common shares used to compute basic and diluted net loss per share	14,521,148	14,447,499	14,501,463	14,442,769

Operating revenues. Overall operating revenues increased by $0.3 million, or 20.6%, to $1.8 million for the three months ended September 30, 2018 from $1.5 million for the three months ended September 30, 2017.  For the six months ended, September 30, 2018, operating revenues increased by $0.7 million, or 24.1%, to $3.7 million from $3.0 million for the six months ended September 30, 2017.  The increase in the three and six months is primarily attributable to a $0.1 million and $0.3 million increase in service revenue in our TeamConnect business resulting from an increase in the number of TeamConnect subscribers for the three and six months ended September 30, 2018.  Other revenue, which consists primarily of equipment sales four our new product offering, Diga-Talk, increased by $0.2 million to $0.4 million for the three months ended September 30, 2018 from $0.2 million, and by $0.3 million to $0.7 million for the six months ended September 30, 2018 from $0.3 million.

Cost of revenue. Cost of revenue for the three months ended September 30, 2018 decreased by approximately $0.1 million, or 6.0%, to $1.8 million from $1.9 million for the three months ended September 30, 2017.  The decrease for the three month period resulted from lower headcount costs due to employees reassigned to other areas of the business to support our strategic initiatives as well as lower costs to maintain our 900 MHz network.  For the six months ended September 30, 2018, cost of revenue increased by $0.3 million, or 9.3%, to $3.9 million from $3.6 million for the six months ended September 30, 2017.  The increase resulted primarily from $0.2 million for the radio sales for Diga-Talk.

Gross profit (loss). Gross profit increased by $0.4 million, or 106.6%, to $26,000 in the three months ended September 30, 2018 from a gross (loss) of ($398,000) for the three months ended September 30, 2017, as a result of our new product offering, Diga-Talk and lower headcount costs due to the reassignment of employees as well as lower costs related to maintaining our 900 MHz network.  Gross (loss) decreased by $0.4 million, or 60.4%, to ($0.2 million) in the six months ended September 30, 2018 from ($0.6 million) for the six months ended September 30, 2017.  The improvement resulted from an increase in the revenues from our Diga-Talk offering and lower headcount costs to maintain our 900 MHz network.

General and administrative expenses. General and administrative expenses for the three months ended September 30, 2018 increased by $1.6 million, or 31.9%, to $6.6 million from $5.0 million for the three months ended September 30, 2017. The increase resulted primarily from $0.5 million in stock compensation and $0.6 million in costs related to existing headcount.  For the six months ended September 30, 2018, general and administrative expenses increased by $2.3 million, or 23.1%, to $12.2 million from $9.9 million for the six months ended September 30, 2017.  The increase principally resulted from $1.0 million in costs related to existing headcount, $0.4 million in stock compensation, and $0.5 million in professional services and consulting expenses related to our strategic initiatives.

Sales and support expenses. Sales and support expenses for the three months ended September 30, 2018 decreased by  $0.8 million, or 49.2%, to $0.8 million from $1.7 million for the three months ended September 30, 2017.  For the six months ended September 30, 2018, sales and support expenses decreased by $0.9 million, or 26.4%, to $2.5 million from $3.4 million for the six months ended September 30, 2017.  These decreases were attributable to the reduction in force that occurred in June and August 2018 resulting in lower headcount and related costs.

Product development expenses. Product development expenses remained relatively flat for the three and six months ended September 30, 2018 as compared to the three and six months ended September 30, 2017.

Restructuring costs.  Restructuring costs were incurred as a result of the April and June 2018 announcements of a restructuring plan to shift our focus and resources to pursue the regulatory initiatives at the FCC and prepare for the future deployment of broadband and other advanced technologies and services.  In light of this shift in focus, the Board also approved a chief executive officer transition plan, under which, John Pescatore, our chief executive officer and president, transitioned to the position of vice chairman and Morgan O’Brien, our then-current vice chairman, assumed the position as our new chief executive officer.  In connection with the transition, we and Mr. Pescatore entered into a Continued Service, Consulting and Transition Agreement and a separate Consulting Agreement (the “CEO Transition Agreements”).  In addition, we entered into consulting and transition agreements with several other key employees.  In the three months ended September 30, 2018, a $1.4 million liability was recorded for the cash payments under the consulting and transition agreements for the other key employees and a $0.8 million liability was recorded in connection with the CEO Transition Agreements.  Additional stock compensation expense was recorded of $1.8 million and $4.5 million for the three and six months ended September 30, 2018, respectively.

Impairment of long-lived assets. The impairment for the six months ended September 30, 2018 resulted from the carrying value of our TeamConnect radios not being fully recoverable due to the realigning of the business to focus on our spectrum initiatives.

Interest expense. Interest expense incurred for the three and six months ended September 30, 2017 relates to our promissory note issued in October 2015 in connection with the acquisition of wireless licenses.  The promissory note was paid in March 2018.

Interest income.  The $0.2 million and $0.4 million increase in interest income earned for the three and six months ended September 30, 2018, respectively, resulted from higher returns on the amounts held in our money market funds.

Income tax expense.  For the three and six months ended September 30, 2018, there was no income tax expense recorded as a result of the U.S. Tax Cuts and Jobs Act (the “Act”), passed on December 22, 2017.  The Act provided that net operating losses are indefinite lived deferred tax assets and can be fully offset by our deferred tax liability related to our indefinite lived intangible assets. The $0.6 million and $1.3 million non-cash income tax charge recorded for the three and six months ended September 30, 2017, respectively, was primarily a result of an adjustment to the valuation allowance against our deferred tax assets.

Liquidity and Capital Resources

At September 30, 2018, we had cash and cash equivalents of $85.6 million.

Our accounts receivable is heavily concentrated in one Tier 1 domestic carrier partner. As of September 30, 2018, our accounts receivable balance was approximately $1.0 million, of which approximately $0.4 million, or approximately 41%, was due from this third-party Tier 1 domestic carrier partner.

Net cash used by operating activities. Net cash used in operating activities was $12.2 million for the six months ended September 30, 2018, as compared to $11.3 million for the six months ended September 30, 2017. The majority of net cash used by operating activities during the six months ended September 30, 2018 resulted from the net loss of $24.1 million, partially offset by non-cash stock-based compensation of $7.5 million.  The majority of net cash used by operating activities during the six months ended September 30, 2017 resulted from the net loss of $16.1 million, which includes the costs incurred to support our TeamConnect business, partially offset by non-cash stock-based compensation of $2.5 million.

Net cash used by investing activities. Net cash used in investing activities was approximately $1.1 million for the six months ended September 30, 2018, as compared to $2.4 million used for the six months ended September 30, 2017. The net cash used during the six months ended September 30, 2018 resulted from wireless license acquisitions.  The net cash used during the six months ended September 30, 2017 resulted from $1.7 million in wireless license acquisitions and $0.8 million for the continuing equipment purchases and construction costs related to the buildout of our network for our TeamConnect business.

Net cash provided by financing activities. For the six months ended September 30, 2018, net cash provided by financing activities was $0.7 million which was principally due to $0.8 million in cash received from the proceeds from stock option exercises.  For the six months ended September 30, 2017, there was $0.2 million in cash provided by financing activities resulting from stock option exercises.

Our future capital requirements will depend on many factors, including: the timeline and results of our FCC initiatives and related activities; the costs related to our implementation of our current the initial restructuring plan and any future restructuring actions approved by our Board of Directors for our TeamConnect and pdvConnect businesses; the revenues we generate from our TeamConnect and our pdvConnect businesses; the cost and time to identify, develop and commercialize any network and mobile communication solutions we pursue as part of our long-term business plan; and our ability to control our operating expenses.

In April 2018, we announced a shift in the focus and resources of our Company to pursue the regulatory initiatives at the FCC and prepare for the future deployment of broadband and other advanced technologies and services.  In light of this shift in focus, the Board also approved a chief executive officer transition plan, under which, John Pescatore, our chief executive officer and president, transitioned to the position of vice chairman and Morgan O’Brien, our then-current vice chairman, assumed the position as our new chief executive officer.  In connection with the transition, we and Mr. Pescatore entered into the CEO Transition Agreements.  In the six months ended September 30, 2018, we recorded a liability of $1.8 million for the cash payments under the CEO Transition Agreements.  These payments will be made over twenty-four months beginning October 2018.  In addition, we recorded a non-cash $2.8 million charge for stock compensation expense due to modifications of Mr. Pescatore’s equity grants.  We also entered into consulting and transition and agreements with several other key employees.  In the three months ended September 30, 2018, we recorded a liability of $1.4 million for the cash payments to be made to those key employees.  These payments will be made over eighteen months beginning October 2018.  In addition, we recorded a non-cash $1.7 million charge for stock compensation expense due to modifications to the equity grants of those key employees.

In June 2018, we announced that our Board approved an initial plan to restructure our business aimed at reducing the future operating costs of our TeamConnect and pdvConnect business operations and better aligning and focusing our business priorities on our spectrum initiatives aimed at modernizing and realigning the Part 90 900 MHz band to increase its usability and capacity.  As part of the restructuring plan, we eliminated approximately 20 positions, or 20% of our workforce, in June 2018 primarily from our TeamConnect and pdvConnect businesses.  Overall, we expect that this workforce reduction will decrease operating costs by $1.6 million on an annualized basis.  The cash payments associated with this workforce reduction were made during the three months ended September 30, 2018.  The reduction in costs will assist in limiting our capital requirements over the next 12 months. We believe our cash and cash equivalents on hand will be sufficient to meet our financial obligations through at least the next 12 months.

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

Off-balance sheet arrangements

As of September 30, 2018 and March 31, 2018, we did not have and do not have any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, had concluded that our disclosure controls and procedures were not effective as of September 30, 2018 because of a material weakness in our internal control over financial reporting as of such date as discussed below.

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

In connection with preparing our Quarterly Report on Form 10-Q, for the quarter ended June 30, 2018, management became aware of an error related to the Company’s interpretation and application of the effective date of changes in the accounting treatment of its net operating losses in accordance with the new tax laws instituted by the Tax Cuts and Jobs Act of 2017, which was signed into law on December 22, 2017 (the “TCJA”).  This error, which was not detected until the period covered by this Quarterly Report, resulted in a restatement to the Company’s financial statements for the fiscal year ended March 31, 2018 and quarter ended December 31, 2017. The error was caused by an inadequate design in controls pertaining to the Company’s review and analysis of changing tax legislation. The deficiency represents a material weakness in the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On May 18, 2015, we completed a public offering of our common stock in which we raised net proceeds of approximately $64.8 million.  We registered the shares of common stock issued in the offering on a Registration Statement on Form S-1 (File No. 333-203681), which the SEC declared effective on May 12, 2015.  Through September 30, 2018, we have used approximately $22.2 million of the net proceeds from this offering.  We did not complete any transaction in which we paid any of these proceeds, directly or indirectly, to our directors or officers, to any person owning 10% or more of any class of our equity securities, to any associate of any of the foregoing, or to any of our affiliates.  There has been no material change in the expected uses of the net proceeds from the offering as described in our Registration Statement.

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

pdvWireless, Inc.

Date:	November 7, 2018	/s/ Morgan E. O’Brien
Morgan E. O’Brien
Chief Executive Officer (Principal Executive Officer)

/s/ Timothy A. Gray
Timothy A. Gray
Chief Financial Officer (Principal Financial and Accounting Officer)