Form 10-Q
period 2018-12-31
pdvWireless, Inc.
filed 2019-02-08
CIK 1304492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________

FORM 10-Q

____________________________________

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

At February 1, 2019,  14,695,640 shares of the registrant’s common stock were outstanding.

Explanatory Note

This Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 (the “Form 10-Q”) contains restated financial statements and information for the fiscal year ended March 31, 2018 filed by pdvWireless Inc. (the “Company”) with the Securities and Exchange Commission (the “SEC”) on August 9, 2018 in its amended Annual Report on Form 10-K/A for the fiscal year ended March 31, 2018 (“Form 10-K/A”).

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

pdvWireless, Inc.

FORM 10-Q

For the quarterly period ended December 31, 2018

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

PART I. FINANCIAL INFORMATION

Item 1:  Consolidated Financial Statements

pdvWireless, Inc.

Consolidated Balance Sheets

 (dollars in thousands, except share data)

	December 31,	March 31,
	2018	2018 (As Restated)
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$82,349	$98,318
Accounts receivable, net of allowance for doubtful accounts of $265 and $29	583	935
Inventory	—	173
Prepaid expenses and other current assets	1,768	850
Total current assets	84,700	100,276
Property and equipment	10,376	12,775
Intangible assets	107,543	106,606
Capitalized patent costs, net	193	197
Other assets	866	486
Total assets	$203,678	$220,340
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$6,512	$4,322
Due to related parties	572	—
Accounts payable - officers	31	94
Deferred revenue	797	813
Total current liabilities	7,912	5,229
Noncurrent liabilities
Deferred revenue	3,662	4,257
Other liabilities	3,878	2,325
Total liabilities	15,452	11,811
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized and no shares outstanding at December 31, 2018 and March 31, 2018	—	—
Common stock, $0.0001 par value per share, 100,000,000 shares authorized and 14,676,408 shares issued and outstanding at December 31, 2018 and 14,487,650 shares issued and outstanding at March 31, 2018	1	1
Additional paid-in capital	347,128	335,767
Accumulated deficit	(158,903)	(127,239)
Total stockholders' equity	188,226	208,529
Total liabilities and stockholders' equity	$203,678	$220,340

See accompanying notes to consolidated financial statements.

pdvWireless, Inc.

Consolidated Statements of Operations

 (dollars in thousands, except share data)

(Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
	2018	2017	2018	2017
Operating revenues
Service revenue	$1,155	$1,232	$3,798	$3,500
Spectrum revenue	182	182	547	547
Other revenue	164	187	854	532
Total operating revenues	1,501	1,601	5,199	4,579
Cost of revenue
Sales and service	1,614	2,016	5,562	5,628
Gross loss	(113)	(415)	(363)	(1,049)
Operating expenses
General and administrative	6,723	5,464	18,882	15,341
Sales and support	620	1,619	3,116	5,009
Product development	654	592	1,864	1,772
Restructuring costs	418	—	8,540	—
Impairment of long-lived assets	200	—	730	—
Total operating expenses	8,615	7,675	33,132	22,122
Loss from operations	(8,728)	(8,090)	(33,495)	(23,171)
Interest expense	—	(1)	—	(2)
Interest income	393	197	1,079	494
Other income (expense)	(16)	(9)	(16)	(29)
Loss before income taxes	(8,351)	(7,903)	(32,432)	(22,708)
Income tax expense	—	(7,804)	—	(6,498)
Net loss	$(8,351)	$(99)	$(32,432)	$(16,210)
Net loss per common share basic and diluted	$(0.57)	$(0.01)	$(2.23)	$(1.12)
Weighted-average common shares used to compute basic and diluted net loss per share	14,614,793	14,451,313	14,539,377	14,445,627

See accompanying notes to consolidated financial statements.

pdvWireless, Inc.

Consolidated Statement of Stockholders’ Equity/(Deficiency)

 (dollars in thousands, except share data)

(Unaudited)

	Number of Shares
	Preferred		Preferred
	Stock	Common	Stock	Common	Additional	Accumulated
	Series AA	Stock	Series AA	Stock	Paid-in Capital	Deficit	Total
Balance at September 30, 2018	—	14,573,267	$—	$1	$343,930	$(150,552)	$193,379
Equity based compensation*	—	18,014	—	—	1,459	—	1,459
Stock option exercises	—	85,127	—	—	1,739	—	1,739
Shares withheld for taxes	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(8,351)	(8,351)
Balance at December 31, 2018	—	14,676,408	$—	$1	$347,128	$(158,903)	$188,226

Balance at March 31, 2018 (As Restated)	—	14,487,650	$—	$1	$335,767	$(127,239)	$208,529
Cumulative effect of change in accounting principle	—	—	—	—	—	768	768
Balance at April 1, 2018	—	14,487,650	—	1	335,767	(126,471)	209,297
Equity based compensation*	—	68,082	—	—	8,936	—	8,936
Stock option exercises	—	125,976	—	—	2,564	—	2,564
Shares withheld for taxes	—	(5,300)	—	—	(139)	—	(139)
Net loss	—	—	—	—	—	(32,432)	(32,432)
Balance at December 31, 2018	—	14,676,408	$—	$1	$347,128	$(158,903)	$188,226

* includes restricted shares

See accompanying notes to consolidated financial statements.

pdvWireless, Inc.

Consolidated Statement of Stockholders’ Equity/(Deficiency)

(dollars in thousands, except share data)

(Unaudited)

	Number of Shares
	Preferred		Preferred
	Stock	Common	Stock	Common	Additional	Accumulated
	Series AA	Stock	Series AA	Stock	Paid-in Capital	Deficit	Total
Balance at September 30, 2017	—	14,469,164	$—	$1	$333,295	$(118,782)	$214,514
Equity based compensation*	—	14,406	—	—	1,445	—	1,455
Stock option exercises	—	1,000	—	—	20	—	20
Shares withheld for taxes	—	(15,333)	—	—	(460)	—	(460)
Net loss	—	—	—	—	—	(99)	(99)
Balance at December 31, 2017	—	14,469,237	$—	$1	$334,310	$(118,881)	$215,430

Balance at April 1, 2017	—	14,442,368	—	$1	$330,566	$(102,671)	$227,896
Equity based compensation*	—	30,121	—	—	3,970	—	3,970
Stock option exercises	—	12,081	—	—	234	—	234
Shares withheld for taxes	—	(15,333)	—	—	(460)	—	(460)
Net loss	—	—	—	—	—	(16,210)	(16,210)
Balance at December 31, 2017	—	14,469,237	$—	$1	$334,310	$(118,881)	$215,430

pdvWireless, Inc.

Consolidated Statements of Cash Flows

 (dollars in thousands)

(Unaudited)

	Nine months ended
	December 31,
	2018	2017 (As restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(32,432)	$(16,210)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	2,141	2,103
Non-cash compensation expense attributable to stock awards	8,936	3,998
Deferred income taxes	—	(6,498)
Bad debt expense	280	26
Loss on disposal of assets	31	36
Impairment of long-lived assets	730	—
Changes in operating assets and liabilities
Accounts receivable	72	(153)
Inventory	173	3
Prepaid expenses and other assets	(532)	(769)
Accounts payable and accrued expenses	2,190	550
Due to related parties	572	—
Accounts payable - officers	(63)	4
Deferred revenue	(611)	(565)
Other liabilities	1,553	569
Net cash used by operating activities	(16,960)	(16,906)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible assets	(937)	(1,930)
Purchases of equipment	(492)	(748)
Payments for domain name	(5)	—
Net cash used by investing activities	(1,434)	(2,678)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercise	2,564	234
Payments of withholding tax on net issuance of restricted stock	(139)	(489)
Net cash provided by (used by) financing activities	2,425	(255)
Net change in cash and cash equivalents	(15,969)	(19,839)
CASH AND CASH EQUIVALENTS
Beginning of the period	98,318	124,083
End of the period	$82,349	$104,244
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period:
Taxes paid	$12	$9
Non-cash activities:
Capital expenditures included in other liabilities	$—	$202

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

The Company’s first priority involves pursuing regulatory initiatives at the Federal Communications Commission (“FCC”) with the goal of modernizing and realigning the 900 MHz band to increase its usability and capacity, including for the future potential deployment of broadband and other advanced technologies and services.  While it pursues these FCC initiatives, the Company is utilizing its spectrum assets to operate push-to-talk networks in seven major metropolitan market areas, including Atlanta, Baltimore/Washington, Chicago, Dallas, Houston, New York and Philadelphia.  At the same time, the Company is exploring and developing network and mobile communication solutions, leveraging its spectrum to address the unmet needs of its targeted critical infrastructure and enterprise customers.  The Company is pursuing opportunities to enable additional network and mobile communication solutions for use by critical infrastructure and enterprise customers with its existing spectrum and currently available non-broadband technologies and, if the Company is successful with its FCC efforts, utilizing its spectrum assets to enable broadband and other advanced wireless service offerings.

The Company was originally incorporated in California in 1997 and reincorporated in Delaware in 2014.  In November 2015, the Company changed its name from Pacific DataVision, Inc. to pdvWireless, Inc.  The Company maintains offices in Woodland Park, New Jersey, Reston, Virginia and San Diego, California.

The Company’s revenues are derived substantially from its TeamConnectSM and pdvConnectTM offerings. During the year ended March 31, 2016, the Company began offering its TeamConnect, two-way radio service to businesses located in the seven markets in which it operates push-to-talk networks. Historically, the Company has offered pdvConnect, a proprietary suite of mobile communication and workforce management, principally to enterprise customers who utilize Tier 1 cellular networks.

On June 1, 2018, the Company’s Board of Directors approved an initial plan to restructure its business aimed at reducing the future operating costs of its TeamConnect and pdvConnect businesses and better aligning and focusing its business priorities on its broadband spectrum initiatives.  In furtherance of this restructuring and realignment plan, the Company announced in January 2019 that it had entered into agreements to transfer the TeamConnect and pdvConnect businesses.  Specifically, the Company entered into: (i) a Customer Acquisition and Resale Agreement (the “A BEEP Agreement”) with A BEEP LLC (“A BEEP”) on January 2, 2019, (ii) a Customer Acquisition, Resale and Licensing Agreement (the “Goosetown Agreement”) with Goosetown Enterprises, Inc. (“Goosetown”) on January 2, 2019 and (iii) a memorandum of understanding with the principals of Goosetown (the “MOU”) on December 31, 2018.  The Company will continue operating its push-to-talk networks in the markets in which customers are being transferred and trunked facilities in other markets in which it holds FCC licenses.

In connection with transferring the TeamConnect and pdvConnect businesses, on December 31, 2018, the Company’s Board of Directors approved the following cost-reduction and restructuring actions (the “December 2018 Cost-Reduction Actions”): (i) the elimination of approximately 20 positions, or 30% of its workforce and (ii) the closure of its office in San Diego, California.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the presentation of the corresponding amounts in the financial statements for the three months and nine months ended December 31, 2018. These reclassifications had no effect on previously reported results of operations, cash flows, assets, liabilities or equity for the periods presented.

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in Accounting Standards Update 2014-09,  Revenue from Contracts with Customers, (“ASC 606”). A contract’s transaction price is allocated to each distinct performance obligation and is recognized as revenue when, or as, the performance obligation is satisfied, which typically occurs when the services are rendered. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. The Company’s contracts with customers may include multiple performance obligations. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price. It generally determines standalone selling prices based on the prices charged to customers under contracts involving only the relevant performance obligation. Judgment may be used to determine the standalone selling prices for items that are not sold separately, including services provided at no additional charge. Most of our performance obligations are satisfied at over time as services are provided.

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

Net Loss Per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. For purposes of the diluted net loss per share calculation, preferred stock, stock options, restricted stock and warrants are considered to be potentially dilutive securities. Because the Company has reported a net loss for the three and nine months ended December 31, 2018 and 2017, diluted net loss per common share is the same as basic net loss per common share for those periods.

Common stock equivalents resulting from potentially dilutive securities approximated 1,386,000 and 1,002,000 at December 31, 2018 and March 31, 2018, respectively, and have not been included in the dilutive weighted average shares of common stock outstanding, as their effects are anti-dilutive.

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

While the Company has not yet completed its evaluation of the impact of ASU 2016-02 will have on its consolidated financial statements, the Company expects to recognize a material increase in lease-related assets and liabilities on its consolidated balance sheets.  However, the Company does not  expect that its adoption of ASU 2016-02 on April 1, 2019 will have a  material  impact on its consolidated statements of  operations or cash flows. Upon adoption, the Company expects that its financial statement disclosures will be expanded to present additional details of its leasing arrangements. While the Company continues to evaluate the impact that ASU 2016-02 will have on its consolidated financial statements and related disclosures, the actual impact of the standard will be dependent upon the Company’s lease portfolio at adoption.

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

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASC 606, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers, and also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. ASC 606 replaced most existing revenue recognition guidance in U.S. GAAP. The new standard was effective for the Company on April 1, 2018.  See Note 4 – Revenue for further discussion, including the impact on the Company’s consolidated financial statements and required disclosures.

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

 4.Revenue

On April 1, 2018, the Company adopted ASC 606 using the modified retrospective method and recognized the cumulative effect of initially applying the guidance as an adjustment to the opening balance of retained deficit. The Company applied the new revenue standard to new and existing contracts that were not complete as of the date of initial application.  As a result of applying this standard using the modified retrospective method, the Company has presented financial results and applied its accounting policies for the period beginning April 1, 2018 under ASC 606, while prior period results and accounting policies have not been adjusted and are reflected under legacy GAAP pursuant to Accounting Standard Codification 605.

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

The cumulative effect of the changes made to the Company’s consolidated April 1, 2018 balance sheet for the adoption of ASC 606 were as follows:

	Balance at March 31,	Adjustments due to	Balance at April 1,
	2018	ASC 606	2018
Assets
Prepaid expenses and other current assets	$850	$473	$1,323
Other assets	486	295	781
Liabilities
Deferred revenue, short-term and long-term	$5,070	$—	$5,070
Stockholders' Equity
Accumulated deficit	$(127,239)	$768	$(126,471)

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

Spectrum Revenue.  In September 2014, Motorola paid the Company an upfront, fully-paid fee of $7.5 million in order to use a portion of the Company’s wireless spectrum licenses. The payment of the fee is accounted for as deferred revenue on the Company’s consolidated balance sheets and is recognized ratably as the service is provided over the contractual term of approximately ten years.  The revenue recognized for the three and nine months ended December 31, 2018 and December 31, 2017 was approximately $182,000 and $547,000, respectively.

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

Contract Assets.  Contract assets include the portion of the Company’s future service invoices which has been allocated to the discounted price of the radios and amortized as a reduction against service revenue over the contract period.  As of December 31, 2018 and April 1, 2018, the Company had $0.2 million in total contract assets, of which $0.1 million was classified as a component of prepaid expenses and other current assets in our condensed consolidated balances sheets for both periods.  The amortization of the contract asset for the three and nine months ended December  31, 2018 was not significant.

The Company also recognizes a contract asset for the incremental costs of obtaining a contract with a customer.  These costs include commissions for sales people and commissions paid to third-party dealers.  These costs are amortized ratably using the portfolio approach over the estimated customer contract period.  The Company reviews the contract asset on a periodic basis to determine if an impairment exists.  If it is determined that there is an impairment, the contract asset will be expensed.  Under the previous accounting standard, the Company expensed commissions as incurred.  As of December 31, 2018 and April 1, 2018, the Company had $0.4 million and $0.6 million, respectively, of deferred costs related to expenses required to obtain or fulfill a contract.  Of these total deferred costs, as of December  31, 2018, $0.3 million was recorded as a component of prepaid and other current assets.  As of April 1, 2018, $0.4 million were recorded as a component of prepaid and other current assets.  In addition, the Company recorded $0.1 million and $0.4 million resulting from the amortization of its contract assets during the three and nine months ended December 31, 2018, respectively, in selling, general and administrative expenses in its consolidated statement of operations.

The following table presents the activity for the Company’s contract assets (in thousands):

Contract Assets
Balance as of April 1, 2018	$768
Additions	281
Amortization	(441)
Impairment	(50)
Balance at December 31, 2018	$558

Contract liabilities.  Contract liabilities primarily relate to advance consideration received from customers for spectrum services, for which revenue is recognized over time, as the services are performed.  These contract liabilities are recorded as deferred revenue on the balance sheet. The related liability as of March 31, 2018 of $4.9 million has been reduced by revenue recognized in the nine months ended December 31, 2018 of $0.6 million leaving a remaining liability of $4.4 million as of December  31, 2018.  The revenue will be recognized ratably since the service is provided over the contractual term of approximately ten years.

Adoption Impact.  The following table is a comparison of the reported results of operations for the three and nine months ended December  31, 2018 compared to the amounts that would have been reported had the Company not adopted ASC 606 (in thousands):

	Impact on change in accounting policy
	For the three months ended December 31, 2018			For the nine months ended December 31, 2018

		Impact of			Impact of
	As Reported	ASC 606	Legacy GAAP	As Reported	ASC 606	Legacy GAAP
Service revenue	$1,155	$23	$1,178	$3,798	$82	$3,880
Spectrum revenue	182	—	182	547	—	547
Other revenue	164	—	164	854	(94)	760
Sales and support	620	(112)	508	3,116	(223)	2,893
Net (loss)/income	(8,351)	135	(8,216)	(32,432)	211	(32,221)
Net loss per common share basic and diluted	$(0.57)	$0.01	$(0.56)	$(2.23)	$0.01	$(2.22)

The following table is a comparison of certain consolidated balance sheet captions under ASC 606 to the balance sheet results using the historical accounting method:

	Impact on change in accounting policy

	As reported	Impact of	Legacy GAAP
	December 31, 2018	ASC 606	December 31, 2018
Prepaid and other current assets	$1,768	$(389)	$1,379
Other assets	866	(169)	697
Accumulated deficit	(158,903)	558	(158,345)

5.      Property and Equipment

Property and equipment consists of the following at December 31, 2018 and March 31, 2018 (in thousands):

	Estimated	December 31,	March 31,
	useful life	2018	2018
Network sites and equipment	5-10 years	$15,463	$15,263
Computer equipment	5-7 years	150	184
Computer software	1-3 years	33	10
Furniture and fixture and other equipment	2-5 years	1,183	1,418
Leasehold improvements	Shorter of the lease term or 10 years	354	344
		17,183	17,219
Less accumulated depreciation		7,382	5,468
		9,801	11,751
Construction in process		575	1,024
Property and equipment, net		$10,376	$12,775

Depreciation expense for the three months ended December 31, 2018 and December  31, 2017 amounted to $0.7 million.  The depreciation expense for the nine months ended December  31, 2018 and December 31, 2017 was $2.1 million.    For the three and nine months ended December 31, 2018 and 2017, depreciation expense was primarily classified as cost of revenue in the Company’s Consolidated Statements of Operations.  During the nine months ended December  31, 2018, the Company recorded a $0.7 million non-cash charge for long-lived asset impairment of its radio assets to reduce the carrying value to the estimated recoverable amount.  Leasehold improvements include certain allowances for tenant improvements related to the expansion of the Company’s corporate headquarters. Construction in process includes the expenditures related to the costs to establish the Company’s dedicated wide-area, two-way radio dispatch networks in certain metropolitan areas.

6.Intangible Assets

Wireless licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but instead are tested for impairment annually, or more frequently if an event indicates that the asset might be impaired. The Company believes that no impairment indicators existed as of December 31, 2018 for which the Company would recognize impairment.

During the nine months ended December 31, 2018, the Company entered into agreements with several third parties in multiple U.S. markets to acquire wireless licenses for cash consideration, upon FCC approval.    The Company has made $0.6 million in refundable deposits which is accounted for in the Consolidated Balance Sheets with $0.1 million in prepaid expense and other current assets and $0.5 million in long term assets.

Intangible assets consist of the following at December 31, 2018 and March 31, 2018 (in thousands):

Wireless Licenses
Balance at March 31, 2018	$106,606
Acquisitions	937
Balance at December 31, 2018	$107,543

For the nine months ended December 31, 2017, the Company had $1.9 million in acquisitions.

7.  Related Party Transactions

During the three and nine months ended December 31, 2018, the Company incurred $136,000 in consulting fees to a consultant firm who is an affiliate of a significant shareholder of the Company.  No such services were provided in the three and nine months ended December 31, 2017.  The Company purchased $0.2 million of equipment for the three months ended December 31, 2018 and $0.4 million for the nine months ended December 31, 2018.

The following amounts were payable to the Company’s related parties:

•	As of December 31, 2018, the Company owes $0.4 million to equipment supplier.
•	As of December 31, 2018, the Company owes $0.1 million to a shareholder for consulting services.

8.      Note Payable

On October 23, 2015, the Company entered into a promissory note in the amount of $1.3 million with a third party in exchange for wireless licenses.  The term of the note was through March 15, 2018 and bore a fixed rate of interest, of 0.55% per annum, which was based on the Short Term Applicable Federal Rate on the closing date.  The note payable was paid in full as of March 31, 2018.

9.Impairment and Restructuring Charges

Long-lived Asset Impairment.

During the nine months ended December 31, 2018, the Company reviewed assets designated for its TeamConnect business.  As a result of the Company’s shift to better align and focus its business priorities on its spectrum initiatives, it determined that the carrying value of radios and related accessories were not fully recoverable.  As a result, the Company recorded a non-cash asset impairment charge of $0.2 million and $0.7 million in the three and nine months ending December 31, 2018, respectively, to reduce the carrying value of these assets to zero.

Restructuring Charges.

In April 2018, the Company announced a shift in its focus and resources in order to pursue the regulatory initiatives at the FCC and prepare for the future deployment of broadband and other advanced technologies and services.  In light of this shift in focus, the Board of Directors also approved a chief executive officer transition plan, under which, John Pescatore, the Company’s chief executive officer and president, transitioned to the position of vice chairman and Morgan O’Brien, the Company’s then-current vice chairman, assumed the position as the new chief executive officer.  In connection with the transition, the Company and Mr. Pescatore entered into a Continued Service, Consulting and Transition Agreement and a separate Consulting Agreement (the “CEO Transition Agreements”) and the Company also entered into additional consulting and transition agreements with several other key employees.  As of December 31, 2018,  the Company recorded a liability of $3.3 million, of which $2.0 million is reflected in accounts payable and accrued expenses,  for the cash payments under both the CEO Transition Agreements with Mr. Pescatore and the consulting and transition agreements with other key employees.  These payments will be made over a period of time between eighteen and twenty-four months beginning October 2018.  In addition, for the nine months ended December 31, 2018, the Company recorded a non-cash $1.7 million charge for stock compensation expense due to modifications to the key employee stock grants.  For the nine months ended December 31, 2018, the Company recorded a non-cash $4.5 million charge for stock compensation expense due to modifications to Mr. Pescatore’s stock grants and the key employee stock grants.

On June 1, 2018, the Company’s Board of Directors approved an initial plan to restructure its business aimed at reducing the operating costs of its TeamConnect and pdvConnect businesses and better aligning and focusing its business priorities on its spectrum initiatives.  As part of the restructuring plan, the Company eliminated approximately 20 positions, or 20% of its workforce, primarily from its TeamConnect and pdvConnect businesses.  In August 2018, the Company continued with its restructuring efforts and eliminated approximately seven additional positions.  As a result, the Company recorded a $0.4 million restructuring charge in the nine months ended December 31, 2018, related to employee severance and benefit costs.  There were no restructuring charges related to these costs recorded in the three months ended December 31, 2018.

Total restructuring costs of $0.4 million on the consolidated statement of operations for the three months ended December 31, 2018 relates to the Continued Service, Consulting and Transition Agreements for key employees, which will be paid over 18 months.  For the nine months ended December  31, 2018, total restructuring costs were $8.5 million consisting of $4.5 million of stock compensation expense, $3.6 million for the CEO Transition Agreements and the consulting and transition agreements, with the other key employees, as well as $0.4 million related to employee severance and benefit costs.  As of December 31, 2018, $2.0 million of accrued restructuring costs were accounted for in accounts payable and accrued expenses and $1.3 million were accounted for in other liabilities on the Company’s Consolidated Balance Sheets.  The Company believes that the restructuring efforts will be concluded by the end March 31, 2019.

For the nine months ended December 31, 2018, total accrued restructuring charges were as follows (in thousands):

Restructure Activity
Balance at March 31, 2018	$—
Severance costs	408
Consulting costs	3,567
Facility exit	3
Cash payments	(673)
Balance at December 31, 2018	$3,305

10.      Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation, commonly referred to as the U.S. Tax Cuts and Jobs Act (the “Act”).   For tax years ending after December 31, 2017, the Company can consider indefinite lived assets and the associated deferred tax liability as a source of future taxable income when assessing the potential to realize future tax deductions from indefinite carryforwards of net operating losses and interest expense. Thus, the deferred tax liability from the indefinite lived intangibles is offset fully by the deferred tax assets, specifically the net operating losses that do not expire.   As a result, the Company recorded no income tax expense for the three and nine months ended December 31, 2018.

As a result of the Act, for the three months ended December 31, 2017, the Company recorded a discrete tax benefit of $7.8 million related to the reduction in valuation allowance related to the offset of the nine months ending December 31, 2017 net operating loss against the deferred tax liability from the indefinite-lived intangibles.  For the nine months ending December 31, 2017, the Company recorded a total tax benefit of $6.5 million.

In May 2018, the Company received notice from the Internal Revenue Service that it would be auditing the Company’s tax return for the period ended March 31, 2016.  The audit began at the end of June 2018 and is on-going.

11.      Stock Acquisition Rights, Stock Options and Warrants

The Company established the pdvWireless, Inc. 2014 Stock Plan (the “2014 Stock Plan”) to attract, retain and reward individuals who contribute to the growth of the Company. While the 2014 Stock Plan superseded previous stock plans.  21,236 stock options remained vested and outstanding as of December 31, 2018,  under such previous stock plans.

As of December 31, 2018, 3,511,695 shares of common stock were authorized and reserved for issuance under its 2014 Stock Plan.  The number of shares will continue to automatically increase each January 1st through January 1, 2024 by an amount equal to the lesser of (i) 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or (ii) a lesser amount determined by the Board of Directors.    The Board of Directors declined to accept the full amount authorized and increased the shares authorized and reserved for issuance under the 2014 Stock Plan increased on January 1, 2019 by 293,528 shares which represented 2% of the of the common stock issued and outstanding as of December 31, 2018.

Restricted Stock and Restricted Stock Units

A summary of non-vested restricted stock activity for the nine months ended December 31, 2018 is as follows:

		Weighted
	Restricted	Average Grant
	Stock	Date Fair Value
Non-vested restricted stock outstanding at March 31, 2018	217,813	$24.69
Granted	155,180	30.45
Forfeited	(22,334)	(24.40)
Vested	(60,828)	(23.84)
Non-vested restricted stock outstanding at December 31, 2018	289,831	$27.80

The Company recognizes compensation expense for restricted stock on a straight-line basis over the explicit vesting period.  Vested restricted stock units are settled and issuable upon the earlier of the date the employee ceases to be an employee of the Company or a date certain in the future.  Stock compensation expense related to restricted stock was approximately $0.7 million for the three months ended December 31, 2018 and approximately $3.4 million for the nine months ended December 31, 2018.  For the three and nine months ended December 31, 2017, stock compensation expense related to restricted stock was approximately $0.5 million and $1.3 million, respectively.

The Company entered into the CEO  Transition Agreements on April 23, 2018.  It also entered into additional consulting and transition agreements with several other key employees during the nine months ended December 31, 2018.  As a result of these agreements, the Company determined that 56,362 of restricted stock units should be accounted for as a Type III modification (the award was not probable to vest prior to the modification but is probable of vesting under the modified condition) for the nine months ended December 31, 2018.  The expense recorded for these modifications was approximately $1.4 million in the nine months ended December 31, 2018 and is accounted for in restructuring costs.

Stock compensation expense of $0.7 million and $2.0 million for the three and nine months ended December 31, 2018 for restricted stock is accounted for in general and administrative expense in the Company’s Consolidated Statement of Operations.  At December 31, 2018, there was $5.8 million of unvested compensation expense related to the restricted stock, which is expected to be recognized over a weighted average period of 2.89 years.

Performance Stock Units

A summary of the performance stock unit activity for the nine months ended December 31, 2018 is as follows:

Weighted
Average
	Performance	Grant Date
	Stock	Fair Value
Performance stock outstanding at March 31, 2018	109,138	$23.80
Granted	—	—
Forfeited	—	—
Vested	—	—
Performance stock outstanding at December 31, 2018	109,138	$23.80

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

For the three and nine months ended December 31, 2018 and 2017, there was no stock compensation expense recognized for the performance units.  At December 31, 2018, there was approximately $2.6 million of unvested compensation expense related to the outstanding performance stock units.

Stock Options

A summary of stock option activity for the nine months ended December 31, 2018 is as follows:

		Weighted
		Average
	Options	Exercise Price
Options outstanding at March 31, 2018	1,968,374	$23.11
Granted during the period	701,484	23.07
Exercised during the period	(125,476)	(20.35)
Forfeited/Expired during the period	(602,487)	(23.07)
Options outstanding at December 31, 2018	1,941,895	$23.29

The Company entered into the CEO Transition Agreements on April 23, 2018.  It also entered into additional consulting and transition agreements with several other key employees during the nine months ended December 31, 2018.  As a result of these agreements, the Company determined that 574,434 stock options to purchase shares of common stock should be accounted for as a Type I modification (which does not change the expectation that the award will ultimately vest resulting from an increase in the term to exercise the options) for the nine months ended December 31, 2018.  The Company also determined that 56,250 stock options to purchase shares of common stock should be accounted for as a Type III modification for the nine months ended December 31, 2018.  As a result, the 630,684 stock options are reflected as a new grant and the previous grants are treated as forfeited.

The stock options to purchase shares of common stock awarded to the Company employees and consultants during the nine months ended December  31, 2018 was 120,800,  of which 112,000 were awarded to employees and 8,800 were awarded to consultants, and which have a ten-year contractual life.  Of the 112,000 stock options to purchase shares of common stock that were granted in the nine months ended December 31, 2018, 100,000 stock options were granted to the President and 12,000 stock options were granted to employees. For the stock options granted to employees, they will vest 25% on the first anniversary of grant, and the remainder will vest in three equal annual installments thereafter.  The stock option to purchase 100,000 shares of common stock awarded to the Company’s President vests 50% on the second anniversary of grant and 25% each in two annual installments.  Shares granted to employees are subject to vesting, future settlement conditions and other such terms as determined by the Board of Directors and set forth in the applicable award agreements.

Additional information regarding stock options outstanding at December 31, 2018 is as follows:

							Weighted
				Weighted			Average
				Average	Weighted		Exercise Price
Exercise			Number	Remaining	Average	Options	of Shares
Prices			Outstanding	Life in Years	Exercise Price	Exercisable	Exercisable
$13.25	-	$20.00	1,016,400	4.85	$19.77	1,016,400	$19.77
20.01	-	46.23	895,245	7.46	26.42	472,831	26.55
46.24	-	72.85	30,250	6.26	49.13	22,687	49.13
			1,941,895	6.08	$23.29	1,511,918	$22.33

The Black-Scholes option model requires weighted average assumptions to be used for calculation of the Company’s stock compensation expense. The assumptions used during the nine months ended December 31, 2018 were: the expected life of the awards was 5 years; the risk-free interest rate was 2.5%; the expected volatility was 49.71%; the expected dividend yield was 0.0%; and the expected forfeiture rate was 3%.

Performance Stock Options

 A summary of the performance stock options as of December 31, 2018 is as follows:

	Performance Options	Weighted Average Exercise Price
Performance options outstanding at March 31, 2018	179,945	$25.83
Performance options granted	—	—
Performance options forfeited/expired	—	—
Performance options outstanding at December 31, 2018	179,945	$25.83

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

The stock compensation expense related to the consulting and transition agreements entered into by the Company for the nine months ended December 31, 2018 was $3.2 million. No stock compensation expense related to these agreements was recorded in the three months ending December 31, 2018.  This expense was incurred due to the Type I and Type III modifications resulting from the consulting and termination agreements.  The expense is accounted for in restructuring costs in the accompanying Consolidated Statement of Operations.

Stock compensation expense related to the amortization of the fair value of stock options (other than the performance stock options) issued was approximately $0.7 million and $2.4 million for the three and nine months ended December 31, 2018, respectively.   For the three and nine months ended December 31, 2017, the comparable stock compensation expense was approximately $1.0 million and $2.7 million, respectively. There was no stock compensation expense related to the performance stock options issued for the three and nine months ended December 31, 2018 and 2017.  The stock compensation expense is included in general and administrative expense in the accompanying Consolidated Statement of Operations.

The weighted average fair value for the stock option awards granted during the nine months ended December  31, 2018 was $7.41 per share. As of December 31, 2018, there was approximately $4.3 million of unrecognized compensation cost related to non-vested stock options granted under the Company’s stock option plans, of which $2.3 million pertains to the non-performance based stock options which is expected to be recognized over a weighted-average period of 2.8 years.

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

Rent expense amounted to approximately $0.6 million and $2.0 million for the three and nine months ended December 31, 2018, respectively, of which approximately $0.4 million and $1.2 million for the three and nine month periods ended December 31, 2018,  respectively, was classified as cost of revenue and the remainder of approximately $0.2 million and $0.8 million was classified in operating expenses in the Consolidated Statements of Operations.  Total rent expense amounted to approximately $0.6 million and $1.9 million for the three and nine months ended December  31, 2017, respectively, of which approximately $0.4 million and approximately $1.2 million,  respectively, was classified as cost of revenue and the remainder of approximately $0.2 million and $0.7 million,  respectively, was classified in operating expenses in the Consolidated Statements of Operations.  At December 31, 2018, accumulated deferred rent payable amounted to approximately $2.3 million and is included as part of other liabilities in the accompanying Consolidated Balance Sheet.

Aggregate rentals, under non-cancelable leases for office and tower space (exclusive of real estate taxes, utilities, maintenance and other costs borne by the Company), for the remaining terms of the leases following the nine months ended December 31, 2018 are as follows (in thousands):

2019 (3 months)	$537
2020	2,193
2021	1,905
2022	1,541
2023	1,366
After 2023	2,569
Total	$10,111

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

As of December 31, 2018, the Company sells its software applications product and extends credit predominately through one domestic third-party carrier. The Company maintains allowances for doubtful accounts based on factors surrounding the write-off history, historical trends, and other information.

14.     Business Concentrations

For the three months and nine months ended December 31, 2018, the Company had one Tier 1 domestic carrier that accounted for approximately 21% and 28%, respectively of operating revenues. For the three and nine months ended December 31, 2017, the Company had one Tier 1 domestic carrier that accounted for approximately 40% of operating revenues.

As of December 31, 2018, and March 31, 2018, the Company had one Tier 1 domestic carrier that accounted for approximately 43% and 53%, respectively, of accounts receivable.

15.      Subsequent Event

In June 2018, as discussed above, the Company announced its plan to restructure its business to align and focus its business priorities on its spectrum initiatives aimed at modernizing and realigning the 900 MHz band to increase its usability and capacity, including for the future deployment of broadband and other advanced technologies and services. In furtherance of this restructuring plan, the Company has entered into agreements to transfer its TeamConnect and pdvConnect businesses.  Specifically, the Company entered into: (i) the A BEEP Agreement with A BEEP on January 2, 2019, (ii) the Goosetown Agreement with Goosetown on January 2, 2019 and (iii) the MOU on December 31, 2018.  The Company will continue operating trunked facilities in the markets in which customers are being transferred and in other markets in which it holds FCC licenses.

A BEEP Agreement

Under the A BEEP Agreement, A BEEP acquired: (i) the Company’s TeamConnect customers located in the Atlanta, Chicago, Dallas, Houston and Phoenix metropolitan markets (the “A BEEP Purchased Customers”), (ii) the right to access the Company’s TeamConnect Metro and Campus systems (the “MotoTRBO Systems”) and (iii) the right to resell access to the Company’s MotoTRBO Systems pursuant to a Mobile Virtual Network Operation arrangement (the “MVNO Arrangement”).

A BEEP agreed to provide customer care, billing and collection services for all A BEEP Purchased Customers.  The Company will initially continue to provide these services for a 90-day period to help facilitate the transitioning of the A BEEP Purchased Customers. Additionally, the Company will pay all site lease, backhaul and utility costs required to operate the MotoTRBO

Systems for a two (2)-year period.  Within the two year period, A BEEP will migrate the Purchased Customers off of the Company’s MotoTRBO systems.

A BEEP has also agreed to pay the Company a certain portion of the recurring revenues received from the A BEEP Purchased Customers ranging from 100% to 20% during the term of the A BEEP Agreement. Additionally, A BEEP has agreed to pay the Company a portion of recurring revenues from the Company’s customers who utilize A BEEP’s push-to-talk Diga-Talk Plus application (“Diga-Talk Plus”) ranging from 35% to 15% for a period of 48 months.

Additionally, the A BEEP Agreement provides audit rights to the Company, mutual indemnification obligations and certain liability waivers. The A BEEP Agreement has a term of no longer than 72-months, unless terminated earlier by one of the parties as a result of a material breach by the other party.

Goosetown Agreement

Under the Goosetown Agreement, Goosetown acquired: (i) the Company’s TeamConnect customers located in the Baltimore/Washington DC, Philadelphia and New York metropolitan markets (the “Goosetown Purchased Customers”), (ii) the right to access the Company’s MotoTRBO Systems, (iii) the right to resell access to the Company’s MotoTRBO Systems pursuant to a MVNO Arrangement and (iv) a license to sell the TeamConnect Mobile, TeamConnect Hub and TeamConnect for Smart Devices applications (collectively, the “Licensed Applications”).

Goosetown agreed to provide customer care, billing and collection services for all Goosetown Purchased Customers.  The Company will initially continue to provide these services for a 90-day period to help facilitate the transitioning of the Goosetown Purchased Customers. Additionally, the Company will pay all site lease, backhaul and utility costs required to operate the MotoTRBO Systems for a two (2)-year period.  Within the two-year period, Goosetown will migrate the Purchased Customers off of the Company’s MotoTRBO systems.

Goosetown has also agreed to pay the Company a portion of the recurring revenues received from the Goosetown Purchased Customers ranging from 100% to 20% during the term of the Goosetown Agreement. Additionally, Goosetown has agreed to pay the Company 20% of recurring revenues from the Licensed Applications for a period of 48 months.

Additionally, the Goosetown Agreement provides audit rights to the Company, mutual indemnification obligations and certain liability waivers. The Goosetown Agreement has a term of no longer than 72-months, unless terminated earlier by one of the parties as a result of a material breach by the other party.

MOU

The Company also entered into the MOU with TeamConnect LLC (the “LLC”), an entity formed by the principals of Goosetown (the “Goosetown Principals”).  The terms of the MOU provide that the Company will assign the intellectual property rights to its TeamConnect and pdvConnect related applications and software pursuant to the terms of an IP Assignment, Software Support and Development Services Agreement (the “IP Agreement”) to the LLC in exchange for a 19.5% ownership interest in the LLC.  The Goosetown Principals have agreed to fund the future operations of the LLC, subject to certain limitations.

The LLC will assume the Company’s software support and maintenance obligations under the Goosetown and A BEEP Agreements.  The LLC will also assume customer care, billing and collection services related to the Company’s pdvConnect applications.  The Company has agreed to provide transition services to the LLC for a 90-day period to facilitate an orderly transition of the customer care, billing and collection services.

The Company is obligated to pay the LLC a monthly service fee for 24 months for its assumption of the Company’s support obligations under the Goosetown and A BEEP Agreements.  The LLC is obligated to pay the Company a certain portion of the billed revenue received by the LLC from pdvConnect customers for a 48-month period.

December 2018 Cost-Reduction Actions

In connection with transferring the TeamConnect and pdvConnect businesses, on December 31, 2018, the Company’s Board of Directors approved the December 2018 Cost-Reduction Actions: (i) the elimination of approximately 20 positions, or 30% of our workforce and (ii) the closure of our office in San Diego, California.   The Company expects to record a restructuring charge in the fourth quarter of fiscal 2019 of approximately $0.9 million, primarily related to employee severance, retention and benefit costs and rent for the San Diego office.  An additional $0.2 million of restructuring charges will be incurred during fiscal 2020 and 2021 related to employee retention costs.  The Company anticipates that the cost reduction and restructuring actions will be completed by July 31, 2019 and that the related cash payments for severance costs will occur by the end of August 31, 2019.

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

 Overview

We are a wireless communications company focused on developing and offering our spectrum assets for the deployment of next generation network and mobile communication solutions designed to meet the needs of critical infrastructure and enterprise customers.  We are the largest holder of licensed spectrum in the Part 90 900 MHz band (i.e., 896-901 MHz paired with 935-940 MHz) throughout the contiguous United States, plus Hawaii, Alaska and Puerto Rico.  On average, we hold approximately 60% of the channels in our portion of the 900 MHz band in the top 20 metropolitan market areas in the United States.  We maintain offices in Woodland Park, New Jersey and Reston, Virginia.

We have initiated and are currently pursuing a regulatory proceeding at the Federal Communications Commission (“FCC”) aimed at modernizing and realigning the Part 90 900 MHz spectrum band to increase its usability and capacity, including for the future deployment of broadband and other advanced technologies and services.   While we pursue these FCC initiatives, we are utilizing our spectrum assets to operate push-to-talk networks in seven major metropolitan market areas, including Atlanta, Baltimore/Washington, Chicago, Dallas, Houston, New York and Philadelphia.  At the same time, we are exploring opportunities to enable additional network and mobile communication solutions for use by critical infrastructure and enterprise customers with our existing spectrum and currently available non-broadband technologies and, if we are successful with our FCC efforts, utilizing our spectrum assets to enable broadband and other advanced wireless service offerings.

Spectrum Initiatives

Our spectrum is our most valuable asset.  Although we can use our spectrum for narrowband and wideband wireless services without the need to obtain any further FCC authorizations or rule modifications, many of the future business opportunities that we have identified require higher bandwidth than we possess given the current configuration of our spectrum.  As a result, we are pursuing a number of initiatives to increase the usability, efficiency and capacity of our 900 MHz spectrum.

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

On August 4, 2017, the FCC issued a Notice of Inquiry (“NOI”) that we believe signified its interest in conducting a serious and comprehensive evaluation of the current and future rules governing the 900 MHz band.  In the NOI, the FCC announced that it had commenced a proceeding to examine whether it would be in the public interest to change the existing rules governing the 900 MHz band to enable increased access to spectrum, improved spectrum efficiency and expanded flexibility for a variety of potential uses and applications, including broadband and other advanced technologies and services.  The FCC stated that the purpose of the NOI was to gather information from interested parties to assist it in its decision-making process.  The FCC requested interested parties, including us, to comment on a number of questions related to three potential options for the 900 MHz band: (i) retaining the current configuration of the 900 MHz band, but increasing operational flexibility, (ii) reconfiguring a portion or all of the 900 MHz band to support broadband and other advanced technologies and services or (iii) retaining the current 900 MHz band licensing and eligibility rules.  Because the FCC requested information on multiple options for the 900 MHz band, the NOI effectively superseded our Joint Petition and other pending proposals that involved the 900 MHz band.  However, a broadband reconfiguration option included in the NOI was consistent with our Joint Petition proposal, and all information we previously provided to the FCC to support the realignment and modernization of the 900 MHz band remained relevant.

We and EWA filed a joint response to the FCC’s NOI on October 2, 2017 and reply comments on November 1, 2017. On May 1, 2018, we and the EWA augmented elements of our initial joint response to the NOI based on our discussions and interactions with incumbents and other interested parties to the NOI proceeding.   This filing was intended to address and resolve issues and concerns expressed by incumbents in and adjacent to the portion of the 900 MHz band proposed for broadband use.  Our most recent responsive filing proposes shifting the contemplated 3 X 3 MHz broadband allocation 400 kHz down to a new location in the 900 MHz band, a change that we believe addresses the concern regarding potential interference previously expressed by incumbents in the narrowband PCS spectrum immediately above the top end of our portion of the 900 MHz band.  Our most recent responsive filing also proposed a means to increase the alternatives through which licenses for a new 3 X 3 900 MHz broadband service could be put to use by utilities and other members of the critical infrastructure industry, as well as by other private enterprise companies.  We believe these alternatives add elements of flexibility and, ideally, could shorten the time required to introduce important broadband communication capabilities to these market segments.

We have responded to all outstanding requests for information from the FCC, and we are currently awaiting FCC action.  Based on our discussions with the staff of the FCC, we believe that the proceeding is under active consideration.  The FCC’s next step could be issuance of a Notice of Proposed Rulemaking based on the NOI and the record developed in response to it, a request for additional information, a decision to close the proceeding without further action, or some other action, and the timing of any such next step also remains uncertain.  We are aware of statements made by FCC personnel in various settings indicating that the FCC is considering issuing an action that is generally consistent with many aspects of our recent proposals and related comments. While such statements do not constitute an official FCC announcement or position, we remain optimistic concerning the prospects for future regulatory actions directed at moving the FCC processes toward authorizing and enabling broadband use of a portion of the 900 MHz band spectrum.  Moreover, certain of the matters proposed in our most recent responsive filing are contingent on other developments, such as formalizing our tentative agreement with the Association of American Railroads to exchange their frequencies, some of which are located immediately below the lower end of the originally proposed 900 MHz broadband allocation, for PDV frequencies further down in the 900 MHz band, to accommodate our proposed 400 kHz shift of that allocation  In addition, all aspects of potential changes in the configuration and/or use of frequencies in the 900 MHz band remain subject to necessary FCC approvals.

We continue to believe in the merits of our broadband approach, and that it would be in the public interest for the FCC to realign the 900 MHz band to enable broadband and other advanced technologies and services.  Nevertheless, obtaining a favorable result from the FCC may take a significant amount of time and resources, including the delay caused by the recent government shut-down.  Moreover, there is no assurance that following the conclusion of the NOI process, the FCC will ultimately propose and adopt rules that will allow utilization of our licensed 900 MHz spectrum to offer broadband and other advanced technologies and services.  The full text of the NOI, as well as comments and related correspondences are available on the FCC’s public website at https://www.fcc.gov/document/900-mhz-notice-inquiry.

To prepare for the filings we have submitted with the FCC and to build support for a 900 MHz broadband realignment, we have met and are working with, and intend to continue to meet and work with, a number of incumbent licensees, critical infrastructure businesses and other interested parties in the 900 MHz band.  The goals of these discussions have been: (i) building consensus for the proposed reconfiguration of the 900 MHz band to support broadband and other advanced technologies and services; (ii) resolving any technology or other concerns raised by incumbent licensees; (iii) educating critical infrastructure businesses on how broadband capabilities could enhance their operations and initiatives (for example, supporting grid modernization requirements or monitoring and/or controlling their own system or network elements via machine-to-machine type services); (iv) gaining a better understanding of the size of the operational incumbent base and the nature of the systems they are currently operating; (v) refining and modifying aspects of our proposal to seek to minimize potential concerns and problems expressed by certain incumbents; (vi) gaining additional support for our proposal (as so refined and modified); (vii) accelerating the availability of a sub-1 GHz broadband spectrum allocation for use in a private network context designed to meet the specialized requirements of utilities, other critical infrastructure industry members and private enterprise users; and (viii) evaluating and  proposing voluntary license relocation opportunities to certain incumbent licensees.

With certain incumbent licensees, we are continuing to attempt to build consensus and to resolve any concerns they have expressed regarding our broadband initiatives; with others, we are soliciting their support and cooperation to structure and implement mutually beneficial relocations; and with select critical infrastructure enterprises, we are jointly investigating how the future broadband capabilities that we are pursuing could be employed to meet their anticipated needs and future operating plans. A number of critical infrastructure and enterprise companies have put on the record their needs and unique requirements for networks and services utilizing broadband and other next generation technologies. We believe the public identification of these needs and requirements lends support to our proposal at the FCC. As an indication of the interest in our efforts, we have provided business proposals to several incumbents to assist with their communication needs. We anticipate that the FCC process will continue to afford other companies with the opportunity to identify new use case requirements on the record.  We anticipate that if the FCC proceeding continues to move forward, we will need to investigate, and potentially address, some of these new use case requirements.

In addition to our efforts with incumbents, utilities, the FCC, and other interested parties, we also have been working with the Department of Energy and others within the Administration to highlight the benefits that our proposal can bring to the utility and critical infrastructure sectors.  We believe these benefits align with both the goals of the Administration as well as with the efforts of the Department of Energy to modernize the grid and enhance its security.  We are also working with representative organizations from the energy and electrical sectors, as well as their regulators, to support our efforts.

Restructuring and Realignment Plan

We currently utilize our spectrum assets to operate push-to-talk networks in seven major metropolitan market areas, including Atlanta, Baltimore/Washington, Chicago, Dallas, Houston, New York and Philadelphia.  In fiscal 2016, we began utilizing our push-to-talk networks to  offer TeamConnect, a push-to-talk communication service for enterprise customers.  Historically, we also offered pdvConnect, a proprietary suite of mobile communication and workforce management application, principally to enterprise customers who utilize Tier 1 cellular networks.

On June 1, 2018, our Board of Directors approved an initial plan to restructure our business aimed at reducing the future operating costs of our TeamConnect and pdvConnect businesses and better aligning and focusing our business priorities on our broadband spectrum initiatives.  In furtherance of this restructuring and realignment plan, we announced in January 2019 that we had entered into agreements to transfer our TeamConnect and pdvConnect businesses.  Specifically, we entered into: (i) a Customer Acquisition and Resale Agreement (the “A BEEP Agreement”) with A BEEP LLC (“A BEEP”) on January 2, 2019, (ii) a Customer Acquisition, Resale and Licensing Agreement (the “Goosetown Agreement”) with Goosetown Enterprises, Inc. (“Goosetown”) on January 2, 2019 and (iii) a memorandum of understanding with the principals of Goosetown (the “MOU”) on December 31, 2018.  We will continue operating our networks in the markets in which customers are being transferred and trunked facilities in other markets in which we hold FCC licenses.

Under the A BEEP and Goosetown Agreements, we agreed to: (i) transfer our TeamConnect customers located in the Atlanta, Chicago, Dallas, Houston and Phoenix metropolitan markets to A BEEP, (ii) transfer our TeamConnect customers located in the Baltimore/Washington DC, Philadelphia and New York metropolitan markets to Goosetown, (iii) provide A BEEP and Goosetown with access to our TeamConnect Metro and Campus Systems (the, “MotoTRBO Systems”), and (iv) grant A BEEP and Goosetown the right to resell access to our MotoTRBO Systems pursuant to separate Mobile Virtual Network Operation arrangements (the “MVNO Arrangements”) for a two (2)-year period.  We also granted Goosetown a license to sell the TeamConnect Mobile, TeamConnect Hub and TeamConnect for Smart Devices applications (the “Licensed Applications”).

Under these agreements, A BEEP and Goosetown agreed to provide customer care, billing and collection services for their respective acquired customers.  We will initially continue to provide these services for a 90-day period to help facilitate the transitioning of the acquired customers. Additionally, we will continue to maintain and pay all site lease, backhaul and utility costs required to operate the MotoTRBO Systems for a two (2)-year period.   A BEEP and Goosetown will migrate the acquired customers off of our MotoTRBO systems over the two-year period.  A BEEP and Goosetown each agreed to pay the Company a certain portion of the recurring revenue they receive from the acquired customers ranging from 100% to 20% during the terms of the Agreements. Additionally, A BEEP has agreed to pay the Company a portion of recurring revenue from customers who utilize A BEEP’s push-to-talk Diga-Talk Plus application service ranging from 35% to 15% for a period of 48 months.  Goosetown has agreed to pay the Company 20% of recurring revenues from the Licensed Applications for a period of 48 months.  In consideration for the customers and assets being transferred to A BEEP and Goosetown, we will record 20% of the billed revenue as Other income/(expense) in our consolidated income statements in future periods.

Under the terms of the MOU, we agreed to assign the intellectual property rights to our TeamConnect and pdvConnect applications to TeamConnect LLC (the “LLC”), a new entity formed by the principals of Goosetown, in exchange for a 19.5% ownership interest in the LLC.  The Goosetown principals have agreed to fund the future operations of the LLC, subject to certain limitations.  The LLC will assume our software support and maintenance obligations under the Goosetown and A BEEP Agreements.  The LLC will also assume customer care, billing and collection services related to our pdvConnect application.  We have agreed to provide transition services to the LLC for a 90-day period to facilitate an orderly transition of the customer care, billing and collection services.  We are also obligated to pay the LLC a monthly services fee for 24 months for its assumption of our support obligations under the Goosetown and A BEEP Agreements.  In consideration for the transferred assets and pdvConnect customers, the LLC is obligated to pay the Company a certain portion of the billed revenue received by the LLC from pdvConnect customers for a 48-month period.  We will record this payment as Other income/(expense) in our consolidated income statements in future periods.

In connection with transferring the TeamConnect and pdvConnect businesses, on December 31, 2018, our Board of Directors approved the following cost-reduction and restructuring actions (the “December 2018 Cost-Reduction Actions”): (i) the elimination of approximately 20 positions, or 30% of our workforce and (ii) the closure of our office in San Diego, California.   We expect to record a restructuring charge in the fourth quarter of fiscal 2019 of approximately $0.9 million, primarily related to employee severance, retention and benefit costs and rent for the San Diego office.  An additional $0.2 million of restructuring charges will be incurred during fiscal 2020 and 2021 related to employee retention costs.   Overall, we expect that the transfer of our TeamConnect and pdvConnect businesses and the December 2018 Cost-Reduction Actions will decrease our operating costs by approximately $2.1 million on an annualized basis.  We anticipate that the cost reduction and restructuring actions will be completed by July 31, 2019 and that the related cash payments for severance costs will occur by the end of August 31, 2019.

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in Accounting Standard Codification 606 Revenue from Contracts with Customers (“ASC 606”). A contract’s transaction price is allocated to each distinct performance obligation and is recognized as revenue when, or as, the performance obligation is satisfied, which typically occurs when the services are rendered. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on the prices charged to customers under contracts involving only the relevant performance obligations. Judgment may be used to determine the standalone selling prices if for items that are not sold separately, including services provided at no additional charge. Most of our performance obligations are satisfied at a point in time as services are provided.

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

Results of Operations

Comparison of the three and nine months ended December 31, 2018 and 2017

The following table sets forth our results of operations for the three and nine months ended December 31, 2018 and 2017. The period-to-period comparison of financial results is not necessarily indicative of the financial results we will achieve in future periods.

	Three months ended		Nine months ended
(dollars in thousands, except share data)	December 31,		December 31,
	2018	2017	2018	2017
Operating revenues	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Service revenue	$1,155	$1,232	$3,798	$3,500
Spectrum revenue	182	182	547	547
Other revenue	164	187	854	532
Total operating revenues	1,501	$1,601	$5,199	$4,579
Cost of revenue
Sales and service	1,614	2,016	5,562	5,628
Gross loss	(113)	(415)	(363)	(1,049)
Operating expenses
General and administrative	6,723	5,464	18,882	15,341
Sales and support	620	1,619	3,116	5,009
Product development	654	592	1,864	1,772
Restructuring costs	418	—	8,540	—
Impairment of long-lived assets	200	—	730	—
Total operating expenses	8,415	7,675	33,132	22,122
Loss from operations	(8,728)	(8,090)	(33,495)	(23,171)
Interest expense	—	(1)	—	(2)
Interest income	393	197	1,079	494
Other income (expense)	(16)	(9)	(16)	(29)
Loss before income taxes	(8,351)	(7,903)	(32,432)	(22,708)
Income tax expense	—	(7,804)	—	(6,498)
Net loss	$(8,351)	$(99)	$(32,432)	$(16,210)
Net loss per common share basic and diluted	$(0.57)	$(0.01)	$(2.23)	$(1.12)
Weighted-average common shares used to compute basic and diluted net loss per share	14,614,793	14,451,313	14,539,377	14,445,627

Operating revenues. Overall operating revenues decreased by $0.1 million, or 6.2%, to $1.5 million for the three months ended December 31, 2018 from $1.6 million for the three months ended December 31, 2017.  For the nine months ended December 31, 2018, operating revenues increased by $0.6 million, or 13.5%, to $5.2 million from $4.6 million for the nine months ended December 31, 2017.  The decrease in the three months is primarily attributable to lower revenue in our pdvConnect business due to the loss of a customer.  The increase in the nine months ended December 31, 2018 resulted from a $0.7 million increase in service revenue in our TeamConnect business resulting from an increase in the number of TeamConnect subscribers for the nine months ended December 31, 2018.  This increase was partially offset by $0.3 million lower pdvConnect revenue due to the loss of a customer. Other revenue, which consists primarily of equipment sales for our product offering, Diga-Talk, remained relatively flat for the three months ended December 31, 2018 and increased by $0.3 million, or 61%, to $0.8 million from $0.5 million for the nine months ended December 31, 2018.

Cost of revenue. Cost of revenue for the three months ended December 31, 2018 decreased by approximately $0.4 million, or 20.0%, to $1.6 million from $2.0 million for the three months ended December 31, 2017.  The decrease for the three month period resulted from lower headcount costs due to employees reassigned to other areas of the business to support our strategic initiatives as well as lower costs to maintain our 900 MHz network.  For the nine months ended December 31, 2018, cost of revenue remained relatively flat at $5.6 million.

Gross loss. Gross loss improved by $0.3 million, or 72.9% to ($113,000) in the three months ended December  31, 2018 from ($0.4 million) for the three months ended December 31, 2017.  The gross loss improved by $0.7 million, or 65.4%, to ($0.4 million) in the nine months ended December 31, 2018 from ($1.1 million) for the nine months ended December 31, 2017.  The improvement in both the three and nine month periods resulted from lower handset sales to end users for our TeamConnect business and lower headcount costs due to the reassignment of employees as well as lower costs related to maintaining our 900 MHz network.

General and administrative expenses. General and administrative expenses for the three months ended December 31, 2018 increased by $1.2 million, or 23.0%, to $6.7 million from $5.4 million for the three months ended December 31, 2017. The increase resulted primarily from $0.9 million in professional services and consulting expenses related to our strategic initiatives.  For the nine months ended December 31, 2018, general and administrative expenses increased by $3.5 million, or 23.1%, to $18.9 million from $15.3 million for the nine months ended December 31, 2017.  The increase principally resulted from $1.0 million in costs related to existing headcount, $1.1 million in professional services and consulting expenses related to our strategic initiatives, and $0.5 million in stock compensation,

Sales and support expenses. Sales and support expenses for the three months ended December 31, 2018 decreased by  $1.0 million, or 61.7%, to $0.6 million from $1.6 million for the three months ended December 31, 2017.  For the nine months ended December 31, 2018, sales and support expenses decreased by $1.9 million, or 37.8%, to $3.1 million from $5.0 million for the nine months ended December 31, 2017.  These decreases were attributable to the reduction in force that occurred in June and August 2018 resulting in lower headcount and related costs.

Product development expenses. Product development expenses remained relatively flat for the three and nine months ended December 31, 2018 as compared to the three and nine months ended December 31, 2017.

Restructuring costs.  Restructuring costs were incurred as a result of the April and June 2018 announcements of a restructuring plan to shift our focus and resources to pursue the regulatory initiatives at the FCC and prepare for the future deployment of broadband and other advanced technologies and services.  In light of this shift in focus, the Board also approved a chief executive officer transition plan, under which, John Pescatore, our chief executive officer and president, transitioned to the position of vice chairman and Morgan O’Brien, our then-current vice chairman, assumed the position as our new chief executive officer.  In connection with the transition, we and Mr. Pescatore entered into a Continued Service, Consulting and Transition Agreement and a separate Consulting Agreement (the “CEO Transition Agreements”).  In addition, we entered into consulting and transition agreements with several other key employees.  In the three months ended December 31, 2018, a $0.4 million liability was recorded for the cash payments under the consulting and transition agreements for the other key employees.  Additional stock compensation expense was recorded of $4.5 million for the nine months ended December  31, 2018.

Impairment of long-lived assets. The impairment for the three and nine months ended December 31, 2018 resulted from the carrying value of our TeamConnect radios not being fully recoverable due to the realigning of the business to focus on our spectrum initiatives.

Interest expense. Interest expense incurred for the three and nine months ended December 31, 2017 relates to our promissory note issued in October 2015 in connection with the acquisition of wireless licenses.  The promissory note was paid in March 2018.

Interest income.  The $0.4 million and $1.1 million in interest income earned for the three and nine months ended December 31, 2018, respectively, resulted from higher returns on the amounts held in our money market funds.

Income tax expense.  For the three and nine months ended December 31, 2018, there was no income tax expense recorded as a result of the U.S. Tax Cuts and Jobs Act (the “Act”), passed on December 22, 2017.  The Act provided that net operating losses are indefinite lived deferred tax assets and can be fully offset by our deferred tax liability related to our indefinite lived intangible assets. A non-cash income tax benefit of $7.8 million and $6.5 million for the three and nine months ended December 31, 2017 compared to none in the prior year. The tax benefit for both periods resulted from the passage of the Tax Cuts and Jobs Act (“TCJA”) on December 22, 2017 that included a provision whereby the operating losses incurred in years ending after December 31, 2017 may be carried forward indefinitely.  We treat the indefinite lived assets and the associated deferred tax liability as a source of future taxable income when assessing the potential to realize future tax deductions from indefinite carryforwards of net operating losses.  The income tax benefit for the quarter reduced the valuation allowance.

Liquidity and Capital Resources

At December 31, 2018, we had cash and cash equivalents of $82.3 million.

Our accounts receivable is heavily concentrated in one Tier 1 domestic carrier partner. As of December 31, 2018, our accounts receivable balance was approximately $0.6 million, of which approximately $0.2 million, or approximately 43%, was due from this third-party Tier 1 domestic carrier partner.

Net cash used by operating activities. Net cash used in operating activities was $17.0 million for the nine months ended December 31, 2018, as compared to $16.9 million for the nine months ended December 31, 2017. The majority of net cash used by operating activities during the nine months ended December 31, 2018 resulted from the net loss of $32.4 million, partially offset by non-cash stock-based compensation of $8.9 million.  The majority of net cash used by operating activities during the nine months ended December 31, 2017 resulted from the net loss of $16.2 million, which includes the costs incurred to support our TeamConnect business, partially offset by the deferred tax benefit of $6.5 million and by a reduction in stock-based compensation of $4.0 million.

Net cash used by investing activities. Net cash used in investing activities was approximately $1.4 million for the nine months ended December 31, 2018, as compared to $2.7 million used for the nine months ended December 31, 2017. The net cash used during the nine months ended December 31, 2018 resulted from wireless license acquisitions and the purchase of equipment.  The net cash used during the nine months ended December 31, 2017 resulted from $1.9 million in wireless license acquisitions and $0.7 million for the continuing equipment purchases and construction costs related to the buildout of our network for our TeamConnect business.

Net cash provided by (used by) financing activities. For the nine months ended December 31, 2018, net cash provided by financing activities was $2.4 million which was principally due to $2.6 million in cash received from the proceeds from stock option exercises.  For the nine months ended December 31, 2017, there was ($0.3) million in cash used by financing activities resulting from payments made for withholding tax for restricted stock vestings.

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

In April 2018, we announced a shift in the focus and resources of our Company to pursue the regulatory initiatives at the FCC and prepare for the future deployment of broadband and other advanced technologies and services.  In light of this shift in focus, the Board also approved a chief executive officer transition plan, under which, John Pescatore, our chief executive officer and president, transitioned to the position of vice chairman and Morgan O’Brien, our then-current vice chairman, assumed the position as our new chief executive officer.  In connection with the transition, we and Mr. Pescatore entered into the CEO Transition Agreements.  In the nine months ended December  31, 2018, we recorded a liability of $1.8 million for the cash payments under the CEO Transition Agreements.  These payments will be made over twenty-four months beginning October 2018.  In addition, we recorded a non-cash $2.8 million charge for stock compensation expense due to modifications of Mr. Pescatore’s equity grants.  We also entered into consulting and transition and agreements with several other key employees.  In the nine months ended December  31, 2018, we recorded a liability of $1.4 million for the cash payments to be made to those key employees.  These payments will be made over eighteen months beginning October 2018.  In addition, we recorded a non-cash $1.7 million charge for stock compensation expense due to modifications to the equity grants of those key employees.

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

In furtherance of this restructuring and realignment plan, we announced in January 2019 that we had entered into the A Beep Agreement, Goosetown Agreement and MOU.  In connection with transferring the TeamConnect and pdvConnect businesses, on December 31, 2018, our Board of Directors approved the December 2018 Cost-Reduction Actions, as further describe above under Restructuring and Realignment Plan.  An additional $0.2 million of restructuring charges will be incurred during fiscal 2020 and 2021 related to employee retention costs.   Overall, we expect that the transfer of our TeamConnect and pdvConnect businesses and the December 2018 Cost-Reduction Actions will decrease our operating costs by approximately $2.1 million on an annualized basis.  The actions associated with the cost reduction and restructuring actions are anticipated to be completed by July 31, 2019.  It is anticipated that the related cash payments for severance costs will occur by the end of August 31, 2019.

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

Off-balance sheet arrangements

As of December 31, 2018 and March 31, 2018, we did not have and do not have any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, had concluded that our disclosure controls and procedures were not effective as of December 31, 2018 because of a material weakness in our internal control over financial reporting as of such date as discussed below.

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

In connection with preparing our Quarterly Report on Form 10-Q, for the quarter ended June 30, 2018, management became aware of an error related to the Company’s interpretation and application of the effective date of changes in the accounting treatment of its net operating losses in accordance with the new tax laws instituted by the Tax Cuts and Jobs Act of 2017, which was signed into law on December 22, 2017 (the “TCJA”).  This errorresulted in a restatement to the Company’s financial statements for the fiscal year ended March 31, 2018 and quarter ended December 31, 2017. The error was caused by an inadequate design in controls pertaining to the Company’s review and analysis of changing tax legislation. The deficiency represents a material weakness in the Company’s internal control over financial reporting.

Management has taken steps to remediate the material weakness identified above.  The remediation plan included (i) the implementation of new controls designed to evaluate the impact of income tax policies and changes in tax law and (ii) additional training focused on new tax legislation.  However, management has concluded that the material weakness continued to exist as of

December 31, 2018 because the remedial controls it implemented had not operated for a sufficient period of time for management to conclude through testing that such remedial controls were operating effectively as of December 31, 2018.

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

Further, due to the adoption of ASC 606 effective April 1, 2018, the Company has begun designing and implementing additional internal controls over processes specific to the recording, processing and reporting requirements underlying the new revenue recognition requirements.

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

Item 1A.  Risk Factors.

In evaluating us and our common stock, we urge you to carefully consider the risks (including those disclosed below) and other information in this Quarterly Report on Form 10-Q as well as the risk factors disclosed in our amended Annual Report on Form 10-K/A for the year ended March 31, 2018, filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2018 (the “Form 10-K/A”).  Other than the risk factor related to our restructuring plans and action for our TeamConnect and pdvConnect businsesses, which we have updated and set forth below, there have been no material changes from the risk factors as previously disclosed in our amended Annual Report on Form 10-K/A.  Any of the risks discussed in this Quarterly Report on Form 10-Q, in our Form 10-K/A, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

 We may fail to effectively execute on the transfer of our TeamConnect and pdvConnect businesses and our related restructuring plans, which could result in higher costs and lower revenues than expected, and cause us not to achieve the expected long-term operational benefits.

In June 2018, we announced an initial plan to restructure our business aimed at reducing the future operating costs of our narrowband operations and better aligning and focusing our business priorities on our spectrum initiatives aimed at modernizing and realigning the 900 MHz band to increase its usability and capacity, including for the future deployment of broadband and other advanced technologies and services.  At that time, our Board of Directors authorized workforce reductions and the implementation of a number of cost reduction initiatives.  Our Board also indicated that it planned to continue to review and assess the Company’s TeamConnect and pdvConnect businesses and their prospects both as stand-alone businesses and as complementary businesses to our potential future 900 MHz broadband network deployments in those markets.

In January 2019, we announced that our Board had determined that it was in the best interests of the Company and its stockholders to transfer the TeamConnect and pdvConnect businesses.  Specifically, we entered (i) a Customer Acquisition and Resale Agreement (the “A BEEP Agreement”) with A BEEP LLC (“A BEEP”) on January 2, 2019, (ii) a Customer Acquisition, Resale and Licensing Agreement (the “Goosetown Agreement”) with Goosetown Enterprises, Inc. (“Goosetown”) on January 2, 2019, and (iii) a memorandum of understanding with the principals of Goosetown (the “MOU”) on December 31, 2018.  We also granted Goosetown a license to sell the TeamConnect Mobile, TeamConnect Hub and TeamConnect for Smart Devices applications (the “Licensed Applications”).  Under the A Beep and Goosetown Agreements, A BEEP and Goosetown agreed to provide customer care, billing and collection services for their respective acquired customers.  We will initially continue to provide these services for a 90-day period to help facilitate the transitioning of the acquired customers. Additionally, we will continue to maintain our push-to-talk networks and pay all site lease, backhaul and utility costs required to operate the networks for a two (2)-year period.  A BEEP and Goosetown each agreed to pay the Company a certain portion of the recurring revenue they receive from the acquired customers ranging from 100% to 20% during the terms of the Agreements. Additionally, A BEEP has agreed to pay the Company a portion of recurring revenue from our customers who utilize A BEEP’s push-to-talk Diga-Talk Plus application service ranging from 35% to 15% for a period of 48 months.  Goosetown has agreed to pay the Company 20% of recurring revenues from the Licensed Applications for a period of 48 months.  Under the terms of the MOU, we agreed to assign the intellectual property rights to our TeamConnect and pdvConnect applications to TeamConnect LLC (the “LCC”), a new entity formed by the principals of Goosetown, in exchange for a 19.5% ownership interest in the LLC.  The Goosetown principals have agreed to fund the future operations of the LLC, subject to certain limitations.  The LLC will assume our software support and maintenance obligations under the Goosetown and A BEEP Agreements.  The LLC will also assume customer care, billing and collection services related to our pdvConnect application.  We have agreed to provide transition services to the LLC for a 90-day period to facilitate an orderly transition of the customer care, billing and collection services.  We are also obligated to pay the LLC a monthly services fee for 24 months for its assumption of our support obligations under the Goosetown and A BEEP Agreements.  In consideration for the transferred assets, the LLC is obligated to pay the Company a certain portion of the billed revenue received by the LLC from pdvConnect customers for a 48-month period.

In connection with the transfer of the TeamConnect and pdvConnect businesses, our Board also approved the elimination of approximately 20 positions, or 30% of our workforce, and the closure of our office in San Diego, California.

We may fail to effectively execute on the transfer of our TeamConnect and pdvConnect businesses and our related restructuring plans.  These actions may cost more and take more time than we currently estimate.  In addition, we may not be successful in transferring our customer obligations pursuant to our agreements, which may result in higher customer churn and lower revenues than we anticipate.  Further, if A BEEP or Goosetown fail to comply with their obligations under the terms of the agreements, we may be subject to litigation or damage claims.  Any failure to properly execute on the transfer of our TeamConnect and pdvConnect businesses and the related restructuring plans approved by our Board could cause us not to achieve the expected long-term operational benefits of these actions, and adversely affect our financial condition, operating results and future operations.  Further, the transfer of these businesses results in the Company’s prospects to be more reliant on our current spectrum initiatives, and a successful regulatory result.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On May 18, 2015, we completed a public offering of our common stock in which we raised net proceeds of approximately $64.8 million.  We registered the shares of common stock issued in the offering on a Registration Statement on Form S-1 (File No. 333-203681), which the SEC declared effective on May 12, 2015.  Through December 31, 2018, we have used approximately $24.0 million of the net proceeds from this offering.  We did not complete any transaction in which we paid any of these proceeds, directly or indirectly, to our directors or officers, to any person owning 10% or more of any class of our equity securities, to any associate of any of the foregoing, or to any of our affiliates.  There has been no material change in the expected uses of the net proceeds from the offering as described in our Registration Statement.

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

4.3(1)	Amended and Restated Investor Rights Agreement, dated October 2010, by and among the Company and investors named therein.
4.4(1)	Amendment and Waiver of Rights under Amended and Restated Investor Rights Agreement, approved May 30, 2014, by and among the Company and the investors named therein.
10.1#	Customer Acquisition and Resale Agreement, dated January 2, 2019, by and between the Company and A BEEP LLC.
10.2#	Customer Acquisition, Resale and Licensing Agreement, dated January 2, 2019, by and between the Company and Goosetown Enterprises, Inc.
10.3#	Memorandum of Understanding, dated December 31, 2018, by and between the Company and the principals of Goosetown Enterprises, Inc.
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

#Portions of these exhibits (indicated by asterisks) have been omitted pursuant to a request for confidential treatment. These portions have been submitted separately to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

pdvWireless, Inc.

Date:	February 8, 2018	/s/ Morgan E. O’Brien
Morgan E. O’Brien
Chief Executive Officer (Principal Executive Officer)

/s/ Timothy A. Gray
Timothy A. Gray
Chief Financial Officer (Principal Financial and Accounting Officer)