Form 10-K
period 2019-03-31
pdvWireless, Inc.
filed 2019-05-20
CIK 1304492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________________

FORM 10-K

______________________________________________

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 001-36827

_____________________________________________

pdvWireless, Inc.

(Exact name of registrant as specified in its charter)

______________________________________________

Delaware	33-0745043
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Garret Mountain Plaza Suite 401 Woodland Park, New Jersey	07424
(Address of principal executive offices)	(Zip Code)

(973) 771-0300

(Registrant’s telephone number, including area code)

______________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.0001 par value	The NASDAQ Stock Market LLC	PDVW
(Title of each class)	(Name of Each Exchange on which registered)	(Trading symbol)

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒  No

The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant based on the closing stock price of its common stock on the NASDAQ Capital Market on the last business day of its most recently completed second fiscal quarter, September 30, 2018, was $167,213,767.00.  For purposes of this computation only, all executive officers, directors and 10% or greater stockholders have been deemed affiliates of the registrant.

As of May 10, 2019, 14,763,050 shares of the registrant’s common stock were outstanding.

pdvWireless, Inc.

FORM 10-K

For the fiscal year ended March 31, 2019

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Various statements contained in this Annual Report on Form 10-K (the “Annual Report”), including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. Our forward-looking statements are generally, but not always, accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “should,” “will,” “may,” “plan,” “goal,” “can,” “could,” “continuing,” “ongoing,” “intend” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and projections, and related assumptions, about future events and financial trends. While our management considers these expectations, projections and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. There can be no assurance that actual developments will be those anticipated by us. Actual results may differ materially from those expressed or implied in these statements as a result of significant risks and uncertainties, including, but not limited to:

•

Our initiatives aimed at increasing the usability and capacity of our spectrum may not be successful on a timely basis, or at all, and will continue to require significant time and attention from our senior management team and our expenditure of significant resources.

•	Even if our FCC initiatives are successful, we may not be successful in commercializing our spectrum assets to our targeted critical infrastructure and enterprise customers.

•

We have no operating history with our proposed business plan, which makes it difficult to evaluate our prospects and future financial results, and our business activities, strategic approaches and plans may not be successful.

•	We will need to secure additional financing to support our long-term business plans.

•	We may not be able to correctly estimate our operating expenses or future revenues, which could lead to cash shortfalls, and require us to secure additional financing sooner than planned.

•	Many of the third parties who have objected to our spectrum initiatives, or with whom we are competing against, have more resources, and greater political and regulatory influence, than we do.

•	The value of our spectrum assets may fluctuate significantly based on supply and demand, as well as technical and regulatory changes.

•	Spectrum is a limited resource, and we may not be able to obtain sufficient contiguous spectrum to support our spectrum initiatives or our planned business operations and future growth.

•

The transfer of our TeamConnect and pdvConnect businesses and our related restructuring plans may result in higher costs and lower revenues than expected and cause us not to achieve the expected long-term operational benefits.

•	Government regulations or actions taken by governmental bodies could adversely affect our business prospects, liquidity and results of operations.

These and other important factors, including those discussed under “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Therefore, you are cautioned not to place undue reliance on such statements.  Further, any forward-looking statement speaks only as of the date on which it is made, and except to the extent required by applicable law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, whether as a result of new information, future events or otherwise.

PART I.

ITEM 1.  BUSINESS

Overview

We are a wireless communications company focused on developing and commercializing our spectrum assets to enable our targeted critical infrastructure and enterprise customers to deploy private broadband networks, technologies and solutions.  We are the largest holder of licensed spectrum in the 900 MHz band (896-901/935-940 MHz) throughout the contiguous United States, plus Hawaii, Alaska and Puerto Rico. On average, we hold approximately 60% of channels in the 900 MHz band in the top 20 metropolitan market areas in the United States.  We are currently pursuing a regulatory proceeding at the Federal Communications Commission (“FCC”) that seeks to modernize and realign the 900 MHz band to increase its usability and capacity by allowing it to be utilized for the deployment of broadband networks, technologies and solutions. At the same time, we are pursuing business opportunities with our targeted critical infrastructure and enterprise customers to build awareness and demand for our spectrum assets, assuming we achieve a favorable result with our FCC initiatives.

Our Business Strategy

Our goal is to become the leading provider of broadband spectrum assets to critical infrastructure and enterprise customers.  Assuming our FCC initiatives are successful, our spectrum assets will enable our customers to deploy broadband networks, technologies and solutions that are private, secure, reliable and cost-effective and at the same time allow them to achieve their modernization objectives and regulatory obligations.  We intend to pursue this goal by pursuing the following business strategies:

1.Increase the Efficiency and Capacity of Our Spectrum.   Our spectrum is our most valuable asset.  While our current licensed spectrum can support narrowband and wideband wireless services, the most significant business opportunities we have identified require contiguous spectrum that allows for greater bandwidth than allowed by the current configuration of our spectrum.  As a result, our first priority is to continue to pursue our initiatives at the FCC seeking to modernize and realign the 900 MHz band to increase its usability and capacity by allowing it to accommodate the deployment of broadband networks, technologies and solutions.  In March 2019, the FCC unanimously adopted a Notice of Proposed Rulemaking (“NPRM”) in WT Docket No. 17-200 (the “900 MHz Proceeding”) that endorses our objective of creating a broadband opportunity in the 900 MHz band for critical infrastructure and other enterprise users.  Please see the section titled “Our FCC Initiatives” below for a discussion of the evolution and status of our FCC initiatives.

2. Facilitate the Deployment of Private Broadband Networks, Technologies and Solutions.  Complementing our regulatory initiatives, we are engaged in a number of business activities to begin commercializing our spectrum assets to our targeted critical infrastructure and enterprise customers, including:

A.Identify and Evaluate Potential Use Cases and Customers.   Our team has engaged in an intensive research and outreach program to identify customers who would value deploying and operating private broadband networks, technologies and solutions utilizing our spectrum assets.  As part of this process, we identified and evaluated possible use cases for these potential customers.  Based on these efforts, we identified the electric utilities industry, and opportunities related to modernization of the utility smart grid, as our first focused customer group.  We are engaged in discussions with electric utility companies who are investigating ways to fulfill their existing and future network and communication needs.  A wide variety of both mobile and fixed use cases, including smart sensors and devices, appear to be well-suited to the coverage, penetration and capacity characteristics of the potential broadband spectrum we are seeking to acquire through our FCC initiatives.  A number of our potential utility customers have put on the record as part of the 900 MHz Proceeding their needs and unique requirements for broadband networks, technologies and solutions that are privately owned, secure, reliable, high-performance and cost-effective.

B.Develop an Effective Business Model.  In addition to identifying potential customers and use cases, our team is evaluating the appropriate business model for commercializing our spectrum assets, assuming our FCC initiatives are successful.  Based on our analysis, and discussions with potential customers, we intend to lease our spectrum to customers for 20 year or longer terms.   We also intend for our lease arrangements to include pricing escalators and long-term renewal options. We also expect that our customers will bear the costs of deploying and operating their private broadband networks, technologies and solutions.  We will be responsible for the costs of securing the broadband licenses from the FCC, including the costs of acquiring sufficient spectrum to support broadband use and retuning incumbents to clear the spectrum.  The timing and costs of our spectrum acquisition and retuning activities will be based on the terms of the Report and Order, if any, the FCC adopts in the 900 MHz Proceeding.  We are also exploring opportunities to offer our customers value-added engineering and commercial services.

C.Identify and Evaluate Available Technologies.  Our spectrum assets are located within the 3GPP global standard of Band 8 (also known as the E-GSM band, or 880 - 915 MHz paired with 925 - 960 MHz).  Band 8 has been internationally approved and is currently being utilized with Long Term Evolution (“LTE”) broadband networks, technologies and solutions in a number of global regions, including in Japan, Taiwan, Singapore, South Korea, Hong Kong, the Netherlands and Sweden.  As a result, we believe there is an ecosystem of existing LTE broadband devices and network components and solutions that can be adapted for use on the contiguous spectrum we are seeking to create in the 900 MHz Proceeding.  Based on our test results, a number of these existing devices and network components and solutions would be well suited for the working environment of our targeted critical infrastructure and enterprise customers. In February 2019, we and the Department of Energy (“DOE”) National Renewable Energy Laboratory (the “NREL”) announced a project to analyze the performance of private LTE broadband networks in utility use cases utilizing our spectrum.  The goal of the project is to help accelerate the development and validation of innovative approaches to enhance the resilience of electrical distribution systems.  The DOE awarded the project “high-impact” status, which is awarded to projects that look to accelerate innovation in the private sector and to develop scalable technologies that satisfy the goals of the DOE’s Grid Modernization Initiative.

D.Build and Support the Utility Broadband Alliance (“UBBA”).   In February 2019, we announced that we and a diverse group of utility companies, technology innovators and industry leaders had formed UBBA.  UBBA aims to assist its members in planning and deploying secure, reliable and resilient private broadband networks to support the transforming electrical grid.  The founding members of UBBA represent utility industry organizations positioned at the forefront of advancing grid modernization, including Ameren, Burns & McDonnell, Cisco Systems, Inc., Encore Networks, Inc., Ericsson, Inc., Federated Wireless, Inc., General Electric, Motorola Solutions, Inc., Multi-Tech Systems, Inc., National Grid, Sierra Wireless, Inc., and Southern Linc.  As of May 1, 2019, including us, UBBA had 16 members.  We intend to continue to support UBBA, and help it continue to increase its membership and its influence with utilities.

E.Build Support with Federal and State Agencies.   Our targeted critical infrastructure customers are highly regulated by both federal and state agencies.  Electrical utilities, for example, are regulated by federal agencies ranging from the Department of Energy, the Department of Homeland Security, the Federal Energy Regulatory Commission and the national Institute of Standards and Technologies.  We are working with each of these agencies to educate them about the security, reliability and priority access benefits that private broadband LTE networks, technologies and solutions can offer utilities.   We are also working with a number of state agencies and commissions who regulate electrical utilities, and who have a strong influence over electric utility buying decisions. Our goal with these state agencies and commissions is to gain their support for utilities being allowed to pass the capital costs of leasing our spectrum assets and deploying private broadband LTE networks, technologies and solutions to ratepayers, including at a customary rate of return for the electric utility company.

F.Selectively Purchase Additional Spectrum.  We have completed, and intend to continue to pursue, a limited number of spectrum acquisitions to support our realignment efforts and to acquire the spectrum assets we will need to obtain broadband licenses from the FCC, assuming our FCC initiatives are successful.  We intend to continue to prioritize our spectrum acquisitions in major metropolitan areas. We also intend to pursue spectrum acquisitions opportunistically and selectively to avoid unduly increasing the cost of the spectrum assets we acquire.

3.Identify and Evaluate New Opportunities.   The wireless communications industry is highly competitive, and subject to rapid regulatory, technological and market changes.  A key part of our business strategy is to continually monitor changes in the wireless industry and to evaluate how these changes could enable us to maximize the value of our spectrum assets.  Additionally, although we are initially focusing on the utilities industry, we have identified other customer groups, including ports, railroads, oil and gas facilities and mining operations, where we believe there are both customer demand and a good fit for the private broadband networks, technologies and solutions that our future spectrum assets could support.

4.Leverage the Experience and Relationships of Our Executive Team.  Our senior executive team has a long, proven track record in the network and mobile communications industry, including founding and building Nextel into a nationwide wireless carrier before selling it to Sprint for a stand-alone value of approximately $36 billion.  Our executives helped build Nextel by pursuing a number of FCC initiatives to enhance Nextel’s existing spectrum assets and by identifying an underserved market segment, and despite the competition, creating a better solution for potential customers in this market segment.  We intend to leverage the experience of our executive team to achieve our regulatory spectrum goals and to identify and execute on our business strategies and opportunities.

Our Spectrum Assets

We are the largest holder of FCC-licensed spectrum in the 900 MHz band (896-901/935-940 MHz), with a nationwide footprint in the contiguous United States, plus Hawaii, Alaska and Puerto Rico.  In the 900 MHz band, the FCC has allocated approximately 10 MHz of spectrum, sub-divided into 40 10-channel blocks of contiguous channels alternating between blocks designated for the operation of Specialized Mobile Radio (“SMR”) commercial systems and blocks designated for private land mobile systems for business users (“B/ILT”), with the FCC’s rules also enabling B/ILT licenses to be converted to SMR use.  Subsequently, the FCC conducted overlay auctions on the SMR designated blocks that awarded geographic based licenses on a Major Trading Area (“MTA”) basis while affording operational protection to incumbent, site-based licensees in those areas.  Certain MTA licenses were not purchased at auction or have been returned to the FCC. In addition, the FCC has never auctioned the 20 blocks of B/ILT spectrum, and in some parts of the U.S., no users have requested site-based licenses utilizing this spectrum.  As a result, the FCC is currently holding 900 MHz spectrum in inventory in some parts of the U.S.

We hold, on average, approximately 60% of the 399 channels in the 900 MHz band in the top 20 metropolitan market areas in the United States, which covers approximately 70% of the U.S. population.  Our holdings include almost every 900 MHz SMR MTA geographic license in all but a few markets in the U.S., as well as certain converted B/ILT licenses in most major markets.  We acquired our 900 MHz spectrum and certain related equipment from Sprint in September 2014 for $100 million, which we paid in the form of $90 million in cash and $10 million in shares of our common stock.

Our FCC Initiatives

Joint Petition.  In November 2014, we and the Enterprise Wireless Alliance (“EWA”) submitted a Joint Petition for Rulemaking (the “Joint Petition”) with the FCC proposing a realignment of a portion of the 900 MHz band to create a 6 MHz broadband authorization, while retaining 4 MHz for continued narrowband operations.  The EWA is a trade association representing the spectrum interests of a broad range of business enterprise, critical infrastructure and commercial service providers.   In response to the Joint Petition, the FCC issued a public notice requesting comments from interested parties and asked a number of questions about the proposal. A number of parties, including several incumbent licensees, filed comments with the FCC expressing their views, including both support and opposition.  In May 2015, we and the EWA filed proposed rules with the FCC related to our Joint Petition recommending procedural and technical operating parameters and processes related to the administration and technical sequencing of the proposed realignment of the 900 MHz band.  Our proposed rules included the requirement for the broadband operator to provide comparable facilities to incumbent licensees, to pay the costs of their realignment, and to utilize available filtering technologies to protect incumbents adjacent to the proposed broadband portion of the 900 MHz band.  The FCC issued a public notice on the proposed rules and received comments from interested parties.

Notice of Inquiry.   In August 2017, the FCC issued a Notice of Inquiry (“NOI”) announcing that it had commenced a proceeding to examine whether it would be in the public interest to change the existing rules governing the 900 MHz band to increase access to spectrum, improve spectrum efficiency and expand flexibility for a variety of potential uses and applications, including broadband and other advanced technologies and services. The FCC requested interested parties, including us, to comment on a number of questions related to three potential options for the 900 MHz band: (i) retaining the current configuration of the 900 MHz band, but increasing operational flexibility, (ii) reconfiguring a portion or all of the 900 MHz band to support broadband and other advanced technologies and services, or (iii) retaining the current 900 MHz band licensing and eligibility rules.  Because the FCC requested information on multiple options for the 900 MHz band, the NOI effectively superseded the Joint Petition and other pending proposals that involved the 900 MHz band.  We and EWA filed a joint response to the FCC’s NOI in October 2017 and reply comments in November 2017.

Notice of Proposed Rulemaking.   On March 14, 2019, the FCC unanimously adopted the NPRM that endorsed our objective of creating a broadband opportunity in the 900 MHz band for critical infrastructure and other enterprise users.  The NPRM generally proposes our recommended band plan concept and technical rules.  Importantly, the proposed technical rules include our recommended equipment specifications that will enable the deployment and use of available, globally standardized broadband LTE networks, technologies and solutions.

In the NPRM, the FCC has proposed three criteria for an applicant to secure a broadband license in a particular county within the U.S.: (i) the applicant must hold all 20 blocks of geographic SMR licenses in the county; (ii) the applicant must reach agreement to relocate all incumbents in the broadband segment on a 1:1 voluntary channel exchange or demonstrate that the incumbents will be protected from interference; and (iii) the applicant must agree to return to the FCC all rights to geographic and site-based spectrum in the county in exchange for the broadband license.

The FCC requested comments from incumbents and other interested parties on a number of important topics in the NPRM that will have a material impact on the timing and costs of obtaining a broadband license.  As noted above, the broadband applicant must hold all 20 blocks of geographic SMR licenses in the county.  In certain areas, some of the SMR spectrum is being held in inventory by the FCC.  In the NPRM, the FCC requested comments on how a broadband applicant could acquire the FCC’s inventory of geographic SMR allocated spectrum.  Specifically, in considering whether to make its inventory of geographic SMR spectrum available to the broadband applicant, the FCC has asked whether it should do so only if the applicant meets a threshold number of its own geographic SMR licenses.  The FCC also questions how to mitigate a windfall that might thereby be attributed to the broadband applicant by the FCC’s action.  We will need to address this issue, both in this context and in the context of exchanging narrowband for broadband spectrum.  We believe we have identified public interest arguments to justify such an action by the FCC as it will enable critical infrastructure and enterprise customers to deploy broadband networks, technologies and solutions.

The NPRM also proposes a market-driven, voluntary exchange process for clearing the broadband spectrum.  An applicant seeking a broadband license for a particular county will need to demonstrate that it has entered into agreements with incumbents or that it can protect their narrowband operations from interference.  All incumbents must be accounted for before the broadband applicant can file an application with the FCC.  As the FCC recognized in the NPRM, this requirement, without some mechanism for preventing holdouts, could allow a single incumbent with a license for a single channel to thwart the FCC’s objective of creating a 900 MHz broadband opportunity in any county.

In the NPRM, the FCC has requested comments on different approaches to address the holdout situation.  One approach is based on a “success threshold” whereby once the potential broadband licensee has reached voluntary agreements with incumbents holding a prescribed percentage of channels in the broadband segment, remaining incumbents would become subject to mandatory relocations. In this and other approaches set forth in the NPRM, the potential broadband licensee would be responsible for providing comparable facilities and paying the reasonable costs of relocation.   The NPRM proposes to exempt from mandatory relocation “complex systems,” those with 65 or more integrated sites.  There are only a small number of complex systems in the country in the broadband segment proposed by the FCC, and all of them are operated by utilities or other critical infrastructure entities.

The Association of American Railroads (“AAR”) holds a nationwide geographic license for six non-contiguous B/ILT channels in the 900 MHz band, three of which are located within the FCC’s proposed broadband segment.  The spectrum is used by freight railroads for Advanced Train Control System (“ATCS”) operations.  We have recognized from the outset the importance of reaching agreement with the railroads about their relocation and have worked with them throughout the FCC process.  We and the AAR are in agreement about the optimal solution.  However, this proposed solution will require an exemption from the relocation rules proposed by the FCC in the NPRM.  We are continuing to coordinate our activities at the FCC with the AAR in support of securing the required exemption from the FCC.

The NPRM also seeks comment on several different auction approaches for counties where the broadband segment cannot be cleared of incumbents, including overlay auctions that, again, would trigger mandatory relocation rights for the auction winner with the obligation of providing comparable facilities and paying reasonable relocation costs.  We believe the challenge of any proposed approach is achieving the appropriate balance between protecting incumbents’ rights to a minimally disruptive relocation process, and not preventing the deployment of broadband technologies on a timely and cost-effective basis.

While the NPRM proposes a 6 MHz broadband segment, it also asks for comment on a realignment of the entire 900 MHz band to create a 10 MHz broadband channel, citing suggestions from Southern California Edison and Duke Energy that this larger channel would better address their broadband needs.

The full text of the NPRM, and the comments and related correspondence filed in the 900 MHz Proceeding, are available on the FCC’s public website at https://www.fcc.gov/document/900-mhz-notice-of-proposed-rule-making. Comments to the NPRM are due on June 3, 2019 and reply comments will be due on July 2, 2019.  At the end of the reply comment period, the FCC’s next step could be the issuance of a Report and Order, a request for additional information, a decision to close the proceeding without further action, or some other action, and the timing of any such next step also remains uncertain.  In addition, the terms of any Report and Order may differ materially from the terms of the NPRM.

We are continuing to work collaboratively with the FCC and all affected parties toward adoption of the Report and Order as promptly as possible.  We have met, and intend to continue to meet, with a number of incumbent licensees, critical infrastructure businesses and other interested parties in the 900 MHz band. The goals of these discussions have been: (i) building consensus and soliciting support for the proposed reconfiguration of the 900 MHz band to support broadband and other advanced technologies and services; (ii) resolving any technology or other concerns raised by incumbent licensees; (iii) educating critical infrastructure and other enterprises on how broadband capabilities could enhance their operations and initiatives and their regulatory obligations; (iv) gaining a better understanding of the size of the operational incumbent base and the nature of the systems they are currently operating; and/or (v) evaluating and  proposing voluntary license relocation opportunities to, or purchase spectrum from, certain incumbent licensees.

Our Broadband Market Opportunity

We have identified critical infrastructure and enterprise companies as the primary customers for our future broadband spectrum assets, assuming our FCC initiatives are successful.  Our targeted customers have historically built, maintained and operated their own communication networks, including private Land Mobile Radio (“LMR”) networks and supervisory control and data acquisition (“SCADA”) networks, on frequencies licensed exclusively to them by the FCC.  Based on our discussions, these entities commonly express their desire to retain the positive elements of their aging LMR and SCADA networks, namely private ownership, tight control and custom features (such as specialized coverage and priority access), while adding the benefits of broadband and other advanced technologies (such as solving a broader set of use cases, including high-speed data transmission and video services and economies of scale).  However, due to the general unavailability of low band spectrum (i.e., below 1GHz), these entities have had limited opportunities to license or acquire the spectrum required to deploy cost-effective broadband or other advanced technologies on their own.

Without the opportunity to operate their own broadband or advanced systems, some critical infrastructure and enterprise customers are pursuing other options, including considering the services offered by Tier 1 carriers.  The large consumer-focused Tier 1 carriers enjoy clear economies of scale benefits.  However, the networks designed and operated by these carriers primarily address the needs of their consumer customers and may not satisfy the highly specialized wireless communication requirements of large, complex critical infrastructure and enterprise companies.  We believe that security, priority access, latency, redundancy, private ownership and control and unique coverage requirements are just some of the reasons critical infrastructure and large enterprises would be interested in obtaining rights to deploy the broadband networks, technologies and solutions that can be enabled through use of our spectrum.

We have identified the electric utilities industry as our first focused customer group.  According to data published by Edison Electric Institute, annual capital spent by the 150 investor owned utilities (“IOUs”) located in the U.S. was approximately $120 billion dollars in 2017.  The electric utilities industry is undergoing a fundamental transformation.  Grid modernization efforts and the drive to reduce carbon emissions have hindered the ability of utilities to build new large-scale, centralized facilities.  Today, power is being generated by smaller, more geographically distributed facilities that have the ability to switch from a power producer to a recipient of power generated by a variety of other disparate sources, including wind and solar installations.  Grid architecture must now accommodate end users that are both generators and consumers, converting back and forth rapidly and carrying power in both directions, something the existing grid was not originally designed to handle.  Technological advancements have produced sensors and smart devices to enable the new two-way grid and offer operators the ability to control and run the grid efficiently, safely and reliably.  Utilities, however, need wireless communication networks, technologies and solutions that can move the new large volumes of data generated by sensors and smart devices to their control systems for decision making, analytics and responsiveness to market demand and emergencies.  The legacy communications systems utilized by many utilities cannot handle this new data load, are inefficient and costly to maintain, as well as, in many cases, their associated equipment is approaching end of life.

To address the need for grid modernization in the utility industry, in mid-April 2018, we met with the FCC, together with representatives of Ameren Services Company, an affiliate of Ameren Corporation, a holding company for electric and gas utilities located in the Midwestern U.S., to support Ameren’s request for experimental authority from the FCC to test broadband operations utilizing our 900 MHz spectrum in the requested geographic areas.  Following this meeting, the FCC granted Ameren’s request for experimental authority, and we are currently supporting Ameren’s broadband trialing activities utilizing a 1.4 X 1.4 MHz 900 MHz broadband spectrum allocation in geographic areas in several Ameren markets located in Illinois and Missouri.

In contrast to legacy systems, the broadband networks, technologies and solutions that can be utilized with our spectrum assets can address the wireless communication demands of the modern grid, both now and in the future.  Our spectrum assets can serve as the foundational element to allow our critical infrastructure and enterprise customers to move from LTE to 5G.  Recent FCC decisions have created significant opportunities for blocks of shared, unlicensed spectrum, both below 1 GHz to a limited extent and, in very large amounts, above 1 GHz.  While we intend to build our existing and future business strategies around our 900 MHz licensed spectrum, the ability of our critical infrastructure and enterprise customers to combine our licensed 900 MHz spectrum with additional spectrum in one or more unlicensed bands can provide them with an optimal solution, and a path to 5G.  On the one hand, our licensed 900 MHz spectrum offers the assurance of absolute control over access to and use of that spectrum, allowing our spectrum to be utilized to provide customers with guaranteed levels of service and the ability to prescribe and enforce purpose-built “rules of the road” for the provision of those services.  On the other hand, the addition of unlicensed spectrum, particularly in large swaths that support very high-speed services, can enable future 5G networks, technologies and solutions.

Sales and Marketing

Our sales and marketing organization currently consists of 8 employees.   In connection with our FCC initiatives, we are working to create awareness and demand by our targeted critical infrastructure and enterprise customers of the benefits of deploying private broadband networks, technologies and solutions utilizing our spectrum, assuming we are successful with our FCC initiatives.  Our sales and marketing strategy includes direct customer outreach by our sales organization, and support of industry organizations, like UBBA.  We are also exploring the creation of partnerships with manufacturers and suppliers of LTE networks, technologies and solutions designed to meet the needs of our targeted customers.

Transfer of Historical Businesses

Historically, we generated our revenue principally from our pdvConnect and TeamConnect businesses.  pdvConnect is a mobile communication and workforce management solution that enables businesses to locate and communicate with their field workers and improve the documentation of work events and job status.  We historically marketed pdvConnect primarily through two Tier 1 carriers in the United States.  In Fiscal 2016, we began offering a commercial push-to-talk (“PTT”) service, which we marketed as TeamConnect, in seven major metropolitan areas throughout the United States, including Atlanta, Baltimore/Washington, Chicago, Dallas, Houston, New York and Philadelphia.  We developed TeamConnect to address the needs of enterprises that value a tailored PTT solution addressing the management of their mobile workforce. We primarily offered our TeamConnect service to customers indirectly through third-party sales representatives who were primarily selected from Motorola’s nationwide dealer network.

In June 2018, we announced our plan to restructure the business to align and focus our business priorities on the spectrum initiatives aimed at modernizing and realigning the 900 MHz band to increase its usability and capacity, including for the future deployment of broadband and other advanced technologies and services. In December 2018, our board of directors approved the transfer of our TeamConnect and pdvConnect businesses to help reduce our operating costs and to allow our management team and company to focus on our FCC initiatives and future broadband opportunities.  Specifically, we entered into: (i) a Customer Acquisition and Resale Agreement with A BEEP LLC (“A BEEP”) on January 2, 2019, (ii) a Customer Acquisition, Resale and Licensing Agreement with Goosetown Enterprises (“Goosetown”), Inc. on January 2, 2019, and (iii) a memorandum of understanding (“MOU”) with the principals of Goosetown on December 31, 2018.

Under the A BEEP and Goosetown Agreements, we agreed to: (i) transfer our TeamConnect customers located in the Atlanta, Chicago, Dallas, Houston and Phoenix metropolitan markets to A BEEP, (ii) transfer our TeamConnect customers located in the Baltimore/Washington DC, Philadelphia and New York metropolitan markets to Goosetown, (iii) provide A BEEP and Goosetown with access to our TeamConnect Metro and Campus Systems (the, “MotoTRBO Systems”) and (iv) grant A BEEP and Goosetown the right to resell access to our MotoTRBO Systems pursuant to separate Mobile Virtual Network Operation arrangements for a two-year period.  We also granted Goosetown a license to sell the business applications we developed for our TeamConnect service.

Under these agreements, A BEEP and Goosetown agreed to provide customer care, billing and collection services for their respective acquired customers.  We continued to provide these services through April 1, 2019 to help facilitate the transitioning of the acquired customers. Additionally, we are required to maintain and pay all site lease, backhaul and utility costs required to operate the MotoTRBO Systems for a two-year period.   As part of our efforts to clear the 900 MHz spectrum for broadband use, A BEEP and Goosetown are required to migrate the acquired customers off the MotoTRBO Systems over the two-year period.  In consideration for the customers and rights we transferred, A BEEP and Goosetown are required to pay us a certain portion of the recurring revenues they receive from the acquired customers ranging from 100% to 20% during the terms of the agreements.  Additionally, A BEEP is required to pay us a portion of recurring revenue from customers who utilize A BEEP’s push-to-talk Diga-Talk Plus application service ranging from 35% to 15% for a period of two years.  Goosetown is required to pay us 20% of recurring revenues from the TeamConnect applications we licensed for a period of two years.   As part of our obligations, we will continue operating the TeamConnect networks in the markets in which customers are being transferred and trunked facilities in other markets in which we hold FCC licenses.

Under the terms of the MOU, we agreed to assign the intellectual property rights to our TeamConnect and pdvConnect applications to TeamConnect LLC (the “LLC”), a new entity formed by the principals of Goosetown, in exchange for a 19.5% ownership interest in the LLC upon the April 30, 2019 execution of the LLC’s Amended and Restated Limited Liability Company Agreement.  The Goosetown principals have agreed to fund the future operations of the LLC, subject to certain limitations.  The LLC has assumed our software support and maintenance obligations under the Goosetown and A BEEP Agreements.  The LLC has also assumed customer care services related to our pdvConnect application.      We provided transition services to the LLC through April 1, 2019 to facilitate an orderly transition of the customer care services.

We are obligated to pay the LLC a monthly service fee for a 24-month period ending on January 7, 2021 for the assumption of the Company’s support obligations under the Goosetown and A BEEP Agreements.  We are also obligated to pay the LLC a certain portion of the billed revenue received by us from the pdvConnect customer for a 48-month period.

Our Motorola Lease

In 2014, we entered into an agreement with Motorola to lease a portion of our 900 MHz licenses in exchange for an upfront, fully paid lease fee of $7.5 million.  Additionally, Motorola invested $10 million in our subsidiary, PDV Spectrum Holding Company, LLC, that we formed to hold our 900 MHz spectrum licenses.  Motorola’s ownership interest in our subsidiary is convertible, at the option of either Motorola or us, into shares of our common stock at a price equal to $20.00 per share. Motorola is not entitled to any profits, dividends or other distribution from the operations of our subsidiary. Under the terms of this lease agreement with Motorola, Motorola can use the leased channels to provide narrowband services to certain qualified end-users. The end-users can only use the leased channels for their own internal communication purposes. The end-users cannot sublease the channels to any other end-users or to any commercial radio system operations or carriers. The lease agreement limits the total number of channels that Motorola can lease in any market area. The lease agreement provides us with flexibility regarding the future use and management of our spectrum, including relocation and repurposing policies designed to facilitate any necessary re-alignment of frequencies that may be associated with our efforts to assemble contiguous spectrum for broadband uses.

Motorola cannot enter into contracts with end-users after December 31, 2020 involving new leases of spectrum from us without our consent and the payment of an additional fee. The initial lease period for any end-user cannot last more than seven years, and the lease can only be renewed for up to three years for an aggregate lease period of up to 10 years.  In addition, until December 31, 2020, we agreed that Motorola will have the right to provide the majority of the broadband equipment for any future 900 MHz LTE broadband network we deploy (if any), so long as certain conditions are satisfied, including that the equipment meets our required sourcing criteria.

Our Intellectual Property

We rely on a combination of patent, copyright, trademark and trade-secret laws, as well as confidentiality provisions in our contracts, to protect our intellectual property.  We have several trademarks and service marks to protect our current and future corporate name, services offerings, goodwill and brand. There are currently no claims or litigation regarding these trademarks, patents, copyrights, or service marks. We also rely on trade-secret protection of our intellectual property. We enter into confidentiality agreements with third parties, employees and consultants when appropriate.

The Regulation of Our Business

The FCC regulates the licensing, construction, operation and acquisition of our wireless operations and wireless spectrum holdings in the United States.  We hold FCC spectrum licenses in the 900 MHz band as a non-interconnected, SMR service provider.  As such, within the limitations of our spectrum holdings and available technology, we are authorized by the FCC to provide non-interconnected mobile communications services, including two-way radio dispatch, and mobile data and internet services.

Licensing.   We are entitled to provide our wireless communication services on specified frequencies within specified geographic areas and in doing so must comply with the rules, regulations and policies adopted by the FCC. The FCC issues each spectrum license for a fixed period of time, typically 10 years in the case of the FCC licenses we currently hold. While the FCC has generally renewed licenses held by operating companies like us, the FCC has authority to both revoke a license for cause and to deny a license renewal if it determines that a license renewal is not in the public interest. Furthermore, we could be subject to fines, forfeitures and other penalties for failure to comply with FCC regulations, even if any such non-compliance is unintentional. The loss of any licenses, or any related fines or forfeitures, could adversely affect our business, results of operations or financial condition.

The Communications Act of 1934, as amended, and FCC rules and regulations require us to obtain the FCC’s prior approval before assigning or transferring control of wireless licenses, with limited exceptions.  The FCC’s rules and regulations also govern spectrum lease arrangements for a range of wireless radio service licenses, including the licenses we hold. These same requirements apply to any licenses or leases we may wish to enter into, transfer or acquire as part of our broadband initiatives.  The FCC may prohibit or impose conditions on any proposed acquisitions, sales or other transfers of control of licenses or leases. The FCC engages in a case-by-case review of transactions that involve the consolidation or sale of spectrum licenses or leases and may apply a spectrum “screen” in examining such transactions. Because an FCC license is necessary to lawfully provide the wireless services we plan to enable, if the FCC were to disapprove any such request to acquire, assign or otherwise transfer a license or lease, our business plans would be adversely affected. Approval from the Federal Trade Commission and the Department of Justice, as well as state or local regulatory authorities, also may be required if we sell or acquire spectrum.

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

State and Local Regulation.  In addition to FCC regulation, we are subject to certain state regulatory requirements. The Communications Act of 1934, as amended, preempts state and local regulation of the entry of, or the rates charged by, any wireless provider. State and local governments, however, are permitted to manage public rights of way and can require fair and reasonable compensation from wireless providers for use of those rights of way so long as the compensation required is publicly disclosed by the government. The siting of base stations also remains subject to some degree of control by state and local jurisdiction. States also may impose competitively neutral requirements that, among other things, are necessary for universal service or to defray the costs of state E911 services programs, to protect the public safety and welfare, and to safeguard the rights of customers.

Tower Siting.   Our future customers who deploy broadband networks will be required to comply with various federal, state and local regulations that govern the siting, lighting and construction of transmitter towers and antennas, including requirements imposed by the FCC and the Federal Aviation Administration (“FAA”). Federal rules subject certain tower site locations to extensive zoning, environmental and historic preservation requirements and mandate consultation with various parties, including State and Tribal Historic Preservation Offices, which can make it more difficult and expensive to deploy facilities. The FCC antenna structure registration process also imposes public notice requirements when plans are made for construction of, or modification to, antenna structures that require FAA approval, potentially adding to the delays and burdens associated with tower siting, including potential challenges from special interest groups. To the extent governmental agencies continue to impose additional requirements like this on the tower siting process, the time and cost to construct towers could be negatively impacted. The FCC has, however, imposed a tower siting “shot clock” that requires local authorities to address tower applications within a specific timeframe, which can assist carriers in more rapid deployment of towers.  More recently, the FCC also has adopted rules intended to accelerate broadband deployment by removing barriers to infrastructure investment, in particular for “small cell” equipment.  Those rules have been challenged by certain municipalities and tribal nations both at the FCC and in court.

Electronic Surveillance.  Our clients who deploy broadband networks may be required by law to provide certain surveillance capabilities to law enforcement agencies. If required, we intend to deliver the requisite surveillance capabilities to law enforcement with respect to any networks we deploy.

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

Our Employees

As of March 31, 2019, we had 58 full-time employees.  None of our employees are covered by a collective bargaining agreement.  We believe that our relationship with our employees is positive.

Our Corporate Information

Our principal executive offices are located at 3 Garret Mountain Plaza, Suite 401, Woodland Park, New Jersey 07424 and 8260 Greensboro Drive, Suite 501, McLean, Virginia.  Our main telephone number is (973) 771-0300.  We were originally incorporated in California in 1997 and reincorporated in Delaware in 2014.  Our internet website is currently www.pdvwireless.com.  The information on or accessible through our website is not incorporated into this Annual Report, and you should not consider any information on, or that can be accessed through, our website a part of this Annual Report.

ITEM 1A.  RISK FACTORS

You should carefully consider the following risk factors, together with the other information contained in this Form 10-K and our other reports and filings made with the SEC, in evaluating our business and prospects. If any of the risks discussed in this Form 10-K occur, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected, in which case the trading price of our common stock could decline significantly. Some statements in this Form 10-K, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Cautionary Statement Concerning Forward-Looking Statements.”

Risks Related to Our Spectrum Initiatives and the Use of Our Spectrum

Our regulatory initiatives aimed at increasing the usability and capacity of our spectrum may not be successful on a timely basis, or at all, and will continue to require significant time and attention from our senior management team and our expenditure of significant resources.

While our current spectrum holdings can support narrowband and wideband wireless services, the most significant business opportunities we have identified will require greater bandwidth than allowed by the current configuration of our spectrum.  As our first priority, we are pursuing regulatory initiatives at the Federal Communications Commission (“FCC”) aimed at modernizing and realigning the 900 MHz spectrum band to increase its usability and capacity by allowing it to be utilized for deployment of broadband networks, technologies and solutions.  In March 2019, the FCC unanimously adopted a Notice of Proposed Rulemaking (“NPRM”) that proposes the creation of a broadband opportunity in the 900 MHz band for critical infrastructure and other enterprise users.  In the NPRM, the FCC has proposed three criteria for an applicant to secure a broadband license in a county: (i) the applicant must hold all 20 blocks of geographic SMR licenses in the county; (ii) the applicant must reach agreement to relocate all incumbents in the broadband segment on a 1:1 voluntary channel exchange or demonstrate that the incumbents will be protected from interference; and (iii) the applicant must agree to return to the FCC all rights to geographic and site-based spectrum in the county in exchange for the broadband license.

In the NPRM, the FCC requested comments from incumbents and other interested parties on a number of important topics that will have a material impact on the timing and costs of obtaining a broadband license, assuming the FCC issues a Report and Order supporting broadband.  As noted above, a broadband applicant, like the Company, must hold all 20 blocks of geographic Specialized Mobile Radio (“SMR”) licenses in a particular county.  In certain areas, SMR spectrum is being held in inventory by the FCC.  In the NPRM, the FCC requested comments on how a broadband applicant could acquire the FCC’s inventory of geographic SMR-allocated spectrum.  Specifically, in considering whether to make its inventory available to the broadband applicant, the FCC has asked whether it should do so only if the applicant meets a threshold number of its own geographic licenses.  The FCC also questions how to mitigate a windfall that might thereby be attributed to such an applicant.   The failure of the FCC to make its SMR licenses available to the broadband applicant on a timely and cost-effective basis, could limit our ability to qualify for broadband licenses in a number of counties based on the existing criteria in the NPRM.  In addition, the FCC’s concerns about a potential windfall to the Company as a result of the FCC contributing its inventory of SMR spectrum and/or allowing the Company to convert narrowband channels to a broadband channel, could restrict our ability to obtain broadband licenses or significantly delay or increase our costs of acquiring broadband licenses from the FCC.

The NPRM also proposes a market-driven, voluntary exchange process for clearing the broadband spectrum.  An applicant seeking a broadband license for a particular county will need to demonstrate that it has entered into agreements with incumbents or that it can protect their narrowband operations from interference.  All incumbents must be accounted for before the broadband application may be filed, which could lead to holdouts.  For example, an incumbent may demand compensation in an amount that is disproportionate to the cost of relocating its system or any reasonable reflection of the value of its spectrum holdings or may elect not to negotiate an agreement at all.  In the NPRM, the FCC has requested comments on different approaches to address the holdout situation, including several different auction options.  Each of the approaches would trigger mandatory relocation rights for the prospective broadband applicant, and the Company, would be required to pay the costs associated with providing incumbents with comparable facilities and paying relocation costs.  If the FCC were to conduct either overlay or incentive auctions for the broadband license in some or all counties, parties other than the Company could obtain the broadband license(s) by outbidding the Company.

The NPRM also proposes to exempt from mandatory relocation “complex systems,” with 65 or more integrated sites, which would prevent the Company from obtaining broadband licenses in counties where these complex systems are located without the operator’s consent, which could be withheld for any reason.  Further, depending on the rules in any Report and Order issued by the FCC, the Company’s ability to address potential holdouts, and clear the 900 MHz band as required to qualify for broadband licenses, may be delayed or be uneconomical, and in some counties incumbents may be able to prevent the Company from qualifying for broadband licenses.

The Association of American Railroads (“AAR”) holds a nationwide geographic license for six non-contiguous private land mobile systems for business users (“B/ILT”) channels in the 900 MHz band, three of which are located within the FCC’s proposed broadband segment.  The spectrum is used by freight railroads for Advanced Train Control System (“ATCS”) operations.  We have recognized from the outset the importance of reaching agreement with the railroads about their relocation and have worked with them throughout the FCC process.  We and the AAR are in agreement about the optimal solution.  However, this proposed solution will require an exemption from the relocation rules proposed by the FCC in the NPRM.  We are continuing to coordinate our activities at the FCC with the AAR in support of securing the required exemption from the FCC.   There is no assurance that the FCC will grant this exemption, or that we can reach a final agreement with the AAR on acceptable terms, or at all.

The NPRM also proposes “performance” or build-out requirements that the Company would be required to meet to retain each broadband license and then to renew it.  These requirements are based on deployment of a system, including a system operating pursuant to a lease arrangement with the Company, that provides reliable coverage to an area that includes a defined percentage of the population in the county.  A failure to satisfy this requirement could result in the cancellation of a broadband license.

The full text of the NPRM, and the comments and related correspondence filed in the 900 MHz proceeding, are available on the FCC’s public website. At the end of the NPRM comment period, the FCC’s next step could be the issuance of a Report and Order, a request for additional information, a decision to close the proceeding without further action, or some other action.  There is no assurance if or when the FCC will issue a Report and Order.  Further, the terms of any Report and Order may differ materially from the terms of the current NPRM.

We continue to believe in the merits of our broadband approach, and that it would be in the public interest for the FCC to realign the 900 MHz band to enable the deployment of broadband networks, technologies and solutions.  Nevertheless, obtaining a favorable result from the FCC may take a significant amount of additional time, and will continue to require the attention of our management team and our expenditure of significant resources. Moreover, there is no assurance that following the conclusion of the NPRM process, the FCC will ultimately issue a Report and Order that will allow our licensed 900 MHz spectrum to be utilized for broadband networks, technologies and solutions.  Further, even if the FCC issues a Report and Order, the terms and conditions of such Report and Order could make it difficult, time consuming and/or costly to obtain broadband licenses from the FCC.  If the FCC fails to issue a Report and Order that provides for the issuance of broadband licenses in the 900 MHz band, or if the terms and conditions in the Report and Order do not allow us to obtain broadband licenses timely and on commercially reasonable terms, we will be unable to pursue our business plans and strategies and our business, liquidity and results of operation will be harmed.  Further, if there is an extensive delay in adoption of a Report and Order, prospective customers of the Company’s spectrum may have to invest in other broadband solutions to address their operating requirements.

Even if our FCC initiatives are successful, we may not be successful in commercializing our spectrum assets.

Our team has engaged in a research and outreach program to identify customers who would likely place value on utilizing our spectrum assets to deploy private broadband networks, technologies and solutions, assuming our FCC initiatives are successful.    Based on our market research, we have identified electrical utilities as our initial target customers.  As of the date of this filing, we have not signed our first customer contract with an electric utility or other critical infrastructure entity for the long-term lease of our spectrum asset for the deployment of broadband networks, technologies and solutions.  Further, there is no assurance, that we will be successful in our pursuit to commercialize our spectrum assets.  For example, utilities, or other critical infrastructure and enterprise customers, may not elect to license our spectrum assets on commercially reasonable terms, on a timely basis, or at all.  Similarly, there is no assurance that utilities and other critical infrastructure customers will retain us for any other value-added engineering or commercial services we offer them.  As a result, even if we are successful with our FCC initiatives, our future prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of implementing a new business plan and pursuing opportunities in new, highly competitive and rapidly developing markets.

In addition, under our current business plan, we intend to enter into long-term leasing or other transfer arrangements for our spectrum assets with one customer, or a limited number of customers, in each geographic area.  We also expect that our customers will bear the costs of deploying and operating their private broadband networks.  As a result, many geographic areas may have only one or a limited number of potential customers, and if we are not successful with this customer or customers, our spectrum may not be utilized and we will not be able to generate revenues from owning spectrum in these geographic areas.  In addition, even if we enter into a long-term lease or transfer arrangement for a geographical area, that customer will typically require rights to all spectrum we have in that geographic area.  Because of this, we will not have additional spectrum assets to lease in such geographical area to other potential customers.  Further, other than our lease or transfer arrangements, we will not generate revenue from the operation of the broadband networks or technologies deployed by our customers. As a result, there is considerable uncertainty as to whether we can generate sufficient revenues to develop a profitable business from leasing or otherwise transferring our licensed 900 MHz spectrum.

Further, our assessment that we should target utilities and other critical infrastructure entities as customers for our spectrum is based on our determination that these entities have regulatory and other incentives to install a significant number of new technologies, such as smart devices and sensors, that will generate an increasing amount of data that cannot be addressed well by their existing communication networks and systems. Our potential customers, however, are large organizations, and a decision to implement private broadband networks, technologies and solutions is a significant decision and will require significant capital outlays.  Any negotiation and contract process with these potential customers may take longer than we currently expect.  In addition, there is no assurance that the governmental agencies that govern these entities will allow them to pass the capital costs of implementing broadband networks, technologies and solutions utilizing our spectrum on to their ratepayers.  In addition, although there is broad availability of broadband Long Term Evolution (“LTE”) , there is no assurance that our targeted customers will be able to utilize existing broadband networks, technologies and solutions with our spectrum without requiring modifications to existing equipment or engaging in product and/or service development efforts, any of which could result in deployment delays, require them or us to invest in technology or other development activities or otherwise adversely limit the potential benefits or value of our spectrum assets. If any of these risks occur, our current plans to commercialize our spectrum assets may not be as highly valued as we expect or may face significant delays, any of which would adversely affect our business, liquidity and results of operations.

Our initiatives with the federal and state agencies and commissions that regulate electric utilities may not be successful.

Our targeted critical infrastructure customers are highly regulated by both federal and state agencies.  Electrical utilities, for example, are regulated by federal agencies ranging from the Department of Energy, the Department of Homeland Security, the Federal Energy Regulatory Commission and the national Institute of Standards and Technologies.  We are working with each of these agencies to educate them about the potential benefits that private broadband LTE networks, technologies and solutions utilizing our spectrum assets can offer utilities.   We are also working with a number of state agencies and commissions who regulate electrical utilities, and who have a strong influence over electric utility buying decisions. Our goal with these state agencies and commissions is to gain their support for utilities being allowed to pass the capital costs of leasing our spectrum assets and deploying private broadband LTE networks, technologies and solutions to ratepayers, including at a customary rate of return for the electric utility company.  We are in the early stages of our initiatives with these federal and state agencies and commissions.  We may not be successful in gaining support from these governmental bodies on a timely basis, or at all, which could hinder or delay our commercialization efforts with electric utilities and other critical infrastructure entities.

 Many of the third parties who have objected to our spectrum initiatives, or with whom we are competing against for spectrum opportunities, have more resources, and greater political and regulatory influence, than we do.

Our FCC initiatives have been, and may continue to be, opposed by certain incumbents and other third parties with conflicting or competing business interests.  Many of the third parties who are not supportive of our broadband initiatives, or with whom we compete for spectrum opportunities, have more resources and greater political and regulatory influence than we do, which could prevent, delay or increase the costs of our spectrum initiatives and spectrum opportunities.  Further, we may be required to make concessions, contractual commitments, or limit the use of our spectrum assets or restrict our pursuit of business opportunities, to address the concerns expressed by opposing incumbents and other interested parties.  For example, the NPRM currently proposes to exempt from mandatory relocation “complex systems,” with 65 or more integrated sites, which would prevent us from obtaining broadband licenses in counties where these complex systems are located without the operator’s consent, which could be withheld for any reason.  This exemption and any other exemptions, concessions, limitations and restrictions could have a material adverse effect on our operations and business plan, our future prospects and opportunities and on our ability to develop a profitable business.

Spectrum is a limited resource, and we may not be able to obtain sufficient contiguous spectrum to support our spectrum initiatives or our planned business operations and future growth.

Spectrum is a limited resource whose non-Federal use is regulated in the U.S. by the FCC.  In the NPRM, the FCC has proposed that an applicant must hold all 20 blocks of geographic SMR licenses in a particular county to qualify for a broadband license in that county.  If any Report and Order issued by the FCC has a similar requirement, we will need to acquire additional spectrum, both from the FCC and from third party incumbents, to qualify to obtain broadband licenses in a number of important geographical areas.  The amount of spectrum we will be required to purchase will vary in each county based on our existing spectrum holdings in such county.  Our ability to acquire additional spectrum on a timely and cost-effective basis will depend on the incumbents who hold the additional spectrum we need to acquire, and their operations that we may need to retune or replace.  Our time and cost to purchase additional spectrum will also depend in large part on the terms of the FCC’s Report and Order, if any, and how the FCC allows the Company as a broadband applicant to address holdouts.  To prepare for our future business opportunities, we have acquired, and may continue to acquire, additional spectrum through negotiated purchases.  We also may elect to acquire additional spectrum in government-sponsored auctions of spectrum. We cannot assure you, however, that we will be successful in acquiring the additional spectrum we will need to support our realignment efforts and to qualify to obtain broadband licenses even if the FCC issues a Report and Order in the 900 MHz proceeding.  Further, there is no assurance that the terms of any Report and Order will not significantly increase our time and cost of acquiring spectrum.  Any failure to obtain additional spectrum required to obtain broadband licenses and implement our business plans on a timely and cost-effective basis, will adversely impact our revenues and our future growth potential.

Government regulations or actions taken by governmental bodies could adversely affect our business prospects, liquidity and results of operations.

The licensing and sale of spectrum assets, as well as the deployment and operation of wireless networks and technologies, are regulated by the FCC and, depending on the jurisdiction, state and local regulatory agencies. In particular, the FCC imposes significant regulation on licensees of wireless spectrum with respect to how FCC licenses may be transferred or sold.  The FCC also regulates how the spectrum is used by licensees, the nature of the services that licensees may offer and how the services may be offered, including resolution of issues of interference between spectrum bands. In addition, the FCC grants wireless licenses for defined terms.  While the Company’s current licenses have ten-year license terms, the NPRM has proposed a fifteen-year license term for 900 MHz broadband licenses. There is no guarantee that our existing or future licenses will be renewed. Failure to comply with

FCC requirements applicable to a given licensee could result in revocation or non-renewal of the license, depending on the nature and severity of the non-compliance. If we, or any of the future licensees of our spectrum assets, fail to comply with applicable FCC regulations, we may be subject to sanctions or lose our FCC licenses, which would have a material adverse effect on our business.

In addition, the FCC and other federal, state and local governmental authorities could adopt new regulations or take actions, including imposing taxes or fees on our business that could adversely affect our prospects and results of operations.  Further, the FCC or Congress may make additional spectrum available for communications services, which may result in the introduction of additional competitive entrants to the already crowded wireless communications marketplace in which we compete.  For example, the federal government created and funded the First Responder Network Authority (“FirstNet”), which the federal government authorized to help accomplish, fund and oversee the deployment of a dedicated Nationwide Public Safety Broadband Network (“NPSBN”).  The NPSBN may provide an additional source of competition to utilizing our 900 MHz spectrum assets by our targeted critical infrastructure and enterprise customers. Please see the risk factor “Our initiatives aimed at increasing the usability and capacity of our spectrum may not be successful on a timely basis or at all, and will continue to require significant time and attention from our senior management team and our expenditure of significant resources” above regarding the impact of government regulation on our request to realign a portion of the 900 MHz band from narrowband to broadband.

The value of our spectrum assets may fluctuate significantly based on supply and demand, as well as technical and regulatory changes.

The FCC spectrum licenses we hold are the Company’s most valuable asset.  The value of our spectrum, however, may fluctuate based on various factors, including, among others:

•	the regulatory status and outcome of the 900 MHz Proceeding;

•	potential uses of our spectrum based on the FCC’s rules and regulations and available technology;

•

the cost and time required to comply with the FCC’s requirements to obtain broadband licenses in the 900 MHz band, assuming the FCC issues a Report and Order that provides for broadband use in the 900 MHz band, including providing comparable facilities to and paying to relocate incumbents;

•	the market availability and demand for spectrum;

•	the demand for private broadband networks, technologies and solutions by our targeted critical infrastructure and enterprise customers;

•	our ability to enter into long-term leases or transfer arrangements with our targeted critical infrastructure and enterprise customers on a timely basis and on commercially reasonable terms;

•	regulatory changes by the FCC to make additional spectrum available or to promote more flexible uses of existing spectrum; and

•	the fluctuation of auction prices of spectrum in neighboring bands or any unsuccessful auctions of such spectrum.

Similarly, the price of any additional spectrum we desire to purchase to support our spectrum initiatives or our future business plans will also fluctuate based on similar factors.  Any decline in the value of our spectrum or increases in the cost of the spectrum we acquire could have an adverse effect on our market value and our business and operating results.

Risks Related to Our Business

The transfer of our TeamConnect and pdvConnect businesses and our related restructuring plans may result in higher costs and lower revenues than expected and cause us not to achieve the expected long-term operational benefits.

In December 2018, our board of directors approved the transfer of our TeamConnect and pdvConnect businesses to help reduce our operating costs and to allow our management team and company to focus on our FCC initiatives and future broadband opportunities.  Specifically, we entered into: (i) a Customer Acquisition and Resale Agreement with A BEEP LLC (“A BEEP”) on January 2, 2019, (ii) a Customer Acquisition, Resale and Licensing Agreement with Goosetown Enterprises, Inc. (“Goosetown”) on January 2, 2019 and (iii) a memorandum of understanding (“MOU”) with the principals of Goosetown on December 31, 2018.  Under the A BEEP and Goosetown Agreements, we agreed to: (i) transfer our TeamConnect customers located in the Atlanta, Chicago, Dallas, Houston and Phoenix metropolitan markets to A BEEP, (ii) transfer our TeamConnect customers located in the Baltimore/Washington DC, Philadelphia and New York metropolitan markets to Goosetown, (iii) provide A BEEP and Goosetown with access to our TeamConnect Metro and Campus Systems (the, “MotoTRBO Systems ”) and (iv) grant A BEEP and Goosetown the right to resell access to our MotoTRBO Systems pursuant to separate Mobile Virtual Network Operation arrangements for a two-year period.  We also granted Goosetown a license to sell the business applications we developed for our TeamConnect service.

Under these agreements, A BEEP and Goosetown agreed to provide customer care, billing and collection services for their respective acquired customers.  We continued to provide these services through April 1, 2019 to help facilitate the transitioning of the acquired customers. Additionally, we are required to maintain and pay all site lease, backhaul and utility costs required to operate the MotoTRBO Systems for a two-year period.   As part of our efforts to clear the 900 MHz spectrum for broadband use, A BEEP and Goosetown are required to migrate the acquired customers off the MotoTRBO Systems over the two-year period.  In consideration for the customers and rights we transferred, A BEEP and Goosetown are required to pay us a certain portion of the recurring revenues they receive from the acquired customers ranging from 100% to 20% during the terms of the agreements.  Additionally, A BEEP is required to pay us a portion of recurring revenue from customers who utilize A BEEP’s push-to-talk Diga-Talk Plus application service ranging from 35% to 15% for a period of two years.  Goosetown is required to pay us 20% of recurring revenues from the TeamConnect applications we licensed for a period of two years.

We retained a number of significant obligations under our agreements with A BEEP and Goosetown related to the TeamConnect and pdvConnect businesses.  For example, we are obligated to continue operating the TeamConnect networks in the seven launched markets through January 2, 2021. We are also required to continue to pay the cell tower leases for the TeamConnect networks we deployed for the balance of the lease terms. We also retained customer billing and collection responsibility for the pdvConnect business.  In addition, if A BEEP, Goosetown or the principals of Goosetown do not comply with their contractual obligations or otherwise fail to adequately provide service to the transferred customers, we may recognize less revenue and incur more costs from these arrangements than anticipated, including potential litigation or damage claims from the transferred customers.  In such case, the transfer of our TeamConnect and pdvConnect businesses and our related restructuring plans may result in higher costs and lower revenues than expected and cause us not to achieve the expected long-term operational benefits.  Further, following the transfer of the pdvConnect and TeamConnect businesses, our prospects and future results are reliant on the success of our FCC initiatives and plans to commercialize our spectrum assets for the deployment of broadband networks, technologies and solutions.

We have no operating history with our proposed business plan, which makes it difficult to evaluate our prospects and future financial results, and our business activities, strategic approaches and plans may not be successful.

Although we were incorporated in 1997, our business is now reliant on the success of our FCC initiatives and our plans to commercialize our spectrum assets to critical infrastructure and enterprise customers.  There is no assurance that following the conclusion of the NPRM process, the FCC will ultimately propose rules and issue a Report and Order that will allow our licensed 900 MHz spectrum to be utilized for broadband networks, technologies and solutions.  In addition, even if the FCC issues a Report and Order, the terms and conditions of such Report and Order could make it difficult, time consuming and costly to obtain broadband licenses from the FCC.   Further, we have not signed our first customer contract with an electric utility or other critical infrastructure entity for the long-term lease of our spectrum asset.  As a result, the ability to forecast our future operating results is limited and subject to a number of risks and uncertainties, including our ability to accurately forecast and estimate our future revenues and the expenses and time required to pursue our spectrum initiatives and business opportunities. We have encountered, and expect to continue to encounter, risks and uncertainties frequently experienced by new businesses in highly competitive, technical and rapidly changing markets. If our assumptions regarding these risks and uncertainties are incorrect or change in reaction to changes in our FCC regulatory initiatives, our commercialization plans or opportunities or general economic conditions, or if we do not manage or address these risks and uncertainties successfully, our results of operations could differ materially and adversely from our expectations.

As a new and unproven business, any future success will depend, in large part, on our ability to, among other things:

•	achieve a successful outcome in the 900 MHz Proceeding, resulting in a realignment of the 900 MHz band to allow for the future deployment of broadband networks, technologies and solutions;

•	comply with the requirements and restrictions the FCC establishes in any Report and Order to qualify for broadband licenses in key geographic areas on a timely and cost-effective basis;

•	successfully commercialize our spectrum assets to our targeted critical infrastructure and enterprise customers;

•	manage any ongoing costs, obligations and liabilities related to the transfer of our TeamConnect and pdvConnect businesses;

•	compete against other wireless companies, including the Tier 1 carriers, who have significantly greater resources and pricing flexibility, and greater political and regulatory influence; and

•	scale our internal business, regulatory, technical and commercial operations in an efficient and cost-effective manner.

Any failure to achieve one or more of these objectives could adversely affect our business, our results of operations and our financial condition.

We have had net losses each year since our inception and may not achieve or maintain profitability in the future.

We have incurred net losses each year since our inception, including net losses of $42.0 million, $24.6 million and $39.2 million in the fiscal years ended March 31, 2019, 2018 and 2017, respectively. We expect to continue to incur significant net losses in the future for a number of reasons, including without limitation, the continued costs to pursue our FCC initiatives, the costs to promote and commercialize our spectrum assets to our targeted critical infrastructure and enterprise customers, the costs to clear the 900 MHz band and acquire additional spectrum as required to qualify for broadband licenses, and the costs and loss of revenue resulting from the transfer of our TeamConnect and pdvConnect businesses.  Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in significant delays in our business plans, levels of revenue below our current expectations, or losses or expenses that exceed our current expectations.  If our losses or expenses exceed our expectations or our revenue assumptions are not met in future periods, we may never achieve or maintain profitability in the future.

We may not be able to correctly estimate our operating expenses of future revenues, which could lead to cash shortfalls, and require us to secure additional financing sooner than planned.

We may not correctly predict the amount or timing of our future revenues and our operating expenses may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include:

•	the time and resources required to pursue our spectrum initiatives, including our FCC proceedings and our efforts with incumbents to gain support for our initiatives;

•	the cost and time to promote, market and commercialize our spectrum assets;

•	the cost and time to obtain broadband licenses from the FCC, assuming our spectrum initiatives are successful, including the costs to clear the 900 MHz band and acquire additional spectrum;

•	the costs and potential liabilities related to the transfer of our TeamConnect and pdvConnect businesses; and

•	the costs to attract and retain personnel with the skills required for effective operations.

In addition, our budgeted expense levels are based in part on our expectations that our restructuring actions will be effective in reducing our operating expenses, as well as on the timing of receiving regulatory approvals and obtaining the broadband licenses required to commercialize our spectrum assets.  However, we may not correctly predict the costs, amounts or timing of such future revenues or the timing or costs required to pursue our regulatory and business initiatives. We may not be able to adjust our operations in a timely manner to compensate for any shortfall in our revenues, delays in our spectrum initiatives or increases in the expenses required to implement our long-term business plan. As a result, a significant shortfall in our planned revenues, a significant delay in our spectrum initiatives or a significant increase in our planned expenses could have an immediate and material adverse effect on our business and financial condition. In such case, we may be required to issue additional equity or debt securities or enter into other commercial arrangements sooner than anticipated to secure the additional financial resources to support our future operations and the implementation of our business plans.

We will need to secure additional financing to support our long-term business plans.

We have used significant funds to pursue our spectrum initiatives and to prepare to commercialize our spectrum assets.  Our future capital requirements will depend on many factors, including: the costs and time required to pursue our spectrum initiatives; the costs and time to obtain additional spectrum and clear incumbents to qualify to obtain broadband licenses from the FCC, assuming our spectrum initiatives are successful; the costs to identify, market and commercialize our spectrum assets to our targeted critical infrastructure and enterprise customers; and our ability to control our operating expenses.  As a result, we will require additional funding in the future to support our operations, our efforts to obtain broadband licenses and pursue our business plans. We expect that we may be required to issue additional equity or debt securities or enter into other commercial arrangements, including relationships with corporate and other partners, to secure the additional financial resources to support our development efforts and to implement our long-term business plans. Depending upon market conditions, we may not be successful in raising sufficient additional capital on a timely basis, on favorable terms, or at all. Additionally, the issuance of additional equity securities, including securities convertible into or exercisable for our equity securities, would result in the dilution of the ownership interests of our present stockholders. If we fail to obtain sufficient additional financing, or fail or are unable to enter into relationships with others that provide additional financial resources, we may not be able to develop our network and mobile communication solutions in accordance with our long-term business plans, and we may be required to delay significantly, reduce the scope of or eliminate one or more of our business or spectrum initiatives, downsize our general and administrative infrastructure, or seek alternative measures to raise additional funds.

We may not successful compete against the Tier 1 and other wireless companies and vendors who offer technologies, solutions and services to our targeted customers.

A number of Tier 1 carriers already offer or plan to offer wireless services capable of providing services to our targeted critical infrastructure and enterprise customers.   In addition, SMR operators and other public and private companies offer services and technologies designed for our targeted critical infrastructure and enterprise customers. Further, vendors of wireless technologies and solutions may be partnered with other wireless providers or offer technologies and solutions that can operate on narrowband or wideband spectrum.  Because of their resources and, in some cases, ownership by larger companies, many of our competitors are financially stronger and have more resources than we do, which may enable them to offer services, technologies and solutions  to our targeted customers at prices and terms that make the licensing of our spectrum assets unattractive.  If we cannot compete effectively with the services offered by the Tier 1 carriers or the service, technology and solution offerings from our other competitors, our revenues and growth may be adversely affected.

Our reputation and business may be harmed, and we may be subject to legal claims if there is loss, disclosure or misappropriation of or access to our, or our customers’ information.

We make extensive use of online services and centralized data processing, including through third-party service providers. The secure maintenance and transmission of customer information is an important element of our operations. Our information technology and other systems, and those of our service providers or contract partners (including A BEEP, Goosetown and TeamConnect LLC), that maintain and transmit customer information, including location or personal information, may be compromised by a malicious third-party penetration of our network security, or that of our third-party service providers or contract partners, or impacted by unauthorized intentional or inadvertent actions or inactions by our employees, or by the employees of our third-party service providers or contract partners. Cyber-attacks, which include the use of malware, computer viruses and other means for disruption or unauthorized access, have increased in frequency, scope and potential harm in recent years. While, to date, we have not been subject to cyber-attacks or other cyber incidents which, individually or in the aggregate, have been material to our operations or financial condition, the preventive actions we and our third-party service providers and contract partners take to reduce the risk of cyber incidents and protect information technology resources and networks may be insufficient to repel a major cyber-attack in the future. As a result, our customers’ information may be lost, disclosed, accessed, used, corrupted, destroyed or taken without the customers’ consent. Any major compromise of our data or network security, failure to prevent or mitigate the loss of customer information and delays in detecting any such compromise or loss could disrupt our operations, impact our reputation and subject us to additional costs and liabilities, including litigation, which could produce material and adverse effects on our business and results of operations.

Risks Related to Our Organization and Structure

We may change our operations, FCC initiatives and business strategies without stockholder consent.

Our executive management team, with oversight from our board of directors, establishes our operational plans, FCC initiatives and business strategies. Our board of directors and executive management team may make changes to, or approve transactions that deviate from, our current operations, initiatives and strategies without a vote of, or prior notice to, our stockholders. For example, in December 2018, our board approved a plan to transfer our TeamConnect and pdvConnect businesses, which included the elimination of approximately 20 positions, or roughly 20% of our workforce.  Further, on May 1, 2018, we and the Enterprise Wireless Alliance (“EWA”) augmented elements of our initial joint response in the 900 MHz proceeding based on our discussions and interactions with other interested parties. This authority to change our operations, FCC initiatives and business strategies could result in us conducting operational matters, making investments, pursuing FCC initiatives or implementing business or growth strategies in a manner different than those that we are currently pursuing. Under any of these circumstances, we may expose ourselves to different and more significant risks, decrease our revenues or increase our expenses and financial requirements, any of which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

We depend on our executive officers and key personnel.

Our success depends to a significant degree upon the contributions of our executive officers and key personnel. Although we have adopted a severance plan for our executive officers, we do not otherwise have long-term employment agreements with any of our executive officers or key personnel.  There is no guarantee that these individuals will remain employed with us.  In addition, we have not obtained and do not expect to obtain key man life insurance that would provide us with proceeds in the event of the death or disability of any of our executive officers or key personnel. If any of our executive officers or key personnel were to cease employment with us, our FCC initiatives and operating results could suffer. Further, the process of attracting and retaining suitable replacements for our executive officers and key personnel would result in transition costs and would divert the attention of other members of our senior management team from our existing operations. As a result, the loss of services from our executive officers or key personnel or a limitation in their availability could materially and adversely impact our business, prospects and results of operations. Further, such a loss could be negatively perceived in the capital markets.

If we fail to implement and maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial results, which would materially and adversely affect our value and our ability to raise any required capital in the future.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We have discovered and may in the future discover areas of our internal control over financial reporting or our disclosure controls that need improvement or additional documentation.  For example, in connection with preparing our financial statements for the quarter ended June 30, 2018, we determined that we incorrectly interpreted the effective date of a change in the accounting treatment of our net operating losses (“NOLs”) in accordance with the new tax laws provisions in the Tax Cuts and Jobs Act of 2017, which was signed into law on December 22, 2017 (the “TCJA”).  The TCJA, among other items: (i) increased the NOL carryforward period from 20-years to an indefinite carryforward period and (ii) limited the percentage of NOLs that may be used to offset taxable income to 80%.   In preparing our financial statements for quarterly period ended December 31, 2017 and for the year ended March 31, 2018, we, in consultation with our third-party tax firm, determined that it was unlikely that Congress intended to provide this double benefit to the NOLs generated by the Company during Fiscal 2018.  As a result, we determined that an appropriate approach would be to continue to limit the carryforward period for our 2018 NOLs to 20 years, rather than apply an indefinite life to these NOLs.   However, based on our review of available accounting literature in connection with preparing our financial statements for the quarter ended June 30, 2018, we determined that we should apply the accounting changes implemented by the TCJA in accordance with the effective dates set forth in the TCJA.  Specifically, we determined that, based on the current language of the TCJA, the correct accounting treatment for the NOLs we generated during Fiscal 2018 is to apply an indefinite life to those NOLs.  Applying an indefinite life to our NOLs enables us to utilize an increased amount of NOLs to offset the deferred tax liability created by amortization of our indefinite-lived intangibles. This error, which was not detected timely by our management, was the result of an inadequate design of controls pertaining to the Company’s review and analysis of changing tax legislation.  The deficiency represented a material weakness in our internal control over financial reporting and disclosure controls.  As a result, we filed restated financial statements for the quarterly period ended December 31, 2017 and for the year ended March 31, 2018. We determined that the material weakness in our internal control over financial reporting and disclosure controls was not remediated as of March 31, 2019. As a result, we concluded that we did not maintain effective internal control over financial reporting, including effective disclosure controls and procedures as of March 31, 2019.

In addition, in preparing this Form 10-K for the year ended March 31, 2019, our management, including our Chief Executive Officer and Chief Financial Officer, determined that we had improper segregation of duties and other design gaps caused by user access deficiencies within the design of our information technology controls that support our financial reporting processes, and that this deficiency represented a material weakness in our internal control over financial reporting as of March 31, 2019. The material weakness did result in any changes to our financial statements or results.

To remediate the material weakness in our controls related to our review and analysis of changing tax legislation, our management: (i) implemented new controls designed to evaluate the appropriateness of our income tax policies and procedures, (ii) put into place additional training programs focused on new tax legislation and (iii) implemented policies and procedures regarding the review and evaluation of tax guidelines published by the major accounting firms.  To remediate the material weakness in our controls related to user access to our information technology systems, our management: (i) promptly terminated the access granted to the individuals  with incompatible duties and (ii) implemented new policies and procedures related to security access controls over our information technology systems.

In determining that the Company had material weaknesses in its internal control over financial reporting and its disclosure controls and procedures as of March 31, 2019, our management, including our Chief Executive Officer and our Chief Financial Officer, determined that the Company had not had sufficient time to test the new policies, procedures and controls to conclude that the material weaknesses discussed above had been remediated as of March 31, 2019.  We expect that both material weaknesses will be fully remediated by the end of our first half of Fiscal 2020.

 Nevertheless, we cannot be certain that we will be successful in maintaining effective internal controls for all financial periods.  As we grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective.  The existence of any material weakness or significant deficiency in the future may require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner.  In addition, the existence of any material weakness in our internal controls could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect our value and our ability to raise any required capital in the future.

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

We have a concentration of risk related to the pdvConnect accounts receivable from a third-party carrier and failure to fully collect outstanding balances from this carrier may adversely affect our results of operations.

We historically offered pdvConnect to customers indirectly through two domestic Tier 1 carriers. As of March 31, 2019, we had accounts receivable balances owed to us by one Tier 1 domestic carrier representing approximately 31% of our accounts receivable balances. We maintain an allowance for doubtful accounts based on the credit risk, historical trends, and other information, as well as for any specific instances we become aware of that may preclude us from reasonably assuring collection on outstanding balances. Determining the allowance for doubtful accounts is judgmental in nature and often involves the use of significant estimates. A determination that requires a change in our estimates for the accounts receivable from this carrier, or a failure by this carrier to pay a significant portion of its outstanding accounts receivable balances, could have a negative impact on our results of operations and financial condition as revenues generated by pdvConnect currently represent a significant portion of our revenues.

Risks Related to Our Common Stock

We have a limited trading history and there is no assurance that a robust market in our common stock will develop or be sustained.

Our common stock began trading on The NASDAQ Capital Market in February 2015.  Since our common stock began trading, we have had limited daily trading volume and we cannot assure you that a more active or liquid trading market for our common stock will develop, or will be sustained if it does develop, either of which could materially and adversely affect the market price of our common stock, our ability to raise capital in the future and the ability of stockholders to sell their shares at the volume, prices and times desired. In addition, the risks and uncertainties related to our FCC initiatives and our proposed business strategies makes it difficult to evaluate our business, our future prospects and the valuation of our Company, which limits the liquidity and volume of our common stock and may have a material adverse effect on the market price of our common stock.

Our common stock prices may be volatile which could cause the value of our common stock to decline.

The market price of our common stock may be highly volatile and subject to wide fluctuations. Some of the factors that could negatively affect or result in fluctuations in the market price of our common stock include:

•

the status of the 900 MHz Proceeding, including any actions that may preclude or delay the FCC’s issuance of a Report and Order, for the requirements and restrictions the FCC imposes in any Report and Order on the future use of our spectrum assets for the deployment of broadband spectrum, technologies or solutions;

•	our ability to enter into contracts with our targeted critical infrastructure and enterprise customers on favorable terms, or at all;

•	market reaction to our FCC initiatives and any changes in our business plans or strategies;

•	any unexpected costs or liabilities associated with the transfer of the TeamConnect and pdvConnect businesses;

•	additions or departures of any of our executive officers or key personnel;

•	actions by our stockholders;

•	speculation in the press or investment community;

•	general market, economic and political conditions, including an economic slowdown or dislocation in the global credit markets;

•	our operating performance and the performance of other similar companies;

•	changes in accounting principles, judgments or assumptions; and

•	passage of legislation or other regulatory developments that adversely affect us or our industry. Page 18

Concentration of ownership will limit your ability to influence corporate matters.

Based on our review of publicly available filings as of May 10, 2019, funds affiliated with Cerberus Capital Management beneficially owned approximately 23.8% and the other holders of Company common stock who have made filings with the SEC beneficially own, in the aggregate, a total of approximately 51.5% of our outstanding shares of common stock, and together with Cerberus Capital Management, approximately 75.3% of our outstanding shares of common stock.  Specifically, based on publicly available filings as of May 10, 2019: funds affiliated with Owl Creek beneficially owned roughly 17.9% of our outstanding common stock; funds affiliated with Pacific Investment Company owned roughly 9.2% of our outstanding common stock; funds affiliated with TPS Group Holdings (SBS) Advisors, Inc. owned roughly 8.8% of our outstanding common stock; funds affiliated with American Money Management Group beneficially owned roughly 7.2% of our outstanding common stock; funds affiliated with The Vanguard Group beneficially owned roughly 4.3% of our outstanding common stock; and funds affiliated with BlackRock Fund Advisors beneficially owned roughly 4.1% of our outstanding common stock. Although we are not aware of any voting arrangements between these stockholders, our significant stockholders have the ability to determine (if acting together) or significantly influence (if acting as a group of two or more): (i) the outcome of any corporate actions submitted by our board of directors for approval by our stockholders and (ii) any proposals or director nominees submitted by a stockholder.  Further, they could place significant pressure on our board of directors to pursue corporate actions, director candidates and business opportunities or initiatives they identify.  For example, these stockholders could effectively block a proposed sale of the company, even if recommended by our board of directors.  Alternatively, these stockholders could place pressure on our board of directors to pursue a sale of the company or its assets.  As a result of this concentration of ownership, our other stockholders may have no effective voice in our corporate actions or the operations of our business, which may adversely affect the market price of our common stock.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

Our board of directors is authorized, without stockholder approval, to permit us to issue additional shares of common stock or to raise capital through the creation and issuance of preferred stock, other debt securities convertible into common stock or preferred stock, options, warrants and other rights, on terms and for consideration as our board of directors in its sole discretion may determine.   In April 2019, we filed a shelf registration statement (the “Shelf Registration Statement”) on Form S-3 with the SEC that was declared effective by the SEC on April 22, 2019, which permits us to offer up to $100 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination, including in units from time to time.  We have entered into a Controlled Equity OfferingSM Sales Agreement and a Sales Agreement (collectively, the “Sales Agreements”) with Cantor Fitzgerald & Co. and B. Riley FBR, Inc., respectively (collectively, the “Agents”), and on May 20, 2019, registered the sale of up to an aggregate of $40,000,000 in shares of our common stock in at-the-market sales transactions pursuant to the Sales Agreements under the Shelf Registration Statement.  Our Sales Agreement is intended to provide us with additional flexibility to access the capital markets by selling registered shares under the Shelf Registration Statement. In addition, we have filed registration statements on Form S-8 to register the total number of shares of our common stock that may be issued under our 2004 Stock Plan, 2010 Stock Plan and 2014 Stock Plan, including the equity awards issued to our executive officers and directors.  As of May 10, 2019, there are outstanding options to purchase 2,079,299 shares of our common stock and restricted stock unit agreements for 461,580 shares of our common stock and 901,755 shares remaining available for issuance under our 2014 Stock Plan, all of which are registered for sale on currently effective Forms S-8.

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

Future offerings of debt securities or preferred stock, which would rank senior to our common stock in the event of our bankruptcy or liquidation, may adversely affect the market price of our common stock.

In the future, we may attempt to increase our capital resources by making offerings of debt securities or otherwise incurring debt. In the event of our bankruptcy or liquidation, holders of our debt securities may be entitled to receive distributions of our available assets prior to the holders of our common stock. In addition, we may offer preferred stock that provides holders with a preference on liquidating distributions or a preference on dividend payments or both or that could otherwise limit our ability to pay dividends or make liquidating distributions to the holders of our common stock. Although we have no present plans to do so, our decision to issue debt securities or to issue preferred stock in any future offerings or otherwise incur debt may depend on market conditions and other factors beyond our control. As a result, we cannot predict or estimate the amount, timing or nature of our future offerings, and investors in our common stock bear the risk of our future offerings reducing the market price of our common stock and/or diluting their ownership interest in us.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We maintain offices in Woodland Park, NJ, and McLean, VA.  The lease for our corporate headquarters at 3 Garret Mountain Plaza, Suite 401, Woodland Park, New Jersey, which was renewed in February 2017 for an additional 10 years, is for 19,276 square feet of office space.  We have the right of first offer for adjacent space, if it becomes available.   In February 2019, we entered into a lease agreement for our new office space located at 8260 Greensboro Drive, Suite 501, McLean, Virginia for 78 months commencing on April 15, 2019. The leased office facility includes approximately 5,365 square feet.

We do not own any real property.

ITEM 3.  LEGAL PROCEEDINGS AND OTHER MATTERS

We are not involved in any material legal proceedings or other legal matters at this time. However, from time to time, we may be involved in litigation that arises from the ordinary operations of business, such as contractual or employment disputes or other general actions. See Note 15 of the Notes to the Consolidated Financial Statements contained within this Annual Report on Form 10-K for a further discussion of potential commitments and contingencies related to legal proceedings.

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

As of May 10, 2019, we had 161 record holders of our common stock. The number of beneficial owners of our common stock is greater than the number of record holders because a portion of our common stock is held of record through brokerage firms in “street name.”

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

The performance graph set forth below compares our cumulative total stockholder return since we commenced trading on February 3, 2015 through March 31, 2019, assuming an initial investment of $100 in our common stock, and in each of the NASDAQ Capital Market Composite Index and NASDAQ Telecommunications Index, and assumes the reinvestment of dividends. No dividends have been declared or paid on our common stock. The comparisons in the performance graph below are required by the SEC and are not intended to forecast or be indicative of possible absolute or relative future performance of our common stock, and we do not make or endorse any predictions as to future stockholder returns.

Comparative Stock Returns
pdvWireless, Inc. (PDVW)
NASDAQ Telecommunications (IXTC)
NASDAQ Capital Markets (RCMP)
$250.00
$200.00
$150.00
$100.00
$50.00
$-
2/3/2015
3/31/2015
3/31/2016
3/31/2017
3/31/2018
3/31/2019

	2/3/2015	3/31/2015	3/31/2016	3/31/2017	3/31/2018	3/31/2019
pdvWireless, Inc. (PDVW)	$100.00	$125.00	$85.85	$54.63	$74.63	$87.90
NASDAQ Telecommunications (IXTC)	$100.00	$100.05	$96.78	$116.39	$132.10	$153.58
NASDAQ Capital Markets (RCMP)	$100.00	$102.83	$78.52	$104.72	$106.87	$121.16

Securities Authorized for Issuance Under Equity Compensation Plans

We award stock option and restricted stock units to our employees meeting certain eligibility requirements under plans approved by our stockholders in 2004, 2010 and 2014, referred to as the “2004 stock option plan”, “2010 stock option plan,” and “2014 stock option plan”, respectively.  The following table summarizes information about our equity compensation plans as of March 31, 2019:

	Number of Shares to be Issued Upon Exercise of Outstanding Stock Options (1)	Weighted-Average Exercise Price of Outstanding Stock Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	2,103,579	$23.83	974,610
Equity compensation plans not approved by security holders	—	—	—

(1)	Does not include 388,350 restricted stock units.

Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any equity securities not registered under the Securities Act during the fiscal year ended March 31, 2019.

On May 18, 2015, we completed a public offering of our common stock in which we raised net proceeds of approximately $64.8 million.  We registered the shares of common stock issued in the offering on a Registration Statement on Form S-1 (File No. 333-203681), which the SEC declared effective on May 12, 2015.  Through March 31, 2019, we have used approximately $25.4 million of the net proceeds from this offering.  We did not complete any transaction in which we paid any of these proceeds, directly or indirectly, to our directors or officers, to any person owning 10% or more of any class of our equity securities, to any associate of any of the foregoing, or to any of our affiliates.  There has been no material change in the expected uses of the net proceeds from the offering as described in our Registration Statement.

Issuer Purchases of Equity Securities

We did not repurchase any equity securities during the fiscal year ended March 31, 2019.

ITEM 6.  SELECTED FINANCIAL DATA

The following sets forth our selected financial data on a historical basis. You should read the following summary of selected financial data in conjunction with our historical financial statements and the related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended March 31, 2019, 2018 (As Restated) and 2017, and the consolidated balance sheet data at March 31, 2019 and 2018 (As Restated) are derived from our consolidated financial statements included elsewhere in this report. Our historical consolidated statement of operations data for the years ended March 31, 2016 and 2015 and our consolidated balance sheet data as of March 31, 2017 and 2016 have been derived from the historical financial statements audited by our independent auditors.  The historical results presented below are not necessarily indicative of financial results to be achieved in future periods.

Selected Consolidated Statement of Operations data:

	For the year ended March 31,
(in thousands, except share data)	2019	2018 (As Restated)	2017	2016	2015
Operating revenues	$6,499	$6,355	$4,787	$3,544	$3,172
Restructuring costs	$9,598	$—	$—	$—	$—
Impairment of long-lived assets	$782	$—	$—	$—	$—
Loss from operations	$(42,742)	$(31,726)	$(32,783)	$(21,930)	$(14,163)
Income tax expense (benefit)	$685	$(6,498)	$6,498	$—	$—
Net loss	$(41,993)	$(24,568)	$(39,186)	$(21,828)	$(14,714)
Net loss per common share basic and diluted	$(2.88)	$(1.70)	$(2.72)	$(1.54)	$(1.46)
Weighted-average common shares used to compute basic and diluted net loss per share	14,575,787	14,450,715	14,390,641	14,156,848	10,048,210

Selected Consolidated Balance Sheet data:

	As of March 31,
(in thousands)	2019	2018 (As Restated)	2017	2016
Total assets	$196,753	$220,340	$245,486	$274,049
Restructuring reserve, current	2,758	—	—	—
Note payable	—	—	497	992
Deferred income taxes	685	—	6,498	—
Total liabilities	15,989	11,811	17,590	11,863
Stockholders' equity	$180,764	$208,529	$227,896	$262,186

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and the related notes. This management’s discussion and analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Any statements that are not statements of historical fact are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause our actual results or events to differ materially from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this Form 10-K. Except as required by applicable law we do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of the Original Filing.

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

Overview

We are a wireless communications company focused on developing and commercializing our spectrum assets to enable our targeted critical infrastructure and enterprise customers to deploy private broadband networks, technologies and solutions.  We are the largest holder of licensed spectrum in the 900 MHz band (896-901/935-940 MHz) throughout the contiguous United States, plus Hawaii, Alaska and Puerto Rico. On average, we hold approximately 60% of channels in the 900 MHz band in the top 20 metropolitan market areas in the United States.  We are currently pursuing a regulatory proceeding at the Federal Communications Commission (“FCC”) that seeks to modernize and realign the 900 MHz band to increase its usability and capacity by allowing it to be utilized for the deployment of broadband networks, technologies and solutions. At the same time, we are pursuing business opportunities with our targeted critical infrastructure and enterprise customers to build awareness and demand for our spectrum assets, assuming we achieve a favorable result with our FCC initiatives.

Our goal is to become the leading provider of broadband spectrum assets to critical infrastructure and enterprise customers.  Assuming our FCC initiatives are successful, our spectrum assets will enable our customers to deploy broadband networks, technologies and solutions that are private, secure, reliable and cost-effective and at the same time allow them to achieve their modernization objectives and regulatory obligations.

We maintain offices in Woodland Park, New Jersey, in McLean, Virginia and in San Diego, California.

Our FCC Initiatives

Our spectrum is our most valuable asset.  While our current licensed spectrum can support narrowband and wideband wireless services, the most significant business opportunities we have identified require contiguous spectrum that allows for greater bandwidth than allowed by the current configuration of our spectrum.  As a result, our first priority is to continue to pursue our initiatives at the FCC seeking to modernize and realign a portion of the 900 MHz band to increase its usability and capacity by allowing it to accommodate the deployment of broadband networks, technologies and solutions.

In November 2014, we and the Enterprise Wireless Alliance (“EWA”) submitted a Joint Petition for Rulemaking (“Joint Petition”) to the FCC to propose a realignment of a portion of the 900 MHz band from narrowband to broadband.  In response to the Joint Petition, the FCC issued a public notice requesting comments from interested parties and asked a number of questions about the proposal. A number of parties, including several incumbent licensees, filed comments with the FCC expressing their views, including both support and opposition.  In May 2015, we and the EWA filed proposed rules with the FCC related to the Joint Petition.  Comments on the proposed rules were filed in June 2015, and reply comments in July 2015.

In August 2017, the FCC issued a Notice of Inquiry (“NOI”) announcing that it had commenced a proceeding to examine whether it would be in the public interest to change the existing rules governing the 900 MHz band to increase access to spectrum, improve spectrum efficiency and expand flexibility for a variety of potential uses and applications, including broadband and other advanced technologies and services. The FCC requested interested parties, including us, to comment on a number of questions related to three potential options for the 900 MHz band: (i) retaining the current configuration of the 900 MHz band, but increasing operational flexibility, (ii) reconfiguring a portion or all of the 900 MHz band to support broadband and other advanced technologies and services, or (iii) retaining the current 900 MHz band licensing and eligibility rules.  Because the FCC requested information on multiple options for the 900 MHz band, the NOI effectively superseded the Joint Petition and other pending proposals that involved the 900 MHz band.   We and EWA filed a joint response to the FCC’s NOI in October 2017 and reply comments in November 2017.

On March 14, 2019, the FCC unanimously adopted a Notice of Proposed Rulemaking (“NPRM”)  in WT Docket No. 17-200 (the “900 MHz Proceeding”) that endorsed our objective of creating a broadband opportunity in the 900 MHz band for critical infrastructure and other enterprise users.  The NPRM generally proposes our recommended band plan concept and technical rules.  Importantly, the proposed technical rules include our recommended equipment specifications that will enable use of available, globally standardized broadband LTE networks, technologies and solutions.

In the NPRM, the FCC has proposed three criteria for an applicant to secure a broadband license in a particular county within the United States: (i) the applicant must hold all 20 blocks of geographic SMR licenses in the county; (ii) the applicant must reach agreement to relocate all incumbents in the broadband segment in a 1:1 voluntary channel exchange or demonstrate that the incumbents will be protected from interference; and (iii) the applicant must agree to return to the FCC all rights to geographic and site-based spectrum in the county in exchange for the broadband license.

The FCC requested comments from incumbents and other interested parties on a number of important topics in the NPRM that will have a material impact on Company’s ability to qualify for, and the related time and costs of obtaining, broadband licenses.  As noted above, the broadband applicant must hold all 20 blocks of geographic Specialized Mobile Radio (“SMR”) licenses in the county.  In certain areas, some of the SMR spectrum is being held in inventory by the FCC.  In the NPRM, the FCC requested comments on how a broadband applicant could acquire the FCC’s inventory of geographic SMR allocated spectrum.  Specifically, in considering whether to make its inventory of geographic SMR spectrum available to the broadband applicant, the FCC has asked whether it should do so only if the applicant meets a threshold number of its own geographic SMR licenses.  The FCC also questions how to mitigate a windfall that might thereby be attributed to the broadband applicant by the FCC’s action.  We will need to address this issue, both in this context and in the context of exchanging narrowband for broadband spectrum.

The NPRM also proposes a market-driven, voluntary exchange process for clearing the broadband spectrum.  An applicant seeking a broadband license for a particular county will need to demonstrate that it has entered into agreements with incumbents or that it can protect their narrowband operations from interference.  All incumbents must be accounted for before the broadband applicant can file an application with the FCC.  As the FCC recognized in the NPRM, this requirement, without some mechanism for preventing holdouts, could allow a single incumbent with a license for a single channel to thwart the FCC’s objective of creating a 900 MHz broadband opportunity in any county.

In the NPRM, the FCC has requested comments on different approaches to address the holdout situation.  One approach is based on a “success threshold” whereby once the broadband applicant has reached voluntary agreements with incumbents holding a prescribed percentage of channels in the broadband segment, remaining incumbents would become subject to mandatory relocations. In this and other approaches set forth in the NPRM, the broadband applicant would be responsible for providing comparable facilities and paying the reasonable costs of relocation.   The NPRM proposes to exempt from mandatory relocation “complex systems,” with 65 or more integrated sites.  There are only a small number of complex systems in the country in the broadband segment proposed by the FCC, and all of them are operated by utilities or other critical infrastructure entities.

The Association of American Railroads (“AAR”) holds a nationwide geographic license for six non-contiguous Private Land Mobile Systems for Business Users (“B/ILT”) channels in the 900 MHz band, three of which are located within the FCC’s proposed broadband segment.  The spectrum is used by freight railroads for Advanced Train Control System (“ATCS”) operations.  We have recognized from the outset the importance of reaching agreement with the railroads about their relocation, and have worked with them throughout the FCC process.  We and the AAR are in agreement about the optimal solution.  However, this proposed solution will require an exemption from the relocation rules proposed by the FCC in the NPRM.  We are continuing to coordinate our activities at the FCC with the AAR in support of securing the required exemption from the FCC.

The NPRM also seeks comment on several different auction approaches for counties where the broadband segment cannot be cleared of incumbents, including overlay auctions that, again, would trigger mandatory relocation rights for the auction winner with the obligation of providing comparable facilities and paying reasonable relocation costs.  We believe the challenge of any proposed approach is achieving the appropriate balance between protecting incumbents’ rights to a minimally disruptive relocation process, and not preventing the deployment of broadband technologies on a timely and cost-effective basis.

While the NPRM proposes a 6 MHz broadband segment, it also asks for comment on a realignment of the entire 900 MHz band to create a 10 MHz broadband channel, citing suggestions from Southern California Edison and Duke Energy that this larger channel would better address their broadband needs.

The full text of the NPRM, and the comments and related correspondence filed in the 900 MHz Proceeding, are available on the FCC’s public website at https://www.fcc.gov/document/900-mhz-notice-of-proposed-rule-making.  Comments to the NPRM are due on June 3, 2019 and reply comments will be due on July 2, 2019.  At the end of the comment period on the NPRM, the FCC’s next step could be the issuance of a final Report and Order, a request for additional information, a decision to close the proceeding without further action, or some other action.  There is no assurance if or when the FCC will issue a Report and Order.  Further, the terms of any Report and Order may differ materially from the terms of the NPRM.

Our Business Plans and Initiatives

Complementing our regulatory initiatives, we are engaged in a number of business activities to build demand for and to begin commercializing our spectrum assets to our targeted critical infrastructure and enterprise customers.  We are identifying customers who are likely to place value on deploying and operating private broadband networks, technologies and solutions utilizing our spectrum assets.  As part of this exercise, we identified and evaluated potential use cases in the electric utilities industry, especially those companies who are investigating ways to fulfill their existing and future network and communications needs.

We are also evaluating the appropriate business model for commercializing our spectrum assets, assuming our FCC initiatives are successful.  Based on our analysis, and discussions with potential customers, we intend to lease our spectrum to customers for 20 year or longer terms.  We intend for our customers to bear the costs of deploying and operating their private broadband networks, technologies and solutions. We will be responsible for the costs of securing the broadband licenses from the FCC, including the costs of acquiring sufficient spectrum to support broadband use and retuning incumbents to clear the spectrum.  The timing and costs of our spectrum acquisition and retuning activities will be based on the terms of the Report and Order, if any, the FCC adopts in the 900 MHz Proceeding.  We are also exploring opportunities to offer our customers value-added engineering and commercial services.

Our Historical Business, TeamConnect and pdvConnect

Historically, we generated our revenue principally from our pdvConnect and TeamConnect businesses.  pdvConnect is a mobile communication and workforce management solution that enables businesses to locate and communicate with their field workers and improve the documentation of work events and job status.  We historically marketed pdvConnect primarily through two Tier 1 carriers in the United States.  In Fiscal 2016, we began offering a commercial push-to-talk (“PTT”) service, which we marketed as TeamConnect, in seven major metropolitan areas throughout the United States, including Atlanta, Baltimore/Washington, Chicago, Dallas, Houston, New York and Philadelphia.  We developed TeamConnect to address the needs of enterprises that value a tailored PTT solution addressing the management of their mobile workforce. We primarily offered our TeamConnect service to customers indirectly through third-party sales representatives who were primarily selected from Motorola’s nationwide dealer network.

In June 2018, we announced our plan to restructure the business to align and focus our business priorities on the spectrum initiatives aimed at modernizing and realigning the 900 MHz band to increase its usability and capacity, including for the future deployment of broadband and other advanced technologies and services.    In December 2018, our board of directors approved the transfer of our TeamConnect and pdvConnect businesses to help reduce our operating costs and to allow our management team and company to focus on our FCC initiatives and future broadband opportunities.  Specifically, we entered into: (i) a Customer Acquisition and Resale Agreement with A BEEP LLC (“A BEEP”) on January 2, 2019, (ii) a Customer Acquisition, Resale and Licensing Agreement with Goosetown Enterprises, Inc. (“Goosetown”) on January 2, 2019 and (iii) a memorandum of understanding (“MOU”) with the principals of Goosetown on December 31, 2018.

Under the A BEEP and Goosetown Agreements, we agreed to: (i) transfer our TeamConnect customers located in the Atlanta, Chicago, Dallas, Houston and Phoenix metropolitan markets to A BEEP, (ii) transfer our TeamConnect customers located in the Baltimore/Washington DC, Philadelphia and New York metropolitan markets to Goosetown, (iii) provide A BEEP and Goosetown with access to our TeamConnect Metro and Campus Systems (the, “MotoTRBO Systems ”) and (iv) grant A BEEP and Goosetown the right to resell access to our MotoTRBO Systems pursuant to separate Mobile Virtual Network Operation arrangements for a two-year period.  We also granted Goosetown a license to sell the business applications we developed for our TeamConnect service.

Under these agreements, A BEEP and Goosetown agreed to provide customer care, billing and collection services for their respective acquired customers.  We initially continued to provide these services through April 1, 2019 to help facilitate the transitioning of the acquired customers. Additionally, we are required to maintain and pay all site lease, backhaul and utility costs required to operate the MotoTRBO Systems for a two-year period.  As part of our efforts to clear the 900 MHz spectrum for broadband use, A BEEP and Goosetown are required to migrate the acquired customers off the MotoTRBO Systems over the two-year period.  In consideration for the customers and rights we transferred, A BEEP and Goosetown are required to pay us a certain portion of the recurring revenues they receive from the acquired customers ranging from 100% to 20% during the terms of the agreements.  Additionally, A BEEP is required to pay us a portion of recurring revenue from customers who utilize A BEEP’s push-to-talk Diga-Talk Plus application service ranging from 35% to 15% for a period of two years.  Goosetown is required to pay us 20% of recurring revenues from the TeamConnect applications we licensed for a period of two years.  As part of our obligations, we will continue operating the TeamConnect networks in the markets in which customers are being transferred and trunked facilities in other markets in which we hold FCC licenses.

Under the terms of the MOU, we agreed to assign the intellectual property rights to our TeamConnect and pdvConnect applications to TeamConnect LLC (the “ LLC ”), a new entity formed by the principals of Goosetown, in exchange for a 19.5% ownership interest in the LLC, upon the April 30, 2019 execution of the LLC’s Amended and Restated Limited Liability Company Agreement.  The Goosetown principals have agreed to fund the future operations of the LLC, subject to certain limitations.  The LLC has assumed our software support and maintenance obligations under the Goosetown and A BEEP Agreements.  The LLC has also assumed customer care services related to our pdvConnect application.  We provided transition services to the LLC through April 1, 2019 to facilitate an orderly transition of the customer care services.

We are also obligated to pay the LLC a monthly services fee for a 24-month period ending on January 7, 2021 for its assumption of our support obligations under the Goosetown and A BEEP Agreements.  We are also obligated to pay the LLC a certain portion of the billed revenue received by us from pdvConnect customers for a 48-month period.

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

Revenue Recognition.  We recognize revenue when a contract with a customer exists and control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services and the identified performance obligation has been satisfied.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in Accounting Standards Update 2014-09, Revenue from Contracts with Customers, (“ASC 606”). A contract’s transaction price is allocated to each distinct performance obligation and is recognized as revenue when, or as, the performance obligation is satisfied, which typically occurs when the services are rendered. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on the prices charged to customers under contracts involving only the relevant performance obligation. Judgment may be used to determine the standalone selling prices for items that are not sold separately, including services provided at no additional charge. Most of our performance obligations are satisfied over time as services are provided.

We recognize an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. We determined that certain sales commissions meet the requirements to be capitalized and have been recorded as an asset upon our adoption of ASC 606.

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

The licenses are tested for impairment on an aggregate basis, as we will be utilizing the wireless licenses on an integrated basis as a part of developing our broadband.  In Fiscal 2019, we performed a step one quantitative impairment test to determine if the fair value is greater than the carrying value.  Estimated fair value is determined using a market-based approach.  In Fiscal 2018 and 2017, we used a qualitative approach to test indefinite-lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing.

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

Accounting for uncertainty in income taxes. We recognize the effect of tax positions only when they are more likely than not to be sustained. Our management has determined that we had no uncertain tax positions that would require financial statement recognition or disclosure. We are no longer subject to U.S. federal, state or local income tax examinations for periods prior to 2016.

JOBS Act. As an emerging growth company, (“EGC”), under the JOBS Act we are eligible for exemptions from various reporting requirements applicable to other public companies that are not EGCs, including, but not limited to:

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

Restatement of Previously Issued Consolidated Financial Statements

In connection with preparing our financial statements for the quarter ended June 30, 2018, we determined that we had incorrectly interpreted the effective dates of changes in the accounting treatment of our net operating losses (“NOLs”) according to the new tax provisions instituted by the Tax Cuts and Jobs Act of 2017, which was signed into law on December 22, 2017 (the “TCJA”).  The TCJA, among other items: (i) increased the NOL carryforward period from 20-years to an indefinite carryforward period and (ii) limited the percentage of NOLs that may be used to offset taxable income to 80%.

Under the TCJA, the 80% limitation applies to NOLs arising in taxable years “beginning after” December 31, 2017, which for us would be our Fiscal 2019.  The TCJA, however, provides that the indefinite carryforward period applies to NOLs arising in taxable years “ending after” December 31, 2017, which for us would be our fiscal year commencing on April 1, 2017 and ending on March 31, 2018 (“Fiscal 2018”).   Based on these dates, the NOLs we generated during Fiscal 2018 would both (i) not be subject to the 80% limitation and (ii) have an indefinite life.

In preparing our financial statements for the quarter ended December 31, 2017 and the year ended March 31, 2018 (the “Relevant Periods”), we, in consultation with our third-party tax firm, determined that it was unlikely that Congress intended to provide this double benefit to the NOLs we generated during Fiscal 2018.  As a result, we determined that an appropriate approach would be to continue to limit the carryforward period during Fiscal 2018 to 20 years, rather than apply an indefinite life to these NOLs.

Based on our review of available accounting literature in connection with preparing our financial statements for the quarter ended June 30, 2018, we determined that we should apply the accounting changes implemented by the TCJA in accordance with the effective dates set forth in the TCJA.  Specifically, we determined that, based on the current language of the TCJA, the correct accounting treatment for the NOLs we generated during Fiscal 2018 is to apply an indefinite life to these NOLs.

Applying an indefinite life to the NOLs we generated during Fiscal 2018 enables the Company to utilize an increased amount of NOLs to offset the deferred tax liability created by the amortization of our indefinite-lived intangibles.  We determined that we should recognize an additional deferred tax benefit of $5.6 million for the three months ended December 31, 2017 and $6.0 million for the fiscal year ended March 31, 2018.  We determined that these changes had a material impact on the previously filed financial statements for the quarter ended December 31, 2017 and the fiscal year ended March 31, 2018.  As a result, on August 9, 2018, we filed an amended Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2017 and an amended Annual Report on Form 10-K/A for the year ended March 31, 2018, with restated financial statements and information for these periods.

This Form 10-K reflects the restated financial statements and information for Fiscal 2018 that we filed with the SEC on August 9, 2018 in our previously amended Quarterly and Annual Reports.

Results of Operations

Comparison of the years ended March 31, 2019, 2018 (As Restated) and 2017

The following table sets forth our results of operations for the fiscal years ended March 31, 2019, 2018 (As Restated)  and 2017 (“Fiscal 2019”, “Fiscal 2018” and “Fiscal 2017”, respectively). The period to period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

Operating revenues

	For the year ended March 31,			Aggregate Change
(in thousands)	2019	2018 (As Restated)	2017	2019 from 2018 (As Restated)		2018 (As Restated) from 2017
Service revenue	$4,774	$4,796	$3,618	$(22)	—	$1,178	33%
Spectrum lease revenue	729	729	729	—	—	—	—
Other revenue	996	830	440	166	20%	390	89%
Total operating revenues	$6,499	$6,355	$4,787	$144	2%	$1,568	33%

Overall operating revenues increased by $0.1 million, or 2% to $6.5 million in Fiscal 2019 from $6.4 million in Fiscal 2018. Service revenue remained relatively flat.  The increase in our operating revenues is principally due to equipment sales for our in-licensed product offering, Diga-Talk, under other revenue.

Service revenue increased by $1.2 million, or 33%, to $4.8 million for Fiscal 2018 from $3.6 million for Fiscal 2017. The increase is primarily attributable to our growing TeamConnect business.  The increase of $0.4 million in other revenue resulted principally from higher sales and rentals of our equipment for the TeamConnect business.

Cost of revenue

	For the year ended March 31,			Aggregate Change
(in thousands)	2019	2018 (As Restated)	2017	2019 from 2018 (As Restated)		2018 (As Restated) from 2017
Sales and service	$7,251	$7,898	$7,049	$(647)	-8%	$849	12%

Cost of revenue for Fiscal 2019 decreased by $0.6 million, or 8%, to $7.3 million from $7.9 million for Fiscal 2018.  The decrease is attributable to lower headcount costs due to employees being reassigned to other areas of the business to support our strategic initiatives, headcount reduction due to the business realignment and lower costs to maintain the 900 MHz TeamConnect network.

Cost of revenue for Fiscal 2018 increased by $0.8 million, or 12%, to $7.9 million from $7.1 million for Fiscal 2017.  The increase is attributable to the increase in the costs to maintain our PTT networks for our TeamConnect business of $0.2 million and $0.5 million related to an increase in depreciation for sites and equipment.

Gross loss

	For the year ended March 31,			Aggregate Change
(in thousands)	2019	2018 (As Restated)	2017	2019 from 2018 (As Restated)		2018 (As Restated) from 2017

Gross loss	$(752)	$(1,543)	$(2,262)	$791	-51%	$719	-32%

From Fiscal 2018 to Fiscal 2019, gross loss improved by $0.8 million to a gross loss of ($0.75 million). The improvement is due to lower handset sales, which were sold below cost, to end users for our TeamConnect business and lower headcount costs due to the reassignment of employees and headcount reductions to support our spectrum initiatives,  as well as lower costs related to maintaining our 900 MHz network.

From Fiscal 2017 to Fiscal 2018, Gross loss improved by $0.7 million to a gross loss of ($1.5 million). The primary drivers for the lower gross loss were the increase in operating revenues more than offsetting the increase in cost of revenue.

Operating expenses

	For the year ended March 31,			Aggregate Change
(in thousands)	2019	2018 (As Restated)	2017	2019 from 2018 (As Restated)		2018 (As Restated) from 2017

General and administrative	$25,620	$20,864	$22,553	$4,756	23%	$(1,689)	-7%
Sales and support	3,679	6,967	5,652	(3,288)	-47%	1,315	23%
Product development	2,311	2,352	2,316	(41)	-2%	36	2%
Restructuring costs	9,598	—	—	9,598	100%	N/A	N/A
Impairment of long-lived assets	782	—	—	782	100%	N/A	N/A
Total operating expenses	$41,990	$30,183	$30,521	$11,807	39%	$(338)	-1%

General and administrative expenses.  General and administrative expenses increased by $4.8 million to $25.6 million for Fiscal 2019, or 23%, from $20.9 million for Fiscal 2018.  To support our strategic initiatives, we had increased costs for $2.1 million in headcount and $1.7 million in professional services.

General and administrative expenses for Fiscal 2018 decreased by $1.7 million, or 7%, to $20.9 million from $22.6 million for Fiscal 2017. The decrease principally related to $5.4 million in costs incurred for the First Responder Network Authority (“FirstNet”) bid opportunity that occurred in Fiscal 2017.   This decrease was partially offset by increase in stock compensation costs, $0.9 million, increase in headcount and related costs, $0.9 million, and $0.8 million for increased costs of consulting services related to our spectrum initiatives.

Sales and support expenses. Sales and support expenses decreased by $3.3 million, or 47%, to $3.7 million for Fiscal 2019 from $7.0 million for Fiscal 2018.  The decrease was attributable to the reduction in workforce that occurred in Fiscal 2019 resulting in $2.7 million for lower headcount and related costs.

Sales and support expenses increased by $1.3 million, or 23%, to $7.0 million for Fiscal 2018 from $5.7 million for Fiscal 2017. The increase in expenses is due primarily to a $0.9 million increase in staff and compensation related costs, and in increase of $0.2 million for dealer commissions.

Product development expenses. Product development expenses remained flat at approximately $2.3 million for Fiscal 2019, 2018 and 2017.

Restructuring costs.  Restructuring costs of $8.7 million were incurred in Fiscal 2019 as a result of the April and June 2018 announcements of our plans  to shift our focus and resources to our spectrum initiatives at the FCC and to prepare for our commercialization of our spectrum assets for the future deployment of broadband networks, technologies and solutions.  In light of this shift in focus, the Board also approved a chief executive officer transition plan, under which, John Pescatore, our chief executive officer and president, transitioned to the position of vice chairman and Morgan O’Brien, our then-current vice chairman, assumed the position as our new chief executive officer.  In connection with the transition, we and Mr. Pescatore entered into a Continued Service, Consulting and Transition Agreement and a separate Consulting Agreement (the “CEO Transition Agreements”).  Also, we entered into consulting and transition agreements with several other key employees.

In addition, restructuring costs of $0.9 million were incurred due to the December 2018 approval by our board of directors for cost reductions and restructuring actions related to the transferring of the TeamConnect and pdvConnect businesses to A BEEP LLC, Goosetown Enterprises, Inc. and TeamConnect, LLC.

Impairment of long-lived assets. The impairment for Fiscal 2019 resulted from the carrying value of our TeamConnect radios not being fully recoverable due to the realigning of the business to focus on our spectrum initiatives.

Interest income

	For the year ended March 31,			Aggregate Change
(in thousands)	2019	2018 (As Restated)	2017	2019 from 2018 (As Restated)		2018 (As Restated) from 2017
Interest income	$1,462	$741	$128	$721	97%	$613	479%

Interest income increased by $0.7 million to $1.5 million for Fiscal 2019.  Interest income increased by $0.6 million to $0.7 million for Fiscal 2018.  The increase in interest income for Fiscal 2019 and 2018 were due to overall higher rate of return for the money market funds.

Other expense

	For the year ended March 31,			Aggregate Change
(in thousands)	2019	2018 (As Restated)	2017	2019 from 2018 (As Restated)		2018 (As Restated) from 2017

Other expense	$(28)	$(78)	$(28)	$50	-64%	$(50)	179%

The decrease in other expense for Fiscal 2019 related mainly to less disposals of equipment.  The increase in other expense for Fiscal 2018 related mainly to the loss on disposal for TeamConnect equipment.

Income tax expense (benefit)

	For the year ended March 31,			Aggregate Change
(in thousands)	2019	2018 (As Restated)	2017	2019 from 2018 (As Restated)		2018 (As Restated) from 2017
Income tax expense (benefit)	$685	$(6,498)	$6,498	$7,183	-111%	$(12,996)	-200%

In Fiscal 2019, analysis of the state operating loss carryforwards revealed that most of them are not indefinite.  As such, we recorded approximately $0.7 million of deferred tax expense and deferred tax liability from the inability to use the state NOL carryforward against the indefinite-lived intangible.

A non-cash income tax benefit of $6.5 million in Fiscal 2018 resulted from the passage of the TCJA on December 22, 2017, whereby net operating losses were changed to have an indefinite carryforward period.  Therefore, the deferred tax liabilities created for our FCC licenses, which are treated as indefinite-lived intangible assets, could be offset against the net operating losses, which could not occur prior to the new law.

In Fiscal 2017, we recorded a non-cash charge of $6.5 million to adjust the valuation allowance against substantially all of our deferred tax assets.

Liquidity and Capital Resources

At March 31, 2019, we had cash and cash equivalents of $76.7 million.

Our accounts receivable are heavily concentrated in one of our Tier 1 domestic carrier partners. As of March 31, 2019, our accounts receivable balance was approximately $444,000, of which approximately $135,000, or 31%, was due from a Tier 1 domestic carrier.

Cash Flows from Operating, Investing and Financing Activities

	For the year ended March 31,
(in thousands)	2019	2018 (As Restated)	2017
Net cash used by operating activities	$(23,089)	$(21,986)	$(26,504)
Net cash used by investing activities	$(1,666)	$(2,881)	$(2,391)
Net cash provided (used) by financing activities	$3,159	$(898)	$(485)

Net cash used by operating activities. Net cash used by operating activities was approximately $23.1 million, $22.0 million and $26.5 million in Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively.  The majority of net cash used by operating activities in Fiscal 2019 resulted from a net loss of $42.0 million, partially offset by non-cash compensation expense attributable to stock awards of $10.3 million, depreciation and amortization of $2.8 million, deferred income tax of $0.7 million and an increase in the restructuring reserve of $2.8 million. The majority of net cash used by operating activities in Fiscal 2018 resulted from the net loss of $24.6 million, partially offset by the $6.5 million tax benefit, of which $6.0 million was attributable to the TCJA, and by stock compensation expense of $5.6 million, depreciation and amortization of $2.8 million, and an increase in accounts payable and accrued expenses of $0.7 million. The majority of net cash used by operating activities in Fiscal 2017 resulted from the net loss of $39.2 million, partially offset by stock compensation expense of $4.7 million, deferred income taxes of $6.5 million, and depreciation and amortization of $2.2 million.

Net cash used by investing activities.  Net cash used by investing activities was approximately $1.7 million, $2.9 million and $2.4 million for Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively. For the year ended March 31, 2019, the net cash used by investing activities resulted from $0.9 million in wireless license acquisitions and $0.7 million for the purchase of equipment. For Fiscal 2018, the net cash used by investing activities principally resulted from $1.0 million for the buildout of our push-to-talk (“PTT”) networks for our TeamConnect business and $1.9 million for spectrum acquisitions.  For Fiscal 2017, the net cash used by investing activities principally resulted from $1.6 million for the buildout of our PTT networks for our TeamConnect business and $0.8 million for spectrum acquisitions.

Net cash provided (used) by financing activities.  Net cash provided by financing activities was $3.2 million for Fiscal 2019.  Net cash used by financing activity was $0.9 million and $0.5 million for Fiscal 2018 and Fiscal 2017, respectively.  For Fiscal 2019, the net cash provided by financing activities primarily resulted from $3.4 million in cash received from the proceeds of stock option exercises offset by taxes withheld and paid for employee stock awards of $0.2 million. For Fiscal 2018, the net cash used by financing activities primarily resulted from the taxes withheld and paid for employee stock awards of $0.7 million and the installment payment for our note payable of $0.5 million. For Fiscal 2017, the net cash used by financing activities primarily resulted from the repayment of our note payable of $0.5 million.

Capital Requirements. Our future capital requirements will depend on many factors, including: the timeline and results of our FCC initiatives; activities related to the commercializing our spectrum assets and our ability to sign customer contracts; the costs to retune our spectrum and relocate incumbents to qualify for broadband licenses; the costs of any additional spectrum we elect to purchase; the costs and ongoing obligations related to our former TeamConnect and pdvConnect businesses; the revenues we generate from royalties we may receive from our agreements we entered into with the buyers of our TeamConnect and our pdvConnect businesses as described in more detail below and our ability to control our operating expenses.  In April 2018, we announced a shift in the focus and resources of our Company to pursue the regulatory initiatives at the FCC and prepare for the future broadband opportunities.  In light of this shift in focus, our board of directors also approved a chief executive officer transition plan, under which, John Pescatore, our chief executive officer and president, transitioned to the position of vice chairman and Morgan O’Brien, our then-current vice chairman, assumed the position as our new chief executive officer.  In connection with the transition, we and Mr. Pescatore entered into the CEO Transition Agreements.  For Fiscal 2019, we recorded a charge of $1.8 million for the cash payments under the CEO Transition Agreements.  These payments will be made over twenty-four months ending on October 2020.  In addition, we recorded a non-cash $2.8 million charge for stock compensation expense due to modifications of Mr. Pescatore’s equity grants.  We also entered into consulting and transition and agreements with several other key employees.  For Fiscal 2019, we recorded an additional charge of $1.9 million for the cash payments to be made to those other key employees.  These payments will be made over eighteen months ending on October 2020.  In addition, we recorded a non-cash $1.7 million charge for stock compensation expense due to modifications to the equity grants of those key employees.

In January 2019, we announced that we had entered into agreements to transfer our TeamConnect and pdvConnect businesses.  Specifically, the Company entered into a (i) Customer Acquisition and Resale Agreement with A BEEP LLC (“A BEEP”) on January 2, 2019, (ii) a Customer Acquisition, Resale and Licensing Agreement with Goosetown Enterprises, Inc. (“Goosetown”) on January 2, 2019 and (iii) a memorandum of understanding with the principals of Goosetown on December 31, 2018.  We will continue operating our push-to-talk networks in the markets in which customers are being transferred and trunked facilities in other markets in which we hold FCC licenses.  In connection with transferring the TeamConnect and pdvConnect businesses, on December 31, 2018, our board of directors approved the following cost reduction actions: (i) the elimination of approximately 20 positions, or 30% of the Company’s workforce and (ii) the closure of its office in San Diego, California (collectively, the “December 2018 Cost-Reduction Actions”).  We expect, an additional $0.3 million of restructuring charges will be incurred during fiscal 2020 and 2021 related to employee retention costs.   Overall, we expect that the transfer of our TeamConnect and pdvConnect businesses and the December 2018 Cost-Reduction Actions will decrease our operating costs by approximately $2.1 million on an annualized basis.  The actions associated with the cost reduction and restructuring actions are anticipated to be completed by July 31, 2019.  It is anticipated that the related cash payments for severance costs will occur by the end of August 31, 2019.

On April 12, 2019, we filed a shelf registration statement (the “Shelf Registration Statement”) on Form S-3 with the SEC that was declared effective by the SEC on April 22, 2019, which permits us to offer up to $100 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination, including in units from time to time. Our Shelf Registration Statement is intended to provide us with additional flexibility to access capital markets for general corporate purposes, which may include working capital, capital expenditures, repayment of debt, other corporate expenses and acquisitions of complementary products, technologies or businesses.

We entered into a Controlled Equity OfferingSM Sales Agreement and a Sales Agreement (collectively, the “Sales Agreements”) with Cantor Fitzgerald & Co. and B. Riley FBR, Inc., respectively (collectively, the “Agents”), and on May 20, 2019, registered the sale of up to an aggregate of $40,000,000 in shares of our common stock in at-the-market sales transactions pursuant to the Sales Agreements under the Shelf Registration Statement. Through the date of this filing, we have not sold any shares of our common stock in at-the-market sales transactions or any securities under the Shelf Registration Statement.

We believe our cash and cash equivalents on hand will be sufficient to meet our financial obligations through at least the next 12 months.  To implement our business plans and initiatives we will need to raise additional capital.  We cannot predict with certainty, however, the exact amount or timing for any future capital raises. Our future capital requirements will depend on a number of factors, including the costs and timing of our FCC initiatives, our spectrum retuning activities, our future spectrum acquisitions and our operating activities and any revenues we generate through our commercialization activities.  See “Risk Factors” in this Annual Report for risks and uncertainties that could cause our costs to be more than we currently anticipate and/or our revenue and operating results to be lower than we currently anticipate.  We intend to raise additional capital through debt or equity financings, including pursuant to our Shelf Registration Statement, or through some other financing arrangement.  However, we cannot be sure that additional financing will be available if and when needed, or that, if available, we can obtain financing on terms favorable to us and our stockholders. Any failure to obtain financing when required will have a material adverse effect on our business, operating results, financial condition and liquidity.

Warranties. Our agreements with our customers generally include certain provisions for indemnifying them against liabilities if our services infringe a third-party’s intellectual property rights or for other specified reasons.

Contractual Obligations and Indebtedness

Leases. We are obligated under certain lease agreements for office space. These leases expire on May 7, 2019 through June 30, 2027. Rent expense amounted to $2.8 million, $2.5 million and $1.9 million for Fiscal 2019, 2018 and 2017, respectively.  For Fiscal 2019, 2018, and 2017, $1.7 million, $1.6 million, and $1.4 million, respectively, of the total rent expense was classified in cost of revenue and the remainder of the $1.1 million, $0.9 million and $0.5 million, respectively, was classified in operating expenses in the Consolidated Statements of Operations.

We entered into multiple lease agreements for tower site locations related to our TeamConnect business which we still operate. The lease expiration dates range from December 31, 2019 to June 30, 2026.

Restructuring reserve.  In April 2018, we announced a shift in our focus and resources in order to pursue the regulatory initiatives at the FCC and prepare for the future deployment of broadband and other advanced technologies and services.  In light of this shift in focus, the board of directors also approved a chief executive officer transition plan, under which, John Pescatore, the Company’s chief executive officer and president, transitioned to the position of vice chairman and Morgan O’Brien, the Company’s then-current vice chairman, assumed the position as the new chief executive officer.  In connection with the transition, the Company and Mr. Pescatore entered into a Continued Service, Consulting and Transition Agreement and a separate Consulting Agreement (the “CEO Transition Agreements”) and the Company also entered into additional consulting and transition agreements with several other key employees.

As of March 31, 2019, our contractual obligations, including estimated payments due by fiscal year, are as follows:

(in thousands)	Payments due by Fiscal Year
	Total	2020	2021-2022	2023-2024	After 2024
Operating lease obligations(1)	$14,437	$2,732	$4,723	$3,920	$3,062
Restructuring reserve(2)	2,655	2,093	562	—	—
Asset retirement obligations(3)	328	11	135	43	139
Total	$17,420	$4,836	$5,420	$3,963	$3,201

(1)

Represents aggregate rentals, under non-cancellable leases for office and tower site locations (exclusive of real estate taxes, utilities, maintenance and other costs borne by us) for the remaining terms of the leases as described in Note 15 in the Notes to the Consolidated Financial Statements in this Annual Report for further information.

(2)

Represents non-cancellable consulting agreements relating to the Continued Service, Consulting and Transition Agreement with Mr. Pescatore and Consulting and Transition Agreements with other key employees.  See Note 11 in the Notes to the Consolidated Financial Statements in this Annual Report for further information.

(3)	Represents the asset retirement obligations we have for our tower site locations. See Note 3 in the Notes to the Consolidated Financial Statements in this Annual Report for further information.

 Off-balance sheet arrangements

During Fiscal 2019, 2018 and 2017, we did not have any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed in Item 15 are filed as part of this report and appear on pages F-2 through F-30.

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

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of March 31, 2019, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), were not effective as of the end of the period covered by this Annual Report as a result of the material weaknesses in its internal control over financial reporting that existed as of such date as discussed below.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act).  Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Management, under the supervision of our Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework).  Based on that assessment, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2019 as a result of material weaknesses that existed as of such date as discussed below.

Material Weaknesses and Remedial Actions

As we previously disclosed, subsequent to filing our Form 10-K for year ended March 31, 2018 with the SEC on June 5, 2018, an error was discovered related to our interpretation and application of the effective dates of changes in the accounting treatment of our net operating losses in accordance with the new tax laws instituted by the Tax Cuts and Jobs Act of 2017, which was signed into law on December 22, 2017 (the “TCJA”).  As a result of this error, we filed a Form 10-Q/A for the quarterly period ended December 31, 2017 and a Form 10-K/A for the year ended March 31, 2018 with the SEC on August 10, 2018 to amend and restate our financial statements for those periods.

In our Form 10-K/A, our management, including our Chief Executive Officer and our Chief Financial Officer, determined that this error in interpretation and application of the new tax laws instituted by the TCJA, which was not detected timely by management, was the result of an inadequate design of controls pertaining to our review and analysis of changing tax legislation.  They also determined that this deficiency represented a material weakness in our internal control over financial reporting and that the material weakness was not remediated as of March 31, 2019. As a result, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that we did not maintain effective internal control over financial, including effective disclosure controls and procedures as of March 31, 2019.

In preparing this Form 10-K for the year ended March 31, 2019, our management, including our Chief Executive Officer and Chief Financial Officer, determined that we had improper segregation of duties and other design gaps caused by user access deficiencies within the design of our information technology controls that support our financial reporting processes, and that this deficiency represented a material weakness in our internal control over financial reporting as of March 31, 2019.  The material weakness did not result in any changes to our financial statements or results.

To remediate the material weakness in our controls related to our review and analysis of changing tax legislation, our management: (i) implemented new controls designed to evaluate the appropriateness of our income tax policies and procedures, (ii) put into place additional training programs focused on new tax legislation and (iii) implemented policies and procedures regarding the review and evaluation of tax guidelines published by the major accounting firms.  To remediate the material weakness in our controls related to user access to our information technology systems, our management: (i) promptly terminated the access granted to the individuals with incompatible duties and (ii) implemented new policies and procedures related to security access controls over our information technology systems.

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis.  A material weakness will not be deemed to be remediated, however, until management has implemented the remedial policies and procedures and there has been sufficient time to test the new controls to determine that the material weakness has been remediated.

In determining that the Company had material weaknesses in its internal control over financial reporting and its disclosure controls and procedures as of March 31, 2019, our management, including our Chief Executive Officer and our Chief Financial Officer, determined that the Company had not had sufficient time to test the new policies, procedures and controls to conclude that the material weaknesses discussed above had been remediated as of March 31, 2019.  We expect that both material weaknesses will be fully remediated by the first half of Fiscal 2020.

Attestation Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to the deferral allowed under the JOBS Act for emerging growth companies.

Changes in Internal Control Over Financial Reporting

Other than the policies and procedures we implemented to remediate the material weaknesses discussed above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(d) under the Exchange Act) during the quarterly period ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our directors, executive officers and corporate governance, including our Code of Business Conduct, will be included in the proxy statement for the 2019 annual meeting of the Company’s stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference. The full text of our Code of Business Conduct, which is the code of ethics that applies to all of our officers, directors and employees, can be found in the “Investors” section of our website accessible to the public at www.pdvwireless.com.

ITEM 11.  EXECUTIVE COMPENSATION

Information relating to our executive compensation will be included in the proxy statement for the 2019 annual meeting of the Company’s stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to the security ownership of certain beneficial owners and management will be included in the proxy statement for the 2019 annual meeting of the Company’s stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information relating to certain relationships and related transactions and director independence will be included in the proxy statement for the 2019 annual meeting of the Company’s stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to principal accountant fees and services will be included in the proxy statement for the 2019 annual meeting of the Company’s stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference.

PART IV.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following consolidated financial statements of the Company appear on pages F-2 through F-30 of this report and are incorporated by reference in Part II, Item 8:

Reports of Independent Registered Public Accounting Firms

Consolidated Financial Statements

Consolidated Balance Sheets as of March 31, 2019 and 2018 (As Restated)

Consolidated Statements of Operations for each of the three Years Ended March 31, 2019, 2018 (As Restated), and 2017

Consolidated Statements of Stockholders’ Equity for each of the three Years Ended March 31, 2019, 2018 (As Restated), and 2017

Consolidated Statements of Cash Flows for each of the three Years Ended March 31, 2019, 2018 (As Restated), and 2017

Notes to Consolidated Financial Statements

(a)(2) All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

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

10.7+

Executive Form of Notice of Grant of Stock Option and Stock Option Agreement under 2014 Stock Plan (filed as Exhibit 10.7 to the Annual Report on Form 10-K for the year ended March 31, 2015, filed with the SEC on June 10, 2015 and incorporated herein by reference)

10.8+

Non-employee Director Form of Notice of Grant of Stock Option and Stock Option Agreement under 2014 Stock Plan (filed as Exhibit 10.8 to the Annual Report on Form 10-K for the year ended March 31, 2015, filed with the SEC on June 10, 2015 and incorporated herein by reference)

10.9+

Non-employee Director Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement under 2014 Stock Plan (filed as Exhibit 10.9 to the Annual Report on Form 10-K for the year ended March 31, 2015, filed with the SEC on June 10, 2015 and incorporated herein by reference)

10.10+

Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement under 2014 Stock Plan (filed as Exhibit 10.8 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156))

10.11+

Form of Indemnification Agreement by and among the Company and its officers and directors (filed as Exhibit 10.9 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156))

10.12†

Asset Purchase Agreement, dated May 13, 2014, by and among the Company and FCI 900, Inc., ACI 900, Inc., Machine License Holding, LLC, Nextel WIP License Corp., and Nextel License Holdings 1, Inc. (filed as Exhibit 10.14 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156))

10.13

Letter Amendment to the Asset Purchase Agreement, dated May 28, 2014, by and among the Company and FCI 900, Inc., ACI 900, Inc., Machine License Holding, LLC, Nextel WIP License Corp., and Nextel License Holdings 1, Inc. (filed as Exhibit 10.15 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156))

10.14†

Management Services Agreement, dated September 15, 2014, by and between Sprint Spectrum, L.P. and the Company (filed as Exhibit 10.18 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156))

10.15†

License Agreement, dated September 15, 2014, by and between Sprint/United Management Company and the Company (filed as Exhibit 10.19 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156))

10.16†

Spectrum Rights Agreement, dated September 8, 2014, by and between PDV Spectrum Holding Company, LLC and Motorola Solutions, Inc. (filed as Exhibit 10.20 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156))

10.17+

pdvWireless, Inc. Executive Severance Plan (filed as Exhibit 99.1 to the Current Report on Form 8-K, filed with the SEC on March 27, 2015 and incorporated herein by reference (File No. 001-36827-15731791))

10.18+

Form of pdvWireless, Inc. Executive Severance Plan Participation Agreement (filed as Exhibit 99.2 to the Current Report on Form 8-K, filed with the SEC on March 27, 2015 and incorporated herein by reference (File No. 001-36827-15731791))

10.19+

Executive Form of Performance-Based Stock Option Agreement and Grant Notice under the 2014 Stock Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, filed with the SEC on February 16, 2016 and incorporated herein by reference)

10.20+

Executive Form of Performance-Based Restricted Stock Units Agreement and Grant Notice under the 2014 Stock Plan (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, filed with the SEC on February 16, 2016 and incorporated herein by reference)

10.21+

Non-employee Director Form of Restricted Stock Award Agreement and Grant Notice under the 2014 Stock Plan (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, filed with the SEC on February 16, 2016 and incorporated herein by reference)

10.22+

Executive Form of Time-Based Stock Option Agreement and Grant Notice under the 2014 Stock Plan (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, filed with the SEC on February 16, 2016 and incorporated herein by reference)

10.23+

Executive Form of Time-Based Restricted Stock Award Agreement and Grant Notice under the 2014 Stock Plan (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, filed with the SEC on February 16, 2016 and incorporated herein by reference)

10.24+

Continued Service, Consulting and Separation Agreement, dated April 23, 2018, by and between the Company and John Pescatore (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 23, 2018 and incorporated herein by reference)

10.25+

Consulting Agreement dated April 23, 2018, by and between the Company and John Pescatore (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 23, 2018 and incorporated herein by reference)

10.26

Controlled Equity Offering SM Sales Agreement, dated February 6, 2018, by and between the Company and Cantor Fitzgerald & Co. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, filed with the SEC on February 6, 2018 and incorporated herein by reference)

10.27

Sales Agreement, dated February 6, 2018, by and between the Company and B. Riley FBR, Inc. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, filed with the SEC on February 6, 2018 and incorporated herein by reference)

10.28†

Customer Acquisition and Resale Agreement, dated January 2, 2019, by and between the Company and A BEEP LLC (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, filed with the SEC on February 08, 2019 and incorporated herein by reference)

10.29†

Customer Acquisition, Resale and Licensing Agreement, dated January 2, 2019, by and between the Company and Goosetown Enterprises, Inc. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, filed with the SEC on February 08, 2019 and incorporated herein by reference)

10.30†

Memorandum of Understanding, dated December 31, 2018, by and between the Company and the principals of Goosetown Enterprises, Inc. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, filed with the SEC on February 08, 2019 and incorporated herein by reference)

10.31^#	Amendment to Customer Acquisition and Resale Agreement, dated March 31, 2019 by and between the Company and A BEEP, LLC
10.32#	Amendment to Customer Acquisition and Resale Agreement, dated March 31, 2019 by and between the Company and Goosetown Enterprises, Inc.
10.33^#	Amendment to Memorandum of Understanding and IP Assignment, dated March 31, 2019, by and between the Company and the principals of Goosetown Enterprises, Inc.
10.34^#	TeamConnect, LLC Amended and Restated Limited Liability Company Agreement, dated April 30, 2019
10.35+#	Amendment to Form of pdvWireless, Inc. Executive Severance Plan Participation Agreement.
21.1

Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2017, filed with the SEC on June 6, 2017 and incorporated herein by reference)

23.1#	Consent of Grant Thornton LLP Independent Registered Public Accounting Firm relating to the Consolidated Financial Statements of the Company for the year ended March 31, 2019
23.2#	Consent of PKF O’Connor Davies, LLP Independent Registered Public Accounting Firm relating to the Consolidated Financial Statements of the Company for the years ended March 31, 2018 and 2017
24.1#	Power of Attorney (included on signature page hereto)
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
†

Portions of this exhibit have been omitted pursuant to a request for confidential treatment pursuant to either Rule 406 under the Securities Act of 1933, as amended, or Rule 24b-2 of the Exchange Act of 1934, as amended, which request has been granted by the SEC.

*

The certification furnished in Exhibit 32.1 hereto is deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

#	Filed herewith.
^

 Certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in Woodland Park, State of New Jersey, on May 20, 2019.

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

Signature	Title	Date

/s/ Brian D. McAuley Brian D. McAuley	Chairman of the Board	May 20, 2019

/s/ Morgan E. O’Brien Morgan E. O’Brien	Chief Executive Officer (Principal Executive Officer)	May 20, 2019

/s/ Robert H. Schwartz	President & Chief Operating Officer	May 20, 2019
Robert H. Schwartz

/s/ Timothy A. Gray Timothy A. Gray	Chief Financial Officer (Principal Financial and Accounting Officer)	May 20, 2019

/s/ T. Clark Akers T. Clark Akers	Director	May 20, 2019

/s/ Rachelle B. Chong Rachelle B. Chong	Director	May 20, 2019

/s/ Greg W. Cominos Greg W. Cominos	Director	May 20, 2019

/s/ Greg Haller	Director	May 20, 2019
Greg Haller

/s/ Mark Hennessy Mark Hennessy	Director	May 20, 2019

/s/ Singleton B. McAllister	Director	May 20, 2019
Singleton B. McAllister

/s/ Paul Saleh Paul Saleh	Director	May 20, 2019

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

pdvWireless, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of pdvWireless, Inc.,  a Delaware corporation and subsidiaries (the “Company”) as of March 31, 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended March 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019, and the results of its operations and its cash flows for the year ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2019.

New York, New York

May 20, 2019

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

pdvWireless, Inc.

Woodland Park, NJ

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of pdvWireless, Inc. (the “Company”) as of March 31, 2018 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended March 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Previously Issued Financial Statements

As discussed in Notes 2 and 12 to the consolidated financial statements, the March 31, 2018 consolidated financial statements have been restated to correct a misstatement.

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

We served as the Company’s auditor from 2008 to 2018.

/s/ PKF O’Connor Davies, LLP

New York, New York

June 5, 2018, except for the effects of the restatement as discussed in Notes 2 and 12 to the consolidated financial statements, as to which the date is August 9, 2018.

pdvWireless, Inc.

Consolidated Balance Sheets

March 31, 2019 and 2018 (As Restated)

(dollars in thousands, except share data)

	2019	2018 (As Restated)
ASSETS
Current Assets
Cash and cash equivalents	$76,722	$98,318
Accounts receivable, net of allowance for doubtful accounts of $77 and $29, respectively	444	935
Inventory	—	173
Prepaid expenses and other current assets	1,180	850
Total current assets	78,346	100,276
Property and equipment	9,830	12,775
Intangible assets	107,548	106,606
Capitalized patent costs, net	184	197
Other assets	845	486
Total assets	$196,753	$220,340
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$5,106	$4,192
Restructuring reserve	2,758	—
Due to related parties	183	224
Deferred revenue	792	813
Total current liabilities	8,839	5,229
Noncurrent liabilities
Deferred revenue	3,466	4,257
Deferred income tax	685	—
Other liabilities	2,999	2,325
Total liabilities	15,989	11,811
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized and no shares outstanding at March 31, 2019 and March 31, 2018	—	—
Common stock, $0.0001 par value per share, 100,000,000 shares authorized and 14,739,145 shares issued and outstanding at March 31, 2019 and 14,487,650 shares issued and outstanding at March 31, 2018	1	1
Additional paid-in capital	349,227	335,767
Accumulated deficit	(168,464)	(127,239)
Total stockholders' equity	180,764	208,529
Total liabilities and stockholders' equity	$196,753	$220,340

See accompanying notes to consolidated financial statements.

pdvWireless, Inc.

Consolidated Statements of Operations

Years Ended March 31, 2019, 2018 (As Restated), and 2017

(dollars in thousands, except share data)

	2019	2018 (As Restated)	2017
Operating revenues
Service revenue	$4,774	$4,796	$3,618
Spectrum revenue	729	729	729
Other revenue	996	830	440
Total operating revenues	6,499	6,355	4,787
Cost of revenue
Sales and service	7,251	7,898	7,049
Gross loss	(752)	(1,543)	(2,262)
Operating expenses
General and administrative	25,620	20,864	22,553
Sales and support	3,679	6,967	5,652
Product development	2,311	2,352	2,316
Restructuring costs	9,598	—	—
Impairment of long-lived assets	782	—	—
Total operating expenses	41,990	30,183	30,521
Loss from operations	(42,742)	(31,726)	(32,783)
Interest expense	—	(3)	(5)
Interest income	1,462	741	128
Other expense	(28)	(78)	(28)
Loss before income taxes	(41,308)	(31,066)	(32,688)
Income tax expense (benefit)	685	(6,498)	6,498
Net loss	$(41,993)	$(24,568)	$(39,186)
Net loss per common share basic and diluted	$(2.88)	$(1.70)	$(2.72)
Weighted-average common shares used to compute basic and diluted net loss per share	14,575,787	14,450,715	14,390,641

See accompanying notes to consolidated financial statements.

pdvWireless, Inc.

Consolidated Statement of Stockholders’ Equity

Years Ended March 31, 2019, 2018 (As Restated), and 2017

(dollars in thousands, except share data)

	Number of Shares
	Preferred stock series AA	Common stock	Preferred stock series AA	Common stock	Additional paid-in capital	Accumulated deficit	Total
Balance at March 31, 2016	—	14,384,594	$—	$1	$325,670	$(63,485)	$262,186
Equity based compensation*	—	57,015	—	—	4,887	—	4,887
Stock option exercises	—	8,000	—	—	152	—	152
Shares withheld for taxes	—	(7,241)	—	—	(143)	—	(143)
Net loss	—	—	—	—	—	(39,186)	(39,186)
Balance at March 31, 2017	—	14,442,368	—	1	330,566	(102,671)	227,896
Equity based compensation*	—	53,513	—	—	5,602	—	5,602
Stock option exercises	—	13,740	—	—	267	—	267
Shares withheld for taxes	—	(21,971)	—	—	(668)	—	(668)
Net loss	—	—	—	—	—	(24,568)	(24,568)
Balance at March 31, 2018 (As Restated)	—	14,487,650	—	1	335,767	(127,239)	208,529
Cumulative effect of change in accounting principle	—	—	—	—	—	768	768
Balance at April 1, 2018	—	14,487,650	—	1	335,767	(126,471)	209,297
Equity based compensation*	—	89,461	—	—	10,301	—	10,301
Stock option exercises	—	169,003	—	—	3,368	—	3,368
Shares withheld for taxes	—	(6,969)	—	—	(209)	—	(209)
Net loss	—	—	—	—	—	(41,993)	(41,993)
Balance at March 31, 2019	—	14,739,145	$—	$1	$349,227	$(168,464)	$180,764

* Includes restricted shares issued.

See accompanying notes to consolidated financial statements.

pdvWireless, Inc.

Consolidated Statements of Cash Flows

Years Ended March 31, 2019, 2018 (As Restated), and 2017

(dollars in thousands)

	2019	2018 (As Restated)	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(41,993)	$(24,568)	$(39,186)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	2,846	2,845	2,232
Non-cash compensation expense attributable to stock awards	10,301	5,602	4,744
Deferred income taxes	685	(6,498)	6,498
Bad debt expense	218	22	58
Accretion expense	12	14	12
Loss on disposal of assets	54	86	29
Impairment of long-lived assets	782	—	—
Changes in operating assets and liabilities
Accounts receivable	273	(320)	(166)
Inventory	173	(45)	(35)
Prepaid expenses and other assets	69	(91)	(276)
Accounts payable and accrued expenses	914	757	(247)
Restructuring reserve	2,758	—	—
Due to related parties	(41)	224	—
Deferred revenue	(813)	(752)	(786)
Other liabilities	673	738	619
Net cash used by operating activities	(23,089)	(21,986)	(26,504)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible assets	(942)	(1,931)	(750)
Purchases of equipment	(724)	(950)	(1,640)
Payments for patent costs	—	—	(1)
Net cash used by investing activities	(1,666)	(2,881)	(2,391)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of notes payable	—	(497)	(495)
Proceeds from stock option exercises	3,368	267	153
Payments of withholding tax on net issuance of restricted stock	(209)	(668)	(143)
Net cash provided (used) by financing activities	3,159	(898)	(485)
Net change in cash and cash equivalents	(21,596)	(25,765)	(29,380)
CASH AND CASH EQUIVALENTS
Beginning of the year	98,318	124,083	153,463
End of the year	$76,722	$98,318	$124,083

See accompanying notes to consolidated financial statements.

pdvWireless, Inc.

Notes to Consolidated Financial Statements

1.	Nature of Operations

pdvWireless, Inc. (the “Company”) is a wireless communications company focused on developing and commercializing its spectrum assets to enable its targeted critical infrastructure and enterprise customers to deploy private broadband networks, technologies and solutions.  The Company is the largest holder of licensed spectrum in the 900 MHz band (896-901/935-940 MHz) throughout the contiguous United States, plus Hawaii, Alaska and Puerto Rico. On average, the Company holds approximately 60% of the channels in the 900 MHz band in the top 20 metropolitan market areas in the United States.

The Company is currently pursuing a regulatory proceeding at the Federal Communication Commission (“FCC”) that seeks to modernize and realign the 900 MHz band to increase its usability and capacity by allowing it to be utilized for the deployment of broadband networks, technologies and solutions.  At the same time, the Company is pursuing business opportunities with its targeted critical infrastructure and enterprise customers to build awareness and demand for its spectrum assets, assuming the Company achieves favorable results with its FCC initiatives.  The Company’s goal is to become the leading provider of broadband spectrum assets to critical infrastructure and enterprise customers.  Assuming its FCC initiatives are successful, the Company’s spectrum assets will enable its customers to deploy broadband networks, technologies and solutions that are private, secure, reliable and cost-effective and at the same time allow them to achieve their modernization objectives and regulatory obligations.

The Company was originally incorporated in California in 1997 and reincorporated in Delaware in 2014.  In November 2015, the Company changed its name from Pacific DataVision, Inc. to pdvWireless, Inc.  The Company maintains offices in Woodland Park, New Jersey and McLean, Virginia.

Historically, the Company generated revenue principally from its pdvConnect and TeamConnect businesses.  pdvConnect is a mobile communication and workforce management solution that enables businesses to locate and communicate with their field workers and improve the documentation of work events and job status.  The Company historically marketed pdvConnect primarily through two Tier 1 carriers in the United States.  In Fiscal 2016, it began offering a commercial push-to-talk (“PTT”) service, which was marketed as TeamConnect, in seven major metropolitan areas throughout the United States, including Atlanta, Baltimore/Washington, Chicago, Dallas, Houston, New York and Philadelphia.  The Company developed TeamConnect to address the needs of enterprises that value a tailored PTT solution addressing the management of their mobile workforce.  It primarily offered the TeamConnect service to customers indirectly through third-party sales representatives who were primarily selected from Motorola’s nationwide dealer network.

In June 2018, the Company announced its plan to restructure its business to align and focus its business priorities on its spectrum initiatives aimed at modernizing and realigning the 900 MHz band to increase its usability and capacity, including for the future deployment of broadband and other advanced technologies and services. In December 2018, the Company’s board of directors approved the transfer of the Company’s TeamConnect and pdvConnect businesses to help reduce its operating costs and to allow its management team to focus on its FCC initiatives and future broadband opportunities.  Specifically, the Company entered into: (i) a Customer Acquisition and Resale Agreement with A BEEP LLC, (“A BEEP”), on January 2, 2019 (ii) a Customer Acquisition, Resale and Licensing Agreement with Goosetown Enterprises, Inc, (“Goosetown”) on January 2, 2019, and (iii) a memorandum of understanding (“MOU”) with the principals of Goosetown on December 31, 2018.

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

A BEEP agreed to provide customer care, billing and collection services for all A BEEP Purchased Customers.  The Company continued to provide these services through April 1, 2019 to help facilitate the transitioning of the A BEEP Purchased Customers. Additionally, the Company will pay all site lease, backhaul and utility costs required to operate the MotoTRBO Systems for a two (2)-year period ending on January 2, 2021.  Within this two-year period, A BEEP will migrate the Purchased Customers off of the Company’s MotoTRBO Systems.

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

For the year ended March 31, 2019, there were no amounts earned or incurred by the Company under the A BEEP Agreement.

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

Goosetown agreed to provide customer care, billing and collection services for all Goosetown Purchased Customers.  The Company continued to provide these services through April 1, 2019 to help facilitate the transitioning of the Goosetown Purchased Customers. Additionally, the Company will pay all site lease, backhaul and utility costs required to operate the MotoTRBO Systems for a two (2)-year period ending on January 2, 2021.  Within this two-year period, Goosetown will migrate the Purchased Customers off of the Company’s MotoTRBO Systems.

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

For the year ended March 31, 2019, there were no amounts earned or incurred by the Company under the Goosetown Agreement.

TeamConnect LLC Agreements

The Company also entered into the MOU with TeamConnect LLC (the “LLC”), an entity formed by the principals of Goosetown (the “Goosetown Principals”).  The terms of the MOU provide that the Company will assign the intellectual property rights to its TeamConnect and pdvConnect related applications and software pursuant to the terms of an IP Assignment, Software Support and Development Services Agreement (the “IP Agreement”) to the LLC in exchange for a 19.5% ownership interest in the LLC upon the April 30, 2019 execution of the LLC’s Amended and Restated Limited Liability Company Agreement.  The Goosetown Principals have agreed to fund the future operations of the LLC, subject to certain limitations. The LLC will assume the Company’s software support and maintenance obligations under the Goosetown and A BEEP Agreements.  The LLC will also assume customer care services related to the Company’s pdvConnect applications.  The Company provided transition services to the LLC through April 1, 2019.

The Company is obligated to pay the LLC a monthly service fee for a  24-month period ending on  January 7, 2021 for its assumption of the Company’s support obligations under the Goosetown and A BEEP Agreements.  The Company is also obligated to pay the LLC a certain portion of the billed revenue received by the Company from pdvConnect customers for a 48-month period, (“Customer Services Payments”).

For the year ended March 31, 2019, the Company incurred $331,000 under the MOU.

Spectrum Initiatives

The Company’s spectrum is its most valuable asset.  While its current licensed spectrum can support narrowband and wideband wireless services, the most significant business opportunities the Company has identified require contiguous spectrum that allows for greater bandwidth than allowed by the current configuration of its spectrum.  As a result, the Company’s first priority is to continue to pursue its initiatives at the FCC seeking to modernize and realign a portion of the 900 MHz band to increase its usability and capacity by allowing it to accommodate the deployment of broadband networks, technologies and solutions.

In November 2014, the Company and the Enterprise Wireless Alliance (“EWA”) submitted a Joint Petition for Rulemaking to the FCC to propose a realignment of a portion of the 900 MHz band to create a 6 MHz broadband authorization, while retaining 4 MHz for continued narrowband operations.  In response to the Joint Petition, the FCC issued a public notice requesting comments from interested parties and asked a number of questions about the proposal. A number of parties, including several incumbent licensees, filed comments with the FCC expressing their views, including both support and opposition.  In May 2015, the Company and the EWA filed proposed rules with the FCC related to the Joint Petition.  Comments on the proposed rules were filed in June 2015 and reply comments in July 2015.

In August 2017, the FCC issued a Notice of Inquiry (“NOI”) announcing that it had commenced a proceeding to examine whether it would be in the public interest to change the existing rules governing the 900 MHz band to increase access to spectrum, improve spectrum efficiency and expand flexibility for a variety of potential uses and applications, including broadband and other advanced technologies and services. The FCC requested interested parties, including the Company, to comment on a number of questions related to three potential options for the 900 MHz band: (i) retaining the current configuration of the 900 MHz band, but increasing operational flexibility, (ii) reconfiguring a portion or all of the 900 MHz band to support broadband and other advanced technologies and services, or (iii) retaining the current 900 MHz band licensing and eligibility rules.  Because the FCC requested information on multiple options for the 900 MHz band, the NOI effectively superseded the Joint Petition and other pending proposals that involved the 900 MHz band.   The Company and EWA filed a joint response to the FCC’s NOI in October 2017 and reply comments in November 2017.

On March 14, 2019, the FCC unanimously adopted a Notice of Proposed Rulemaking (the “NPRM”) that endorses the Company’s objective of creating a broadband opportunity in the 900 MHz band for critical infrastructure and other enterprise users.  The NPRM generally proposes the Company’s recommended band plan concept and technical rules.  Importantly, the proposed technical rules include the Company’s recommended equipment specifications that will enable the deployment and use of available, globally standardized broadband LTE networks, technologies and solutions.

In the NPRM, the FCC has proposed three criteria for an applicant to secure a broadband license in a particular county within the U.S.: (i) the applicant must hold all 20 blocks of geographic Specialized Mobile Radio (“SMR”) licenses in the county; (ii) the applicant must reach agreement to relocate all incumbents in the broadband segment on a 1:1 voluntary channel exchange or demonstrate that the incumbents will be protected from interference; and (iii) the applicant must agree to return to the FCC all rights to geographic and site-based spectrum in the county in exchange for the broadband license.

The FCC requested comments from incumbents and other interested parties on a number of important topics in the NPRM that will have a material impact on the timing and costs of obtaining a broadband license.  As noted above, the broadband applicant must hold all 20 blocks of geographic SMR licenses in the county.  In certain areas, some of the SMR spectrum is being held in inventory by the FCC.  In the NPRM, the FCC requested comments on how a broadband applicant could acquire the FCC’s inventory of geographic SMR allocated spectrum.  Specifically, in considering whether to make its inventory of geographic SMR spectrum available to the broadband applicant, the FCC has asked whether it should do so only if the applicant meets a threshold number of its own geographic SMR licenses.  The FCC also questions how to mitigate a windfall that might thereby be attributed to the broadband applicant by the FCC’s action.  The Company will need to address this issue, both in this context and in the context of exchanging narrowband for broadband spectrum.

The NPRM also proposes a market-driven, voluntary exchange process for clearing the broadband spectrum.  An applicant seeking a broadband license for a particular county will need to demonstrate that it has entered into agreements with incumbents or that it can protect their narrowband operations from interference.  All incumbents must be accounted for before the broadband applicant can file an application with the FCC.  As the FCC recognized in the NPRM, this requirement, without some mechanism for preventing holdouts, could allow a single incumbent with a license for a single channel to thwart the FCC’s objective of creating a 900 MHz broadband opportunity in any county.

In the NPRM, the FCC has requested comments on different approaches to address the holdout situation.  One approach is based on a “success threshold” whereby once the potential broadband licensee has reached voluntary agreements with incumbents holding a prescribed percentage of channels in the broadband segment, remaining incumbents would become subject to mandatory relocations. In this and other approaches set forth in the NPRM, the potential broadband licensee would be responsible for providing comparable facilities and paying the reasonable costs of relocation.   The NPRM proposes to exempt from mandatory relocation “complex systems,” those with 65 or more integrated sites.  There are only a small number of complex systems in the country in the broadband segment proposed by the FCC, and all of them are operated by utilities or other critical infrastructure entities.

The Association of American Railroads (“AAR”) holds a nationwide geographic license for six non-contiguous private land mobile systems for business users (“B/ILT”) channels in the 900 MHz band, three of which are located within the FCC’s proposed broadband segment.  The spectrum is used by freight railroads for Advanced Train Control System (“ATCS”) operations.  The Company has recognized from the outset the importance of reaching agreement with the railroads about their relocation, and have worked with them throughout the FCC process.  The Company and the AAR are in agreement about the optimal solution.  However, this proposed solution will require an exemption from the relocation rules proposed by the FCC in the NPRM.

The NPRM also seeks comment on several different auction approaches for counties where the broadband segment cannot be cleared of incumbents, including overlay auctions that, again, would trigger mandatory relocation rights for the auction winner with the obligation of providing comparable facilities and paying reasonable relocation costs.  The Company believes the challenge of any proposed approach is achieving the appropriate balance between protecting incumbents’ rights to a minimally disruptive relocation process, and not preventing the deployment of broadband technologies on a timely and cost-effective basis.

While the NPRM proposes a 6 MHz broadband segment, it also asks for comment on a realignment of the entire 900 MHz band to create a 10 MHz broadband channel, citing suggestions from Southern California Edison and Duke Energy that this larger channel would better address their broadband needs.

The full text of the NPRM, and the comments and related correspondence filed in the 900 MHz Proceeding, are available on the FCC’s public website.  Comments to the NPRM are due on June 3, 2019 and reply comments will be due on July 2, 2019.  At the end of the reply comment period, the FCC’s next step could be the issuance of a Report and Order, a request for additional information, a decision to close the proceeding without further action, or some other action, and the timing of any such next step also remains uncertain.  In addition, the terms of any Report and Order may differ materially from the terms of the NPRM.

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

This Form 10-K reflects the restated financial statements and information for Fiscal 2018 filed by the Company with the SEC on August 9, 2018 in its previously amended Quarterly and Annual Reports.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the presentation of the corresponding amounts in the financial statements for the year ended March 31, 2019. These reclassifications had no effect on previously reported results of operations, cash flows, assets, liabilities or equity for the years presented.

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less at the time of purchase are considered cash equivalents. Cash equivalents are stated at cost, which approximates the quoted market value and include amounts held in money market funds.

Accounts Receivable

We offer pdvConnect as a mobile workforce management application directly through our sales force and indirectly through two domestic Tier 1 carriers. As of March 31, 2019 and 2018, we had accounts receivable balances owed to us by one Tier 1 domestic carrier representing approximately 31% and 53%, respectively, of our accounts receivable balances.

Allowance for Doubtful Accounts

An allowance for uncollectible receivables is estimated based on a combination of write-off history, aging analysis and any specific known troubled accounts. The Company reviews its allowance for uncollectible receivables on a quarterly basis. Past due balances meeting specific criteria are reviewed individually for collectability.

Changes in the allowance for doubtful accounts for the years ended March 31, 2019 and 2018 are summarized below (in thousands):

	2019	2018	2017
Balance at beginning of the year	$29	$53	$3
Bad debt expense	218	22	58
Write-offs	(170)	(46)	(8)
Balance at end of the year	$77	$29	$53

Inventory

Inventories as of March 31, 2018 consisted of vehicle-mounted devices, handsets, and accessories are valued at the lower of cost or net realizable value, with net realizable value being defined as replacement value using the First In, First Out method. Provisions are made periodically to reduce any excess, obsolete or slow moving inventory to its net realizable value.

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

As of March 31, 2019, the Company had an asset retirement obligation of approximately $0.3 million.

Changes in the liability for the asset retirement obligations for the years ended March 31, 2019 and 2018 are summarized below (in thousands):

	2019	2018	2017
Balance at beginning of the year	$316	$268	$204
Revision of estimate	—	34	52
Accretion expense	12	14	12
Balance at end of the year	$328	$316	$268

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

The licenses are tested for impairment on an aggregate basis, as we will be utilizing the wireless licenses on an integrated basis as a part of developing broadband.  In Fiscal 2019, the Company performed a step one quantitative impairment test to determine if the fair value is greater than carrying value.  Estimated fair value is determined using a market-based approach.  In Fiscal 2018 and 2017, the Company used a qualitative approach to test indefinite-lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing.

Patent Costs

Costs to acquire a patent on certain aspects of the Company’s technology have been capitalized. These amounts are amortized, subject to periodic evaluation for impairment, over statutory lives following award of the patent. Gross patent costs are approximately $572,000 at March 31, 2019 and March 31, 2018 and the associated accumulated amortization amounted to approximately $388,000 and $375,000, respectively. Amortization expense was approximately $13,000 per year for the years ended March 31, 2019, 2018 and 2017 respectively. The amortization expense is estimated to aggregate $13,000 per year over the next five year period.  Renewal costs are expensed when incurred.

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in Accounting Standards Update 2014-09, Revenue from Contracts with Customers, (“ASC 606”). A contract’s transaction price is allocated to each distinct performance obligation and is recognized as revenue when, or as, the performance obligation is satisfied, which typically occurs when the services are rendered. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. The Company’s contracts with customers may include multiple performance obligations. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price. It generally determines standalone selling prices based on the prices charged to customers under contracts involving only the relevant performance obligation. Judgment may be used to determine the standalone selling prices for items that are not sold separately, including services provided at no additional charge. Most of our performance obligations are satisfied over time as services are provided.

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company has determined that certain sales commissions meet the requirements to be capitalized and have been recorded as an asset upon the Company’s adoption of ASC 606.

Cost of Revenue

The Company’s historical cost of revenue relating to its TeamConnect service offering includes the costs of operating its dispatch network and its cloud-based solutions and to a lesser degree, the costs associated with the sales of the relevant user devices. With respect to sales of its historical software applications through its wireless carrier partners, cost of revenue includes the portion of service revenue retained by its domestic Tier 1 carrier partners pursuant to its agreements with these parties, which may include network services, connectivity, SMS service, sales, marketing, billing and other ancillary services.

Shipping and Handling Costs

Costs associated with shipping and handling of two-way radios and accessories to dealers or end-user customers are recognized as incurred and included in cost of revenue in the Consolidated Statements of Operations.

Indirect Sales Commissions

As a result of adopting ASC 606, on April 1, 2018, cash considerations paid to its sales team and indirect dealers are capitalized as part of contract costs and amortized on a straight-line basis over the customer’s estimated contract period, which is an average of 24 months. The Company compensates its indirect sales representatives with an upfront commission and residual fees based on a customer’s continued use of its TeamConnect service.  When a commission is earned solely due to selling activity related to the Company’s TeamConnect service, the cost is capitalized as part of contract costs.  The Company reviews and records the estimated incentives payable to the indirect sales representatives as accrued expense on a monthly basis.

Product Development Costs

The Company charges all product and development costs to expense as incurred. Types of expense incurred in product and development costs include employee compensation, consulting, travel, facility costs and equipment and technology costs.

Advertising and Promotional Expense

The Company expenses advertising and promotional costs as incurred. Cooperative advertising reimbursements from vendors are recorded net of advertising and promotional expense in the period in which the related advertising and promotional expense is incurred. Advertising and promotional expense was approximately $39,000 for the year ended March 31, 2019, approximately $155,000 for the year ended March 31, 2018, and approximately $103,000 for the year ended March 31, 2017.

Stock Compensation

The Company accounts for stock options in accordance with US GAAP, which requires the measurement and recognition of compensation expense, based on the estimated fair value of awards granted to consultants, employees and directors. The Company estimates the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s statements of operations over the requisite service periods.  In the event the participant’s employment by or engagement with (as a director or otherwise) the Company terminates before exercise of the options granted, the stock options granted to the participant shall immediately expire and all rights to purchase shares thereunder shall immediately cease and expire and be of no further force or effect, other than applicable exercise rights for vested shares that may extend past the termination date as provided for in the participant’s applicable option award agreement.  Additionally, the Compensation Committee adopted an Executive Severance Plan (the “Severance Plan”) in February 2015, which was amended in February 2019, and the Company subsequently entered into Severance Plan Participation Agreements with its executive officers and certain key employees.  In addition to providing participants with severance payments, the Severance Plan provides for accelerated vesting and extends the exercise period for outstanding equity awards if the Company terminates a participant’s service for reasons other than cause, death or disability or the participant terminates his or her service for good reason, whether before or after a change of control (each of such terms as defined in the Severance Plan).

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

Changes in valuation allowance for the years ended March 31, 2019 and 2018 are summarized below (in thousands):

	2019	2018	2017
Balance at beginning of the year	$26,515	$36,908	$20,189
Charged (credited) to costs and expenses	685	(438)	6,498
Impacts related to the 2017 Tax Act	—	(6,060)	—
Changes in net loss carryforward and other	9,819	(3,895)	10,221
Balance at end of the year	$37,019	$26,515	$36,908

Accounting for Uncertainty in Income Taxes

The Company recognizes the effect of tax positions only when they are more likely than not to be sustained. Management has determined that the Company had no uncertain tax positions that would require financial statement recognition or disclosure. The Company is no longer subject to U.S. federal, state or local income tax examinations for periods prior to 2016. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Net Loss Per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. For purposes of the diluted net loss per share calculation, preferred stock, convertible notes payable-affiliated entities, stock options, restricted stock and warrants are considered to be potentially dilutive securities. Because the Company has reported a net loss for the years ended March 31, 2019, 2018 and 2017, diluted net loss per common share is the same as basic net loss per common share for those periods.

Common stock equivalents resulting from potentially dilutive securities approximated 1,421,000,  1,002,000 and 709,000 at March 31, 2019, 2018 and 2017, respectively, and have not been included in the dilutive weighted average shares of common stock outstanding, as their effects are anti-dilutive.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. Originally, entities were required to adopt ASU 2016-02 using a modified retrospective approach at the beginning of the earliest comparative period presented in the financial statements and the recognition of a cumulative-effect adjustment to the opening balance of retained earnings.  The FASB subsequently issued ASU 2018-10 and ASU 2018-11 in July 2018, which provide clarifications and improvements to ASU 2016-02 (collectively, the “new lease standard”).  ASU 2018-11 also provides the optional transition method which allows companies to apply the new lease standard at the adoption date instead of at the earliest comparative period presented and continue to apply the provisions of the previous lease standard in its annual disclosures for the comparative periods.  The new lease standard requires lessees to present a right-of-use asset and a corresponding lease liability on the balance sheet. Lessor accounting is substantially unchanged compared to the current accounting guidance. Additional footnote disclosures related to leases will also be required.

On April 1, 2019, the Company adopted the new lease standard using the optional transition method. The comparative financial information will not be restated and will continue to be reported under the previous lease standard in effect during those periods. In addition, the new lease standard provides a number of optional practical expedients in transition. The Company elected the package of practical expedients. As such, the Company will not reassess whether expired or existing contracts are or contain a lease; will not need to reassess the lease classifications or reassess the initial direct costs associated with expired or existing leases. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to the Company.

The new lease standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize right of use (“ROU”) assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition.  The Company elected the practical expedient to not separate lease and non-lease components for certain classes of assets (office buildings).

On April 1, 2019, the Company expects to recognize ROU assets in the range of approximately $7.0 to $8.0 million and lease liabilities in the range of approximately $9.0 to $10.0 million, derecognize deferred rent liability of approximately $2.0 million and record no adjustment to accumulated deficit. The Company does not expect the adoption of the new lease standard to impact its consolidated statements of operations and its statements of cash flows.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-based Payment Accounting.   ASU  2018-07 addresses several aspects of the accounting for nonemployee share-based payment transactions, including share-based payment transactions for acquiring goods and services from nonemployees.  ASU  2018-07 is effective for the Company’s fiscal year 2020 beginning April 1, 2019. The Company estimates the impact of adopting this guidance to be a reduction of approximately $0.3 million to $0.4 million to its accumulated deficit.

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

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718) Scope of Modification Accounting. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The adoption of ASU 2017-09 became effective for annual periods beginning after December 15, 2017 with prospective application.  The Company adopted this standard on April 1, 2018.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements or related disclosures.

4.  Revenue

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

Service Revenue.  The Company has historically derived its service revenue from a fixed monthly recurring unit price per user, with 30-day payment terms, for its pdvConnect, TeamConnect and Diga-talk service offerings.

pdvConnect is the Company’s proprietary cloud-based mobile resource management solution which has historically been sold as a separate software-as-a-service offering for dispatch-centric business customers who utilize Tier 1 cellular networks, and to a lesser extent, who utilize land mobile radio networks not operated by the Company.  pdvConnect is sold directly by the Company or through two Tier 1 domestic carriers.  The service is contracted and billed on a month to month basis and the Company satisfies its performance obligation over time as the services are delivered.

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

Spectrum Revenue.  In September 2014, Motorola paid the Company an upfront, fully-paid fee of $7.5 million in order to use a portion of the Company’s wireless spectrum licenses. The payment of the fee is accounted for as deferred revenue on the Company’s consolidated balance sheets and is recognized ratably as the service is provided over the contractual term of approximately ten years.  The revenue recognized for the years ended March 31, 2019, 2018 and 2017 was approximately $729,000 each year.

Other Revenue.  The Company historically derived other revenue primarily from either the sale of radios and accessories for TeamConnect and Diga-talk as well as the rental of radios for TeamConnect based on 30-day payment terms.  The Company recognizes radio and accessory revenue when a customer takes possession of the device.

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

Contract Assets.  Contract assets include the portion of the Company’s future service invoices which has been allocated to the discounted price of the radios and amortized as a reduction against service revenue over the contract period.  As of March 31, 2019 and April 1, 2018, the Company had $0.3 million in total contract assets, of which $0.1 million was classified as a component of prepaid expenses and other current assets in our condensed consolidated balances sheets for both periods.  The amortization of the contract asset for the year ended March 31, 2019 was not significant.

The Company also recognizes a contract asset for the incremental costs of obtaining a contract with a customer.  These costs include commissions for sales people and commissions paid to third-party dealers.  These costs are amortized ratably using the portfolio approach over the estimated customer contract period.  The Company reviews the contract asset on a periodic basis to determine if an impairment exists.  If it is determined that there is an impairment, the contract asset will be expensed.  Under the previous accounting standard, the Company expensed commissions as incurred.  As of March 31, 2019 and April 1, 2018, the Company had $0.5 million and $0.6 million, respectively, of deferred costs related to expenses required to obtain or fulfill a contract.  Of these total deferred costs, as of March 31, 2019, $0.3 million was recorded as a component of prepaid and other current assets.  As of April 1, 2019, $0.4 million were recorded as a component of prepaid and other current assets.  In addition, the Company recorded $0.5 million resulting from the amortization of its contract assets during the year ended March 31, 2019 in selling, general and administrative expenses in its consolidated statement of operations.

The following table presents the activity for the Company’s contract assets (in thousands):

Contract Assets
Balance as of April 1, 2018	$768
Additions	284
Amortization	(558)
Impairment	(58)
Balance at March 31, 2019	$436

Contract liabilities.  Contract liabilities primarily relate to advance consideration received from customers for spectrum services, for which revenue is recognized over time, as the services are performed.  These contract liabilities are recorded as deferred revenue on the balance sheet. The related liability as of March 31, 2018 of $5.1million has been reduced by revenue recognized in the year ended March 31, 2019 of $0.9 million leaving a remaining liability of $4.2 million as of March 31, 2019.

Adoption Impact.  The following table is a comparison of the reported results of operations for the year ended March 31, 2019 compared to the amounts that would have been reported had the Company not adopted ASC 606 (in thousands):

	Impact on change in accounting policy

		Impact of
	As Reported	ASC 606	Legacy GAAP
Service revenue	$4,774	$108	$4,882
Spectrum revenue	729	—	729
Other revenue	996	(94)	902
Sales and support	3,679	(318)	3,361
Net (loss)/income	(41,993)	332	(41,661)
Net loss per common share basic and diluted	$(2.88)	$0.02	$(2.86)

The following table is a comparison of certain consolidated balance sheet captions under ASC 606 to the balance sheet results using the historical accounting method:

	Impact on change in accounting policy

	As reported	Impact of	Legacy GAAP
	March 31, 2019	ASC 606	March 31, 2019
Prepaid and other current assets	$1,180	$(313)	$867
Other assets	845	(124)	721
Deferred revenue, short term and long term	4,258	—	4,258
Accumulated deficit	(168,464)	437	(168,027)

5.  Inventory

Inventory consists of the following at March 31, 2019 and March 31, 2018 (in thousands):

	2019	2018
Mobile devices	$-	$88
Handsets	-	51
Accessories	-	34
Total inventory	$-	$173

6.  Property and Equipment

Property and equipment consists of the following at March 31, 2019 and March 31, 2018 (in thousands):

	Estimated
	useful life	2019	2018
Network sites and equipment	5-10 years	$15,954	$15,263
Computer equipment	5-7 years	140	184
Computer software	1-3 years	28	10
Furniture and fixture and other equipment	2-5 years	1,026	1,418
Leasehold improvements	Shorter of the lease term or 10 years	351	344
		17,499	17,219
Less accumulated depreciation		7,952	5,468
		9,548	11,751
Construction in process		283	1,024
Property and equipment, net		$9,830	$12,775

Depreciation expense for the years ended March 31, 2019, 2018 and 2017 amounted to approximately $2.8 million, $2.8 million and $2.2 million, respectively; approximately $2.6  million, $2.6 million and $2.0 million, respectively, of such depreciation expense was classified as cost of revenue while the remainder was classified as operating expenses in the Company’s Consolidated Statements of Operations. During the year ended March 31, 2019, the Company recorded a $0.8 million non-cash charge for long-lived asset impairment of its radio assets to reduce the carrying value to the estimated recoverable amount.  Leasehold improvements include certain allowances for tenant improvements related to the expansion of the Company’s corporate headquarters. As of March 31, 2019, construction in progress primarily relates to various software and web projects being developed internally. As of March 31, 2018, construction in process includes the expenditures related to the costs to establish the Company’s dedicated wide-area, two-way radio dispatch networks in certain metropolitan areas. During the year ended March 31, 2018, $0.5 million costs in construction in process were expensed for assets that were not put into use.

7.  Intangible Assets

Wireless licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but instead are tested for impairment annually, or more frequently if an event indicates that the asset might be impaired. There were on impairment charges related to the Company’s indefinite-lived intangible assets during the years ended March 31, 2019,  2018 and 2017.

During the years ended March 31, 2019 and 2018, the Company entered into agreements with several third parties in multiple U.S. markets to acquire wireless licenses for cash consideration, upon FCC approval.

Intangible assets consist of the following at March 31, 2019 and March 31, 2018 (in thousands):

Wireless Licenses
Balance at March 31, 2017	$104,676
Acquisitions	1,930
Balance at March 31, 2018	$106,606
Acquisitions	942
Balance at March 31, 2019	$107,548

8.  Accounts Payable and Accrued Expenses

The table below provides additional information related to the Company’s accounts payable and accrued expenses at March 31, 2019 and March 31, 2018 (in thousands).

	2019	2018
Accounts payable and accrued expenses
Accounts payable	$743	$479
Accrued employee related expenses	2,623	2,337
Accrued expenses	825	590
Other	915	786
Total accounts payable and accrued expenses	$5,106	$4,192

9.  Related Party Transactions

During the year ended March 31, 2019, the Company incurred $141,000 in consulting fees to a consultant firm who is an affiliate of a significant holder of the Company. As of March 31, 2019, the Company owes $5,000 to the consulting firm.  No such services were provided for the years ended March 31, 2018 and 2017.

The Company purchased $0.4 million and $0.9 million of equipment from Motorola for the years ended March 31, 2019 and 2018 respectively.  The Company recognized approximately $729,000 each year in Spectrum revenue for the years ended March 31, 2019, 2018 and 2017.  As of March 31, 2019 and 2018, the Company owes $60,000 and $224,000 to the equipment supplier, respectively.

For the year ended March 31, 2019, the Company incurred $331,000 under the MOU previously discussed in Note 1.  As of March 31, 2019, the Company owes $118,000 to the LLC.

10.  Note Payable

During the year ended March 31, 2016, the Company entered into a promissory note in the amount of $1,289,013 with a third party in exchange for wireless licenses.  The term of the note was through March 15, 2018 and bore a fixed rate of interest of 0.55% per annum, which was based on the Short-Term Applicable Federal Rate on the closing date.  For the year ended March 31, 2018, the Company had repaid $497,265, respectively, in principal.  There was no outstanding borrowings on the promissory note as of March 31, 2019 and 2018.

For the fiscal years 2018 and 2017, total interest expense on all notes payable was approximately $3,000 and $5,000, respectively.  There was no interest expense for fiscal year 2019.

11. Impairment and Restructuring Charges

Long-lived Asset Impairment.

During the year ended March 31, 2019, the Company reviewed assets designated for its TeamConnect business.  As a result of the Company’s shift to better align and focus its business priorities on its spectrum initiatives, it determined that the carrying value of radios and related accessories were not fully recoverable.  As a result, the Company recorded a non-cash asset impairment charge of $0.8 million in the year ending March 31, 2019, to reduce the carrying value of these assets to zero.

Restructuring Charges.

April 2018 and June 2018 restructuring activities

In April 2018, the Company announced a shift in its focus and resources in order to pursue the regulatory initiatives at the FCC and prepare for the future deployment of broadband and other advanced technologies and services.  In light of this shift in focus, the board of directors also approved a chief executive officer transition plan, under which, John Pescatore, the Company’s chief executive officer and president, transitioned to the position of vice chairman and Morgan O’Brien, the Company’s then-current vice chairman, assumed the position as the new chief executive officer.  In connection with the transition, the Company and Mr. Pescatore entered into a Continued Service, Consulting and Transition Agreement and a separate Consulting Agreement (the “CEO Transition Agreements”) and the Company also entered into additional consulting and transition agreements with several other key employees. As of March 31, 2019, the Company recorded a liability of $2.7 million, of which $2.1 million is reflected in restructuring reserve and $0.6 million in other non-current liabilities, for the cash payments under both the CEO Transition Agreements with Mr. Pescatore and the consulting and transition agreements with other key employees payable within the next twelve to eighteen months.  In addition, for the year ended March 31, 2019, the Company recorded a non-cash $1.7 million charge for stock compensation expense due to modifications to the key employee stock grants recorded in restructuring costs.  For the year ended

March 31, 2019, the Company recorded a non-cash $4.6 million charge for stock compensation expense due to modifications to Mr. Pescatore’s stock grants and the key employee stock grants.

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

For the year ended March 31, 2019, total restructuring costs related to the April 2019 and June 2018 restructuring activities were $8.7 million consisting of $4.6 million of stock compensation expense, $3.7 million for the CEO Transition Agreements and the additional consulting and transition agreements with other key employees, as well as $0.4 million related to employee severance and benefit costs.  Restructuring efforts has been completed by March 31, 2019.

For the year ended March 31, 2019, total accrued restructuring charges for the April 2018 and June 2018 restructuring activities were as follows (in thousands):

Restructure Activity
Balance at March 31, 2018	$—
Severance costs	408
Consulting costs	3,721
Facility exit	3
Cash payments	(1,477)
Balance at March 31, 2019	2,655
Less amount classified as current liabilities - restructuring reserve	2,093
Noncurrent liabilities - included in other liabilities	$562

December 2018 cost reductions

On December 31, 2018, the Company’s board of directors approved the following cost reduction actions: (i) the elimination of approximately 20 positions, or 30% of the Company’s workforce and (ii) the closure of its office in San Diego, California (collectively, the “December 2018 Cost-Reduction Actions”).   For the year ended March 31, 2019, the company recorded an additional restructuring charge relating to the December 2018 Cost-Reduction Actions amounting to $0.9 million consisting of $0.8 million related to employee severance and benefit costs and $0.1 million in facility exit costs for our San Diego, California office.  An additional $0.3 million of restructuring charges will be incurred during fiscal 2020 and 2021 related to employee retention costs.  The Company anticipates that the cost reduction and restructuring actions will be completed by July 31, 2019 and that the related cash payments for severance costs will occur by the end of August 31, 2019.

For the year ended March 31, 2019, total December 2018 cost reduction charges were as follows (in thousands):

Restructure Activity
Balance at March 31, 2018	$—
Severance costs	794
Facility exit	110
Cash payments	(225)
Balance at March 31, 2019	679
Less amount classified as current liabilities - restructuring reserve	665
Noncurrent liabilities - included in other liabilities	$14

12.  Income Taxes

On December 22, 2017, new tax provisions were instituted under the Tax Cuts and Jobs Act of 2017 (“TCJA”) were signed into law. The TCJA includes numerous changes to existing tax law, including a permanent reduction in the federal corporate income tax rate from 35% to 21%. The rate reduction is effective as of January 1, 2018. Another provision included in the law is that net operating losses (“NOLs”) incurred in years ending after December 31, 2017 may be carried forward indefinitely. The Company now can consider indefinite lived assets and the associated deferred tax liability as a source of future taxable income when assessing the potential to realize future tax deductions from indefinite carryforwards of NOLs and interest expense.

The Company had federal and state NOLs of approximately $91.7 million at March 31, 2017, expiring in varying amounts from 2019 through 2037. For the year ended March 31, 2018, the Company incurred an operating loss of approximately $34.1 million which, per the provision in the TCJA does not expire and is not subject to the 80% of taxable income limitation upon usage. For the year ended March 31, 2019, the Company incurred a net operating loss of approximately $40.0 million, which is carried forward indefinitely, but can only offset 80% of taxable income when used.

The Company has deferred tax assets of approximately $40.7 million and $30.9 million relating principally to the NOLs as of March 31, 2019 and 2018, respectively. Federal NOL carryforwards may be subject to limitations as a result of the change in ownership that occurred in the year ended March 31, 2015 as defined under Internal Revenue Code Section 382.    State NOL carryforwards are subject to limitations which differ from federal law in that they may not allow the carryback of net operating losses and have shorter carryforward periods.

Accounting Standards Codification Topic 740, Income Taxes, requires that a valuation allowance be recorded to reduce deferred tax assets when it is more likely than not that the tax benefit of the deferred tax assets will not be realized. The evaluation includes the consideration of all available evidence, both positive and negative, regarding historical operating results including recent years with reported losses, the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards, and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carryforward from expiring unused. In situations where a three-year cumulative loss condition exists, accounting standards limit the ability to consider projections of future results as positive evidence to assess the realizability of deferred tax assets.  In Fiscal 2018, the Company’s financial results reflected a three-year cumulative loss. The three-year cumulative loss constitutes significant negative evidence, limiting the Company’s ability to consider other positive evidence, such as the Company’s projections for future growth. Based upon the TCJA provision related to the NOL arising from years ending after December 31, 2017, the Company now can consider indefinite lived assets and the associated deferred tax liability as a source of future taxable income when assessing the potential to realize future tax deductions from indefinite carryforwards of net operating losses and interest expense  Consequently, in Fiscal 2018 the Company recorded a non-cash benefit of $6.5 million as a reduction in valuation allowance against substantially all of its deferred tax assets.

For Fiscal 2019, analysis of the state NOL carryforwards revealed that most of them are not indefinite. The Company’s financial results continued to reflect a three-year cumulative loss and as a result a full valuation allowance should be maintained.  The Company recorded $0.7 million of deferred tax expense and deferred tax liability from the inability to use the state NOL carryforwards against the indefinite-lived intangible. This valuation allowance has no effect on the Company’s ability to utilize the deferred tax assets to offset future taxable income, if generated. As required by GAAP, the Company will continue to assess the likelihood that the deferred tax assets will be realizable in the future and the valuation allowance will be adjusted accordingly. The tax benefits relating to any reversal of the valuation allowance on the net deferred tax assets in a future period will be recognized as a reduction of future income tax expense in that period.

In May 2018, the Company received notice from the Internal Revenue Service that it would be auditing the Company’s tax return for the period ended March 31, 2016.  This audit was closed with no changes on March 11, 2019.

Net deferred tax assets and liabilities consist of the following as of March 31, 2019 and 2018 (in thousands):

	2019	2018 (As Restated)
Deferred tax asset
Allowance for uncollectible accounts	$19	$7
Restructuring reserve	820	—
Deferred rent	569	513
Accrued expenses	386	197
Deferred revenue	1,034	1,214
Asset retirement obligations	10	7
Net operating loss carryforward	40,739	30,925
Charitable contributions carryforward	58	—
Stock compensation expense	786	88
Total deferred tax asset	44,421	32,951
Deferred tax liability
Property and equipment	(264)	(375)
Definite-lived intangible assets	(6)	(1)
Indefinite-lived intangible assets	(7,817)	(6,060)
Total deferred tax liability	(8,087)	(6,436)
Total deferred tax assets and liabilities	36,334	26,515
Valuation allowance	(37,019)	(26,515)
Net deferred tax assets and liabilities	$(685)	$—

The components of the income tax expense (benefit) for the years ended March 31, 2019 and 2018 are as follows (in thousands):

	2019	2018 (As Restated)
Current:
Federal	$—	$—
State	—	—
Total current	—	—

Deferred:
Federal	—	(5,971)
State	685	(527)
Total deferred	685	(6,498)

Total income tax expense (benefit)	$685	$(6,498)

The differences between the United States federal statutory tax rate and the Company's effective tax rate for the years ended March 31, 2019 and 2018 are as follows (in thousands):

	2019		2018 (As Restated)
Statutory federal tax	$(8,675)	21%	$(10,563)	34%
State income taxes, net of federal benefit	(1,483)	4%	(932)	3%
Incentive stock option expense	681	-2%	—	—
Other permanent differences	93	0%	2,071	-7%
Restricted stock shortfall/windfall	(435)	1%	(118)	0%
Change in valuation allowance - Federal	9,819	-24%	2,986	-10%
Change in valuation allowance - State	685	-2%	—	—
Prior-year adjustments	—	0%	58	0%
	$685	-2%	$(6,498)	21%

13.  Stock Acquisition Rights, Stock Options and Warrants

The Company established the pdvWireless 2014 Stock Plan (the “2014 Stock Plan”) to attract, retain and reward individuals who contribute to the achievement of the Company’s goals and objectives. This 2014 Stock Plan superseded previous stock plans although under such previous plans, 25,711 stock options were outstanding and vested as of March 31, 2019.

The Company’s board of directors has reserved 3,805,223 shares of common stock for issuance under its 2014 Stock Plan as of March 31, 2019. The number of shares will continue to automatically increase each January 1  through January 1, 2024 by an amount equal to the lesser of (i) 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or (ii) a lesser amount determined by the board of directors.  Effective January 1, 2019, the board of directors declined to accept the full automatic increase to the 2014 Stock Plan and elected to increase the shares authorized and reserved for issuance under the 2014 Stock Plan by 293,528 shares which represented 2% of the of the common stock issued and outstanding as of December 31,2018.

Restricted Stock and Restricted Stock Units

A summary of non-vested restricted stock activity for the years ended March 31, 2019 and 2018 is as follows:

		Weighted
		Average
	Restricted	Grant Day
	Stock	Fair Value
Non-vested restricted stock outstanding at March 31, 2017	127,457	$25.10
Granted	144,482	24.41
Forfeited	(1,638)	(24.28)
Vested	(52,488)	(24.94)
Non-vested restricted stock outstanding at March 31, 2018	217,813	24.69
Granted	171,780	31.58
Forfeited	(28,798)	(25.39)
Vested	(81,583)	(25.45)
Non-vested restricted stock outstanding at March 31, 2019	279,212	$28.71

The Company recognizes compensation expense for restricted stock on a straight-line basis over the explicit vesting period. Vested restricted stock units are settled and issuable upon the earlier of the date the employee ceases to be an employee of the Company or a date certain in the future.  Stock compensation expense related to restricted stock inclusive of the modification described below, was approximately $4.1 million for the year ended March 31, 2019 and $1.9 million for the year ended March 31, 2018.

The Company entered into the CEO Transition Agreements on April 23, 2018.  It also entered into additional consulting and transition agreements with several other key employees during the year ended March 31, 2019.  As a result of these agreements, the Company determined that 56,362 of restricted stock units should be accounted for as a Type III modification (the award was not probable to vest prior to the modification but is probable of vesting under the modified condition) for the year ended March 31, 2019.  The expense recorded for these modifications was approximately $1.4 million for the year ended March 31, 2019 and is accounted for in restructuring costs.

Stock compensation expense for restricted stock is accounted for in general and administrative expense in the Company’s Consolidated Statement of Operations.  At March 31, 2019, there was $5.6 million of unvested compensation expense for the restricted stock, which is expected to be recognized over a weighted average period of 2.85 years.

Performance Stock Units

During the year ended March 31, 2019, the Company did not award any performance stock units under the 2014 Stock Plan.   Outstanding performance stock units represent the number of shares of the Company’s common stock that the recipient would receive upon the Company’s attainment of the applicable performance goals. The units will vest in full upon attainment of the performance goals.  Performance is based upon achievement, prior to January 13, 2020, of (A) a Final Order from the FCC providing for the creation and allocation of licenses for spectrum in the 900 MHz band consisting of paired blocks of contiguous spectrum, each containing at least 3 MHz of contiguous spectrum, authorized for broadband wireless communications uses and (B) the lack of objection by the Company's board of directors to the terms and conditions  (including, but not limited to, the rebanding, clearing and relocation procedures, license assignment and award mechanisms, and technical and operational rules) set forth or referenced in the Final Order.  These awards do not forfeit.

A summary of the Performance stock activity for the years ended March 31, 2019 and 2018 is as follows:

		Weighted
		Average
	Performance	Grant Day
	Stock	Fair Value
Performance stock outstanding at March 31, 2017	37,295	$25.81
Granted	71,843	22.75
Forfeited	—	—
Vested	—	—
Performance stock outstanding at March 31, 2018	109,138	23.80
Granted	—	—
Forfeited	—	—
Vested	—	—
Performance stock outstanding at March 31, 2019	109,138	$23.80

For the year end March 31, 2019, there was no stock compensation expense recognized for the performance stock units.  At March 31, 2019, there was approximately $2.6 million of unvested compensation expense.

Stock Options

A summary of Stock Option activity for the years ended March 31, 2019 and 2018 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Options outstanding at March 31, 2017	1,733,595	$22.79
Options granted	252,945	25.39
Options exercised	(5,740)	(18.69)
Options forfeited/expired	(12,426)	(26.91)
Options outstanding at March 31, 2018	1,968,374	23.11
Options granted	726,875	23.73
Options exercised	(169,003)	(19.93)
Options forfeited/expired	(602,612)	(23.08)
Options outstanding at March 31, 2019	1,923,634	$23.64	5.85	$22,782,999
Exercisable at March 31, 2019	1,543,003	$22.70	5.34	$19,638,772
Total vested or expected to vest at March 31, 2019	1,913,506	$23.62	5.83	$22,699,467

The Company entered into the CEO Transition Agreements on April 23, 2018.  It also entered into additional consulting and transition agreements with several other key employees during the year ended March 31, 2019.  As a result of these agreements, the Company determined that 574,434 stock options to purchase shares of common stock should be accounted for as a Type I modification (which does not change the expectation that the award will ultimately vest resulting from an increase in the term to exercise the options) for the year ended March 31, 2019.  The Company also determined that 56,250 stock options to purchase shares of common stock should be accounted for as a Type III modification for the year ended March 31, 2019.  As a result, the 580,684 stock options are reflected as new grants and the previous grants are treated as forfeited.

The Company awarded stock options to purchase 146,191 shares of common stock to employees and consultants during the year ended March 31, 2019, of which stock options to purchase 112,000 shares of common stock were awarded to employees and stock options to purchase 34,191 shares of common stock were awarded to consultants, and which each have a ten-year contractual life.  Of the 112,000 stock options to purchase shares of common stock that were granted in the year ended March 31, 2019, 100,000 stock options were granted to the President and 12,000 stock options were granted to employees. For the stock options granted to employees, 25% vests on the first anniversary of grant, and the remainder will vest in three equal annual installments thereafter.  For the stock option to purchase 100,000 shares of common stock awarded to the Company’s President, 50% of the option shares vest on the second anniversary of grant and 25% of the options shares vests in two annual installments thereafter.  Shares granted to employees are subject to vesting, future settlement conditions and other such terms as determined by the board of directors and set forth in the applicable award agreements.

The intrinsic value of stock options exercised was approximately $3.1 million at March 31, 2019.

Additional information regarding stock options outstanding at March 31, 2019 is as follows:

							Weighted
				Weighted			Average
				Average	Weighted		Exercise Price
Exercise			Number	Remaining	Average	Options	of Shares
Prices			Outstanding	Life in Years	Exercise Price	Exercisable	Exercisable
$13.25	-	$20.00	973,698	4.50	$19.82	973,698	$19.82
20.01	-	46.23	919,936	7.28	26.85	543,805	26.61
46.24	-	72.85	30,000	5.87	49.14	25,500	49.14
			1,923,634	5.85	$23.64	1,543,003	$22.70

The fair value of stock options granted is estimated on the date of grant using the Black-Scholes option valuation model. This stock-based compensation expense valuation model requires the Company to make assumptions and judgments regarding the variables used in the calculation. These variables include the expected term, the expected volatility of the Company’s common stock, expected risk-free interest rate, forfeiture rate and expected dividends. The Company calculates an expected term and volatility from the historical volatilities and terms of selected comparable public companies within its industry along with the Company’s short history regarding these variables.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the stock option. The Company estimates its forfeiture rate based on an analysis of its actual forfeitures and will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and other factors. The Company has never paid, and does not anticipate paying, any cash dividends in the foreseeable future, and therefore uses an expected dividend yield of zero in the option-pricing model.

The following assumptions were used to calculate the fair value of stock options:

	Year Ended	Year Ended
	March 31, 2019	March 31, 2018
Risk-free interest rate	2.41% to 2.68%	1.76% to 2.73%
Dividend yield	-%	-%
Volatility	49.71% to 50.30%	49.05%
Expected term	5 years	5 years
Forfeiture rate	3%	3%

Performance Stock Options

A summary of the Performance Stock Options as of March 31, 2019 and 2018 is as follows:

	Performance Options	Weighted Average Exercise Price	Weighted Average ContractualTerm	Aggregate Intrinsic Value
Performance Options outstanding at March 31, 2017	50,000	$25.81
Performance Options granted	129,945	25.84
Performance Options exercised	—	—
Performance Options forfeited/expired	—	—
Performance Options outstanding at March 31, 2018	179,975	25.83
Performance Options granted	—	—
Performance Options exercised	—	—
Performance Options forfeited/expired	—	—
Performance Options outstanding at March 31, 2019	179,945	$25.83	7.87	$—

The performance stock options will vest in full immediately upon attainment of the performance goals.  Performance is based upon the Company’s achievement, prior to January 13, 2020, of (A) a Final Order from the FCC providing for the creation and allocation of licenses for spectrum in the 900 MHz band consisting of paired blocks of contiguous spectrum, each containing at least 3 MHz of contiguous spectrum, authorized for broadband wireless communications uses and (B) the lack of objection by the Company's

Board of Directors to the terms and conditions  (including, but not limited to, the rebanding, clearing and relocation procedures, license assignment and award mechanisms, and technical and operational rules) set forth or referenced in the Final Order.

The stock compensation expense related to the consulting and transition agreements entered into by the Company for the year ended March 31, 2019 was $3.2 million.  This expense was incurred due to the Type I and Type III modifications resulting from the consulting and termination agreements.  The expense is accounted for in restructuring costs in the accompanying Consolidated Statement of Operations.

Stock compensation expense related to the amortization of the fair value of service based stock options issued was approximately $3.0 million, $3.7 million and $3.2 million for the years ended March 31, 2019, 2018, and 2017 respectively. There was no stock compensation expense related to the performance stock options issued during those periods.  Stock compensation expense is included as part of general and administrative expense in the accompanying Consolidated Statement of Operations.

The weighted average fair value for the stock option awards granted for the fiscal year ended March 31, 2019 was $7.82 per share. As of March 31, 2019, there was approximately $4.1 million of unrecognized compensation cost related to non-vested stock options granted under the Company’s stock option plans, of which $2.1 million pertains to the non-performance based stock options. The cost of the service based stock options is expected to be recognized over a weighted-average period of 2.38 years.

Motorola Investment

On September 15, 2014, Motorola invested $10.0 million to purchase 500,000 Class B Units of the Company’s subsidiary, PDV Spectrum Holding Company, LLC (at a price equal to $20.00 per unit). The Company owns 100% of the Class A Units in this subsidiary. Motorola has the right at any time to convert its 500,000 Class B Units into 500,000 shares of the Company’s common stock. The Company also has the right to force Motorola’s conversion into shares of its common stock. Motorola is not entitled to any assets, profits or distributions from the operations of the subsidiary. In addition, Motorola’s conversion ratio from Class B Units to shares of the Company’s common stock is fixed on a one-for-one basis, and is not dependent on the performance or valuation of either the Company or its subsidiary. The Class B Units have no redemption or call provisions and can only be converted into shares of the Company’s common stock. Management has determined that this investment does not meet the criteria for temporary equity or non-controlling interest due to the limited rights that Motorola has as a holder of Class B Units, and accordingly has presented this investment as part of its permanent equity within Additional Paid-in Capital in the accompanying financial statements.

14.  Supplemental Disclosure of Cash Flow Information

For the year ended March 31, 2019, the Company paid in cash approximately $31,000 in taxes.  The Company did not pay any interest for the year ended March 31, 2019.  The Company paid in cash approximately $15,000 in taxes and approximately $3,000 in interest during the year ended March 31, 2018.  The Company paid approximately $40,000 in taxes and approximately $5,000 in interest payments for the year ended March 31, 2017.

During the year ended March 31, 2017, the Company entered into a barter transaction with a third party whereby it acquired wireless licenses valued at approximately $307,000 consisting of approximately $269,000 related to use of the Company’s network along with radios and approximately $39,000 in cash.

The Company capitalized asset retirement obligations that amounted to approximately $34,000 and $52,000, for the years ended March 31, 2018 and 2017, respectively.  The Company did not capitalize any asset retirement obligations for the year ended March 31, 2019.

15.  Commitments and contingencies

Leasing Obligations

The Company is obligated under certain lease agreements for office space whose leases expire on various dates from May 7, 2019 through June 30, 2027, which includes a ten-year lease extension for the corporate office. The Company entered into multiple lease agreements for tower space related to its TeamConnect business. The lease expiration dates range from December 31, 2019 to June 30, 2026.

Rent expense amounted to approximately $2.8 million, approximately $2.5 million, and approximately $1.9 million for the years ended March 31, 2019, 2018, and 2017, respectively, of which approximately $1.7 million, approximately $1.6 million, and approximately $1.4 million, respectively, was classified as cost of revenue and the remainder of approximately $1.1 million, approximately $0.9 million, and approximately $0.5 million, respectively, was classified in operating expenses in the Consolidated Statements of Operations.  At March 31, 2019, accumulated deferred rent payable amounted to approximately $2.3 million and is included as part of other liabilities in the accompanying Consolidated Balance Sheet.

Aggregate rentals, under non-cancelable leases for office and tower space (exclusive of real estate taxes, utilities, maintenance and other costs borne by the Company) for the remaining terms of the leases for the year ended March 31, 2019 are as follows (in thousands):

2019
2020	$2,732
2021	2,549
2022	2,174
2023	2,027
2024	1,893
After 2024	3,062
Total	$14,437

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

The Company regularly reviews contingencies to determine the adequacy of its accruals and related disclosures. During the period presented, the Company has not recorded any accrual for loss contingencies associated with any claims or legal proceedings; determined that an unfavorable outcome is probable or reasonably possible; or determined that the amount or range of any possible loss is reasonably estimable. However, the outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty. Therefore, although management considers the likelihood of a material adverse outcome to be remote, if one or more of these legal matters were resolved against the Company in a reporting period, the Company’s consolidated financial statements for that reporting period could be materially adversely affected.

16.  Concentrations of Credit Risk

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

17.  Business Concentrations

For the years ended March 31, 2019 and 2018, the Company had one Tier 1 domestic carrier that accounted for approximately 25% and 39% of operating revenue, respectively.   For the year ended March 31, 2017, two Tier 1 carriers accounted for approximately 38% and 10% of operating revenue.  For the 2019, 2018, and 2017 fiscal years, operating revenues were from domestic sales.

As of March 31, 2019, and 2018, the Company had one Tier 1 domestic carrier that accounted for approximately 31% and 53%, respectively, of its accounts receivable.

18.  Selected Quarterly Financial Data (Unaudited)

Selected financial data by quarter was as follows (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Fiscal Year 2019 ended March 31, 2019	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating revenues	$1,872	$1,824	$1,501	$1,302	$6,499
Gross (loss) profit	$(274)	$26	$(113)	$(391)	$(752)
Net loss	$(12,302)	$(11,779)	$(8,351)	$(9,561)	$(41,993)
Net loss per common share basic and diluted	$(0.85)	$(0.81)	$(0.57)	$(0.65)	$(2.88)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Fiscal Year 2018 ended March 31, 2018	(Unaudited)	(Unaudited)	(As Restated) (Unaudited)	(As Restated) (Unaudited)	(As Restated)
Operating revenues	$1,465	$1,513	$1,601	$1,776	$6,355
Gross loss	$(235)	$(398)	$(415)	$(495)	$(1,543)
Net loss	$(7,910)	$(8,199)	$(99)	$(8,360)	$(24,568)
Net loss per common share basic and diluted	$(0.55)	$(0.57)	$(0.01)	$(0.59)	$(1.70)