Form 10-Q
period 2019-06-30
Anterix Inc.
filed 2019-08-08
CIK 1304492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________

FORM 10-Q

____________________________________

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-36827

____________________________________

Anterix Inc.

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

pdvWireless, Inc.

(Former name, former address and former fiscal year, if changed since last report)

____________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of Each Exchange on which registered
Common Stock, $0.0001 par value	ATEX	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At August 2, 2019, 17,075,836 shares of the registrant’s common stock were outstanding.

Anterix Inc.

FORM 10-Q

For the quarterly period ended June 30, 2019

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Form 10-Q”) includes statements of our expectations, intentions, plans, and beliefs that constitute “forward-looking statements.”  These forward-looking statements are principally, but not solely, contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements include, but are not limited to, statements about our strategies, plans, objectives, expectations, intentions, expenditures and assumptions and other statements contained herein that are not historical facts. Our forward-looking statements are generally, but not always, accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “should,” “will,” “may,” “plan,” “goal,” “can,” “could,” “continuing,” “ongoing,” “intend” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and projections about future events and financial, market and business trends. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause our actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. Many of these risks, uncertainties and other factors are beyond our ability to control, influence, or predict. The most significant of these risks, uncertainties and other factors are described in “Item 1A—Risk Factors” in Part II of this Form 10-Q and in our Annual Report on Form 10-K for the year ended March 31, 2019 filed with the Securities and Exchange Commission (the “SEC”) on May 20, 2019.  As a result, investors are urged not to place undue reliance on any forward-looking statements.  These forward-looking statements reflect our views and assumptions only as of the date such forward-looking statements were made. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1:  Consolidated Financial Statements

Anterix Inc.

Consolidated Balance Sheets

(dollars in thousands, except share data)

	June 30, 2019	March 31, 2019
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$69,022	$76,722
Accounts receivable, net of allowance for doubtful accounts of $155 and $77, respectively	297	444
Prepaid expenses and other current assets	1,188	1,180
Total current assets	70,507	78,346
Property and equipment, net	9,309	9,830
Right of use assets, net	7,568	—
Intangible assets	107,548	107,548
Capitalized patent costs, net	181	184
Other assets	819	845
Total assets	$195,932	$196,753
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$3,515	$5,106
Restructuring reserve	2,260	2,758
Due to related parties	110	183
Operating lease liabilities	1,624	—
Deferred revenue	779	792
Total current liabilities	8,288	8,839
Noncurrent liabilities
Operating lease liabilities	8,245	—
Deferred revenue	3,280	3,466
Deferred income tax	977	685
Other liabilities	598	2,999
Total liabilities	21,388	15,989
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized and no shares outstanding at June 30, 2019 and March 31, 2019	—	—
Common stock, $0.0001 par value per share, 100,000,000 shares authorized and 14,840,113 shares issued and outstanding at June 30, 2019 and 14,739,145 shares issued and outstanding at March 31, 2019	1	1
Additional paid-in capital	352,193	349,227
Accumulated deficit	(177,650)	(168,464)
Total stockholders' equity	174,544	180,764
Total liabilities and stockholders' equity	$195,932	$196,753

See accompanying notes to consolidated financial statements.

Anterix Inc.

Consolidated Statements of Operations

(dollars in thousands, except share data)

(Unaudited)

	Three months ended June 30,
	2019	2018
Operating revenues
Service revenue	$271	$1,348
Spectrum revenue	182	182
Other revenue	—	342
Total operating revenues	453	1,872
Cost of revenue
Sales and service	1,489	2,146
Gross loss	(1,036)	(274)
Operating expenses
General and administrative	6,490	5,568
Sales and support	1,214	1,631
Product development	686	637
Restructuring costs	110	3,975
Impairment of long-lived assets	—	534
Total operating expenses	8,500	12,345
Loss from operations	(9,536)	(12,619)
Interest income	354	316
Other income	100	1
Loss before income taxes	(9,082)	(12,302)
Income tax expense	292	—
Net loss	$(9,374)	$(12,302)
Net loss per common share basic and diluted	$(0.63)	$(0.85)
Weighted-average common shares used to compute basic and diluted net loss per share	14,763,379	14,481,561

See accompanying notes to consolidated financial statements.

Anterix Inc.

Consolidated Statement of Stockholders’ Equity

(dollars in thousands, except share data)

(Unaudited)

	Number of Shares
	Preferred stock series AA	Common stock	Preferred stock series AA	Common stock	Additional paid-in capital	Accumulated deficit	Total
Balance at March 31, 2019	—	14,739,145	$—	$1	$349,227	$(168,464)	$180,764
Cumulative effect of change in accounting principle	—	—	—	—	(188)	188	—
Balance at April 1, 2019	—	14,739,145	—	1	349,039	(168,276)	180,764
Equity based compensation*	—	24,853	—	—	1,577	—	1,577
Stock option exercises	—	79,323	—	—	1,719	—	1,719
Shares withheld for taxes	—	(3,208)	—	—	(142)	—	(142)
Net loss	—	—	—	—	—	(9,374)	(9,374)
Balance at June 30, 2019	—	14,840,113	$—	$1	$352,193	$(177,650)	$174,544

* includes restricted shares

See accompanying notes to consolidated financial statements.

Anterix Inc.

Consolidated Statement of Stockholders’ Equity

(dollars in thousands, except share data)

(Unaudited)

	Number of Shares
	Preferred stock series AA	Common stock	Preferred stock series AA	Common stock	Additional paid-in capital	Accumulated deficit	Total
Balance at March 31, 2018 (As Restated)	—	14,487,650	$—	$1	$335,767	$(127,239)	$208,529
Cumulative effect of change in accounting principle	—	—	—	—	—	768	768
Balance at April 1, 2018	—	14,487,650	—	1	335,767	(126,471)	209,297
Equity based compensation*	—	26,170	—	—	3,820	—	3,820
Stock option exercises	—	187	—	—	4	—	4
Shares withheld for taxes	—	(4,450)	—	—	(112)	—	(112)
Net loss	—	—	—	—	—	(12,302)	(12,302)
Balance at June 30, 2018	—	14,509,557	$—	$1	$339,479	$(138,773)	$200,707

* includes restricted shares

See accompanying notes to consolidated financial statements.

Anterix Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Three months ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,374)	$(12,302)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	642	728
Non-cash compensation expense attributable to stock awards	1,577	3,820
Deferred income taxes	292	—
Bad debt expense	87	60
Loss on disposal of assets	1	—
Impairment of long-lived assets	—	534
Changes in operating assets and liabilities
Accounts receivable	182	(60)
Inventory	—	170
Prepaid expenses and other assets	(7)	(10)
Right of use assets	347	—
Accounts payable and accrued expenses	(1,372)	(1,027)
Restructuring reserve	(803)	1,210
Due to related parties	(73)	(177)
Operating lease liabilities	(324)	—
Deferred revenue	(199)	(206)
Other liabilities	(6)	141
Net cash used by operating activities	(9,030)	(7,119)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(247)	(155)
Net cash used by investing activities	(247)	(155)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	1,719	4
Payments of withholding tax on net issuance of restricted stock	(142)	(112)
Net cash provided (used) by financing activities	1,577	(108)
Net change in cash and cash equivalents	(7,700)	(7,382)
CASH AND CASH EQUIVALENTS
Beginning of the year	76,722	98,318
End of the year	$69,022	$90,936
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period:
Taxes paid	$1	$—

See accompanying notes to consolidated financial statements.

Anterix Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.	Nature of Operations

Anterix Inc. (formerly known as pdvWireless, Inc., the “Company”) is a wireless communications company focused on empowering the modernization of critical infrastructure and enterprise businesses by enabling private broadband connectivity.  The Company’s foundational spectrum provides the ability to increase resiliency and transform its customers operations to meet new business complexities while achieving higher levels of reliability, performance and security.  The Company is the largest holder of licensed spectrum in the 900 MHz band (896-901/935-940 MHz) with nationwide coverage throughout the contiguous United States, Hawaii, Alaska and Puerto Rico. On average, the Company holds approximately 60% of the channels in the 900 MHz band in the top 20 metropolitan market areas in the United States.  The Company is currently pursuing a regulatory proceeding at the Federal Communications Commission (the “FCC”), that seeks to modernize and realign the 900 MHz band to increase its usability and capacity by allowing it to be utilized for the deployment of broadband networks, technologies and solutions. At the same time, the Company is pursuing business opportunities with its targeted critical infrastructure and enterprise customers to build awareness and demand for its spectrum assets, assuming it achieves a favorable result with its FCC initiatives.

The Company’s goal is to become the leading provider of broadband spectrum assets to critical infrastructure and enterprise customers. Assuming its FCC initiatives are successful, the Company’s spectrum assets have the potential to enable its customers to deploy broadband networks, technologies and solutions that are private, secure, reliable and cost-effective and at the same time allow them to achieve their modernization objectives and regulatory obligations.

The Company was originally incorporated in California in 1997 and reincorporated in Delaware in 2014.  In November 2015, the Company changed its name from Pacific DataVision, Inc. to pdvWireless, Inc.  On August 6, 2019, the Company changed its name from pdvWireless, Inc. to Anterix Inc. The Company maintains offices in Woodland Park, New Jersey and McLean, Virginia.

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

In June 2018, the Company announced its plan to restructure its business to align and focus its business priorities on its spectrum initiatives aimed at modernizing and realigning the 900 MHz band to increase its usability and capacity, including for the future deployment of broadband and other advanced technologies and services. In December 2018, the Company’s board of directors approved the transfer of the Company’s TeamConnect business and support for its pdvConnect business.  Specifically, the Company entered into: (i) a Customer Acquisition and Resale Agreement with A BEEP LLC, (“A BEEP”), on January 2, 2019 (ii) a Customer Acquisition, Resale and Licensing Agreement with Goosetown Enterprises, Inc, (“Goosetown”) on January 2, 2019, and (iii) a memorandum of understanding (“MOU”) with the principals of Goosetown on December 31, 2018.  On March 31, 2019, the agreements were amended to formally set the transition date for the businesses as April 1, 2019 as well as to clarify the responsibilities between the parties.

Under the terms of the MOU, the Company agreed to assign the intellectual property rights to its TeamConnect and pdvConnect applications to TeamConnect LLC (the “ LLC ”), a new entity formed by the principals of Goosetown, in exchange for a 19.5% ownership interest in the LLC.  The Goosetown principals agreed to fund the future operations of the LLC, subject to certain limitations.  The LLC assumed the software support and maintenance obligations under the Goosetown and A BEEP Agreements.  The LLC also assumed customer care services related to the pdvConnect application.  The Company provided transition services to the LLC through April 1, 2019 to facilitate an orderly transition of the customer care services.  As of June 30, 2019, the agreed upon intellectual property rights had not transferred to the LLC.  Therefore, the Company did not record an investment in the LLC as of such date.

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

Because certain information and footnote disclosures have been condensed or omitted, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019, as filed on May 20, 2019 with the SEC.  In the Company’s opinion all normal and recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included.  The Company believes that the disclosures made in the unaudited consolidated interim financial statements are adequate to make the information not misleading.  The results of operations for the interim periods presented are not necessarily indicative of the results for the year.  The Company is also required to make certain estimates with regard to the valuation of awards and forfeiture rates for its share-based award programs. New estimates in the period relate to determining the Company’s estimated incremental borrowing rate in recognizing right of use assets and operating lease liabilities.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the financial statements in the applicable period. Accordingly, actual results could materially differ from those estimates.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, including PDV Spectrum Holding Company, LLC formed in April 2014. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the presentation of the corresponding amounts in the financial statements for the three months ended June 30, 2019. These reclassifications had no effect on previously reported results of operations, cash flows, assets, liabilities or equity for the periods presented.

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

Long-Lived Asset and Right of Use Asset Impairment

The Company evaluates long-lived assets, including right of use assets, other than intangible assets with indefinite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Asset groups are determined at the lowest level for which identifiable cash flows are largely independent of cash flows of other groups of assets and liabilities. When the carrying amount of the asset groups are not recoverable and exceeds its fair value, an impairment loss is recognized equal to the excess of the asset group’s carrying value over the estimated fair value.

Leases

Leases in which the Company is the lessee are comprised of corporate office space and tower space.  Substantially all of the leases are classified as operating leases.  The Company is obligated under certain lease agreements for office space with lease terms expiring on various dates from October 14, 2025 through June 30, 2027, which includes a ten-year lease extension for its corporate headquarters. The Company entered into multiple lease agreements for tower space related to its spectrum holdings.

In accordance with Financial Accounting Standards Board, (“FASB”) Accounting Standards Update (“ASU”) 2016-02 Leases (“ASC 842”), the Company recognized right of use (“ROU”) assets and corresponding lease liabilities on its Consolidated Balance Sheet for its operating lease agreements. The Company elected the package of practical expedients for its long-term  operating leases, which permits the Company not to reassess under the new standard the prior conclusions about lease identification, lease classification and initial direct costs.  See Note 8 – Leases for further discussion, including the impact on the Company’s consolidated financial statements and required disclosures.

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

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company has determined that certain sales commissions meet the requirements to be capitalized and have been recorded as an asset upon the Company’s adoption of ASC 606. As a result of the customers being assigned to A BEEP and Goosetown, the Company’s capitalized sales commissions were impaired on April 1, 2019.

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

Net Loss Per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. For purposes of the diluted net loss per share calculation, preferred stock, stock options, restricted stock and warrants are considered to be potentially dilutive securities. Because the Company has reported a net loss for the three months ended June 30, 2019 and 2018, respectively, diluted net loss per common share is the same as basic net loss per common share for those periods.

Common stock equivalents resulting from potentially dilutive securities approximated 1,395,000 and 1,421,000 at June 30, 2019 and March 31, 2019, respectively, and have not been included in the dilutive weighted average shares of common stock outstanding, as their effects are anti-dilutive.

Recently Issued Accounting Pronouncements

Other accounting standards that have been issued or proposed by the FASB or other standard-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Recently Adopted Accounting Pronouncements

Accounting for Leases

In February 2016, the FASB issued ASC 842,  which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. Originally, entities were required to adopt ASU 2016-02 using a modified retrospective approach at the beginning of the earliest comparative period presented in the financial statements and the recognition of a cumulative-effect adjustment to the opening balance of retained earnings.  The FASB subsequently issued ASU 2018-10 and ASU 2018-11 in July 2018, which provide clarifications and improvements to ASU 2016-02 (collectively, the “new lease standard”).  ASU 2018-11 also provides the optional transition method which allows companies to apply the new lease standard at the adoption date instead of at the earliest comparative period presented and continue to apply the provisions of the previous lease standard in its annual disclosures for the comparative periods.  The new lease standard requires lessees to present a ROU asset and a corresponding lease liability on the balance sheet. Lessor accounting is substantially unchanged compared to the current accounting guidance. Additional footnote disclosures related to leases will also be required.

On April 1, 2019, the Company adopted the new lease standard using the optional transition method. The comparative financial information will not be restated and will continue to be reported under the previous lease standard in effect during those periods. In addition, the new lease standard provides a number of optional practical expedients in transition. The Company elected the package of practical expedients. As such, the Company will not reassess whether expired or existing contracts are or contain a lease; will not need to reassess the lease classifications or reassess the initial direct costs associated with expired or existing leases. The Company did not elect the use of hindsight or the practical expedient pertaining to land easements; the latter not being applicable to the Company.

The new lease standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities, including not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition.  The Company elected the practical expedient to not separate lease and non-lease components for certain classes of assets (office buildings).

On April 1, 2019, the Company recognized ROU assets of $7.1 million and lease liabilities of approximately $9.4 million, derecognized deferred rent liabilities of approximately $2.3 million and did not record an adjustment to accumulated deficit. When measuring lease liabilities for leases that were classified as operating leases, the Company discounted lease payments using its estimated incremental borrowing rate at April 1, 2019.  The weighted average incremental borrowing rate applied was 13%. The Company’s adoption of the new lease standard did not impact its consolidated statements of operations and its statements of cash flows.  No cumulative effect adjustment was recognized as the amount was not material. See Note 8 – Leases for further discussion, including the impact on the Company’s consolidated financial statements and required disclosures.

Stock Compensation

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-based Payment Accounting.   ASU  2018-07 addresses several aspects of the accounting for nonemployee share-based payment transactions, including share-based payment transactions for acquiring goods and services from nonemployees.  ASU  2018-07 is effective for the Company’s fiscal year 2020 beginning April 1, 2019. As a result of adopting the ASU on April 1, 2019, the Company reduced its accumulated deficit by $188,000. See Note 10 – Stock Acquisition Rights, Stock Options and Warrants for further discussion, including the impact on the Company’s consolidated financial statements and required disclosures.

3.Revenue

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

In December 2018, the Company’s board of directors approved the transfer of its TeamConnect and pdvConnect businesses to help reduce  operating costs and to allow the management team and the Company to focus on its FCC initiatives and future broadband opportunities.  Specifically, the Company entered into: (i) a Customer Acquisition and Resale Agreement with A BEEP LLC (“A BEEP”) on January 2, 2019, (ii) a Customer Acquisition, Resale and Licensing Agreement with Goosetown Enterprises, Inc. (“Goosetown”) on January 2, 2019 and (iii) a memorandum of understanding (“MOU”) with the principals of Goosetown on December 31, 2018.  Under the A BEEP and Goosetown Agreements, the Company agreed to: (i) transfer its TeamConnect customers located in the Atlanta, Chicago, Dallas, Houston and Phoenix metropolitan markets to A BEEP, (ii) transfer its TeamConnect customers located in the Baltimore/Washington DC, Philadelphia and New York metropolitan markets to Goosetown, (iii) provide A BEEP and Goosetown with access to the TeamConnect Metro and Campus Systems (the, “MotoTRBO Systems ”) and (iv) grant A BEEP and Goosetown the right to resell access to the MotoTRBO Systems pursuant to separate Mobile Virtual Network Operation arrangements for a two-year period.  The Company also granted Goosetown a license to sell the business applications the Company developed for its TeamConnect service.  On March 31, 2019, the agreements were amended to formally set the transition date for the businesses as April 1, 2019 as well as to clarify the responsibilities between the parties.

Under these agreements, A BEEP and Goosetown agreed to provide customer care, billing and collection services for their respective acquired customers.  The Company continued to provide these services through April 1, 2019 to help facilitate the transitioning of the acquired customers. Additionally, the Company is required to maintain and pay all site lease, backhaul and utility costs required to operate the MotoTRBO Systems for a two-year period.   As part of the Company’s efforts to clear the 900 MHz spectrum for broadband use, A BEEP and Goosetown are required to migrate the acquired customers off the MotoTRBO Systems over the two-year period.  In consideration for the customers and rights the Company transferred, A BEEP and Goosetown are required to pay a certain portion of the recurring revenues they receive from the acquired customers ranging from 100% to 20% during the terms of the agreements.  Additionally, A BEEP is required to pay the Company a portion of recurring revenue from customers who utilize A BEEP’s push-to-talk Diga-Talk Plus application service ranging from 35% to 15% for a period of two years.  Goosetown is required to pay the Company 20% of recurring revenues from the TeamConnect applications it licensed for a period of two years.

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

TeamConnect combines pdvConnect with the Company’s push-to-talk (“PTT”) mobile communication services involving digital network architecture and mobile devices.  TeamConnect gives customers the ability to instantly set up PTT communications and delivers real-time information from mobile workers to dispatch operators.  It also allows customers to deliver voice messages to any computer (via the internet), any email address or to any phone in the United States as well as to communicate in real time with TeamConnect enabled smartphones on any cellular carrier network.  The contract period for the TeamConnect service varies from a month to month basis to 24 months.  The customer is billed at the beginning of each month of the contract term.  The Company recognizes revenue as it satisfies its performance obligation over time as the services are delivered. On April 1, 2019, these customers were transitioned to A BEEP and Goosetown.  A BEEP and Goosetown agreed to pay the Company a certain portion of the recurring revenues during the term of the agreements.  While the customer remains on the Company’s MotoTRBO Systems, the portion of recurring revenues paid by A BEEP and Goosetown is recorded as revenue.

Diga-talk is a mobile communications offering was being resold by the Company for the three months ended June 30, 2018.  It provided a nationwide two-way digital communication service.   The service was contracted and billed on a month to month basis. The determination was made that the Company was the principal in this reseller arrangement since the customer viewed the Company as fulfilling the performance obligations and therefore, recorded revenue on a gross basis over time upon delivery of the services.  On April 1, 2019, these customers were transferred to A BEEP and the Company no longer has revenue for this offering.

Spectrum Revenue.  In September 2014, Motorola paid the Company an upfront, fully-paid fee of $7.5 million in order to use a portion of the Company’s wireless spectrum licenses. The payment of the fee is accounted for as deferred revenue on the Company’s consolidated balance sheets and is recognized ratably as the service is provided over the contractual term of approximately ten years.  The revenue recognized for the three months ended June 30, 2019 and June 30, 2018 was approximately $182,000.

Other Revenue.  The Company historically derived other revenue primarily from either the sale of radios and accessories for TeamConnect and Diga-talk as well as the rental of radios for TeamConnect based on 30-day payment terms.  The Company recognized radio and accessory revenue when a customer takes possession of the device.  As of April 1, 2019 and the transition of customers to A BEEP and Goosetown, the Company no longer sells radios and accessories nor rents radios for TeamConnect.

Contract Assets.  Contract assets include the portion of the Company’s future service invoices which has been allocated to the discounted price of the radios and amortized as a reduction against service revenue over the contract period.

The Company also recognized a contract asset for the incremental costs of obtaining a contract with a customer.  These costs included commissions for sales people and commissions paid to third-party dealers.  These costs were amortized ratably using the portfolio approach over the estimated customer contract period.  The Company reviewed the contract asset on a periodic basis to determine if an impairment exists.  If it was determined that there was an impairment, the contract asset will be expensed.  Under the previous accounting standard, the Company expensed commissions as incurred.

As a result of the customers being transferred to A BEEP and Goosetown, all contract and contract acquisition costs were impaired.  The Company increased cost of revenue amounting to $178,000 and sales and support expense amounting to $258,000 for the three months ended June 30, 2019.

The following table presents the activity for the Company’s contract assets (in thousands):

Contract Assets
Balance as of April 1, 2018	$768
Additions	284
Amortization	(558)
Impairment	(58)
Balance at March 31, 2019	436
Impairment	(436)
Balance at June 30, 2019	$—

Contract liabilities.  Contract liabilities primarily relate to advance consideration received from customers for spectrum services, for which revenue is recognized over time, as the services are performed.  These contract liabilities are recorded as deferred revenue on the balance sheet. The related liability as of March 31, 2019 of $4.2 million has been reduced by revenue recognized in the three months ended June 30, 2019 of $0.2 million leaving a remaining liability of $4.0 million as of June 30, 2019.

4.      Property and Equipment

Property and equipment consists of the following at June 30, 2019 and March 31, 2019 (in thousands):

	Estimated
	useful life	June 30, 2019	March 31, 2019
Network sites and equipment	5-10 years	$15,958	$15,954
Furniture and fixture and other equipment	2-5 years	300	1,026
Computer equipment	5-7 years	140	140
Computer software	1-7 years	425	28
Leasehold improvements	Shorter of the lease term or 10 years	223	351
		17,046	17,499
Less accumulated depreciation		7,821	7,952
		9,225	9,547
Construction in process		84	283
Property and equipment, net		$9,309	$9,830

Depreciation expense for the three months ended June 30, 2019 and June 30, 2018 amounted to $0.6 million and $0.7 million, respectively.  For the three months ended June 30, 2019 and 2018, depreciation expense was primarily classified as cost of revenue in the Company’s Consolidated Statements of Operations.  During the three months ended June 30, 2018, the Company recorded a $0.5 million non-cash charge for long-lived asset impairment of its radio assets to reduce the carrying value to the estimated recoverable amount.  There was no impairment charge for the three months ended June 30, 2019.  Computer software include software developed or obtained for internal use during the application development stage with an estimated useful life of 5 to 7 years.  Leasehold improvements include certain allowances for tenant improvements related to the expansion of the Company’s corporate headquarters. As of June 30, 2019, construction in progress primarily relates to various web projects being developed internally. As of March 31, 2019, construction in progress primarily relates to various software and web projects being developed internally.

5.Intangible Assets

Wireless licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but instead are tested for impairment annually, or more frequently if an event indicates that the asset might be impaired. There were no impairment charges related to the Company’s indefinite-lived intangible assets during the three months ended June 30, 2019 and 2018.

Intangible assets consist of the following at June 30, 2019 and March 31, 2019 (in thousands):

Wireless Licenses
Balance at March 31, 2019	$107,548
Acquisitions	—
Balance at June 30, 2019	$107,548

6.Related Party Transactions

As of March 31, 2019, the Company owed $5,000 to a consultant firm who is an affiliate of a significant holder of the Company.  No such services were provided and owed to the consulting firm for the three months ending June 30, 2019 and 2018.

The Company purchased $9,000 of equipment from Motorola for the three months ended June 30, 2019 and 2018, respectively.  The Company recognized approximately $182,000 each quarter in Spectrum revenue from Motorola for the three months ended June 30, 2019 and 2018.  As of June 30, 2019 and March 31, 2019, the Company owed $76,000 and $60,000 to Motorola, respectively.

Under the terms of the MOU, the Company is obligated to pay the LLC a monthly service fee for a 24-month period ending on January 7, 2021 for its assumption of the Company’s support obligations under the A BEEP and Goosetown agreements.  The Company is also obligated to pay the LLC a certain portion of the billed revenue received by the Company from pdvConnect customers for a 48-month period. For the three months ended June 30, 2019, the Company incurred $264,000 under the MOU.  As of June 30, 2019 and March 31, 2019, the Company owed $34,000 and $118,000 to the LLC, respectively.

7.Impairment and Restructuring Charges

Long-lived Asset and Right of Use Asset Impairment.

During the three months ended June 30, 2018, the Company reviewed assets, designated for its TeamConnect business.  As a result of the Company’s transfer of the TeamConnect business, it determined that the carrying value of radios and related accessories were not fully recoverable.  As a result, the Company recorded a non-cash asset impairment charge of $0.5 million in the three months ending June 30, 2018 to reduce the carrying value of these assets to zero.  There was no impairment charge for the three months ending June 30, 2019.

Restructuring Charges.

April 2018 and June 2018 restructuring activities.  In April 2018, the Company announced a shift in its focus and resources in order to pursue the regulatory initiatives at the FCC and prepare for the future deployment of broadband and other advanced technologies and services.  In light of this shift in focus, the Company’s board of directors also approved a chief executive officer transition plan, under which, John Pescatore, the Company’s chief executive officer and president, transitioned to the position of vice chairman and Morgan O’Brien, the Company’s then-current vice chairman, assumed the position as the new chief executive officer.  In connection with the transition, the Company and Mr. Pescatore entered into a Continued Service, Consulting and Transition Agreement and a separate Consulting Agreement (the “CEO Transition Agreements”) and the Company also entered into additional consulting and transition agreements with several other key employees.

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

For the three months ended June 30, 2019, total accrued restructuring charges for the April 2018 and June 2018 restructuring activities were as follows (in thousands):

Restructure Activity
Balance at March 31, 2019	$2,655
Cash payments	(517)
Balance at June 30, 2019	2,138
Less amount classified as current liabilities - restructuring reserve	1,895
Noncurrent liabilities - included in other liabilities	$243

December 2018 cost reductions. On December 31, 2018, the Company’s board of directors approved the following cost reduction actions: (i) the elimination of approximately 20 positions, or 30% of the Company’s workforce and (ii) the closure of its office in San Diego, California (collectively, the “December 2018 Cost-Reduction Actions”).   For the three months ended June 30, 2019, the Company recorded an additional restructuring charge relating to the December 2018 Cost-Reduction Actions amounting to $144,000 related to employee severance and benefit costs and reduction of $32,000 in facility exit costs accrual for our San Diego, California office.  An additional $126,000 of restructuring charges will be incurred approximately through the third quarter of fiscal 2021 related to employee retention costs.  The Company completed the cost reduction and restructuring actions by July 31, 2019, and the related cash payments for severance costs will occur by the end of August 31, 2019.

For the three months ended June 30, 2019, total December 2018 cost reduction charges were as follows (in thousands):

Restructure Activity
Balance at March 31, 2019	$679
Severance costs	144
Facility exit	(32)
Cash payments	(398)
Balance at June 30, 2019	393
Less amount classified as current liabilities - restructuring reserve	365
Noncurrent liabilities - included in other liabilities	$28

8.  Leases

A lease is defined as a contract that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. On April 1, 2019, the Company adopted ASC 842  and it primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee.

Substantially all of the leases in which the Company is the lessee are comprised of corporate office space and tower space.  The Company is obligated under certain lease agreements for office space with lease terms expiring on various dates from October 14, 2025 through June 30, 2027, which includes a ten-year lease extension for its corporate headquarters. The Company entered into multiple lease agreements for tower space related to its TeamConnect business. The lease expiration dates range from April 16, 2020 to June 30, 2026.

Substantially all of the Company’s leases are classified as operating leases, and as such, were previously not recognized on the Company’s Consolidated Balance Sheet. With the adoption of Topic 842, operating lease agreements are required to be recognized on the Consolidated Balance Sheet as ROU assets and corresponding lease liabilities.

On April 1, 2019, the Company recognized ROU assets of $7.1 million and lease liabilities of approximately $9.4 million, and derecognized deferred rent liabilities of approximately $2.3 million.  The Company elected not to recognize ROU assets and lease liabilities arising from short-term office leases, leases with initial terms of twelve months or less (deemed immaterial) on the Consolidated Balance Sheets.

ROU assets include any prepaid lease payments and exclude any lease incentives and initial direct costs incurred.  Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.  The lease terms may include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option.

When measuring lease liabilities for leases that were classified as operating leases, the Company discounted lease payments using its estimated incremental borrowing rate at April 1, 2019.  The weighted average incremental borrowing rate applied was 13%.  As of June 30, 2019, the Company’s leases had a remaining weighted average term of 5.53 years.

Rent expense amounted to approximately $0.6 million for the three months June 30, 2019, of which approximately $0.4 million, was classified as cost of revenue and the remainder of approximately $0.2 million was classified in operating expenses in the Consolidated Statements of Operations.  Total rent expense amounted to approximately $0.7 million for the three months ended June 30, 2018, of which approximately $0.5 million was classified as cost of revenue and the remainder of approximately $0.2 million was classified in operating expenses in the Consolidated Statements of Operations.

The following table presents net lease cost and other supplemental lease information (in thousands):

Three Months Ended
June 30, 2019
Lease cost
Operating lease cost (cost resulting from lease payments)	$624
Short term lease cost	22
Sublease income	(4)
Net lease cost	$642

Operating lease - operating cash flows (fixed payments)	$637
Operating lease - operating cash flows (liability reduction)	$324
Non-current assets - right of use assets	$7,568
Current liabilities - operating lease liabilities	$1,624
Non-current liabilities - operating lease liabilities	$8,245

Future minimum payments under non-cancelable leases for office and tower spaces (exclusive of real estate tax, utilities, maintenance and other costs borne by the Company), for the remaining terms of the leases following the three months ended June 30, 2019 are as follows (in thousands):

Operating
Fiscal Year	Leases
2020 (excluding the three months ended June 30, 2019)	$2,050
2021	2,670
2022	2,265
2023	2,098
2024	1,893
After 2024	3,054
Total future minimum lease payments	14,030
Amount representing interest	(4,161)
Present value of net future minimum lease payments	$9,869

9.    Income Taxes

On December 22, 2017, new tax provisions under the Tax Cuts and Jobs Act of 2017 (“TCJA”) were signed into law.  The TCJA includes numerous changes to existing tax laws.  These changes include, among others, a permanent reduction in the federal corporate income tax rate from 35% to 21%, effective as of January 1, 2018 and a provision that net operating losses (“NOLs”) incurred in years ending after December 31, 2017 may be carried forward indefinitely. The Company now can consider indefinite lived assets and the associated deferred tax liability as a source of future taxable income when assessing the potential to realize future tax deductions from indefinite carryforwards of NOLs and interest expense.

The Company had federal and state NOLs of approximately $91.4 million at March 31, 2017, expiring in varying amounts from 2020 through 2037. For the year ended March 31, 2018, the Company had a federal and state NOL of $34.1 million, which is not subject to limitation and does not expire. Additionally, for the year ended March 31, 2019, the Company had a federal and state NOL of approximately $38.5 million, which does not expire, but is only available to offset 80% of future taxable income. The total federal and state NOLs as of March 31, 2019 is approximately $164.0 million. For the three months ended June 30, 2019, the Company incurred an operating loss of approximately $9.9 million, which is carried forward indefinitely, but can only offset 80% of taxable income when used.   For the three months ending June 30, 2019, the Company recorded a total state income tax expense of $292,000.

10.     Stock Acquisition Rights, Stock Options and Warrants

The Company established the 2014 Stock Plan (the “2014 Stock Plan”) to attract, retain and reward individuals who contribute to the achievement of the Company’s goals and objectives. This 2014 Stock Plan superseded previous stock plans although under such previous plans, 23,550 stock options were outstanding and vested as of June 30, 2019.

The Company’s board of directors has reserved 3,805,223 shares of common stock for issuance under its 2014 Stock Plan as of June 30, 2019, of which 897,805 shares are available for future issuance. The number of shares will continue to automatically increase each January 1  through January 1, 2024 by an amount equal to the lesser of (i) 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or (ii) a lesser amount determined by the board of directors.  Effective January 1, 2019, the board of directors declined to accept the full automatic increase to the 2014 Stock Plan. The board elected to increase the shares authorized under the 2014 Stock Plan by 293,528 shares which represented 2% of the of the common stock issued and outstanding as of December 31,2018.

Restricted Stock and Restricted Stock Units

A summary of non-vested restricted stock activity for the three months ended June 30, 2019 is as follows:

		Weighted
		Average
	Restricted	Grant Day
	Stock	Fair Value
Non-vested restricted stock outstanding at March 31, 2019	279,212	$28.71
Granted	79,243	40.29
Forfeited	(2,063)	(22.86)
Vested	(30,353)	(23.29)
Non-vested restricted stock outstanding at June 30, 2019	326,039	$32.07

The Company recognizes compensation expense for restricted stock on a straight-line basis over the explicit vesting period.  Vested restricted stock units are settled and issuable upon the earlier of the date the employee ceases to be an employee of the Company or a date certain in the future.  Stock compensation expense related to restricted stock was approximately $1.0 million and $1.2 million for the three months ended June 30, 2019 and 2018, respectively.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-based Payment Accounting.   ASU  2018-07 addresses several aspects of the accounting for nonemployee share-based payment transactions, including share-based payment transactions for acquiring goods and services from nonemployees.  ASU  2018-07 is effective for the Company’s fiscal year 2020 beginning April 1, 2019. As a result of adopting the ASU on April 1, 2019, the Company reduced its accumulated deficit by $14,000 relating to restricted stock.

Stock compensation expense for restricted stock is accounted for in general and administrative expense in the Company’s Consolidated Statement of Operations.  At June 30, 2019, there was $7.8 million of unvested compensation expense for restricted stock, which is expected to be recognized over a weighted average period of 3.15 years.

Performance Stock Units

During the three months ended June 30, 2019, the Company did not award any performance stock units under the 2014 Stock Plan.   Outstanding performance stock units represent the number of shares of the Company’s common stock that the recipient would receive upon the Company’s attainment of the applicable performance goals. The units will vest in full upon attainment, prior to January 13, 2020, of (A) a Final Order from the FCC providing for the creation and allocation of licenses for spectrum in the 900 MHz band consisting of paired blocks of contiguous spectrum, each containing at least 3 MHz of contiguous spectrum, authorized for broadband wireless communications uses and (B) the lack of objection by the Company's board of directors to the terms and conditions  (including, but not limited to, the rebanding, clearing and relocation procedures, license assignment and award mechanisms, and technical and operational rules) set forth or referenced in the Final Order.  These awards do not forfeit.

A summary of the performance stock unit activity for the three months ended June 30, 2019 is as follows:

Weighted
Average
	Performance	Grant Day
	Stock	Fair Value
Performance stock outstanding at March 31, 2019	109,138	$23.80
Granted	—	—
Forfeited	—	—
Vested	—	—
Performance stock outstanding at June 30, 2019	109,138	$23.80

For the three months ended June 30, 2019 and 2018, there was no stock compensation expense recognized for the performance units.  At June  30, 2019, there was approximately $2.6 million of unvested compensation expense related to the outstanding performance stock units.

Stock Options

A summary of stock option activity for the three months ended June 30, 2019 is as follows:

	Options	Weighted Average Exercise Price
Options outstanding at March 31, 2019	1,923,634	$23.64
Options granted	—	—
Options exercised	(74,323)	(21.79)
Options forfeited/expired	(375)	(22.25)
Options outstanding at June 30, 2019	1,848,936	$23.72

There were no options granted for the three months ending June 30, 2019.

Performance Stock Options

 A summary of the performance stock options as of June 30, 2019 is as follows:

	Performance Options	Weighted Average Exercise Price
Performance Options outstanding at March 31, 2019	179,945	$25.83
Performance Options granted	—	—
Performance Options exercised	—	—
Performance Options forfeited/expired	—	—
Performance Options outstanding at June 30, 2019	179,945	$25.83

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

Stock compensation expense related to the amortization of the fair value of stock options (other than the performance stock options) issued was approximately $0.6 million for the three months ended June 30, 2019.   For the three months ended June 30, 2018, the comparable stock compensation expense was approximately $2.7 million, which included $2.1 million of expense related to the modification of option grants held by the Company’s former Chief Executive Officer and President. The stock compensation expense is included in general and administrative expense in the accompanying Consolidated Statement of Operations.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-based Payment Accounting.   ASU  2018-07 addresses several aspects of the accounting for nonemployee share-based payment transactions, including share-based payment transactions for acquiring goods and services from nonemployees.  ASU  2018-07 is effective for the Company’s fiscal year 2020 beginning April 1, 2019. As a result of adopting the ASU on April 1, 2019, the Company reduced its accumulated deficit by $174,000 relating to stock options.

As of June 30, 2019, there was approximately $3.5 million of unrecognized compensation cost related to non-vested stock options granted under the Company’s stock option plans, of which $2.0 million pertains to the non-performance based stock options which is expected to be recognized over a weighted-average period of 2.3 years.

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

11.     Contingencies

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

As of June 30, 2019, the Company sells its pdvConnect product and extends credit predominately to two third-party carriers. The Company maintains allowances for doubtful accounts based on factors surrounding the write-off history, historical trends, and other information.

13.     Business Concentrations

For the three months ended June 30, 2019, the Company had two Tier 1 domestic carrier that accounted for approximately 89% of operating revenues.  For the three months ended June 30, 2018, the Company had one Tier 1 domestic carrier that accounted for approximately 33% of operating revenues.

As of June 30, 2019, the Company had two Tier 1 domestic carriers that accounted for approximately 78%  of accounts receivable. As of March 31, 2019, the Company had one Tier 1 domestic carriers that accounted for approximately 31% of accounts receivable.

14.     Subsequent Events

Follow-On  Offering

In July 2019, the Company completed a registered follow-on offering of common stock resulting in the sale of 2,222,223 shares at a purchase price to the public of $45.00 per share.  The underwriters have an option to purchase up to an additional 333,333 shares of common stock through August 15, 2019.  Net proceeds were approximately $94.1 million after deducting underwriting discounts and commissions, and the Company’s estimated offering expenses.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of the financial condition and results of operations of Anterix Inc. (“Anterix,” the “Company”, “we”, “us”, or “our”) should be read in conjunction with our financial statements and notes thereto included in this Quarterly Report on Form 10-Q (the “Form 10-Q”) and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2019, filed with the SEC on May 20, 2019.  In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those identified or referenced in “Item 1A—Risk Factors” in Part II of this Form 10-Q and in our Annual Report on Form 10-K.  As a result, investors are urged not to place undue reliance on any forward-looking statements.  Except to the limited extent required by applicable law, the Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

Overview

We are a wireless communications company focused on empowering the modernization of critical infrastructure and enterprise businesses by enabling private broadband connectivity.  Our foundational spectrum provides the ability to increase resiliency and transform our customers operations to meet new business complexities while achieving higher levels of reliability, performance and security. We are the largest holder of licensed spectrum in the 900 MHz band (896-901/935-940 MHz) with nationwide coverage throughout the contiguous United States, Hawaii, Alaska and Puerto Rico. On average, we hold approximately 60% of channels in the 900 MHz band in the top 20 metropolitan market areas in the United States.  We are currently pursuing a regulatory proceeding at the Federal Communications Commission (“FCC”) that seeks to modernize and realign the 900 MHz band to increase its usability and capacity by allowing it to be utilized for the deployment of private broadband networks, technologies and solutions. At the same time, we are pursuing business opportunities with its targeted critical infrastructure and enterprise customers to build awareness and demand for our spectrum assets, assuming we achieve favorable results with our FCC initiatives.

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

We maintain offices in Woodland Park, New Jersey and McLean, Virginia.

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

In April 2018, to address the need for grid modernization in the utility industry, we met with the FCC, together with representatives of Ameren Services Company, an affiliate of Ameren Corporation, a holding company for electric and gas utilities located in the Midwestern U.S., to support Ameren’s request for experimental authority from the FCC to test broadband operations utilizing our 900 MHz spectrum in the requested geographic areas. The FCC granted Ameren’s request for experimental authority, and we are currently supporting Ameren’s broadband trialing activities utilizing a 1.4 X 1.4 MHz 900 MHz broadband spectrum allocation in geographic areas in several Ameren markets located in Illinois and Missouri.

In February 2019, we announced that we and a diverse group of utility companies, technology innovators and industry leaders had formed the Utility Broadband Alliance (“UBBA”). UBBA aims to assist its members in planning and deploying secure, reliable and resilient private broadband networks to support the transforming electrical grid. The founding members of UBBA represent utility industry organizations positioned at the forefront of advancing grid modernization, including Ameren, Burns & McDonnell, Cisco Systems, Inc., Encore Networks, Inc., Ericsson, Inc., Federated Wireless, Inc., General Electric, Motorola Solutions, Inc., Multi-Tech

Systems, Inc., National Grid, Sierra Wireless, Inc., and Southern Linc. As of May 1, 2019, including us, UBBA had 16 members. We intend to continue to support UBBA, and help it continue to increase its membership and its influence with utilities.

On March 14, 2019, the FCC unanimously adopted a Notice of Proposed Rulemaking (“NPRM”) in WT Docket No. 17-200 (the “900 MHz Proceeding”).  Comments on the NPRM were filed on May 31, 2019 and reply comments were filed on July 2, 2019.

The NPRM endorsed our objective of creating a broadband opportunity in the 900 MHz band for critical infrastructure and other enterprise users. The NPRM generally proposes our recommended band plan concept and technical rules. Importantly, the proposed technical rules include our recommended equipment specifications that would enable the use of available, globally standardized broadband LTE networks, technologies and solutions.

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

The FCC requested comments from incumbents and other interested parties on a number of important topics in the NPRM that will have a material impact on our ability to qualify for, and the related time and costs of obtaining, broadband licenses.  As noted above, the broadband applicant must hold all 20 blocks of geographic SMR licenses in the county.  In certain areas, some of the SMR spectrum is being held in inventory by the FCC.  In the NPRM, the FCC requested comments on how a broadband applicant could acquire the FCC’s inventory of geographic SMR allocated spectrum.  Specifically, in considering whether to make its inventory of geographic SMR spectrum available to the broadband applicant, the FCC has asked whether it should do so only if the applicant meets a threshold number of its own geographic SMR licenses.  The FCC also questions how to mitigate a windfall that might thereby be attributed to the broadband applicant by the FCC’s action.  We have recommended that broadband applicants be able to include geographic SMR spectrum held in inventory by the FCC for purposes of eligibility, provided that they hold all licensed geographic SMR spectrum. We addressed the windfall question by identifying a number of recent instances when the FCC has authorized rule changes that improved certain licensees’ spectrum positions based on an FCC finding that doing so addressed a significant public interest consideration.

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

In the NPRM, the FCC has requested comments on different approaches to address the holdout situation.  One approach is based on a “success threshold” whereby once the broadband applicant has reached voluntary agreements with incumbents holding a prescribed percentage of channels in the broadband segment, remaining incumbents would become subject to mandatory relocations. In this and other approaches set forth in the NPRM, the broadband applicant would be responsible for providing comparable facilities and paying the reasonable costs of relocation.   The NPRM proposes to exempt from mandatory relocation “complex systems,” with 65 or more integrated sites.  There are only a small number of complex systems in the country in the broadband segment proposed by the FCC, and all of them are operated by utilities or other critical infrastructure entities.  We have endorsed the proposed “success threshold” as the most efficient way to address holdouts and have reaffirmed our commitment that any system that is mandatorily retuned is entitled to comparable facilities and cost reimbursement. We also have supported the proposal that complex systems, as defined in the NPRM, be exempt from mandatory relocation.

The Association of American Railroads (“AAR”) holds a nationwide geographic license for six non-contiguous Private Land Mobile Systems for Business Users (“B/ILT”) channels in the 900 MHz band, three of which are located within the FCC’s proposed broadband segment.  The spectrum is used by freight railroads for Advanced Train Control System (“ATCS”) operations.  We have recognized from the outset the importance of reaching agreement with the railroads about their relocation, and have worked with them throughout the FCC process.  We and the AAR are in agreement about the optimal solution.  However, this proposed solution will require an exemption from the relocation rules proposed by the FCC in the NPRM.  We are continuing to coordinate our activities at the FCC with the AAR in support of securing the required exemption from the FCC and have urged the FCC to recognize AAR’s unique 900 MHz spectrum position with an appropriate solution that is consistent with the future wireless requirements of the railroad industry.

The NPRM also sought comment on several different auction approaches for counties where the broadband segment cannot be cleared of incumbents, including overlay auctions that, again, would trigger mandatory relocation rights for the auction winner with the obligation of providing comparable facilities and paying reasonable relocation costs.  We believe the challenge of any proposed approach is achieving the appropriate balance between protecting incumbents’ rights to a minimally disruptive relocation process, and not preventing the deployment of broadband technologies on a timely and cost-effective basis.  While auctions are one mechanism for addressing holdouts, they can involve lengthy delays that slow delivery of modernized capabilities. We have advised the FCC that a success threshold approach would allow broadband deployment on a more expedited schedule.

While the NPRM proposes a 6 MHz broadband segment, it also sought comment on a realignment of the entire 900 MHz band to create a 10 MHz broadband channel, citing suggestions from Southern California Edison and Duke Energy that this larger channel would better address their broadband needs.

A number of other parties filed Comments and Reply Comments as well. The number of utilities expressing an immediate need for private broadband networks has increased steadily through the course of the proceeding and the number of parties opposing realignment to create a 900 MHz band broadband option has diminished, but some incumbents continue to disagree with the NPRM proposal. Most are incumbents with systems that would be exempt from the possibility of mandatory retuning under the proposed complex system definition.

Now that the formal comment period has closed, the FCC’s next step could be the issuance of a final report and order (“Report and Order”), a request for additional information, a decision to close the proceeding without further action, or some other action. There is no assurance if or when the FCC will issue a Report and Order. Further, the terms of any Report and Order may differ materially from the terms of the NPRM. Please read “Risk Factors” for a discussion of material risks related to the NPRM and FCC process.

Our Business Plans and Initiatives

Complementing our regulatory initiatives, we are engaged in a number of business activities to build demand for and to begin commercializing our spectrum assets among our targeted critical infrastructure and enterprise customers.  We are identifying customers who are likely to place value on deploying and operating private broadband networks, technologies and solutions utilizing our spectrum assets.  As part of this exercise, we identified and evaluated potential use cases in the electric utilities industry, especially those companies that are investigating ways to fulfill their existing and future network and communications needs.

We are also evaluating the appropriate business model for commercializing our spectrum assets, assuming our FCC initiatives are successful.  Based on our analysis, and discussions with potential customers, we intend to lease our spectrum to customers for 20 year or longer terms.  We intend for our customers to bear the costs of deploying and operating their private broadband networks, technologies and solutions. We believe that our licensed spectrum assets in the 900 MHz band present an attractive potential cost-savings opportunity for our initial target customers when compared to other solutions that utilize medium band spectrum. For example, compared with the 2.5 GHz band, the 900 MHz band enables an effective coverage area of approximately five times the radius per tower compared to the 2.5 GHz band, allowing for fewer towers and a potential significant reduction of capital expenditures and monthly operating expense.  We will be responsible for the costs of securing the broadband licenses from the FCC, including the costs of acquiring sufficient spectrum to support broadband use and retuning incumbents to clear the spectrum.  The timing and costs of our spectrum acquisition and retuning activities will be based on the terms of the Report and Order, if any, the FCC adopts in the 900 MHz Proceeding and these costs could be significant.  We are also exploring opportunities to offer our customers value-added engineering and commercial services.

Our Strategy

Our business strategy is to continue to simultaneously pursue our FCC and business initiatives. Our FCC initiatives are focused on obtaining a Report and Order from the FCC that supports broadband services in the 900 MHz band. Our business initiatives are focused on supporting both (i) our FCC initiatives, including the timely issuance of a favorable Report and Order, and (ii) our efforts to be ready to obtain broadband licenses from the S-8 FCC and to commercialize our spectrum assets assuming the FCC issues a favorable Report and Order. Our efforts include:

•	engaging with the FCC and other incumbents and interested parties in the 900 MHz band;

•	business development activities with our initial target customers, including electrical utilities and other critical infrastructure entities;

•	pursuing initiatives with federal and state agencies and commissions that regulate our initial target customers; and

•	beginning to “retune” the 900 MHz band.

In the NPRM, the FCC proposed to designate a 3 x 3 MHz segment of the 900 MHz band for broadband service. The FCC also proposed eligibility requirements that an applicant, like our company, must satisfy to obtain a broadband license in a particular county.

One of the eligibility requirements is to submit a transition plan that provides for the relocation or protection of all incumbents licensed for channels in the broadband segment in that particular county. We refer to “retuning” as the process of relocating incumbents in the counties where we plan to obtain broadband licenses. Retuning involves:

•	funding the relocation of incumbents that wish to continue operating 900 MHz narrowband systems to comparable 900 MHz channels outside the broadband segment;

•	compensating incumbents that decide to address their wireless communications needs through non-900 MHz band solutions; and/or

•
•	entering into agreements with incumbents that wish to implement broadband networks.

In order to relocate incumbents to alternative narrowband channels, we will need to make acquisitions of additional 900 MHz spectrum outside of the broadband segment in certain counties. We also will need to acquire spectrum assets in certain counties to satisfy the broadband license eligibility criteria proposed by the FCC in the NPRM.

Our FCC and business initiatives, including our retuning efforts, will continue to involve extensive management efforts and significant costs and expenses for the foreseeable future. We do not expect to have significant revenue and expect to incur significant operating losses until such time as we are able to obtain broadband licenses and commercialize our spectrum assets based on a Report and Order issued by the FCC, if we are able to at all. Our current estimates regarding our operating costs, including the timing and costs of our retuning process, are based on the terms of the NPRM and our assumptions regarding the terms of the Report and Order to be issued by the FCC, if at all. The accuracy of these assumptions and the timing of our regulatory initiatives with the FCC, our retuning efforts and the commercialization of our spectrum assets are subject to significant uncertainties and may cause our quarterly and annual results to be unpredictable for the foreseeable future. In addition, the adoption by the FCC of a Report and Order may be significantly delayed, may contain materially different and adverse terms than the NPRM, or may never occur and we may never be able to commercialize our spectrum assets. Please see “Risk Factors—Risks Related to Our Retuning Process and the Use of Our Spectrum—Our plans to commercialize our 900Mhz spectrum assets depend on the successful and timely implementation of regulatory initiatives aimed at increasing the usability and capacity of our spectrum by the FCC. These regulatory initiatives may not be successful on a timely basis, or at all, or the regulatory implementation may be significantly delayed beyond the timing we have anticipated in our business plan” and other risk factors in this Form 10-Q for risks and additional discussion to our retuning process.

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

In June 2018, we announced our plan to restructure the business to align and focus our business priorities on the spectrum initiatives aimed at modernizing and realigning the 900 MHz band to increase its usability and capacity, including for the future deployment of broadband and other advanced technologies and services.  In December 2018, our board of directors approved the transfer of our TeamConnect business and support of our pdvConnect business .  Specifically, we entered into: (i) a Customer Acquisition and Resale Agreement with A BEEP LLC (“A BEEP”) on January 2, 2019, (ii) a Customer Acquisition, Resale and Licensing Agreement with Goosetown Enterprises, Inc. (“Goosetown”) on January 2, 2019 and (iii) a memorandum of understanding (“MOU”) with the principals of Goosetown on December 31, 2018.  On March 31, 2019, the agreements were amended to mainly define the transition date as April 1, 2019 as well as to clarify the responsibilities between the parties.

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

Under the terms of the MOU, we agreed to assign the intellectual property rights to our TeamConnect and pdvConnect applications to TeamConnect LLC (the “ LLC”), a new entity formed by the principals of Goosetown, in exchange for a 19.5% ownership interest in the LLC, upon the April 30, 2019 execution of the LLC’s Amended and Restated Limited Liability Company Agreement.  The Goosetown principals have agreed to fund the future operations of the LLC, subject to certain limitations.  The LLC has assumed our software support and maintenance obligations under the Goosetown and A BEEP Agreements.  The LLC has also assumed customer care services related to our pdvConnect application.  We provided transition services to the LLC through April 1, 2019 to facilitate an orderly transition of the customer care services.

We are also obligated to pay the LLC a monthly services fee for a 24-month period ending on January 7, 2021 for its assumption of our support obligations under the Goosetown and A BEEP Agreements.  We are also obligated to pay the LLC a certain portion of the billed revenue received by us from pdvConnect customers for a 48-month period.

Results of Operations

Comparison of the three months ended June 30, 2019 and 2018

The following table sets forth our results of operations for the three months ended June 30, 2019 and 2018. The period-to-period comparison of financial results is not necessarily indicative of the financial results we will achieve in future periods.

Operating revenues

	Three months ended June 30,		Aggregate Change
(in thousands)	2019	2018	Amount	%
	(Unaudited)	(Unaudited)
Service revenue	$271	$1,348	$(1,077)	-80%
Spectrum lease revenue	182	182	—	0%
Other revenue	—	342	(342)	-100%
Total operating revenues	$453	$1,872	$(1,419)	-76%

Overall operating revenues decreased by $1.4 million, or 76%, to $453,000 for the three months ended June 30, 2019 from $1.9 million for the three months ended June 30, 2018.  The decrease in the three months is attributable to the transfer of our TeamConnect customers to A BEEP and Goosetown as part of our December 2018 restructuring efforts as discussed in Notes 1, 3 and 7 above.

Cost of revenue

	Three months ended June 30,		Aggregate Change
(in thousands)	2019	2018	Amount	%
	(Unaudited)	(Unaudited)
Sales and service	$1,489	$2,146	$(657)	-31%

Overall cost of revenue decreased by $0.6 million, or 31%, to $1.5 million for the three months ended June 30, 2019 from $2.1 million for the three months ended June 30, 2018.  The decrease in the three months ended June 30, 2019 is attributable to lower costs related to radio sales and depreciation for radio rental as a result of the transfer of our TeamConnect customers to A BEEP and Goosetown as part of our December 2018 restructuring efforts as discussed in Notes 1 and 7 above.

Gross loss

	Three months ended June 30,		Aggregate Change
(in thousands)	2019	2018	Amount	%
	(Unaudited)	(Unaudited)
Gross loss	$(1,036)	$(274)	$(762)	278%

Gross loss increased by $0.8 million, or 278% to ($1.0 million) in the three months ended June 30, 2019 from $(274,000) in June 30, 2018.  The increase is primarily attributable to the transfer of our TeamConnect customers to A BEEP and Goosetown, as part of our December 2018 restructuring efforts as discussed in Notes 1, 3 and 7 above.

Operating expenses

	Three months ended June 30,		Aggregate Change
(in thousands)	2019	2018	Amount	%
	(Unaudited)	(Unaudited)
General and administrative	$6,490	$5,568	$922	17%
Sales and support	1,214	1,631	(417)	-26%
Product development	686	637	49	8%
Restructuring costs	110	3,975	(3,865)	-97%
Impairment of long-lived assets	—	534	(534)	-100%
Total operating expenses	$8,500	$12,345	$(3,845)	-31%

General and administrative expenses. General and administrative expenses for the three months ended June 30, 2019 increased by $0.9 million, or 17%, to $6.5 million from $5.6 million for three months ended June 30, 2018. The increase resulted primarily from $0.5 million in stock-based compensation due to additional equity awards granted and $0.2 million in professional services.

Sales and support expenses.  Sales and support expenses decreased by $0.4 million, or 26%, to $1.2 million for the three months ended June 30, 2019 from $1.6 million for three months ended June 30, 2018.  The decrease was attributable to the impact of reduction in workforce that occurred in Fiscal 2019 resulting in $0.6 million of lower headcount and related costs in the first quarter of Fiscal 2020 partially offset by the impairment of contract costs related to the TeamConnect customers transferred to A BEEP and Goosetown.

Product development expenses. Product development expenses remained relatively flat for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

Restructuring costs.  Restructuring costs of $110,000 were incurred in the three months ended June 30, 2019 mainly for employee severance and benefit costs relating to the December 2018 cost reduction and restructuring actions related to the transferring of the TeamConnect business and the support for our pdvConnect business to A BEEP, Goosetown and the LLC.

For the three months ended June 30, 2018, restructuring costs were incurred as a result of the April and June 2018 announcements of a restructuring plan to shift our focus and resources to pursue the regulatory initiatives at the FCC and prepare for the future deployment of broadband and other advanced technologies and services.  In light of this shift in focus, the board also approved a chief executive officer transition plan, under which, John Pescatore, our chief executive officer and president, transitioned to the position of vice chairman and Morgan O’Brien, our then-current vice chairman, assumed the position as our new chief executive officer.  In connection with the transition, we and Mr. Pescatore entered into a Continued Service, Consulting and Transition Agreement and a separate Consulting Agreement.  In the quarter ended June 30, 2018, we recorded a liability of $0.9 million for the cash payments under both the Transition and Consulting Agreements and $2.8 million for non-cash stock compensation.  Also, in June 2018 our Board of Directors approved an initial restructuring plan in order to reduce the future operating costs of our TeamConnect and pdvConnect businesses.  During the quarter ended June 30, 2018, we eliminated approximately 20 positions, or 20% of our workforce resulting in severance and benefit costs of $0.3 million.

Impairment of long-lived assets. The impairment for the three months ended June 30, 2018 resulted from the carrying value of our TeamConnect radios not being fully recoverable due to the realigning of our business to focus on our spectrum initiatives.  There was no impairment charge for the three months ended June 30, 2019.

Interest income

	Three months ended June 30,		Aggregate Change
(in thousands)	2019	2018	Amount	%
	(Unaudited)	(Unaudited)
Interest income	$354	$316	$38	12%

Interest income remained relatively flat for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

Other income

	Three months ended June 30,		Aggregate Change
(in thousands)	2019	2018	Amount	%
	(Unaudited)	(Unaudited)
Other income	$100	$1	$99	99%

For the three months ended June 30, 2019, other income represents payments received in consideration for the customers and rights transferred to A BEEP and Goosetown.

Income tax expense

	Three months ended June 30,		Aggregate Change
(in thousands)	2019	2018	Amount	%
	(Unaudited)	(Unaudited)
Income tax expense	$292	$—	$292	100%

A non-cash state income expense of $0.3 million was recorded for the three months ended June 30, 2019.  The state income tax expense resulted from our determination that most of our state operating loss carryforwards revealed that most of them are not indefinite.  As a result, we recorded approximately $0.3 million of deferred tax expense and an additional deferred tax liability reflecting our inability to use the state NOL carryforward against the indefinite-lived intangible.

For the three months ended June 30, 2018, there was no income tax expense recorded as a result of the U.S. Tax Cuts and Jobs Act, (the “TCJA”), passed on December 22, 2017.  The TCJA provided that net operating losses are indefinite lived deferred tax assets and can be fully offset by our deferred tax liability related to our indefinite lived intangible assets.

Liquidity and Capital Resources

At June 30, 2019, we had cash and cash equivalents of $69.0 million.

Our accounts receivable was heavily concentrated in two Tier 1 domestic carrier partners. As of June 30, 2019, our accounts receivable balance was approximately $0.3 million, of which approximately $0.2 million, or approximately 78%, was due from these third-party Tier 1 domestic carrier partners.

Cash Flows from Operating, Investing and Financing Activities

	Three months ended June 30,
(in thousands)	2019	2018
	(Unaudited)	(Unaudited)
Net cash used by operating activities	$(9,030)	$(7,119)
Net cash used by investing activities	$(247)	$(155)
Net cash provided (used) by financing activities	$1,577	$(108)

Net cash used by operating activities. Net cash used in operating activities was $9.0 million for the three months ended June 30, 2019, as compared to $7.1 million for the three months ended June 30, 2018. The majority of net cash used by operating activities during the three months ended June 30, 2019 resulted from the net loss of $9.4 million and decrease in accounts payable and accrued expenses by $1.4 million, partially offset by non-cash stock-based compensation of $1.6 million.  The majority of net cash used by operating activities during the three months ended June 30, 2018 resulted from the net loss of $12.3 million, partially offset by non-cash stock-based compensation of $3.8 million.

Net cash used by investing activities. Net cash used in investing activities was approximately $0.2 million for the three months ended June 30, 2019, as compared to $0.2 million used for the three months ended June 30, 2018.  The net cash used during the three months ended June 30, 2019 resulted from construction costs related to internally developed software. The net cash used during the three months ended June 30, 2018 resulted from the continuing equipment purchases and construction costs related to the buildout of additional network sites for the TeamConnect business that we transferred during Fiscal 2018.

Net cash provided by (used by) financing activities. For the three months ended June 30, 2019, there was $1.6 million in cash mainly provided by financing activities resulting from stock option exercises. For the three months ended June 30, 2018, there was $0.1 million in cash used by financing activities resulting mainly from share-based tax withholding payments.

Our future capital requirements will depend on many factors, including: the timeline and results of our FCC initiatives; activities related to the commercializing our spectrum assets and our ability to sign customer contracts; the costs to retune our spectrum and relocate incumbents to qualify for broadband licenses; the costs of any additional spectrum we elect to purchase; the costs and ongoing obligations related to our former TeamConnect and pdvConnect businesses; the revenues we generate from royalties we may receive from our agreements we entered into with the buyers of our TeamConnect and our pdvConnect businesses; and our ability to control our operating expenses.

In April 2018, we announced a shift in our focus and resources to pursue our regulatory initiatives at the FCC and prepare for our future broadband opportunities.  In light of this shift in focus, our board of directors approved a chief executive officer transition plan, under which, John Pescatore, our chief executive officer and president, transitioned to the position of vice chairman and Morgan O’Brien, our then-current vice chairman, assumed the position as our new chief executive officer.  In connection with the transition, we and Mr. Pescatore entered into the CEO Transition Agreements.  For Fiscal 2019, we recorded a charge of $1.8 million for the cash payments under the CEO Transition Agreements.  These payments will be made over twenty-four months ending on October 2020.    We also entered into consulting and transition and agreements with several other key employees.  For Fiscal 2019, we recorded an additional charge of $1.9 million for the cash payments to be made to those other key employees.  These payments will be made over eighteen months ending on October 2020.

In January 2019, we announced that we had entered into agreements to transfer our TeamConnect and pdvConnect businesses.  Specifically, the Company entered into a (i) Customer Acquisition and Resale Agreement with A BEEP LLC (“A BEEP”) on January 2, 2019, (ii) a Customer Acquisition, Resale and Licensing Agreement with Goosetown Enterprises, Inc. (“Goosetown”) on January 2, 2019 and (iii) a memorandum of understanding with the principals of Goosetown on December 31, 2018.  We will continue operating our push-to-talk networks in the markets in which customers are being transferred and trunked facilities in other markets in which we hold FCC licenses.  In connection with transferring the TeamConnect and pdvConnect businesses, on December 31, 2018, our board of directors approved the following cost reduction actions: (i) the elimination of approximately 20 positions, or 30% of our workforce and (ii) the closure of our office in San Diego, California (collectively, the “December 2018 Cost-Reduction Actions”).  We expect, an additional $0.3 million of restructuring charges will be incurred during fiscal 2020 and 2021 related to employee retention costs.   Overall, we expect that the transfer of our TeamConnect and pdvConnect businesses and the December 2018 Cost-Reduction Actions will decrease our operating costs by approximately $2.1 million on an annualized basis.  The actions associated with the cost reduction and restructuring actions were completed by July 31, 2019.  It is anticipated that the related cash payments for severance costs will occur by the end of August 31, 2019.

On April 12, 2019, we filed a shelf registration statement (the “Shelf Registration Statement”) on Form S-3 with the SEC that was declared effective on April 22, 2019, which allowed us to offer up to $100 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination, including in units from time to time. Our Shelf Registration Statement was intended to provide us with additional flexibility to access capital markets for general corporate purposes.

In July 2019, we completed a registered follow-on offering of common stock pursuant to the Shelf Registration Statement resulting in the sale of 2,222,223 shares at a purchase price to the public of $45.00 per share.  Net proceeds were approximately $94.1 million after deducting underwriting discounts and commissions, and our estimated offering expenses.  In addition, the underwriters have an option to purchase up to 333,333 shares of common stock through August 15, 2019.

In connection with this follow-on offering, we de-registered the shares of common stock we had previously registered for sale in at-the-market sales transaction pursuant to the Controlled Equity OfferingSM Sales Agreement and the Sales Agreement we had previously entered with Cantor Fitzgerald & Co. and B. Riley FBR, Inc.  Other than the 333,333 shares of common stock subject to the underwriters’ option, we have fully utilized the securities we registered under the Shelf Registration Statement.

We believe our cash and cash equivalents on hand will be sufficient to meet our financial obligations through at least the next 12 months.  Our future capital requirements will depend on a number of factors, including the costs and timing of our FCC initiatives, our spectrum retuning activities, including our costs related to relocating incumbents and acquiring additional spectrum to qualify for broadband licenses, our operating activities and any revenues we generate through our commercialization activities.  See “Risk Factors” in this Form 10-Q for risks and uncertainties that could cause our costs to be more than we currently anticipate and/or our revenue and operating results to be lower than we currently anticipate.

Off-balance sheet arrangements

As of June 30, 2019 and March 31, 2019, we did not have and do not have any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2019 because of a material weakness in our internal control over financial reporting that remains in the process of being remediated as discussed below.

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

In our Form 10-K/A, our management, including our Chief Executive Officer and our Chief Financial Officer, determined that this error in interpretation and application of the new tax laws instituted by the TCJA, which was not detected timely by management, was the result of an inadequate design of controls pertaining to our review and analysis of changing tax legislation.  As a result, they determined that this deficiency represented a material weakness in our internal control over financial reporting. They also concluded that we did not maintain effective internal control over financial, including effective disclosure controls and procedures as of March 31, 2018 due to this material weakness in our internal control over financial reporting.

In addition, in connection with preparing our Form 10-K for the year ended March 31, 2019, our management, including our Chief Executive Officer and Chief Financial Officer, determined that we had improper segregation of duties and other design gaps caused by user access deficiencies within the design of our information technology controls that support our financial reporting processes, and that this deficiency represented a material weakness in our internal control over financial reporting as of March 31, 2019.  The material weakness did not result in any changes to our financial statements or results.

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis.  A material weakness will not be deemed to be remediated until management has implemented the remedial policies and procedures and there has been sufficient time to test the new controls to determine that the material weakness has been remediated.

To remediate the material weakness related to new tax laws, our management: (i) implemented new controls designed to evaluate the appropriateness of our income tax policies and procedures, (ii) put into place additional training programs focused on new tax legislation and (iii) implemented policies and procedures regarding the review and evaluation of tax guidelines published by the major accounting firms.  To remediate the material weakness in our controls related to user access to our information technology systems, our management: (i) promptly terminated the access granted to the individuals with incompatible duties and (ii) implemented new policies and procedures related to security access controls over our information technology systems.

In evaluating our disclosure controls and procedures for the quarter ended June 30, 2019, our management, including our Chief Executive Officer and our Chief Financial Officer, determined that we had successfully remediated the material weakness in our controls related to user access to our information technology systems.  They also determined that we had not sufficiently tested the new policies, procedures and controls related to our review and analysis of changing tax legislation to allow them to conclude that this material weakness had been remediated as of June 30, 2019.   As a result, our management concluded that our disclosure controls and procedures were not effective as of June 30, 2019 because of this material weakness in our internal control over financial reporting remained in the process of being remediated as of such date.  We expect that this material weakness will be fully remediated by the quarter ended September 30, 2019.

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

Item 1A.  Risk Factors.

In evaluating us and our common stock, we urge you to carefully consider the risks (including those disclosed below) and other information in this Quarterly Report on Form 10-Q as well as the risk factors disclosed in our Annual Report on Form 10-K for the year ended March 31, 2019, filed with the Securities and Exchange Commission (the “SEC”) on May 20, 2019 (the “Form 10-K”).  Other than the following risk factors that  we updated in the Prospectus Supplement we filed with the SEC in connection with the follow-on offering of our common stock that we completed in July 2019, there have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K.  Any of the risks discussed in this Quarterly Report on Form 10-Q, in our Form 10-K, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

Risks Related to Our Spectrum Initiatives, the Retuning Process and the Use of Our Spectrum

Our plans to commercialize our 900Mhz spectrum assets to support the deployment of broadband networks, technologies and solutions depends on the FCC’s issuance of a favorable Report and Order in the 900 MHz proceeding. The FCC may not issue a Report and Order on a timely basis, or at all, and the terms of the Report and Order may not be favorable or may significantly delay or increase the costs required to commercialize our spectrum assets compared to the timing and costs we have assumed in our business plan.

While our current 900 MHz spectrum holdings can support narrowband and wideband wireless services, the most significant business opportunities we have identified will require greater bandwidth than allowed by the current configuration of our spectrum. Our plans to commercialize our spectrum assets depends on the FCC issuing a Report and Order in the 900 MHz proceeding with favorable terms and on a timely basis, as described below. Obtaining a favorable result from the FCC may take more time than we anticipate, and will continue to require significant attention by our management team and the expenditure of significant resources by us. Moreover, we do not know if or when the FCC will take action to issue a Report and Order, or if any such action will be favorable to our plans. Our business plan and funding requirements may not have sufficiently accounted for the timing of the FCC’s issuance of a final Report and Order. If there is an extensive delay in adoption of a Report and Order, prospective customers of the Company’s spectrum may elect to invest in other communication solutions to address their operating requirements. In addition, an extensive delay beyond what we have anticipated in our business plan will further delay us from commercializing our spectrum assets, and we may need to seek additional sources of capital and liquidity in order to carry out our business and plans, including the retuning process. Please see the risk factors “We may not be able to correctly estimate our operating expenses or future revenues, which could lead to cash shortfalls, and require us to secure additional financing sooner than planned.” and “We will need to secure additional financing to support our long-term business plans.” in our Annual Report on Form 10-K for the year ended March 31, 2019, filed with the SEC on May 20, 2019.

As our first priority, we are pursuing regulatory initiatives at the FCC aimed at modernizing and realigning the 900 MHz spectrum band to increase its usability and capacity by allowing it to be utilized for deployment of broadband networks, technologies and solutions. In March 2019, the FCC unanimously adopted a Notice of Proposed Rulemaking (“NPRM”) that proposes the creation of a broadband opportunity in the 900 MHz band for critical infrastructure and other enterprise users. In the NPRM, the FCC has proposed three criteria for an applicant to secure a broadband license in a county: (i) the applicant must hold all 20 blocks of geographic Specialized Mobile Radio (“SMR”) licenses in the county; (ii) the applicant must reach agreement to relocate all incumbents in the broadband segment on a 1:1 voluntary channel exchange or demonstrate that the incumbent holders will be protected from interference; and (iii) the applicant must agree to return to the FCC all rights to geographic and site-based spectrum in the county in exchange for the broadband license.

In the NPRM, the FCC requested comments from incumbents and other interested parties on a number of important topics that will have a material impact on the timing and costs of obtaining a broadband license, assuming the FCC issues a Report and Order supporting reconfiguration of the 900 MHz for broadband use. As noted above, a broadband applicant, like the Company, must hold all 20 blocks of geographic SMR licenses in a particular county. In certain areas, SMR spectrum is being held in inventory by the FCC. In the NPRM, the FCC requested comments on how a broadband applicant could acquire the FCC’s inventory of geographic

SMR-allocated spectrum. Specifically, in considering whether to make its inventory available to the broadband applicant, the FCC has asked whether it should do so only if the applicant meets a threshold number of its own geographic licenses. The FCC also questions how to mitigate a windfall that might thereby be attributed to such an applicant. The failure of the FCC to make its SMR licenses available to us, as a broadband applicant, on a timely and cost-effective basis, or at all, could limit or defeat entirely our ability to qualify for broadband licenses in a number of counties based on the existing criteria in the NPRM. In addition, the FCC’s concerns about a potential windfall to the Company as a result of the FCC contributing its inventory of SMR spectrum and/or allowing the Company to convert narrowband channels to a broadband channel, and any additional costs, requirements or restrictions they could impose as a result of such concern, could severely limit our ability to obtain broadband licenses or significantly delay or increase our costs of acquiring broadband licenses from the FCC.

The NPRM also proposes a market-driven, voluntary exchange process for clearing the broadband spectrum. An applicant seeking a broadband license for a particular county will need to demonstrate that it has entered into agreements with incumbents or that it can protect their narrowband operations from interference. All incumbents must be accounted for before the broadband application may be filed, which could lead to holdouts. For example, an incumbent may demand compensation in an amount that is disproportionate to the cost of relocating its system or any reasonable reflection of the value of its spectrum holdings or may elect not to negotiate an agreement at all. In the NPRM, the FCC has requested comments on different approaches to address the holdout situation, including several different auction options. Each of the approaches would trigger mandatory relocation rights for the prospective broadband applicant, and the Company, would be required to pay the costs associated with providing incumbents with comparable facilities and paying relocation costs. These relocation costs could be significant. If the FCC were to conduct either overlay or incentive auctions for the broadband license in some or all counties, parties other than the Company could obtain the broadband license(s) by outbidding the Company. Conversely, if the FCC were to adopt an exchange process that did not have any mechanism for addressing holdouts, the Company’s ability to obtain broadband licenses could be limited or delayed significantly.

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

The Association of American Railroads (“AAR”) holds a nationwide geographic license for six non-contiguous private land mobile systems for business users (“B/ILT”) channels in the 900 MHz band, three of which are located within the FCC’s proposed broadband segment. The spectrum is used by freight railroads for Advanced Train Control System (“ATCS”) operations. We have recognized from the outset the importance of reaching agreement with the railroads about their relocation and have worked with them throughout the FCC process. We believe that we and the AAR are in agreement about the optimal solution. However, this proposed solution will require an exemption from the relocation rules proposed by the FCC in the NPRM. We are continuing to coordinate our activities at the FCC with the AAR in support of securing the required exemption from the FCC. There is no assurance that the FCC will grant this exemption, or that we can reach a final agreement with the AAR on acceptable terms, or at all.

The NPRM also proposes “performance” or build-out requirements that the Company would be required to meet to retain each broadband license and then to renew it. These requirements are based on deployment of a S-14 system, including a system operating pursuant to a lease arrangement with the Company, that provides reliable coverage to an area that includes a defined percentage of the population in the county. A failure to satisfy this requirement could result in the cancellation of a broadband license. In addition, under its business plan, the Company intends that its customers will be responsible to pay the build-out costs. Such build-out requirements could impose a significant expense and could cause potential customers to decide not to license spectrum assets from us, or to seek alternatives from other providers.

The full text of the NPRM, and the comments and related correspondence filed in the 900 MHz proceeding, are available on the FCC’s public website. The NPRM comment and reply comment periods ended on July 2, 2019. The FCC’s next step could be the issuance of a Report and Order, a request for additional information, a decision to close the proceeding without further action, or some other action. There is no assurance if or when the FCC will issue a Report and Order. The timing of a decision by the FCC cannot be known or anticipated at this point in time. Further, the terms of any Report and Order may differ materially from the terms of the current NPRM. For example, there is no assurance that the FCC will ultimately issue a Report and Order that will allow our licensed 900 MHz spectrum to be utilized for broadband networks, technologies and solutions. Further, even if the FCC issues a Report and Order that permits the utilization of 900 MHz spectrum for broadband networks, technologies and solutions, the terms and conditions of such Report and Order could make it significantly more difficult, time consuming and/or costly to obtain broadband licenses from the FCC than we have anticipated. If the FCC fails to issue a Report and Order that provides for the issuance of broadband licenses in the 900 MHz band, or if the terms and conditions in the Report and Order do not allow us to obtain broadband licenses in a timely manner and on commercially reasonable terms, we will be unable to commercialize our spectrum assets, and our business, liquidity, results of operations and prospects will be materially adversely affected.

Even if our FCC initiatives are successful, we may not be successful in commercializing our spectrum assets.

Our team has engaged in a research and outreach program to identify customers who would likely place value on utilizing our spectrum assets to deploy private broadband networks, technologies and solutions, assuming our FCC initiatives are successful. Based on our market research, we have identified electrical utilities as our initial target customers. As of the date of this filing, we have not signed our first customer contract with an electric utility or other critical infrastructure entity for the long-term lease of our spectrum assets for the deployment of broadband networks, technologies and solutions. Further, there is no assurance, that we will be successful in our efforts to commercialize our spectrum assets. For example, utilities, or other critical infrastructure and enterprise customers, may not elect to lease our spectrum assets on terms satisfactory to us, on a timely basis, or at all. Similarly, there is no assurance that utilities and other critical infrastructure customers will retain us for any other value-added engineering or commercial services we offer them. As a result, even if we are successful with our FCC initiatives, our future prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of implementing a new business plan and pursuing opportunities in new, highly competitive and rapidly developing markets.

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

Further, our assessment that we should target utilities and other critical infrastructure entities as customers for our spectrum is based on our determination that these entities have regulatory and other incentives to install a significant number of new technologies, such as smart devices and sensors, that will generate an increasing amount of data that cannot be addressed well by their existing communication networks and systems. Our potential customers, however, are large organizations, and a decision to implement private broadband networks, technologies and solutions is a significant decision and will require significant capital outlays. Any negotiation and contract process with these potential customers may take longer than we currently expect. In addition, there is no assurance that the governmental agencies that regulate these entities will allow them to pass the capital costs of implementing broadband networks, technologies and solutions utilizing our spectrum on to their ratepayers. In addition, although there is broad availability of broadband Long Term Evolution (“LTE”) , there is no assurance that our targeted customers will be able to utilize existing broadband networks, technologies and solutions with our spectrum without requiring modifications to existing equipment or engaging in product and/or service development efforts, any of which could result in deployment delays, require them or us to invest in technology or other development activities or otherwise adversely limit the potential benefits or value of our spectrum assets. If any of these risks occur, our current plans to commercialize our spectrum assets may not be as valuable as we expect or may face significant delays, any of which would adversely affect our business, liquidity, results of operations and prospects.

Our initiatives with the federal and state agencies and commissions that regulate electric utilities may not be successful.

Our targeted critical infrastructure customers are highly regulated by both federal and state agencies. Electrical utilities, for example, are regulated by federal agencies ranging from the Department of Energy, the Department of Homeland Security, the Federal Energy Regulatory Commission and the national Institute of Standards and Technologies. We are working with each of these agencies to educate them about the potential benefits that private broadband LTE networks, technologies and solutions utilizing our spectrum assets can offer utilities. We are also working with a number of state agencies and commissions who regulate electrical utilities, and who have a strong influence over electric utility buying decisions. Our goal with these state agencies and commissions is to gain their support for utilities being allowed to pass the capital costs of leasing our spectrum assets and deploying private broadband LTE networks, technologies and solutions to ratepayers, including at a customary rate of return for the electric utility company. We are in the early stages of our initiatives with these federal and state agencies and commissions. We may not be successful in gaining support from these governmental bodies on a timely basis, or at all, which could hinder or delay our commercialization efforts with electric utilities and other critical infrastructure entities. If we do not gain support from these governmental bodies, our targeted critical infrastructure customers may not find it commercially feasible to license our spectrum assets, even if we are successful with our FCC initiatives.

Many of the third parties who have objected to our spectrum initiatives, or with whom we are competing against for spectrum opportunities, have significantly more resources, and greater political and regulatory influence, than we do.

Our FCC initiatives have been, and may continue to be, opposed by certain incumbents and other third parties with conflicting or competing business interests. Many of the third parties who are not supportive of our broadband initiatives, or with whom we compete for spectrum opportunities, have significantly more resources and greater political and regulatory influence than we do, which could prevent, delay or increase the costs of our spectrum initiatives and spectrum opportunities. Further, we may be required to make significant concessions or contractual commitments, purchase additional spectrum or replacement communication systems, or limit the use of our spectrum assets or restrict our pursuit of business opportunities, to address the concerns expressed by opposing incumbents and other interested parties. For example, the NPRM currently proposes to exempt from mandatory relocation “complex systems,” with 65 or more integrated sites, which would prevent us from obtaining broadband licenses in counties where these complex systems are located without the operator’s consent, which could be withheld for any reason. This exemption and any other exemptions, concessions, limitations and restrictions or our requirement to make significant expenditures for spectrum or replacement communication systems could have a material adverse effect on our operations and business plan, our future prospects and opportunities and on our ability to develop a profitable business.

Spectrum is a limited resource, and we may not be able to obtain sufficient contiguous spectrum to support our spectrum initiatives or our planned business operations and future growth.

Spectrum is a limited resource whose non-Federal use is regulated in the U.S. by the FCC. In the NPRM, the FCC has proposed that an applicant must hold all 20 blocks of geographic SMR licenses in a particular county to qualify for a broadband license in that county. If any Report and Order issued by the FCC has a similar requirement, we will need to acquire additional spectrum, both from the FCC and from third party incumbents, to qualify to obtain broadband licenses in a number of important geographical areas. The amount of spectrum we will be required to purchase will vary in each county based on our existing spectrum holdings in such county. Our ability to acquire additional spectrum necessary to secure broadband licenses in these geographical areas on a timely and cost-effective basis will depend on the incumbents who hold the additional spectrum we need to acquire, and their operations that we may need to retune or replace. Our time and cost to purchase additional spectrum will also depend in large part on the terms of the FCC’s Report and Order, if any, and how the FCC allows the Company as a broadband applicant to address holdouts and to acquire its 900 MHz spectrum inventory. To prepare for our future business opportunities, we have acquired, and may continue to acquire, additional spectrum through negotiated purchases. We also may elect to acquire additional spectrum in government-sponsored auctions of spectrum. We cannot assure you, however, that we will be successful in acquiring the additional spectrum we will need to support our retuning efforts and to qualify to obtain broadband licenses even if the FCC issues a Report and Order in the 900 MHz proceeding. Further, there is no assurance that the terms of any Report and Order will not significantly increase our time and cost of acquiring spectrum. Any failure to obtain additional spectrum required to obtain broadband licenses and implement our business plans on a timely and cost-effective basis, will materially adversely affect our business, liquidity, results of operations and prospects.

Government regulations or actions taken by governmental bodies could adversely affect our business prospects, liquidity and results of operations.

The licensing and sale of spectrum assets, as well as the deployment and operation of wireless networks and technologies, are regulated by the FCC and, depending on the jurisdiction, state and local regulatory agencies. In particular, the FCC imposes significant regulation on licensees of wireless spectrum with respect to how FCC licenses may be transferred or sold. The FCC also regulates how the spectrum is used by licensees, the nature of the services that licensees may offer and how the services may be offered, including resolution of issues of interference between spectrum bands. In addition, the FCC grants wireless licenses for defined terms. While the Company’s current licenses have ten-year license terms, the NPRM has proposed a fifteen-year license term for 900 MHz broadband licenses. There is no guarantee that our existing or future licenses will be renewed. Failure to comply with FCC requirements applicable to a given licensee could result in revocation or non-renewal of the license, depending on the nature and severity of the non-compliance. If we, or any of the future licensees of our spectrum assets, fail to comply with applicable FCC regulations, we may be subject to sanctions or lose our FCC licenses, which would have a material adverse effect on our business, liquidity, results of operations and prospects.

In addition, the FCC and other federal, state and local governmental authorities could adopt new regulations or take actions, including imposing taxes or fees on our business that could materially adversely affect our business, liquidity, results of operations and prospects. Further, the FCC or Congress may make additional spectrum available for communications services, which may result in the introduction of additional competitive entrants to the already crowded wireless communications marketplace in which we compete. For example, the federal government created and funded the First Responder Network Authority (“FirstNet”), which the federal government authorized to help accomplish, fund and oversee the deployment of a dedicated Nationwide Public Safety Broadband Network (“NPSBN”). The NPSBN may provide an additional source of competition to utilizing our 900 MHz spectrum assets by our targeted critical infrastructure and enterprise customers. Please see the risk factor “Our plans to commercialize our 900Mhz spectrum assets to support the deployment of broadband networks, technologies and solutions depends on the FCC’s issuance of a favorable Report and Order in the 900 MHz proceeding. The FCC may not issue a Report and Order on a timely basis, or at all, and the terms of the Report and Order may not be favorable or may significantly delay or increase the costs required to commercialize our spectrum assets compared to the timing and costs we have assumed in our business plan.” above regarding the impact of government regulation on our request to realign a portion of the 900 MHz band from narrowband to broadband.

The value of our spectrum assets may fluctuate significantly based on supply and demand, as well as technical and regulatory changes.

The FCC spectrum licenses we hold are the Company’s most valuable asset. The value of our spectrum, however, may fluctuate based on various factors, including, among others:

•the regulatory status and outcome of the 900 MHz Proceeding;

•potential uses of our spectrum based on the FCC’s rules and regulations and available technology;

•the cost and time required to comply with the FCC’s requirements to obtain broadband licenses in the 900 MHz band, assuming the FCC issues a Report and Order that provides for broadband use in the 900 MHz band, including providing comparable facilities to and paying to relocate incumbents;

•the market availability and demand for spectrum;

•the demand for private broadband networks, technologies and solutions by our targeted critical infrastructure and enterprise customers;

•our ability to enter into long-term leases or transfer arrangements with our targeted critical infrastructure and enterprise customers on a timely basis and on commercially reasonable terms;

•regulatory changes by the FCC to make additional spectrum available or to promote more flexible uses of existing spectrum; and

•the fluctuation of auction prices of spectrum in neighboring bands or any unsuccessful auctions of such spectrum.

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

We have dedicated significant resources to support and pursue our regulatory initiatives with the FCC. We will need to continue to expend substantial resources for the foreseeable future as we continue to pursue our regulatory initiatives with the FCC, retune the 900 MHz band as required to obtain broadband licenses from the FCC and continue to commercialize our spectrum assets.

After giving effect to the anticipated net proceeds from this offering, we expect that such proceeds, together with our existing cash, will be sufficient to fund our planned operating expenses, capital expenditure requirements and debt service payments for at least the next 12 months. Our budgeted expense levels are based in part on our expectations that our restructuring actions will be effective in reducing our operating expenses, as well as on the timing and terms of any Report and Order the FCC issues in the 900 MHz proceeding, the timing and costs of our retuning and other efforts required to qualify for broadband licenses and our sales and marketing efforts required to commercialize our spectrum assets.

However, we may not correctly predict the amount or timing of our future revenues and our operating expenses may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include:

•the time and resources required to pursue our spectrum initiatives, including our FCC proceedings and our efforts with incumbents to gain support for our initiatives;

•the cost and time to promote, market and commercialize our spectrum assets;

•the cost and time to obtain broadband licenses from the FCC, assuming our spectrum initiatives are successful, including the costs to retune and clear the 900 MHz band and acquire additional spectrum;

•the costs and potential liabilities related to the transfer of our TeamConnect and pdvConnect businesses; and

•the costs to attract and retain personnel with the skills required for effective operations.

In addition, we may not correctly predict the costs, amounts or timing of such future revenues or the timing or costs required to pursue our regulatory and business initiatives. Other unanticipated costs may arise that we currently do not anticipate. We may not be able to adjust our operations in a timely manner to compensate for any shortfall in our revenues, delays in our spectrum initiatives or increases in the expenses required to implement our long-term business plan. As a result, a significant shortfall in our planned revenues, a significant delay in our spectrum initiatives or a significant increase in our planned expenses could have an immediate and material adverse effect on our business, liquidity, results of operations, and prospects. In such case, we may be required to issue additional equity or debt securities or enter into other commercial arrangements sooner than anticipated to secure the additional financial resources to support our future operations and the implementation of our business plans. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business, prospects and results of operations. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On May 18, 2015, we completed a public offering of our common stock in which we raised net proceeds of approximately $64.8 million.  We registered the shares of common stock issued in the offering on a Registration Statement on Form S-1 (File No. 333-203681), which the SEC declared effective on May 12, 2015.  Through June 30, 2019 we have used approximately $34.7 million of the net proceeds from this offering.  We did not complete any transaction in which we paid any of these proceeds, directly or indirectly, to our directors or officers, to any person owning 10% or more of any class of our equity securities, to any associate of any of the foregoing, or to any of our affiliates.  There has been no material change in the expected uses of the net proceeds from the offering as described in our Registration Statement.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

Exhibit No.	Description of Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of Anterix Inc. (the “Company”).
3.2(2)	Certificate of Amendment No. 1 to Amended and Restated Certificate of Incorporation of the Company.
3.3(3)	Certificate of Amendment No. 2 to Amended and Restated Certificate of Incorporation of the Company.
4(4)	Amended and Restated Bylaws of the Company.
4.1(1)	Form of Common Stock Certificate of the Company.
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

(3)Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36827), filed with the SEC on August 6, 2019.

(4)Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36827), filed with the SEC on June 27, 2017.

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

Anterix Inc.

Date:	August 8, 2019	/s/ Morgan E. O’Brien
Morgan E. O’Brien
Chief Executive Officer (Principal Executive Officer)

Date:	August 8, 2019	/s/ Timothy A. Gray
Timothy A. Gray
Chief Financial Officer (Principal Financial and Accounting Officer)