Form 10-Q
period 2019-09-30
Anterix Inc.
filed 2019-11-06
CIK 1304492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________

FORM 10-Q

____________________________________

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

At November 1, 2019, 17,126,398 shares of the registrant’s common stock were outstanding.

Anterix Inc.

FORM 10-Q

For the quarterly period ended September 30, 2019

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Form 10-Q”) includes statements of our expectations, intentions, plans, and beliefs that constitute “forward-looking statements.”  These forward-looking statements are principally, but not solely, contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements include, but are not limited to, statements about our strategies, plans, objectives, expectations, intentions, expenditures and assumptions and other statements contained herein that are not historical facts. Our forward-looking statements are generally, but not always, accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “should,” “will,” “may,” “plan,” “goal,” “can,” “could,” “continuing,” “ongoing,” “intend” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and projections about future events and financial, market and business trends. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause our actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. Many of these risks, uncertainties and other factors are beyond our ability to control, influence, or predict. The most significant of these risks, uncertainties and other factors are described in “Item 1A—Risk Factors” in Part II of this Form 10-Q, in our Quarterly Report on Form 10-Q for the period ended June 30, 2019 filed with the Securities and Exchange Commission (the “SEC”) on August 8, 2019 and in our Annual Report on Form 10-K for the year ended March 31, 2019 filed with the SEC on May 20, 2019.  As a result, investors are urged not to place undue reliance on any forward-looking statements.  These forward-looking statements reflect our views and assumptions only as of the date such forward-looking statements were made. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1:  Consolidated Financial Statements

Anterix Inc.

Consolidated Balance Sheets

(dollars in thousands, except share data)

	September 30,
	2019	March 31, 2019
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$157,494	$76,722
Accounts receivable, net of allowance for doubtful accounts of $20 and $77, respectively	136	444
Prepaid expenses and other current assets	650	1,180
Total current assets	158,280	78,346
Property and equipment, net	8,649	9,830
Right of use assets, net	7,217	—
Intangible assets	107,745	107,548
Capitalized patent costs, net	177	184
Equity method investment	29	—
Other assets	804	845
Total assets	$282,901	$196,753
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$3,641	$5,106
Restructuring reserve	1,755	2,758
Due to related parties	114	183
Operating lease liabilities	1,687	—
Deferred revenue	763	792
Total current liabilities	7,960	8,839
Noncurrent liabilities
Operating lease liabilities	7,844	—
Deferred revenue	3,097	3,466
Deferred income tax	1,148	685
Other liabilities	370	2,999
Total liabilities	20,419	15,989
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized and no shares outstanding at September 30, 2019 and March 31, 2019	—	—
Common stock, $0.0001 par value per share, 100,000,000 shares authorized and 17,125,938 shares issued and outstanding at September 30, 2019 and 14,739,145 shares issued and outstanding at March 31, 2019	2	1
Additional paid-in capital	447,845	349,227
Accumulated deficit	(185,365)	(168,464)
Total stockholders' equity	262,482	180,764
Total liabilities and stockholders' equity	$282,901	$196,753

See accompanying notes to consolidated financial statements.

Anterix Inc.

Consolidated Statements of Operations

(dollars in thousands, except share data)

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2019	2018	2019	2018
Operating revenues
Service revenue	$241	$1,295	$512	$2,642
Spectrum revenue	182	182	364	364
Other revenue	—	347	—	688
Total operating revenues	423	1,824	876	3,694
Operating expenses
Direct cost of revenue (exclusive of depreciation and amortization)	699	1,139	1,617	2,625
General and administrative	4,557	4,635	9,405	9,093
Sales and support	759	864	1,973	2,487
Product development	555	568	1,236	1,199
Depreciation and amortization	636	716	1,277	1,445
Stock compensation expense (exclusive of restructuring related costs)	1,412	1,904	2,989	2,960
Restructuring costs	50	4,147	160	8,122
Impairment of long-lived assets	—	—	—	531
Total operating expenses	8,668	13,973	18,657	28,462
Loss from operations	(8,245)	(12,149)	(17,781)	(24,768)
Interest income	634	370	988	686
Other income (expenses)	52	(1)	152	—
Income on equity method investment	15	—	15	—
Loss before income taxes	(7,544)	(11,780)	(16,626)	(24,082)
Income tax expense	171	—	463	—
Net loss	$(7,715)	$(11,780)	$(17,089)	$(24,082)
Net loss per common share basic and diluted	$(0.46)	$(0.81)	$(1.09)	$(1.66)
Weighted-average common shares used to compute basic and diluted net loss per share	16,634,154	14,521,148	15,702,673	14,501,463

See accompanying notes to consolidated financial statements.

Anterix Inc.

Consolidated Statement of Stockholders’ Equity

(dollars in thousands, except share data)

(Unaudited)

	Number of Shares
	Preferred stock series AA	Common stock	Preferred stock series AA	Common stock	Additional paid-in capital	Accumulated deficit	Total
Balance at June 30, 2019	—	14,840,113	$—	$1	$352,193	$(177,650)	$174,544
Issuance of stock during July 2019 follow-on offering, net of closing costs	—	2,222,223	—	1	94,243	—	94,244
Equity based compensation*	—	55,844	—	—	1,412	—	1,412
Stock option exercises	—	15,000	—	—	301	—	301
Shares withheld for taxes	—	(7,242)	—	—	(304)	—	(304)
Net loss	—	—	—	—	—	(7,715)	(7,715)
Balance at September 30, 2019	—	17,125,938	$—	$2	$447,845	$(185,365)	$262,482

Balance at March 31, 2019	—	14,739,145	$—	$1	$349,227	$(168,464)	$180,764
Cumulative effect of change in accounting principle	—	—	—	—	(188)	188	—
Balance at April 1, 2019	—	14,739,145	—	1	349,039	(168,276)	180,764
Issuance of stock during July 2019 follow-on offering, net of closing costs	—	2,222,223	—	1	94,243	—	94,244
Equity based compensation*	—	80,697	—	—	2,989	—	2,989
Stock option exercises	—	94,323	—	—	2,020	—	2,020
Shares withheld for taxes	—	(10,450)	—	—	(446)	—	(446)
Net loss	—	—	—	—	—	(17,089)	(17,089)
Balance at September 30, 2019	—	17,125,938	$—	$2	$447,845	$(185,365)	$262,482

* includes restricted shares

See accompanying notes to consolidated financial statements.

Anterix Inc.

Consolidated Statement of Stockholders’ Equity

(dollars in thousands, except share data)

(Unaudited)

	Number of Shares
	Preferred stock series AA	Common stock	Preferred stock series AA	Common stock	Additional paid-in capital	Accumulated deficit	Total
Balance at June 30, 2018	—	14,509,557	$—	$1	$339,479	$(138,773)	$200,707
Equity based compensation*	—	23,898	—	—	3,657	—	3,657
Stock option exercises	—	40,662	—	—	821	—	821
Shares withheld for taxes	—	(850)	—	—	(27)	—	(27)
Net loss	—	—	—	—	—	(11,780)	(11,780)
Balance at September 30, 2018	—	14,573,267	$—	$1	$343,930	$(150,553)	$193,378

Balance at March 31, 2018 (As Restated)	—	14,487,650	$—	$1	$335,767	$(127,239)	$208,529
Cumulative effect of change in accounting principle	—	—	—	—	—	768	768
Balance at April 1, 2018	—	14,487,650	—	1	335,767	(126,471)	209,297
Equity based compensation*	—	50,068	—	—	7,477	—	7,477
Stock option exercises	—	40,849	—	—	825	—	825
Shares withheld for taxes	—	(5,300)	—	—	(139)	—	(139)
Net loss	—	—	—	—	—	(24,082)	(24,082)
Balance at September 30, 2018	—	14,573,267	$—	$1	$343,930	$(150,553)	$193,378

* includes restricted shares

See accompanying notes to consolidated financial statements.

Anterix Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Six months ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,089)	$(24,082)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	1,277	1,445
Non-cash compensation expense attributable to stock awards	2,989	7,477
Deferred income taxes	463	—
Bad debt expense	49	161
Loss on disposal of assets	74	14
Impairment of long-lived assets	—	531
Equity method investment	(15)	—
Changes in operating assets and liabilities
Accounts receivable	381	(204)
Inventory	—	173
Prepaid expenses and other assets	546	173
Right of use assets	698	—
Accounts payable and accrued expenses	(1,247)	(741)
Restructuring reserve	(1,537)	3,192
Due to related parties	(69)	(171)
Operating lease liabilities	(661)	—
Deferred revenue	(397)	(406)
Other liabilities	(5)	225
Net cash used by operating activities	(14,543)	(12,213)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible assets	(202)	(936)
Purchases of equipment	(301)	(211)
Net cash used by investing activities	(503)	(1,147)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from July 2019 follow-on offering	94,244	—
Proceeds from stock option exercises	2,020	825
Payments of withholding tax on net issuance of restricted stock	(446)	(139)
Net cash provided by financing activities	95,818	686
Net change in cash and cash equivalents	80,772	(12,674)
CASH AND CASH EQUIVALENTS
Beginning of the year	76,722	98,318
End of the year	$157,494	$85,644
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period:
Taxes paid	$21	$5
Non-cash investing activity:
Contribution of capital equipment to LLC	$14	$—

See accompanying notes to consolidated financial statements.

Anterix Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.	Nature of Operations

Anterix Inc. (formerly known as pdvWireless, Inc., the “Company”) is a wireless communications company focused on empowering the modernization of critical infrastructure and enterprise business communications by enabling broadband connectivity.  The Company’s foundational spectrum provides the ability to transform its customers’ operations to meet new business complexities while achieving higher levels of performance and safety.  The Company is the largest holder of licensed spectrum in the 900 MHz band (896-901/935-940 MHz) with nationwide coverage throughout the contiguous United States, Hawaii, Alaska and Puerto Rico. On average, the Company holds approximately 60% of the channels in the 900 MHz band in the top 20 metropolitan market areas in the United States. The Company is currently pursuing a regulatory proceeding at the Federal Communications Commission (the “FCC”) that seeks to modernize and realign the 900 MHz band by allowing it to be utilized for the deployment of broadband networks, technologies and solutions.

The Company was originally incorporated in California in 1997 and reincorporated in Delaware in 2014.  In November 2015, the Company changed its name from Pacific DataVision, Inc. to pdvWireless, Inc.  On August 6, 2019, the Company changed its name from pdvWireless, Inc. to Anterix Inc. The Company maintains offices in Woodland Park, New Jersey and McLean, Virginia.

Historically, the Company generated revenue principally from its pdvConnect and TeamConnect businesses.  pdvConnect is a mobile communication and workforce management solution.  The Company historically marketed pdvConnect primarily through two Tier 1 carriers in the United States.  In Fiscal 2016, it began offering a commercial push-to-talk (“PTT”) service, which was marketed as TeamConnect, in seven major metropolitan areas throughout the United States, including Atlanta, Baltimore/Washington, Chicago, Dallas, Houston, New York and Philadelphia.  It primarily offered the TeamConnect service to customers indirectly through third-party sales representatives who were primarily selected from Motorola’s nationwide dealer network.

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

In July 2019, the Company completed a registered follow-on offering in which it sold 2,222,223 shares of its common stock at a purchase price to the public of $45.00 per share.  Net proceeds were approximately $94.2 million after deducting $5.5 million in underwriting discounts and commissions, and $0.3 million in offering expenses.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the presentation of the corresponding amounts in the financial statements for the three and six months ended September 30, 2019.  These reclassifications had no effect on previously reported net loss or net loss per common share basic and diluted.

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

The licenses are tested for impairment annually on an aggregate basis, as the Company will be utilizing the wireless licenses on an integrated basis as part of developing broadband.  In Fiscal 2019, the Company performed a step one quantitative impairment test to determine if the fair value is greater than carrying value.  Estimated fair value is determined using a market-based approach.  There are no triggering events indicating impairment in the six months ended September 30, 2019.

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

Equity Method Investment

The Company’s 19.5% investment in TeamConnect LLC (“LLC”) for which the Company is not the primary beneficiary and does not influence or control the activities that most significantly impact the LLC’s economic performance, are not consolidated and are accounted for under the equity method of accounting. Under the equity method of accounting, the LLC’s accounts are not reflected within the Company’s consolidated balance sheets and statements of operations. The Company's share of the earnings of the LLC is reported as income (loss) on equity method investment in the Company’s consolidated statements of operations. The Company’s carrying value in an equity method investment is reported as equity method investment on the Company’s consolidated balance sheets.

If the Company’s carrying value in an equity method is reduced to zero, no further losses are recorded in the Company’s consolidated financial statements unless the Company guarantees obligations of the LLC or commits  additional funding. When the LLC subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized.

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

In accordance with Financial Accounting Standards Board, (“FASB”) Accounting Standards Update (“ASU”) 2016-02 Leases (“ASC 842”), the Company recognized right of use (“ROU”) assets and corresponding lease liabilities on its Consolidated Balance Sheet for its operating lease agreements. The Company elected the package of practical expedients for its long-term operating leases, which permits the Company not to reassess under the new standard the prior conclusions about lease identification, lease classification and initial direct costs.  See Note 9 – Leases for further discussion, including the impact on the Company’s consolidated financial statements and required disclosures.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities as well as from net operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities from a change in income tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is established when it is estimated that it is more likely than not that the tax benefit of a deferred tax asset will not be realized.

Revenue Recognition

Revenues are recognized when a contract with a customer exists and control of the promised goods or services is transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services and the identified performance obligation has been satisfied.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in Accounting Standards Update 2014-09, Revenue from Contracts with Customers, (“ASC 606”). A contract’s transaction price is allocated to each distinct performance obligation and is recognized as revenue when, or as, the performance obligation is satisfied, which typically occurs when the services are rendered. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. The Company’s contracts with customers may include multiple performance obligations. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price. It generally determines standalone selling prices based on the prices charged to customers under contracts involving only the relevant performance obligation. Judgment may be used to determine the standalone selling prices for items that are not sold separately, including services provided at no additional charge. Most of the Company’s performance obligations are satisfied over time as services are provided.

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company has determined that certain sales commissions meet the requirements to be capitalized and have been recorded as an asset upon the Company’s adoption of ASC 606. As a result of the customers being assigned to A BEEP and Goosetown (see Note 3 below), the Company’s capitalized sales commissions were impaired on April 1, 2019.

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

Accounting for Uncertainty in Income Taxes

The Company recognizes the effect of tax positions only when they are more likely than not to be sustained. Management has determined that the Company had no uncertain tax positions that would require financial statement recognition or disclosure. The Company is no longer subject to U.S. federal, state or local income tax examinations for periods prior to 2016. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Net Loss Per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. For purposes of the diluted net loss per share calculation, preferred stock, stock options, restricted stock and warrants are considered to be potentially dilutive securities. Because the Company has reported a net loss for the three months and six months ended September 30, 2019 and 2018, respectively, diluted net loss per common share is the same as basic net loss per common share for those periods.

Common stock equivalents resulting from potentially dilutive securities approximated 1,409,000 and 1,179,000 at September 30, 2019 and 2018, respectively, and have not been included in the dilutive weighted average shares of common stock outstanding, as their effects are anti-dilutive.

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

On April 1, 2019, the Company recognized ROU assets of $7.1 million and lease liabilities of approximately $9.4 million, derecognized deferred rent liabilities of approximately $2.3 million and did not record an adjustment to accumulated deficit. When measuring lease liabilities for leases that were classified as operating leases, the Company discounted lease payments using its estimated incremental borrowing rate at April 1, 2019.  The weighted average incremental borrowing rate applied was 13%. The Company’s adoption of the new lease standard did not impact its consolidated statements of operations and its statements of cash flows.  No cumulative effect adjustment was recognized as the amount was not material. See Note 9 – Leases for further discussion, including the impact on the Company’s consolidated financial statements and required disclosures.

Stock Compensation

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-based Payment Accounting.   ASU  2018-07 addresses several aspects of the accounting for nonemployee share-based payment transactions, including share-based payment transactions for acquiring goods and services from nonemployees.  ASU  2018-07 is effective for the Company’s fiscal year 2020 beginning April 1, 2019. As a result of adopting the ASU on April 1, 2019, the Company reduced its accumulated deficit by $188,000. See Note 11 – Stock Acquisition Rights, Stock Options and Warrants for further discussion, including the impact on the Company’s consolidated financial statements and required disclosures.

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

In December 2018, the Company’s board of directors approved the transfer of its TeamConnect business and support for its pdvConnect business to help reduce  operating costs and to allow the management team and the Company to focus on its FCC initiatives and future broadband opportunities.  Specifically, the Company entered into: (i) a Customer Acquisition and Resale Agreement with A BEEP LLC (“A BEEP”) on January 2, 2019, (ii) a Customer Acquisition, Resale and Licensing Agreement with Goosetown Enterprises, Inc. (“Goosetown”) on January 2, 2019 and (iii) a memorandum of understanding (“MOU”) with the principals of Goosetown on December 31, 2018.  Under the A BEEP and Goosetown Agreements, the Company agreed to: (i) transfer its TeamConnect customers located in the Atlanta, Chicago, Dallas, Houston and Phoenix metropolitan markets to A BEEP, (ii) transfer its TeamConnect customers located in the Baltimore/Washington DC, Philadelphia and New York metropolitan markets to Goosetown, (iii) provide A BEEP and Goosetown with access to the TeamConnect Metro and Campus Systems (the, “MotoTRBO Systems ”) and (iv) grant A BEEP and Goosetown the right to resell access to the MotoTRBO Systems pursuant to separate Mobile Virtual Network Operation arrangements for a two-year period.  The Company also granted Goosetown a license to sell the business applications the Company developed for its TeamConnect service.  On March 31, 2019, the agreements were amended to formally set the transition date for the businesses as April 1, 2019 and to clarify the responsibilities between the parties.

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

Service Revenue.  The Company has historically derived its service revenue from a fixed monthly recurring unit price per user, with 30-day payment terms, for the pdvConnect, TeamConnect and Diga-talk service offerings.

pdvConnect is a proprietary cloud-based mobile resource management solution which has historically been sold as a separate software-as-a-service offering for dispatch-centric business customers who utilize Tier 1 cellular networks, and to a lesser extent, who utilize land mobile radio networks not operated by the Company.  pdvConnect was historically sold directly by the Company or through two Tier 1 domestic carriers.  The service is contracted and billed on a month-to-month basis, and the Company satisfies its performance obligation over time as the services are delivered.

TeamConnect combines pdvConnect with push-to-talk (“PTT”) mobile communication services involving digital network architecture and mobile devices.   The contract period for the TeamConnect service varies from a month-to-month basis to 24 months.  The customer is billed at the beginning of each month of the contract term.  The Company recognizes revenue as it satisfies its performance obligation over time as the services are delivered. On April 1, 2019, these customers were transitioned to A BEEP and Goosetown.  A BEEP and Goosetown agreed to pay the Company a certain portion of the recurring revenues during the term of the agreements.  While the customer remains on the Company’s MotoTRBO Systems, the portion of recurring revenues paid by A BEEP and Goosetown is recorded as revenue.

Diga-talk is a mobile communications offering that was being resold by the Company for the three and six months ended September 30, 2018.  The service was contracted and billed on a month-to-month basis. The determination was made that the Company was the principal in this reseller arrangement since the customer viewed the Company as fulfilling the performance obligations and therefore, recorded revenue on a gross basis over time upon delivery of the services.  On April 1, 2019, these customers were transferred to A BEEP and the Company no longer has revenue for this offering.

Spectrum Revenue.  In September 2014, Motorola paid the Company an upfront, fully-paid fee of $7.5 million in order to use a portion of the Company’s wireless spectrum licenses. The payment of the fee is accounted for as deferred revenue on the Company’s consolidated balance sheets and is recognized ratably as the service is provided over the contractual term of approximately ten years.  The revenue recognized for the three and six months ended September 30, 2019 and 2018 were approximately $182,000 and $364,000, respectively.

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

Contract Assets.  Contract assets includes the portion of the Company’s future service invoices which has been allocated to the discounted price of the radios and amortized as a reduction against service revenue over the contract period.

The Company also recognized a contract asset for the incremental costs of obtaining a contract with a customer.  These costs include commissions for sales people and commissions paid to third-party dealers.  These costs are amortized ratably using the portfolio approach over the estimated customer contract period.  The Company reviews the contract asset on a periodic basis to determine if an impairment exists.  If it is determined that there was an impairment, the contract asset will be expensed.  Under the previous accounting standard, the Company expensed commissions as incurred.

As a result of the customers being transferred to A BEEP and Goosetown, all contract and contract acquisition costs were impaired.  The Company increased direct cost of revenue amounting to $178,000 for the six months ended September 30, 2019, and sales and support expense amounting to $258,000 for the six months ended September 30, 2019.

The following table presents the activity for the Company’s contract assets (in thousands):

Contract Assets
Balance as of April 1, 2018	$768
Additions	284
Amortization	(558)
Impairment	(58)
Balance at March 31, 2019	436
Impairment	(436)
Balance at September 30, 2019	$—

Contract liabilities.  Contract liabilities primarily relate to advance consideration received from customers for spectrum services, for which revenue is recognized over time, as the services are performed.  These contract liabilities are recorded as deferred revenue on the balance sheet. The related liability as of March 31, 2019 of $4.2 million has been reduced by revenue recognized in the six months ended September 30, 2019 of $0.4 million leaving a remaining liability of $3.8 million as of September 30, 2019.

4.      Property and Equipment

Property and equipment consists of the following at September 30, 2019 and March 31, 2019 (in thousands):

	Estimated	September 30,	March 31,
	useful life	2019	2019
Network sites and equipment	5-10 years	$15,864	$15,954
Furniture and fixture and other equipment	2-5 years	282	1,026
Computer equipment	5-7 years	83	140
Computer software	1-7 years	509	28
Leasehold improvements	Shorter of the lease term or 10 years	232	351
		16,970	17,499
Less accumulated depreciation		8,340	7,952
		8,630	9,547
Construction in process		19	283
Property and equipment, net		$8,649	$9,830

Depreciation expense for the three months ended September 30, 2019 and 2018 amounted to $0.6 million and $0.7 million, respectively.  The depreciation expense for the six months ended September 30, 2019 and 2018 amounted to $1.3 million and $1.4 million, respectively.  During the six months ended September 30, 2018, the Company recorded a $0.5 million non-cash charge for long-lived asset impairment of its radio assets to reduce the carrying value to the estimated recoverable amount.  There was no impairment charge for the three and six months ended September 30, 2019.  Computer software includes software developed or obtained for internal use during the application development stage with an estimated useful life of 5 to 7 years.  Leasehold improvements include certain allowances for tenant improvements related to the expansion of the Company’s corporate headquarters. As of September 30, 2019, construction in progress primarily relates to various computer equipment that were not in service. As of March 31, 2019, construction in progress primarily relates to various software and web projects being developed internally.  On September 30, 2019, the Company transferred network, computer and other equipment with a net book value of $72,000 used to support the pdvConnect application services in exchange for a 19.5% ownership interest to the LLC.

5.Intangible Assets

Wireless licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but instead are tested for impairment annually, or more frequently if an event indicates that the asset might be impaired. There were no impairment charges related to the Company’s indefinite-lived intangible assets during the three and six months ended September 30, 2019 and 2018.

During the quarter ended September 30, 2019, the Company entered into an agreement with a third party to acquire wireless licenses for cash consideration of $0.2 million, upon FCC approval.

Intangible assets consist of the following at September 30, 2019 and March 31, 2019 (in thousands):

Wireless Licenses
Balance at March 31, 2019	$107,548
Acquisitions	202
Reclassed to property and equipment	(5)
Balance at September 30, 2019	$107,745

6.  Equity Method Investment

In connection with the transfer of its TeamConnect business and support for its pdvConnect business, the Company entered into a memorandum of understanding (“MOU”) with the principals of Goosetown on December 31, 2018.  Under the MOU, the Company agreed to assign the intellectual property rights to its pdvConnect application to the LLC, a new entity formed by the principals of Goosetown, in exchange for a 19.5% ownership interest in the LLC, effective April 30, 2019.  The Goosetown principals have agreed to fund the future operations of the LLC, subject to certain limitations.  The LLC has assumed the Company’s software support and maintenance obligations under the Goosetown and A BEEP Agreements.  The LLC has also assumed customer care services related to the Company’s pdvConnect application. The Company provided transition services to the LLC through April 1, 2019 to facilitate an orderly transition of the customer care services.

As of September 30, 2019, the Company transferred network, computer and other equipment with a net book value of $72,000, and recorded an investment in the LLC amounting to $14,000 and loss on disposal of assets amounting to $58,000 relating to the transfer of the assets as of such date.  The Company anticipates that it will complete the transfer of the intellectual property rights to the LCC during the third quarter of fiscal 2020.

During the six months ended September 30, 2019, the change in the carrying value of the investment in the LLC is summarized as follows (in thousands):

Equity Method Investment
Equity method investment carrying value at March 31, 2019	$—
Contribution	14
Share of net income from LLC	15
Equity method investment carrying value at September 30, 2019	$29

 7.Related Party Transactions

As of March 31, 2019, the Company owed $5,000 to a consultant firm who is an affiliate of a significant holder of the Company.  No such services were provided and owed to the consulting firm for the three and six months ending September 30, 2019 and 2018, respectively.

The Company purchased $2,000 and $1,000 of equipment from Motorola for the three months ended September 30, 2019 and 2018, respectively. The Company paid $11,000 and $10,000 for services from Motorola for the six months ended September 30, 2019 and 2018, respectively. The Motorola revenue recognized for the three and six months ended September 30, 2019 and 2018 were approximately $182,000 and $364,000, respectively.  As of September 30, 2019 and March 31, 2019, the Company owed $84,000 and $60,000 to Motorola, respectively.

Under the terms of the MOU, the Company is obligated to pay the LLC a monthly service fee for a 24-month period ending on January 7, 2021 for its assumption of the Company’s support obligations under the A BEEP and Goosetown agreements.  The Company is also obligated to pay the LLC a certain portion of the billed revenue received by the Company from pdvConnect customers for a 48-month period. For the three and six months ended September 30, 2019, the Company incurred $250,000 and $514,000 under the MOU, respectively.  As of September 30, 2019 and March 31, 2019, the Company owed $30,000 and $118,000 to the LLC, respectively.

8.Impairment and Restructuring Charges

Long-lived Assets and Right of Use Assets Impairment.

During the six months ended September 30, 2018, the Company reviewed assets designated for its TeamConnect business.  As a result of the Company’s transfer of the TeamConnect business, it determined that the carrying value of radios and related accessories were not fully recoverable.  As a result, the Company recorded a non-cash asset impairment charge of $0.5 million in the six months ending September 30, 2018 to reduce the carrying value of these assets to zero.  There was no impairment charge for the six months ending September 30, 2019.

Restructuring Charges.

April 2018 and June 2018 restructuring activities.  In April 2018, the Company announced a shift in its focus and resources in order to pursue its regulatory initiatives at the FCC and prepare for the future deployment of broadband and other advanced technologies and services.  In light of this shift in focus, the Company’s board of directors also approved a chief executive officer transition plan, under which, John Pescatore, the Company’s chief executive officer and president, transitioned to the position of vice chairman and Morgan O’Brien, the Company’s then-current vice chairman, assumed the position as the new chief executive officer.  In connection with the transition, the Company and Mr. Pescatore entered into a Continued Service, Consulting and Transition Agreement and a separate Consulting Agreement (the “CEO Transition Agreements”) and the Company also entered into additional consulting and transition agreements with several other key employees.

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

For the six months ended September 30, 2019, total accrued restructuring charges for the April 2018 and June 2018 restructuring activities were as follows (in thousands):

Restructuring Activities
Balance at March 31, 2019	$2,655
Cash payments	(1,036)
Balance at September 30, 2019 (classified as current liabilities - restructuring reserve)	$1,619

December 2018 cost reductions. On December 31, 2018, the Company’s board of directors approved the following cost reduction actions: (i) the elimination of approximately 20 positions, or 30% of the Company’s workforce and (ii) the closure of its office in San Diego, California (collectively, the “December 2018 Cost-Reduction Actions”).   For the three and six months ended September 30, 2019, the Company recorded an additional restructuring charge relating to the December 2018 Cost-Reduction Actions amounting to $28,000 and $172,000, respectively, related to employee severance and benefit costs. For the six months ended September 30, 2019, the Company reduced the facility exit costs accrual for our San Diego, California office by approximately $28,000.  An additional $91,000 of restructuring charges will be incurred approximately through the third quarter of fiscal 2021 related to employee retention costs.  The Company completed the cost reduction and restructuring actions in July 31, 2019, and the related cash payments for severance costs was completed by the end of August 31, 2019.

For the six months ended September 30, 2019, total December 2018 cost reduction charges were as follows (in thousands):

Restructuring Activities
Balance at March 31, 2019	$679
Severance costs	172
Facility exit	(28)
Cash payments	(645)
Balance at September 30, 2019	178
Less amount classified as current liabilities - restructuring reserve	136
Noncurrent liabilities - included in other liabilities	$42

9.  Leases

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

When measuring lease liabilities for leases that were classified as operating leases, the Company discounted lease payments using its estimated incremental borrowing rate at April 1, 2019.  The weighted average incremental borrowing rate applied was 13%.  As of September 30, 2019, the Company’s leases had a remaining weighted average term of 5.35 years.

Rent expense amounted to approximately $0.7 million and $1.3 million for the three and six months ended September 30, 2019, respectively.  Total rent expense amounted to approximately $0.6 million and $1.3 million for the three and six months ended September 30, 2018, respectively.

The following table presents net lease cost (in thousands):

	Three Months Ended	Six Months Ended
	September 30, 2019	September 30, 2019
Lease cost
Operating lease cost (cost resulting from lease payments)	$666	$1,290
Short term lease cost	10	32
Sublease income	(5)	(9)
Net lease cost	$671	$1,313

The following table presents other supplemental lease information (in thousands):

Six Months Ended
September 30, 2019
Operating lease - operating cash flows (fixed payments)	$1,321
Operating lease - operating cash flows (liability reduction)	$661
Right of use assets obtained in exchange for new operating lease liabilities	$7,915
Non-current assets - right of use assets, net	$7,217
Current liabilities - operating lease liabilities	$1,687
Non-current liabilities - operating lease liabilities	$7,844

Future minimum payments under non-cancelable leases for office and tower spaces (exclusive of real estate tax, utilities, maintenance and other costs borne by the Company), for the remaining terms of the leases following the six months ended September 30, 2019 are as follows (in thousands):

Operating
Fiscal Year	Leases
2020 (excluding the six months ended September 30, 2019)	$1,398
2021	2,670
2022	2,265
2023	2,098
2024	1,893
After 2024	3,054
Total future minimum lease payments	13,378
Amount representing interest	(3,847)
Present value of net future minimum lease payments	$9,531

10.    Income Taxes

On December 22, 2017, new federal tax provisions under the Tax Cuts and Jobs Act of 2017 (“TCJA”) were signed into law.  The TCJA includes numerous changes to existing corporate income tax laws.  These changes include, among others, a permanent reduction in the federal corporate income tax rate from the highest marginal rate of 35% to a fixed rate of 21%, effective as of January 1, 2018, and a provision that federal net operating losses (“NOLs”) incurred in tax years ending after December 31, 2017 may be carried forward indefinitely. As a result, the Company may now consider indefinite lived assets and the associated deferred tax liability as a source of future taxable income when assessing the potential to realize future tax deductions from indefinite carryforwards of NOLs and interest expense.

As of March 31, 2018, the Company had federal and state NOL carryforwards of approximately $125.7 million and $51.3 million, respectively, expiring in various amounts from 2019 through 2037, to offset future taxable income.  Per the TCJA, federal and TCJA-adhering state NOLs of approximately $34.1 million and $4.4 million, respectively, generated in fiscal year ended March 31, 2018 can be carried forward indefinitely and are not subject to the 80% of taxable income NOL deduction limitation.  As of March 31, 2019, the Company had federal and state NOL carryforwards of approximately $164.0 million and $74.0 million, respectively, expiring in various amounts from 2020 through 2037, to offset future taxable income. Federal and state NOLs of approximately $72.6 million and $10.3 million, respectively, can be carried forward indefinitely but a portion of federal and state NOLs of approximately $38.5 million and $6.0 million, respectively, is limited to 80% of future taxable income when used. For the six months ended September 30, 2019, the Company incurred federal and state operating losses of approximately $19.4 million and $11.5 million, respectively, to offset future taxable income, of which $22.4 million can be carried forward indefinitely, but can only offset 80% of taxable income when used.

The Company used a discrete effective tax rate method to calculate taxes for the three- and six-month ended September 30, 2019. The Company determined that applying an estimate of the annual effective tax rate would not provide a reasonable estimate as small changes in estimated “ordinary” loss would result in significant changes in the estimated annual effective tax rate. Accordingly, for the six months ending September 30, 2019, the Company recorded a total deferred tax expense of $463,000 due to the inability to use some portion of federal and state NOL carryforwards against the deferred tax liability created by the amortization of indefinite-lived intangibles.

11.     Stock Acquisition Rights, Stock Options and Warrants

The Company established the 2014 Stock Plan (the “2014 Stock Plan”) to attract, retain and reward individuals who contribute to the achievement of the Company’s goals and objectives. This 2014 Stock Plan superseded previous stock plans although under such previous plans, 23,550 stock option shares were outstanding and vested as of September 30, 2019.

The Company’s board of directors has reserved 3,805,223 shares of common stock for issuance under its 2014 Stock Plan as of September 30, 2019, of which 821,333 shares are available for future issuance. The number of shares will continue to automatically increase each January 1  through January 1, 2024 by an amount equal to the lesser of (i) 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or (ii) a lesser amount determined by the board of directors.  Effective January 1, 2019, the board of directors elected to increase the shares authorized under the 2014 Stock Plan by 293,528 shares which represented 2% of the of the common stock issued and outstanding as of December 31, 2018.

Restricted Stock and Restricted Stock Units

A summary of non-vested restricted stock activity for the six months ended September 30, 2019 is as follows:

		Weighted
		Average
	Restricted	Grant Day
	Stock	Fair Value
Non-vested restricted stock outstanding at March 31, 2019	279,212	$28.71
Granted	165,315	42.28
Forfeited	(2,163)	(22.85)
Vested	(86,274)	(28.41)
Non-vested restricted stock outstanding at September 30, 2019	356,090	$35.12

The Company recognizes compensation expense for restricted stock on a straight-line basis over the explicit vesting period.  Vested restricted stock units are settled and issuable upon the earlier of the date the employee ceases to be an employee of the Company or a date certain in the future.  Stock compensation expense related to restricted stock was approximately $1.0 million and $2.0 million for the three and six months ended September 30, 2019, respectively.  Stock compensation expense related to restricted stock was approximately $1.4 million and $2.6 million for the three and six months ended September 30, 2018, respectively.

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

Stock compensation expense for restricted stock is accounted for in general and administrative expense in the Company’s Consolidated Statement of Operations.  At September 30, 2019, there was $10.5 million of unvested compensation expense for restricted stock, which is expected to be recognized over a weighted average period of 3.12 years.

Performance Stock Units

During the three and six months ended September 30, 2019, the Company did not award any performance stock units under the 2014 Stock Plan.   Outstanding performance stock units represent the number of shares of the Company’s common stock that the recipient would receive upon the Company’s attainment of the applicable performance goals. The units will vest in full upon attainment, prior to January 13, 2020, of (A) a Final Order from the FCC providing for the creation and allocation of licenses for spectrum in the 900 MHz band consisting of paired blocks of contiguous spectrum, each containing at least 3 MHz of contiguous spectrum, authorized for broadband wireless communications uses and (B) the lack of objection by the Company's board of directors to the terms and conditions  (including, but not limited to, the rebanding, clearing and relocation procedures, license assignment and award mechanisms, and technical and operational rules) set forth or referenced in the Final Order.  These awards do not forfeit.

A summary of the performance stock unit activity for the six months ended September 30, 2019 is as follows:

Weighted
Average
	Performance	Grant Day
	Stock	Fair Value
Performance stock outstanding at March 31, 2019	109,138	$23.80
Granted	—	—
Forfeited	—	—
Vested	—	—
Performance stock outstanding at September 30, 2019	109,138	$23.80

For the three and six months ended September 30, 2019 and 2018, there was no stock compensation expense recognized for the performance units.  At September 30, 2019, there was approximately $2.6 million of unvested compensation expense related to the outstanding performance stock units.

Stock Options

A summary of stock option activity for the six months ended September 30, 2019 is as follows:

	Options	Weighted Average Exercise Price
Options outstanding at March 31, 2019	1,923,634	$23.64
Options granted	—	—
Options exercised	(89,323)	(21.49)
Options forfeited/expired	(9,875)	(48.14)
Options outstanding at September 30, 2019	1,824,436	$23.61

There were no options granted for the three and six months ended September 30, 2019.

Performance Stock Options

 A summary of the performance stock options as of September 30, 2019 is as follows:

	Performance Options	Weighted Average Exercise Price
Performance Options outstanding at March 31, 2019	179,945	$25.83
Performance Options granted	—	—
Performance Options exercised	—	—
Performance Options forfeited/expired	—	—
Performance Options outstanding at September 30, 2019	179,945	$25.83

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

Stock compensation expense related to the amortization of the fair value of stock options (other than the performance stock options) issued was approximately $0.4 million and $1.0 million for the three and six months ended September 30, 2019.   For the three and six months ended September 30, 2018, the comparable stock compensation expense was approximately $2.1 million and $4.8 million, respectively, which included $1.1 million of expense related to the consulting and transition agreements and $2.1 million of expense related to the modification of option grants held by the Company’s former chief executive officer and president. The stock compensation expense is included in general and administrative expense in the accompanying Consolidated Statement of Operations.

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

As of September 30, 2019, there was approximately $3.1 million of unrecognized compensation cost related to non-vested stock options granted under the Company’s stock option plans, of which $2.0 million pertains to the non-performance based stock options which is expected to be recognized over a weighted-average period of 2.2 years.

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

12.     Contingencies

Litigation

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

As of September 30, 2019, the Company sells its pdvConnect product and extends credit predominately to two third-party carriers. The Company maintains allowances for doubtful accounts based on factors surrounding the write-off history, historical trends, and other information.

14.     Business Concentrations

For the three and six months ended September 30, 2019, the Company had two domestic carriers that accounted for approximately 23% and 25% of operating revenues, respectively.  For the three and six months ended September 30, 2018, the Company had one domestic carrier that accounted for approximately 28% and 31% of operating revenues, respectively.

As of September 30, 2019, the Company had two domestic carriers that accounted for approximately 67% of accounts receivable. As of March 31, 2019, the Company had one domestic carrier that accounted for approximately 31% of accounts receivable.

15.     Subsequent Event

Consistent with the Company’s transfer of support for the pdvConnect business to TeamConnect LLC (the “LLC”), the Company received notice from one of the Tier 1 carrier partners who markets pdvConnect that the Tier 1 carrier partner had signed a contract directly with the LLC to continue marketing pdvConnect and that it would be terminating its contract with the Company, effective as of October 31, 2019.  As a result, revenue from sales of pdvConnect by this Tier 1 carrier will transfer to the LLC effective November 1, 2019.  The Company has a 19.5% equity investment in the LLC.  As disclosed in the Form 10-Q for the quarter ended June 30, 2018, the Company had previously announced that the largest customer of the pdvConnect service planned to terminate its use of the service, which termination ultimately occurred in October 2019. As a result of the loss of this significant customer, the Company’s implementation of the restructuring plan, and the related measures taken to reduce the operating costs of the Company’s TeamConnect and pdvConnect businesses, principally in the sales and marketing areas, the operating revenues from these businesses have exhibited a decline since the quarter ended September 30, 2018 and are expected to continue to exhibit a decline for the next several quarters.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of the financial condition and results of operations of Anterix Inc. (“Anterix,” the “Company”, “we”, “us”, or “our”) should be read in conjunction with our financial statements and notes thereto included in this Quarterly Report on Form 10-Q (the “Form 10-Q”) and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2019, filed with the SEC on May 20, 2019 (the “Annual Report”).  In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those identified or referenced in “Item 1A—Risk Factors” in Part II of this Form 10-Q.  As a result, investors are urged not to place undue reliance on any forward-looking statements.  Except to the limited extent required by applicable law, we do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

Overview

We are a wireless communications company focused on empowering the modernization of critical infrastructure and enterprise businesses communications by enabling broadband connectivity.  Our foundational spectrum provides the ability to transform our customers operations to meet new business complexities while achieving higher levels of performance and safety. We are the largest holder of licensed spectrum in the 900 MHz band (896-901/935-940 MHz) with nationwide coverage throughout the contiguous United States, Hawaii, Alaska and Puerto Rico. On average, we hold approximately 60% of channels in the 900 MHz band in the top 20 metropolitan market areas in the United States.  We are currently pursuing a regulatory proceeding at the Federal Communications Commission (“FCC”) that seeks to modernize and realign the 900 MHz band by allowing it to be utilized for the deployment of broadband networks, technologies and solutions. Our goal is to become the leading provider of broadband spectrum assets to critical infrastructure and enterprise customers.  We maintain offices in Woodland Park, New Jersey and McLean, Virginia.

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

Our Strategy

Our business strategy is to continue to simultaneously pursue our FCC and business initiatives. Our FCC initiatives are focused on obtaining a Report and Order from the FCC that supports broadband services in the 900 MHz band. Our business initiatives are focused on supporting both (i) our FCC initiatives, including the timely issuance of a favorable Report and Order, and (ii) our efforts to be ready to obtain broadband licenses from the FCC and to commercialize our spectrum assets assuming the FCC issues a favorable Report and Order. Our efforts include:

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

Our Historical Business, TeamConnect and pdvConnect

Historically, we generated our revenue principally from our pdvConnect and TeamConnect businesses.  pdvConnect is a mobile communication and workforce management solution that we historically marketed through two Tier 1 carriers in the United States.  In Fiscal 2016, we began offering a commercial push-to-talk (“PTT”) service, which we marketed as TeamConnect, in seven major metropolitan areas throughout the United States, including Atlanta, Baltimore/Washington, Chicago, Dallas, Houston, New York and Philadelphia.   We primarily offered our TeamConnect service to customers indirectly through third-party sales representatives who were primarily selected from Motorola’s nationwide dealer network.

In June 2018, we announced our plan to restructure the business to align and focus our business priorities on our FCC spectrum initiatives aimed at modernizing and realigning the 900 MHz band.  In December 2018, our board of directors approved the transfer of our TeamConnect business and support of our pdvConnect business.  Specifically, we entered into: (i) a Customer Acquisition and Resale Agreement with A BEEP LLC (“A BEEP”) on January 2, 2019, (ii) a Customer Acquisition, Resale and Licensing Agreement with Goosetown Enterprises, Inc. (“Goosetown”) on January 2, 2019 and (iii) a memorandum of understanding (“MOU”) with the principals of Goosetown on December 31, 2018.  On March 31, 2019, the agreements were amended to define the transition date as April 1, 2019 and to clarify the responsibilities between the parties.

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

Under the terms of the MOU, we agreed to assign the intellectual property rights to our TeamConnect and pdvConnect applications and assets to support the pdvConnect application to TeamConnect LLC (the “ LLC”), a new entity formed by the principals of Goosetown, in exchange for a 19.5% ownership interest in the LLC.  The Goosetown principals have agreed to fund the future operations of the LLC, subject to certain limitations.  The LLC has assumed our software support and maintenance obligations under the Goosetown and A BEEP Agreements.  The LLC has also assumed customer care services related to our pdvConnect application.  We provided transition services to the LLC through April 1, 2019 to facilitate an orderly transition of the customer care services.  As of September 30, 2019, we transferred network, computer and other equipment with a net book value of $72,000, and recorded an investment in the LLC amounting to $14,000 and loss on disposal of assets amounting to $58,000 relating to the transfer of the assets as of such date.  We anticipate that we will complete the transfer of the intellectual property rights to the LCC during the third quarter of fiscal 2020. We are also obligated to pay the LLC a monthly services fee for a 24-month period ending on January 7, 2021 for its assumption of our support obligations under the Goosetown and A BEEP Agreements.  We are also obligated to pay the LLC a certain portion of the billed revenue received by us from pdvConnect customers for a 48-month period.

Results of Operations

Comparison of the three and six months ended September 30, 2019 and 2018

The following table sets forth our results of operations for the three and six months ended September 30, 2019 and 2018. The period-to-period comparison of financial results is not necessarily indicative of the financial results we will achieve in future periods.

Operating revenues

	Three months ended September 30,		Aggregate Change		Six months ended September 30,		Aggregate Change
(in thousands)	2019	2018	Amount	%	2019	2018	Amount	%
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
Service revenue	$241	$1,295	$(1,054)	-81%	$512	$2,642	$(2,130)	-81%
Spectrum lease revenue	182	182	—	0%	364	364	—	0%
Other revenue	—	347	(347)	-100%	—	688	(688)	-100%
Total operating revenues	$423	$1,824	$(1,401)	-77%	$876	$3,694	$(2,818)	-76%

Overall operating revenues decreased by $1.4 million, or 77%, to $423,000 for the three months ended September 30, 2019 from $1.8 million for the three months ended September 30, 2018.  For the six months ended September 30, 2019, operating revenue decreased by $2.8 million, or 76%, to $876,000  from $3.7 million for the six months ended September 30, 2018.  The decrease in the three and six month periods are attributable to the transfer of our TeamConnect customers to A BEEP and Goosetown as part of our December 2018 restructuring efforts as discussed in Note 3 above, as well as the loss of a customer in our pdvConnect business.

Operating expenses

	Three months ended September 30,		Aggregate Change		Six months ended September 30,		Aggregate Change
(in thousands)	2019	2018	Amount	%	2019	2018	Amount	%
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
Direct cost of revenue (exclusive of depreciation and amortization)	$699	$1,139	$(440)	-39%	$1,617	$2,625	$(1,008)	-38%
General and administrative	4,557	4,635	(78)	-2%	9,405	9,093	312	3%
Sales and support	759	864	(105)	-12%	1,973	2,487	(514)	-21%
Product development	555	568	(13)	-2%	1,236	1,199	37	3%
Depreciation and amortization	636	716	(80)	-11%	1,277	1,445	(168)	-12%
Stock compensation expense (exclusive of restructuring related costs)	1,412	1,904	(492)	-26%	2,989	2,960	29	1%
Restructuring costs	50	4,147	(4,097)	-99%	160	8,122	(7,962)	-98%
Impairment of long-lived assets	—	—	—	0%	—	531	(531)	-100%
Total operating expenses	$8,668	$13,973	$(5,305)	-38%	$18,657	$28,462	$(9,805)	-34%

Direct cost of revenue. Direct cost of revenue decreased by $0.4 million, or 39%, to $0.7 million for the three months ended September 30, 2019 from $1.1 million for the three months ended September 30, 2018.  For the six months ended September 30, 2019, direct cost of revenue decreased by $1.0 million, or 38%, to $1.6 million from $2.6 million for the six months ended September 30, 2018.  The decrease in the three and six months ended September 30, 2019 are attributable to lower costs related to radio sales as a result of the transfer of our TeamConnect customers to A BEEP and Goosetown as part of our December 2018 restructuring efforts as discussed in Note 3 above.

General and administrative expenses. General and administrative expenses for the three months ended September 30, 2019 decreased by $0.1 million, or 2%, to $4.5 million from $4.6 million for three months ended September 30, 2018. For the six months ended September 30, 2019, general and administrative expenses increased by $0.3 million, or 3%, to $9.4 million from $9.1 million for the six months ended September 30, 2018.  The decrease of $0.1 million for the three months ended September 30, 2019 resulted mainly from lower employee related costs.  The $0.3 million increase in the six months ended September 30, 2019 resulted primarily from professional services, $0.3 million for costs related to the monthly service fee for the transfer of our TeamConnect customers, partially offset by $0.5 million lower employee related costs due to lower headcount resulting from the restructuring activities in Fiscal 2019.

Sales and support expenses.  Sales and support expenses decreased by $0.1 million, or 12%, to $0.8 million for the three months ended September 30, 2019 from $0.9 million for three months ended September 30, 2018.  For the six months ended September 30, 2019, sales and support expenses decreased by $0.5 million, or 21%, to $2.0 million from $2.5 million for the six months ended September 30, 2018.  The decrease in the three and six months ended September 30, 2019 was attributable to the impact of the reduction in workforce that occurred in Fiscal 2019 resulting in lower headcount and related costs in the first six months of Fiscal 2020 partially offset by the impairment of contract costs related to the TeamConnect customers transferred to A BEEP and Goosetown.

Product development expenses. Product development expenses remained relatively flat for the three and six months ended September 30, 2019 as compared to the three and six months ended September 30, 2018.

Depreciation and amortization. Depreciation and amortization for the three months ended September 30, 2019 decreased by $0.1 million, or 11% to $0.6 million from $0.7 million for the three months ended September 30, 2018. For the six months ended September 30, 2019, depreciation and amortization decreased by $0.1 million, or 12%, to $1.3 million from $1.4 million for the six months ended September 30, 2018.  The decreases in the three and six months ended September 30, 2019 are attributable to lower depreciation for radio rentals as a result of the transfer of our TeamConnect customers to A BEEP and Goosetown as part of our December 2018 restructuring efforts.

Stock compensation expense (exclusive of restructuring related costs). Stock compensation expense for the three months ended September 30, 2019 decreased by $0.5 million, or 26% to $1.4 million from $1.9 million for the three months ended September 30, 2018.  The decrease in the three months ended September 30, 2019 is attributable to lower number of shares and the value of stock granted in the quarter. Stock compensation expense remained relatively flat for the six months ended September 30, 2019 as compared to the six months ended September 30, 2018.

As discussed in Note 11, we have outstanding performance stock units and stock options.  The units and options will vest in full upon attainment, prior to January 13, 2020, of (A) a Final Order from the FCC providing for the creation and allocation of licenses for spectrum in the 900 MHz band consisting of paired blocks of contiguous spectrum, each containing at least 3 MHz of contiguous spectrum, authorized for broadband wireless communications uses and (B) the lack of objection by the Company's board of directors to the terms and conditions  (including, but not limited to, the rebanding, clearing and relocation procedures, license assignment and award mechanisms, and technical and operational rules) set forth or referenced in the Final Order.  These awards do not forfeit.  The unvested stock compensation expense for these performance awards was $4.6 million as of September 30, 2019 of which $2.6 million is related to the performance stock units and $2.0 million is related to the performance stock options.

Restructuring costs.  Restructuring costs of $50,000 and $160,000 were incurred in the three and six months ended September 30, 2019 mainly for employee severance and benefit costs relating to the December 2018 cost reduction and restructuring actions related to the transfer of the TeamConnect business and the support for our pdvConnect business to A BEEP, Goosetown and the LLC.

For the three months and six months ended September 30, 2018, $4.1 million and $8.1 million of the restructuring costs were incurred, respectively, as a result of the April and June 2018 announcements of a restructuring plan to shift our focus and resources to pursue the regulatory initiatives at the FCC and prepare for the future deployment of broadband and other advanced technologies and services.

Impairment of long-lived assets. The impairment for the six months ended September 30, 2018 resulted from the carrying value of our TeamConnect radios not being fully recoverable due to the realigning of our business to focus on our spectrum initiatives.  There was no impairment charge for the three and six months ended September 30, 2019.

Interest income

	Three months ended September 30,		Aggregate Change		Six months ended September 30,		Aggregate Change
(in thousands)	2019	2018	Amount	%	2019	2018	Amount	%
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
Interest income	$634	$370	$264	71%	$988	$686	$302	44%

Interest income increased by 71% and 44% for the three and six months ended September 30, 2019, respectively, as compared to the three and six months ended September 30, 2018 due to the return on the net proceeds from the July 2019 follow-on offering.

Other income (expenses)

	Three months ended September 30,		Aggregate Change		Six months ended September 30,		Aggregate Change
(in thousands)	2019	2018	Amount	%	2019	2018	Amount	%
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
Other income (expenses)	$52	$(1)	$53	100%	$152	$—	$152	100%

For the three and six months ended September 30, 2019, other income represents payments received in consideration for the customers and rights transferred to A BEEP and Goosetown.

Income on equity method investment

	Three months ended September 30,		Aggregate Change		Six months ended September 30,		Aggregate Change
(in thousands)	2019	2018	Amount	%	2019	2018	Amount	%
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
Income on equity method investment	$15	$—	$15	100%	$15	$—	$15	100%

The increase in income on investment for the three and six months ended September 30, 2019 is due to the 19.5% ownership interest in TeamConnect LLC.

Income tax expense

	Three months ended September 30,		Aggregate Change		Six months ended September 30,		Aggregate Change
(in thousands)	2019	2018	Amount	%	2019	2018	Amount	%
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
Income tax expense	$171	$—	$171	100%	$463	$—	$463	100%

A non-cash deferred income expense of $0.2 million and $0.5 million was recorded for the three and six months ended September 30, 2019, respectively.  The state income tax expense portion resulted from our determination that most of our state operating loss carryforwards are not indefinite.  As a result, we recorded approximately $119,000 and $411,000 of state deferred tax expense and  additional related state deferred tax liability reflecting our inability to use the state NOL carryforward against the indefinite-lived intangible for the three and six months ended September 30, 2019, respectively.  A non-cash federal deferred income tax expense and liability of $52,000 was recorded for the three and six months ended September 30, 2019, respectively.

For the three and six months ended September 30, 2018, there was no income tax expense recorded as a result of the U.S. Tax Cuts and Jobs Act, (the “TCJA”), passed on December 22, 2017.  The TCJA provided that federal net operating losses generated in tax years ending after December 31, 2017 are indefinite lived deferred tax assets and can be fully offset by our deferred tax liability related to our indefinite lived intangible assets.

Liquidity and Capital Resources

At September 30, 2019, we had cash and cash equivalents of $157.5 million.

Our accounts receivable are heavily concentrated in two domestic carrier partners. As of September 30, 2019, our accounts receivable balance was approximately $136,000, of which approximately $91,000, or approximately 67%, was owed by these two domestic carrier partners.

Cash Flows from Operating, Investing and Financing Activities

	Six months ended September 30,
(in thousands)	2019	2018
	(Unaudited)	(Unaudited)
Net cash used by operating activities	$(14,543)	$(12,213)
Net cash used by investing activities	$(503)	$(1,147)
Net cash provided by financing activities	$95,818	$686

Net cash used by operating activities. Net cash used in operating activities was $14.5 million for the three months ended September 30, 2019, as compared to $12.2 million for the six months ended September 30, 2018. The majority of net cash used by operating activities during the six months ended September 30, 2019 resulted from our net loss of $17.1 million and a  decrease in accounts payable and accrued expenses by $1.2 million, partially offset by non-cash stock-based compensation of $3.0 million.  The majority of net cash used by operating activities during the six months ended September 30, 2018 resulted from our net loss of $24.1  million, partially offset by non-cash stock-based compensation of $7.5 million.

Net cash used by investing activities. Net cash used in investing activities was approximately $0.5 million for the six months ended September 30, 2019, as compared to $1.1 million used for the six months ended September 30, 2018.  The net cash used during the six months ended September 30, 2019 resulted from the purchase of equipment amounting to $0.3 million and $0.2 million from wireless license acquisitions. The net cash used during the six months ended September 30, 2018 resulted from $0.9 million from wireless license acquisitions and $0.2 million from the purchase of equipment.

Net cash provided by financing activities. For the six months ended September 30, 2019, net cash provided by financing activities was $95.8 million primarily from the $94.2 million net proceeds from the July 2019 follow-on offering and $2.0 million from the proceeds from stock option exercises. For the six months ended September 30, 2018, net cash provided by financing activities was $0.7 million which was principally due to $0.8 million in cash received from the proceeds from stock option exercises.

Net proceeds from July 2019 follow-on offering. In July 2019, the Company completed a registered follow-on offering in which it sold 2,222,223 shares of common stock at a purchase price to the public of $45.00 per share.  Net proceeds were approximately $94.2 million after deducting $5.5 million in underwriting discounts and commissions, and $0.3 million in offering expenses.

In January 2019, we announced that we had entered into agreements to transfer our TeamConnect and pdvConnect businesses.  Specifically, the Company entered into a (i) Customer Acquisition and Resale Agreement with A BEEP LLC (“A BEEP”) on January 2, 2019, (ii) a Customer Acquisition, Resale and Licensing Agreement with Goosetown Enterprises, Inc. (“Goosetown”) on January 2, 2019 and (iii) a memorandum of understanding with the principals of Goosetown on December 31, 2018.  We will continue operating our push-to-talk networks in the markets in which customers are being transferred and trunked facilities in other markets in which we hold FCC licenses.  Under the terms of the MOU, we are obligated to pay the LLC a monthly service fee for a 24-month period ending on January 7, 2021 for its assumption our support obligations under the A BEEP and Goosetown agreements.  We are also obligated to pay the LLC a certain portion of the billed revenue received by the Company from pdvConnect customers for a 48-month period.

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

Off-balance sheet arrangements

As of September 30, 2019 and March 31, 2019, we did not have and do not have any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2019 because of a material weakness in our internal control over financial reporting that remains in the process of being remediated as discussed below.

Material Weakness and Remedial Actions

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

In our Form 10-K/A, our management, including our Chief Executive Officer and our Chief Financial Officer, determined that this error in interpretation and application of the new tax laws instituted by the TCJA, which was not detected timely by management, was the result of an inadequate design of controls pertaining to our review and analysis of changing tax legislation.  As a result, they determined that this deficiency represented a material weakness in our internal control over financial reporting. They also concluded that we did not maintain effective disclosure controls and procedures as of March 31, 2018 due to this material weakness in our internal control over financial reporting.

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

In evaluating our disclosure controls and procedures for the quarter ended September 30, 2019, our management, including our Chief Executive Officer and our Chief Financial Officer, believe that we have put in place the proper policies, procedures and controls to remediate the material weakness, which will be tested during our annual internal control assessment for the fiscal year ended March 31, 2020.

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

Item 1A.  Risk Factors.

In evaluating us and our common stock, we urge you to carefully consider the risks (including those disclosed below) and other information in this Quarterly Report on Form 10-Q as well as the risk factors disclosed in our Annual Report on Form 10-K for the year ended March 31, 2019, filed with the Securities and Exchange Commission (the “SEC”) on May 20, 2019 (the “Form 10-K”) and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the SEC on August 8, 2019 (the “First Quarter Form 10-Q”).  There have been no material changes from the risk factors as previously disclosed in our Form 10-K, as amended and supplemented by our First Quarter Form 10-Q.  Any of the risks discussed in this Quarterly Report on Form 10-Q, in our Form 10-K or in our First Quarter Form 10-Q, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On May 18, 2015, we completed a public offering of our common stock in which we raised net proceeds of approximately $64.8 million.  We registered the shares of common stock issued in the offering on a Registration Statement on Form S-1 (File No. 333-203681), which the SEC declared effective on May 12, 2015.  Through September 30, 2019 we have used approximately $38.9 million of the net proceeds from this offering.  We did not complete any transaction in which we paid any of these proceeds, directly or indirectly, to our directors or officers, to any person owning 10% or more of any class of our equity securities, to any associate of any of the foregoing, or to any of our affiliates.  There has been no material change in the expected uses of the net proceeds from the offering as described in our Registration Statement.

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

Anterix Inc.

Date:	November 6, 2019	/s/ Morgan E. O’Brien
Morgan E. O’Brien
Chief Executive Officer (Principal Executive Officer)

Date:	November 6, 2019	/s/ Timothy A. Gray
Timothy A. Gray
Chief Financial Officer (Principal Financial and Accounting Officer)