Form 10-Q
period 2019-12-31
Anterix Inc.
filed 2020-02-04
CIK 1304492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________

FORM 10-Q

____________________________________

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

At January 31, 2020, 17,166,282 shares of the registrant’s common stock were outstanding.

Anterix Inc.

FORM 10-Q

For the quarterly period ended December 31, 2019

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

PART I. FINANCIAL INFORMATION

Item 1:  Consolidated Financial Statements

Anterix Inc.

Consolidated Balance Sheets

(dollars in thousands, except share data)

	December 31,
	2019	March 31, 2019
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$150,243	$76,722
Accounts receivable, net of allowance for doubtful accounts of $15 and $77, respectively	83	444
Prepaid expenses and other current assets	2,011	1,180
Total current assets	152,337	78,346
Property and equipment, net	8,088	9,830
Right of use assets, net	6,841	—
Intangible assets	108,335	107,548
Capitalized patent costs, net	—	184
Equity method investment	40	—
Other assets	188	845
Total assets	$275,829	$196,753
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$4,478	$5,106
Restructuring reserve	1,179	2,758
Due to related parties	106	183
Operating lease liabilities	1,706	—
Deferred revenue	747	792
Total current liabilities	8,216	8,839
Noncurrent liabilities
Operating lease liabilities	7,442	—
Deferred revenue	2,915	3,466
Deferred income tax	1,279	685
Other liabilities	723	2,999
Total liabilities	20,575	15,989
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized and no shares outstanding at December 31, 2019 and March 31, 2019	—	—
Common stock, $0.0001 par value per share, 100,000,000 shares authorized and 17,146,680 shares issued and outstanding at December 31, 2019 and 14,739,145 shares issued and outstanding at March 31, 2019	2	1
Additional paid-in capital	449,428	349,227
Accumulated deficit	(194,176)	(168,464)
Total stockholders' equity	255,254	180,764
Total liabilities and stockholders' equity	$275,829	$196,753

See accompanying notes to consolidated financial statements.

Anterix Inc.

Consolidated Statements of Operations

(dollars in thousands, except share data)

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2019	2018	2019	2018
Operating revenues
Service revenue	$178	$1,155	$690	$3,798
Spectrum revenue	183	183	547	547
Other revenue	—	164	—	854
Total operating revenues	361	1,502	1,237	5,199
Operating expenses
Direct cost of revenue (exclusive of depreciation and amortization)	631	974	2,248	3,599
General and administrative	4,740	5,216	14,145	14,310
Sales and support	949	620	2,922	3,110
Product development	610	647	1,846	1,846
Depreciation and amortization	1,135	695	2,412	2,140
Stock compensation expense (exclusive of restructuring related costs)	1,404	1,459	4,393	4,419
Restructuring costs	35	418	195	8,540
Impairment of long-lived assets	33	200	33	730
Total operating expenses	9,537	10,229	28,194	38,694
Loss from operations	(9,176)	(8,727)	(26,957)	(33,495)
Interest income	517	393	1,505	1,079
Other income (expenses)	2	(16)	154	(16)
Loss on equity method investment	(23)	—	(8)	—
Loss before income taxes	(8,680)	(8,350)	(25,306)	(32,432)
Income tax expense	131	—	594	—
Net loss	$(8,811)	$(8,350)	$(25,900)	$(32,432)
Net loss per common share basic and diluted	$(0.52)	$(0.57)	$(1.60)	$(2.23)
Weighted-average common shares used to compute basic and diluted net loss per share	17,093,133	14,614,793	16,167,845	14,539,377

See accompanying notes to consolidated financial statements.

Anterix Inc.

Consolidated Statement of Stockholders’ Equity

(dollars in thousands, except share data)

(Unaudited)

	Number of Shares
	Preferred stock series AA	Common stock	Preferred stock series AA	Common stock	Additional paid-in capital	Accumulated deficit	Total
Balance at September 30, 2019	—	17,125,938	$—	$2	$447,845	$(185,365)	$262,482
Equity based compensation*	—	13,259	—	—	1,404	—	1,404
Stock option exercises	—	8,000	—	—	200	—	200
Shares withheld for taxes	—	(517)	—	—	(21)	—	(21)
Net loss	—	—	—	—	—	(8,811)	(8,811)
Balance at December 31, 2019	—	17,146,680	$—	$2	$449,428	$(194,176)	$255,254

Balance at March 31, 2019	—	14,739,145	$—	$1	$349,227	$(168,464)	$180,764
Cumulative effect of change in accounting principle	—	—	—	—	(188)	188	—
Balance at April 1, 2019	—	14,739,145	—	1	349,039	(168,276)	180,764
Issuance of stock during July 2019 follow-on offering, net of closing costs	—	2,222,223	—	1	94,243	—	94,244
Equity based compensation*	—	93,956	—	—	4,393	—	4,393
Stock option exercises	—	102,323	—	—	2,220	—	2,220
Shares withheld for taxes	—	(10,967)	—	—	(467)	—	(467)
Net loss	—	—	—	—	—	(25,900)	(25,900)
Balance at December 31, 2019	—	17,146,680	$—	$2	$449,428	$(194,176)	$255,254

* includes restricted shares

See accompanying notes to consolidated financial statements.

Anterix Inc.

Consolidated Statement of Stockholders’ Equity

(dollars in thousands, except share data)

(Unaudited)

	Number of Shares
	Preferred stock series AA	Common stock	Preferred stock series AA	Common stock	Additional paid-in capital	Accumulated deficit	Total
Balance at September 30, 2018	—	14,573,267	$—	$1	$343,930	$(150,553)	$193,378
Equity based compensation*	—	18,014	—	—	1,459	—	1,459
Stock option exercises	—	85,127	—	—	1,739	—	1,739
Shares withheld for taxes	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(8,350)	(8,350)
Balance at December 31, 2018	—	14,676,408	$—	$1	$347,128	$(158,903)	$188,226

Balance at March 31, 2018 (As Restated)	—	14,487,650	$—	$1	$335,767	$(127,239)	$208,529
Cumulative effect of change in accounting principle	—	—	—	—	—	768	768
Balance at April 1, 2018	—	14,487,650	—	1	335,767	(126,471)	209,297
Equity based compensation*	—	68,082	—	—	8,936	—	8,936
Stock option exercises	—	125,976	—	—	2,564	—	2,564
Shares withheld for taxes	—	(5,300)	—	—	(139)	—	(139)
Net loss	—	—	—	—	—	(32,432)	(32,432)
Balance at December 31, 2018	—	14,676,408	$—	$1	$347,128	$(158,903)	$188,226

* includes restricted shares

See accompanying notes to consolidated financial statements.

Anterix Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Nine months ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,900)	$(32,432)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	2,412	2,140
Non-cash compensation expense attributable to stock awards	4,393	8,936
Deferred income taxes	594	—
Bad debt expense	45	280
Loss on disposal of assets	75	31
Loss on disposal of capitalized patent costs	140	—
Impairment of long-lived assets	33	730
Equity method investment	8	—
Changes in operating assets and liabilities
Accounts receivable	439	72
Inventory	—	173
Prepaid expenses and other assets	(176)	(530)
Right of use assets	1,063	—
Accounts payable and accrued expenses	(511)	354
Restructuring reserve	(2,098)	3,305
Due to related parties	(77)	347
Operating lease liabilities	(1,044)	—
Deferred revenue	(595)	(611)
Other liabilities	(72)	245
Net cash used by operating activities	(21,271)	(16,960)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible assets	(792)	(937)
Purchases of equipment	(413)	(497)
Net cash used by investing activities	(1,205)	(1,434)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from July 2019 follow-on offering	94,244	—
Proceeds from stock option exercises	2,220	2,564
Payments of withholding tax on net issuance of restricted stock	(467)	(139)
Net cash provided by financing activities	95,997	2,425
Net change in cash and cash equivalents	73,521	(15,969)
CASH AND CASH EQUIVALENTS
Beginning of the year	76,722	98,318
End of the year	$150,243	$82,349
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period:
Taxes paid	$25	$12
Non-cash investing activity:
Capitalized change in estimated asset retirement obligations	$503	$—
Contribution of patent to TeamConnect LLC	$34	$—
Contribution of capital equipment to TeamConnect LLC	$14	$—

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

2.Summary of Significant Accounting Policies

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the presentation of the corresponding amounts in the financial statements for the three and nine months ended December 31, 2019.  These reclassifications had no effect on previously reported net loss or net loss per common share basic and diluted.

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less at the time of purchase are considered cash equivalents. Cash equivalents are stated at cost, which approximates the quoted market value and include amounts held in money market funds.

Property and equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the applicable lease term.  The carrying amount at the balance sheet date of long-lived assets under construction in process includes assets purchased, constructed or being developed internally that are not yet in service.  Depreciation commences when the assets are placed in service.  Depreciation rates for assets are updated periodically to account for changes, if any, in the estimated useful lives of the assets, lease terms, management’s strategic objectives, estimated residual values or obsolescence.  Changes in  estimates will result in adjustments to depreciation expense prospectively.

Accounting for Asset Retirement Obligations

An asset retirement obligation is evaluated and recorded as appropriate on assets for which the Company has a legal obligation to retire. The Company records a liability for an asset retirement obligation and the associated asset retirement cost at the time the underlying asset is acquired and put into service. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time and changes, if any, in the estimated future cash flows underlying the obligation. Over time, the liability is accreted to its present value and the capitalized cost is depreciated over the estimated useful life of the asset.

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

As of December 31, 2019, the Company revised its asset retirement obligations accrual to $0.8 million based on estimated future cash flows.

Changes in the liability for the asset retirement obligations for December 31, 2019 and March 31, 2019 are summarized below (in thousands):

Asset Retirement Obligations
Balance at March 31, 2019	$328
Revision of estimate	503
Accretion expense	—
Balance at December 31, 2019	831
Less amount classified as current – included in accounts payable and accrued expenses	164
Noncurrent liabilities - included in other liabilities	$667

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

The licenses are tested for impairment annually on an aggregate basis, as the Company will be utilizing the wireless licenses on an integrated basis as part of developing broadband.  In Fiscal 2019, the Company performed a step one quantitative impairment test to determine if the fair value is greater than carrying value.  Estimated fair value is determined using a market-based approach.  There are no triggering events indicating impairment in the nine months ended December 31, 2019.

Patent Costs

Costs to acquire a patent on certain aspects of the Company’s technology have been capitalized. These amounts are amortized, subject to periodic evaluation for impairment, over statutory lives following award of the patent. Gross patent costs are approximately $572,000 at March 31, 2019 and the associated accumulated amortization amounted to approximately $388,000. As of December 31, 2019, the Company completed the transfer of the intellectual property rights with a net book value of $174,000 in exchange for a 19.5% ownership interest to TeamConnect LLC (“LLC”).  Amortization expense was approximately $10,000 for the nine months ended December 31, 2019 and December 31, 2018, respectively.

Long-Lived Asset and Right of Use Asset Impairment

The Company evaluates long-lived assets, including right of use assets, other than intangible assets with indefinite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Asset groups are determined at the lowest level for which identifiable cash flows are largely independent of cash flows of other groups of assets and liabilities. When the carrying amount of the asset groups are not recoverable and exceeds its fair value, an impairment loss is recognized equal to the excess of the asset group’s carrying value over the estimated fair value. During the nine months ended December 31, 2019, the Company recorded a $33,000 non-cash impairment charge for long-lived assets consisting of $22,000 for property and equipment and $11,000 for a right of use asset to reduce the carrying values to zero.  During the nine months ended December 31, 2018, the Company recorded a $0.7 million non-cash charge for long-lived asset impairment of its radio assets to reduce the carrying value to the estimated recoverable amount.

Equity Method Investment

The Company’s 19.5% investment in LLC for which the Company is not the primary beneficiary and does not influence or control the activities that most significantly impact the LLC’s economic performance, are not consolidated and are accounted for under the equity method of accounting. Under the equity method of accounting, the LLC’s accounts are not reflected within the Company’s consolidated balance sheets and statements of operations. The Company's share of the earnings of the LLC is reported as income (loss) on equity method investment in the Company’s consolidated statements of operations. The Company’s carrying value in an equity method investment is reported as equity method investment on the Company’s consolidated balance sheets.

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

Net Loss Per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. For purposes of the diluted net loss per share calculation, preferred stock, stock options, restricted stock and warrants are considered to be potentially dilutive securities. Because the Company has reported a net loss for the three months and nine months ended December 31, 2019 and 2018, respectively, diluted net loss per common share is the same as basic net loss per common share for those periods.

Common stock equivalents resulting from potentially dilutive securities approximated 1,396,000 and 1,386,000 at December 31, 2019 and 2018, respectively, and have not been included in the dilutive weighted average shares of common stock outstanding, as their effects are anti-dilutive.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASC 326, Financial Instruments - Credit Losses and has subsequently modified several areas of the standard in order to provide additional clarity and improvements. The new standard requires entities to use a Current Expected Credit Loss impairment model based on expected losses rather than incurred losses. Under this model, an entity would recognize an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect from financial assets measured at amortized cost within the scope of the standard. The entity's estimate would consider relevant information about past events, current conditions and reasonable and supportable forecasts, which will result in recognition of lifetime expected credit losses. As a smaller reporting company, the standard will be effective for the Company's fiscal year beginning January 2023, including interim reporting periods within that fiscal year, although early adoption is permitted. The Company is evaluating the potential impact that ASC 326 and subsequent modifications may have on its consolidated financial statements.

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

On April 1, 2019, the Company recognized ROU assets of $7.1 million and lease liabilities of approximately $9.4 million, derecognized deferred rent liabilities of approximately $2.3 million and did not record an adjustment to accumulated deficit. As of March 31, 2019, deferred rent liabilities were reported under accounts payable and accrued expenses – other amounting to $0.2 million and non-current other liabilities amounting to $2.1 million. When measuring lease liabilities for leases that were classified as operating leases, the Company discounted lease payments using its estimated incremental borrowing rate at April 1, 2019.  The weighted average incremental borrowing rate applied was 13%. The Company’s adoption of the new lease standard did not impact its consolidated statements of operations and its statements of cash flows.  No cumulative effect adjustment was recognized as the amount was not material. See Note 9 – Leases for further discussion, including the impact on the Company’s consolidated financial statements and required disclosures.

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

Diga-talk is a mobile communications offering that was being resold by the Company for the three and nine months ended December 31, 2018.  The service was contracted and billed on a month-to-month basis. The determination was made that the Company was the principal in this reseller arrangement since the customer viewed the Company as fulfilling the performance obligations and therefore, recorded revenue on a gross basis over time upon delivery of the services.  On April 1, 2019, these customers were transferred to A BEEP and the Company no longer has revenue for this offering.

Spectrum Revenue.  In September 2014, Motorola paid the Company an upfront, fully-paid fee of $7.5 million in order to use a portion of the Company’s wireless spectrum licenses. The payment of the fee is accounted for as deferred revenue on the Company’s consolidated balance sheets and is recognized ratably as the service is provided over the contractual term of approximately ten years.  The revenue recognized for the three and nine months ended December 31, 2019 and 2018 were approximately $183,000 and $547,000, respectively.

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

As a result of the customers being transferred to A BEEP and Goosetown, all contract and contract acquisition costs were impaired.  The Company increased direct cost of revenue amounting to $178,000 for the nine months ended December 31, 2019,  and sales and support expense amounting to $258,000 for the nine months ended December 31, 2019.

The following table presents the activity for the Company’s contract assets (in thousands):

Contract Assets
Balance at March 31, 2019	$436
Impairment	(436)
Balance at December 31, 2019	$—

Contract liabilities.  Contract liabilities primarily relate to advance consideration received from customers for spectrum services, for which revenue is recognized over time, as the services are performed.  These contract liabilities are recorded as deferred revenue on the balance sheet. The related liability as of March 31, 2019 of $4.2 million has been reduced by revenue recognized in the nine months ended December 31, 2019 of $0.6 million leaving a remaining liability of $3.6 million as of December 31, 2019.

4.Property and Equipment

Property and equipment consists of the following at December 31, 2019 and March 31, 2019 (in thousands):

	Estimated	December 31,	March 31,
	useful life	2019	2019
Network sites and equipment	5-10 years	$16,187	$15,954
Furniture and fixture and other equipment	2-5 years	291	1,026
Computer equipment	5-7 years	143	140
Computer software	1-7 years	480	28
Leasehold improvements	Shorter of the lease term or 10 years	234	351
		17,335	17,499
Less accumulated depreciation		9,333	7,952
		8,002	9,547
Construction in process		86	283
Property and equipment, net		$8,088	$9,830

Depreciation expense for the three months ended December 31, 2019 and 2018 amounted to $1.1 million and $0.7 million, respectively.  The depreciation expense for the nine months ended December 31, 2019 and 2018 amounted to $2.4 million and $2.1 million, respectively.  During the three months ended December 31, 2019, the Company adjusted the estimated asset retirement obligations and useful life for its network sites, resulting in additional non-cash capitalized costs in network sites amounting to $0.5 million and depreciation expense of $0.5 million for the three and nine months ended December 31, 2019.

During the nine months ended December 31, 2018, the Company recorded a $0.7 million non-cash charge for long-lived asset impairment of its radio assets to reduce the carrying value to the estimated recoverable amount.  During the three and nine months ended December 31, 2019, the Company recorded a $22,000 non-cash impairment charge for network sites and equipment to reduce the carrying values to zero.

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

5.Intangible Assets

Wireless licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but instead are tested for impairment annually, or more frequently if an event indicates that the asset might be impaired. There were no impairment charges related to the Company’s indefinite-lived intangible assets during the three and nine months ended December 31, 2019 and 2018.

During the nine months ended December 31, 2019, the Company entered into an agreement with a third party to acquire wireless licenses for cash consideration of $0.8 million, upon FCC approval.

Intangible assets consist of the following at December 31, 2019 and March 31, 2019 (in thousands):

Wireless Licenses
Balance at March 31, 2019	$107,548
Acquisitions	792
Reclassed to property and equipment	(5)
Balance at December 31, 2019	$108,335

6.Equity Method Investment

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

As of September 30, 2019, the Company transferred network, computer and other equipment with a net book value of $72,000, and recorded an investment in the LLC amounting to $14,000 and loss on disposal of assets amounting to $58,000 relating to the transfer of the assets as of such date.  As of December 31, 2019, the Company also completed the transfer of the intellectual property rights with a net book value of $174,000 to the LLC and recorded an investment in the LLC amounting to $34,000 and loss on disposal of capitalized patent costs amounting to $140,000 relating to the transfer of the intellectual property.

During the nine months ended December 31, 2019, the change in the carrying value of the investment in the LLC is summarized as follows (in thousands):

Equity Method Investment
Equity method investment carrying value at March 31, 2019	$—
Contribution	48
Share of net loss from LLC	(8)
Equity method investment carrying value at December 31, 2019	$40

7.Related Party Transactions

As of March 31, 2019, the Company owed $5,000 to a consultant firm who is an affiliate of a significant holder of the Company.  No such services were provided and owed to the consulting firm for the three and nine months ending December 31, 2019. During the three and nine months ended December 31, 2018, the Company incurred $136,000 in consulting fees to a consultant firm who is an affiliate of a significant shareholder of the Company.

The Company purchased $11,000 of equipment from Motorola for the nine months ended December 31, 2019. The Company did not purchase any equipment for the three months ended December 31, 2019.  The Company purchased $0.2 million and $0.4 million of equipment from Motorola for the three and nine months ended December 31, 2018, respectively. The Motorola revenue recognized for the three and nine months ended December 31, 2019 and 2018 were approximately $183,000 and $547,000, respectively.  As of December 31, 2019 and March 31, 2019, the Company owed $90,000 and $60,000 to Motorola, respectively.

Under the terms of the MOU, the Company is obligated to pay the LLC a monthly service fee for a 24-month period ending on January 7, 2021 for its assumption of the Company’s support obligations under the A BEEP and Goosetown agreements.  The Company is also obligated to pay the LLC a certain portion of the billed revenue received by the Company from pdvConnect customers for a 48-month period. For the three and nine months ended December 31, 2019, the Company incurred $215,000 and $729,000 under the MOU, respectively.  As of December 31, 2019 and March 31, 2019, the Company owed $16,000 and $118,000 to the LLC, respectively.

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

During the three and nine months ended December 31, 2019, the Company recorded a $33,000 non-cash impairment charge for long-lived assets consisting of $22,000 for property and equipment and $11,000 for a right of use asset to reduce the carrying values to zero.

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

For the nine months ended December 31, 2019, total accrued restructuring charges for the April 2018 and June 2018 restructuring activities were as follows (in thousands):

Restructuring Activities
Balance at March 31, 2019	$2,655
Cash payments	(1,577)
Balance at December 31, 2019 (classified as current liabilities - restructuring reserve)	$1,078

December 2018 cost reductions. On December 31, 2018, the Company’s board of directors approved the following cost reduction actions: (i) the elimination of approximately 20 positions, or 30% of the Company’s workforce and (ii) the closure of its office in San Diego, California (collectively, the “December 2018 Cost-Reduction Actions”).   For the three and nine months ended December 31, 2019, the Company recorded an additional restructuring charge relating to the December 2018 Cost-Reduction Actions amounting to $34,000 and $206,000, respectively, related to employee severance and benefit costs. For the nine months ended December 31, 2019, the Company reduced the facility exit costs accrual for our San Diego, California office by approximately $28,000.  An additional $57,000 of restructuring charges will be incurred approximately through the third quarter of fiscal 2021 related to employee retention costs.  The Company completed the cost reduction and restructuring actions in July 31, 2019, and the related cash payments for severance costs was completed by the end of August 31, 2019.

For the nine months ended December 31, 2019, total December 2018 cost reduction charges were as follows (in thousands):

Restructuring Activities
Balance at March 31, 2019	$679
Severance costs	206
Facility exit	(28)
Cash payments	(699)
Balance at December 31, 2019	158
Less amount classified as current liabilities - restructuring reserve	101
Noncurrent liabilities - included in other liabilities	$57

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

On April 1, 2019, the Company recognized ROU assets of $7.1 million and lease liabilities of approximately $9.4 million, and derecognized deferred rent liabilities of approximately $2.3 million. As of March 31, 2019, deferred rent liabilities were reported under accounts payable and accrued expenses – other amounting to $0.2 million and non-current other liabilities amounting to $2.1 million. The Company elected not to recognize ROU assets and lease liabilities arising from short-term office leases, leases with initial terms of twelve months or less (deemed immaterial) on the Consolidated Balance Sheets.

ROU assets include any prepaid lease payments and exclude any lease incentives and initial direct costs incurred.  Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.  The lease terms may include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option.

During the three and nine months ended December 31, 2019, the Company recorded a $11,000 non-cash charge impairment for an ROU asset to reduce the carrying value to zero.  The lease relating to the ROU asset impaired will expire on June 2020.

When measuring lease liabilities for leases that were classified as operating leases, the Company discounted lease payments using its estimated incremental borrowing rate at April 1, 2019.  The weighted average incremental borrowing rate applied was 13%.  As of December 31, 2019, the Company’s leases had a remaining weighted average term of 5.19 years.

Rent expense amounted to approximately $0.7 million and $2.0 million for the three and nine months ended December 31, 2019, respectively.  Total rent expense amounted to approximately $0.6 million and $2.0 million for the three and nine months ended December 31, 2018 respectively.

The following table presents net lease cost (in thousands):

	Three Months Ended	Nine Months Ended
	December 31, 2019	December 31, 2019
Lease cost
Operating lease cost (cost resulting from lease payments)	$662	$1,952
Short term lease cost	10	42
Sublease income	(4)	(13)
Net lease cost	$668	$1,981

The following table presents other supplemental lease information (in thousands):

Nine Months Ended
December 31, 2019
Operating lease - operating cash flows (fixed payments)	$2,012
Operating lease - operating cash flows (liability reduction)	$1,044
Right of use assets obtained in exchange for new operating lease liabilities	$7,904
Non-current assets - right of use assets, net	$6,841
Current liabilities - operating lease liabilities	$1,706
Non-current liabilities - operating lease liabilities	$7,442

Future minimum payments under non-cancelable leases for office and tower spaces (exclusive of real estate tax, utilities, maintenance and other costs borne by the Company), for the remaining terms of the leases following the nine months ended December 31, 2019 are as follows (in thousands):

Operating
Fiscal Year	Leases
2020 (excluding the nine months ended December 31, 2019)	$710
2021	2,670
2022	2,265
2023	2,098
2024	1,893
After 2024	3,061
Total future minimum lease payments	12,697
Amount representing interest	(3,549)
Present value of net future minimum lease payments	$9,148

10.Income Taxes

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

As of March 31, 2018, the Company had federal and state NOL carryforwards of approximately $125.7 million and $51.3 million, respectively, expiring in various amounts from 2019 through 2037, to offset future taxable income.  Per the TCJA, federal and TCJA-adhering state NOLs of approximately $34.1 million and $4.4 million, respectively, generated in fiscal year ended March 31, 2018 can be carried forward indefinitely and are not subject to the 80% of taxable income NOL deduction limitation.  As of March 31, 2019, the Company had federal and state NOL carryforwards of approximately $164.0 million and $74.0 million, respectively, expiring in various amounts from 2020 through 2037, to offset future taxable income. Federal and state NOLs of approximately $72.6 million and $10.3 million, respectively, can be carried forward indefinitely but a portion of federal and state NOLs of approximately $38.5 million and $6.0 million, respectively, is limited to 80% of future taxable income when used. For the nine months ended December 31, 2019, the Company incurred federal and state operating losses of approximately $28.6 million and $17.0 million, respectively, to offset future taxable income, of which $33.0 million can be carried forward indefinitely, but can only offset 80% of taxable income when used.

The Company used a discrete effective tax rate method to calculate taxes for the three- and nine-month ended December 31, 2019. The Company determined that applying an estimate of the annual effective tax rate would not provide a reasonable estimate as small changes in estimated “ordinary” loss would result in significant changes in the estimated annual effective tax rate. Accordingly, for the nine months ending December 31, 2019, the Company recorded a total deferred tax expense of $594,000 due to the inability to use some portion of federal and state NOL carryforwards against the deferred tax liability created by the amortization of indefinite-lived intangibles.

11.Stock Acquisition Rights, Stock Options and Warrants

The Company established the 2014 Stock Plan (the “2014 Stock Plan”) to attract, retain and reward individuals who contribute to the achievement of the Company’s goals and objectives. This 2014 Stock Plan superseded previous stock plans although under such previous plans, 23,550 stock option shares were outstanding and vested as of December 31, 2019.

The Company’s board of directors has reserved 3,805,223 shares of common stock for issuance under its 2014 Stock Plan as of December 31, 2019, of which 801,273 shares are available for future issuance. The number of shares will continue to automatically increase each January 1  through January 1, 2024 by an amount equal to the lesser of (i) 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or (ii) a lesser amount determined by the board of directors.  Effective January 1, 2020, the board of directors elected to increase the shares authorized under the 2014 Stock Plan by 342,762 shares which represented 2% of the of the common stock issued and outstanding as of December 31, 2019.

Restricted Stock and Restricted Stock Units

A summary of non-vested restricted stock activity for the nine months ended December 31, 2019 is as follows:

		Weighted
		Average
	Restricted	Grant Day
	Stock	Fair Value
Non-vested restricted stock outstanding at March 31, 2019	279,212	$28.71
Granted	175,068	42.10
Forfeited	(2,163)	(22.85)
Vested	(99,533)	(28.51)
Non-vested restricted stock outstanding at December 31, 2019	352,584	$35.45

The Company recognizes compensation expense for restricted stock on a straight-line basis over the explicit vesting period.  Vested restricted stock units are settled and issuable upon the earlier of the date the employee ceases to be an employee of the Company or a date certain in the future.  Stock compensation expense related to restricted stock was approximately $1.1 million and $3.1 million for the three and nine months ended December 31, 2019, respectively.  Stock compensation expense related to restricted stock was approximately $0.7 million and $3.4 million for the three and nine months ended December 31, 2018, respectively, which included $1.4 million of expense related to the modification of restricted stock held by the Company’s former chief executive officer and president and several other key employees which were accounted for in restructuring costs.

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

Stock compensation expense for restricted stock is accounted for in general and administrative expense in the Company’s Consolidated Statement of Operations.  At December 31, 2019, there was $9.8 million of unvested compensation expense for restricted stock, which is expected to be recognized over a weighted average period of 2.95 years.

Performance Stock Units

During the three and nine months ended December 31, 2019, the Company awarded 11,307 performance stock units under the 2014 Stock Plan.  Outstanding performance stock units represent the number of shares of the Company’s common stock that the recipient would receive upon the Company’s attainment of the applicable performance goals. The performance goals are: prior to January 13, 2020, (A) issuance of a Final Order from the FCC providing for the creation and allocation of licenses for spectrum in the 900 MHz band consisting of paired blocks of contiguous spectrum, each containing at least 3 MHz of contiguous spectrum, authorized for broadband wireless communications uses and (B) the lack of objection by the Company's board of directors to the terms and conditions  (including, but not limited to, the rebanding, clearing and relocation procedures, license assignment and award mechanisms, and technical and operational rules) set forth or referenced in the Final Order.  These awards do not forfeit.

A summary of the performance stock unit activity for the nine months ended December 31, 2019 is as follows:

		Weighted
		Average
	Performance	Grant Day
	Stock	Fair Value
Performance stock outstanding at March 31, 2019	109,138	$23.80
Granted	11,307	38.67
Forfeited	—	—
Vested	—	—
Performance stock outstanding at December 31, 2019	120,445	$25.19

For the three and nine months ended December 31, 2019 and 2018, there was no stock compensation expense recognized for the performance units.  At December 31, 2019, there was approximately $3.0 million of unvested compensation expense related to the outstanding performance stock units.

Stock Options

A summary of stock option activity for the nine months ended December 31, 2019 is as follows:

	Options	Weighted Average Exercise Price
Options outstanding at March 31, 2019	1,923,634	$23.64
Options granted	—	—
Options exercised	(97,323)	(21.78)
Options forfeited/expired	(10,875)	(48.23)
Options outstanding at December 31, 2019	1,815,436	$23.54

There were no options granted for the three and nine months ended December 31, 2019.

Performance Stock Options

 A summary of the performance stock options as of December 31, 2019 is as follows:

	Performance Options	Weighted Average Exercise Price
Performance Options outstanding at March 31, 2019	179,945	$25.83
Performance Options granted	—	—
Performance Options exercised	—	—
Performance Options forfeited/expired	—	—
Performance Options outstanding at December 31, 2019	179,945	$25.83

The performance options will vest in full immediately upon attainment of the performance goals.  The performance goals are: prior to January 13, 2020, (A) issuance of a Final Order from the FCC providing for the creation and allocation of licenses for spectrum in the 900 MHz band consisting of paired blocks of contiguous spectrum, each containing at least 3 MHz of contiguous spectrum, authorized for broadband wireless communications uses and (B) the lack of objection by the Company's Board of Directors to the terms and conditions  (including, but not limited to, the rebanding, clearing and relocation procedures, license assignment and award mechanisms, and technical and operational rules) set forth or referenced in the Final Order.

Stock compensation expense related to the amortization of the fair value of stock options (other than the performance stock options) issued was approximately $0.3 million and $1.3 million for the three and nine months ended December 31, 2019.   For the three and nine months ended December 31, 2018, the comparable stock compensation expense was approximately $0.7 million and $5.6 million, respectively, which included $1.1 million of expense related to the consulting and transition agreements and $2.1 million of expense related to the modification of option grants held by the Company’s former chief executive officer and president. The stock compensation expense is included in general and administrative expense in the accompanying Consolidated Statement of Operations.

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

As of December 31, 2019, there was approximately $2.8 million of unrecognized compensation cost related to non-vested stock options granted under the Company’s stock option plans, of which $2.0 million pertains to the non-performance based stock options which is expected to be recognized over a weighted-average period of 2 years.

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

12.Contingencies

Litigation

From time to time, the Company may be involved in litigation that arises from the ordinary operations of the business, such as contractual or employment disputes or other general actions. The Company is not involved in any material legal proceedings at this time.

13.Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable.

The Company places its cash and temporary cash investments with financial institutions for which credit loss is not anticipated.

As of December 31, 2019, the Company sells its pdvConnect product and extends credit predominately to one third-party carrier. The Company maintains allowances for doubtful accounts based on factors surrounding the write-off history, historical trends, and other information.

14.Business Concentrations

For the three and nine months ended December 31, 2019, the Company had one domestic carrier and one reseller that accounted for approximately 23% of total operating revenues, respectively.  For the three and nine months ended December 31, 2018, the Company had one domestic carrier that accounted for approximately 21% and 28% of operating revenues, respectively.

As of December 31, 2019, the Company had one domestic carrier and one reseller that accounted for approximately 87% of total accounts receivable. As of March 31, 2019, the Company had one domestic carrier that accounted for approximately 31% of accounts receivable.

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

The Association of American Railroads (“AAR”) holds a nationwide geographic license for nine non-contiguous Private Land Mobile Systems for Business Users (“B/ILT”) channels in the 900 MHz band, three of which are located within the FCC’s proposed broadband segment.  The spectrum is used by freight railroads for Advanced Train Control System (“ATCS”) operations.  We have recognized from the outset the importance of reaching agreement with the railroads about their relocation, and have worked with them throughout the FCC process.  We and the AAR are in agreement about the optimal solution.  However, this proposed solution will require an exemption from the relocation rules proposed by the FCC in the NPRM.  We are continuing to coordinate our activities at the FCC with the AAR in support of securing the required exemption from the FCC and have urged the FCC to recognize AAR’s unique 900 MHz spectrum position with an appropriate solution that is consistent with the future wireless requirements of the railroad industry.

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

Under the terms of the MOU, we agreed to assign the intellectual property rights to our TeamConnect and pdvConnect applications and assets to support the pdvConnect application to TeamConnect LLC (the “ LLC”), a new entity formed by the principals of Goosetown, in exchange for a 19.5% ownership interest in the LLC.  The Goosetown principals have agreed to fund the future operations of the LLC, subject to certain limitations.  The LLC has assumed our software support and maintenance obligations under the Goosetown and A BEEP Agreements.  The LLC has also assumed customer care services related to our pdvConnect application.  We provided transition services to the LLC through April 1, 2019 to facilitate an orderly transition of the customer care services.  As of September 30, 2019, we transferred network, computer and other equipment with a net book value of $72,000, and recorded an investment in the LLC amounting to $14,000 and loss on disposal of assets amounting to $58,000 relating to the transfer of the assets as of such date.   As of December 31, 2019, the Company also completed the transfer of the intellectual property rights with a net book value of $174,000 to the LLC and recorded an investment in the LLC amounting to $34,000 and loss on disposal of intangible asset amounting to $140,000 relating to the transfer of the intellectual property.  We are also obligated to pay the LLC a monthly services fee for a 24-month period ending on January 7, 2021 for its assumption of our support obligations under the Goosetown and A BEEP Agreements.  We are also obligated to pay the LLC a certain portion of the billed revenue received by us from pdvConnect customers for a 48-month period.

Results of Operations

Comparison of the three and nine months ended December 31, 2019 and 2018

The following table sets forth our results of operations for the three and nine months ended December 31, 2019 and 2018. The period-to-period comparison of financial results is not necessarily indicative of the financial results we will achieve in future periods.

Operating revenues

	Three months ended December 31,		Aggregate Change		Nine months ended December 31,		Aggregate Change
(in thousands)	2019	2018	Amount	%	2019	2018	Amount	%
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
Service revenue	$178	$1,155	$(977)	-85%	$690	$3,798	$(3,108)	-82%
Spectrum lease revenue	183	183	—	0%	547	547	—	0%
Other revenue	—	164	(164)	-100%	—	854	(854)	-100%
Total operating revenues	$361	$1,502	$(1,141)	-76%	$1,237	$5,199	$(3,962)	-76%

Overall operating revenues decreased by $1.1 million, or 76%, to $0.4 million for the three months ended December 31, 2019 from $1.5 million for the three months ended December 31, 2018.  For the nine months ended December 31, 2019, operating revenue decreased by $4.0 million, or 76%, to $1.2 million  from $5.2 million for the nine months ended December 31, 2018.  The decrease in the three and nine month periods were attributable to the transfer of our TeamConnect customers to A BEEP and Goosetown as part of our December 2018 restructuring efforts as discussed in Note 3 above, as well as the loss of customers in our pdvConnect business.

Operating expenses

	Three months ended December 31,		Aggregate Change		Nine months ended December 31,		Aggregate Change
(in thousands)	2019	2018	Amount	%	2019	2018	Amount	%
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
Direct cost of revenue (exclusive of depreciation and amortization)	$631	$974	$(343)	-35%	$2,248	$3,599	$(1,351)	-38%
General and administrative	4,740	5,216	(476)	-9%	14,145	14,310	(165)	-1%
Sales and support	949	620	329	53%	2,922	3,110	(188)	-6%
Product development	610	647	(37)	-6%	1,846	1,846	—	0%
Depreciation and amortization	1,135	695	440	63%	2,412	2,140	272	13%
Stock compensation expense (exclusive of restructuring related costs)	1,404	1,459	(55)	-4%	4,393	4,419	(26)	-1%
Restructuring costs	35	418	(383)	-92%	195	8,540	(8,345)	-98%
Impairment of long-lived assets	33	200	(167)	-84%	33	730	(697)	-95%
Total operating expenses	$9,537	$10,229	$(692)	-7%	$28,194	$38,694	$(10,500)	-27%

Direct cost of revenue. Direct cost of revenue decreased by $0.3 million, or 35%, to $0.6 million for the three months ended December 31, 2019 from $0.9 million for the three months ended December 31, 2018.  For the nine months ended December 31, 2019, direct cost of revenue decreased by $1.4 million, or 38%, to $2.2 million from $3.6 million for the nine months ended December 31, 2018.  The decrease in the three and nine months ended December 31, 2019 were attributable to lower costs related to radio sales as a result of the transfer of our TeamConnect customers to A BEEP and Goosetown as part of our December 2018 restructuring efforts as discussed in Note 3 above.

General and administrative expenses. General and administrative expenses for the three months ended December 31, 2019 decreased by $0.5 million, or 9%, to $4.7 million from $5.2 million for three months ended December 31, 2018. For the nine months ended December 31, 2019, general and administrative expenses decreased by $0.2 million, or 1%, to $14.1 million from $14.3 million for the nine months ended December 31, 2018.  The decrease of $0.5 million for the three months ended December 31, 2019 resulted mainly from lower professional services.  The $0.2 million decrease for the nine months ended December 31, 2019 resulted primarily from

$0.1 million lower professional services and $0.6 million lower employee related costs due to lower headcount resulting from the restructuring activities in Fiscal 2019, partially offset by $0.5 million increase in costs related to the monthly service fee for the transfer of our TeamConnect customers.

Sales and support expenses.  Sales and support expenses increased by $0.3 million, or 53%, to $0.9 million for the three months ended December 31, 2019 from $0.6 million for three months ended December 31, 2018.  For the nine months ended December 31, 2019, sales and support expenses decreased by $0.2 million, or 6%, to $2.9 million from $3.1 million for the nine months ended December 31, 2018.  The increase in the three months ended December 31, 2019 was due to higher salaries and consulting costs due to the realignment of the business.  The decrease in the nine months ended December 31, 2019 was attributable to the impact of the reduction in workforce that occurred in Fiscal 2019 resulting in lower headcount and related costs, partially offset by the impairment of contract costs related to the TeamConnect customers transferred to A BEEP and Goosetown.

Product development expenses. Product development expenses remained relatively flat for the three and nine months ended December 31, 2019 as compared to the three and nine months ended December 31, 2018.

Depreciation and amortization. Depreciation and amortization for the three months ended December 31, 2019 increased by $0.4 million, or 63% to $1.1 million from $0.7 million for the three months ended December 31, 2018. For the nine months ended December 31, 2019, depreciation and amortization increased by $0.3 million, or 13%, to $2.4 million from $2.1 million for the nine months ended December 31, 2018. During the three months ended December 31, 2019, the Company adjusted the estimated non-cash capitalized asset retirement obligations and useful life for its network sites, resulting in additional depreciation expense of $0.5 million for the three and nine months ended December 31, 2019.

Stock compensation expense (exclusive of restructuring related costs). Stock compensation expense exclusive of restructuring related costs for the three and nine months ended December 31, 2019 remained relatively flat as compared to the three and nine months ended December 31, 2018.

As discussed in Note 11, we have outstanding performance stock units and stock options that the recipient would receive upon the Company’s attainment of the applicable performance goals, which are: prior to January 13, 2020 (A) issuance of a Final Order from the FCC providing for the creation and allocation of licenses for spectrum in the 900 MHz band consisting of paired blocks of contiguous spectrum, each containing at least 3 MHz of contiguous spectrum, authorized for broadband wireless communications uses and (B) the lack of objection by the Company's board of directors to the terms and conditions  (including, but not limited to, the rebanding, clearing and relocation procedures, license assignment and award mechanisms, and technical and operational rules) set forth or referenced in the Final Order.  These awards do not forfeit.  The unvested stock compensation expense for these performance awards was $5.0 million as of December 31, 2019, of which $3.0 million is related to the performance stock units and $2.0 million is related to the performance stock options.

Restructuring costs.  Restructuring costs of $35,000 and $195,000 were incurred in the three and nine months ended December 31, 2019 mainly for employee severance and benefit costs relating to the December 2018 cost reduction and restructuring actions related to the transfer of the TeamConnect business and the support for our pdvConnect business to A BEEP, Goosetown and the LLC.

For the three months ended December 31, 2018, $0.4 million of restructuring costs was recorded for the cash payments under the consulting and transition agreements for other key employees.  For the nine months ended December 31, 2018, $8.5 million of the restructuring costs were incurred, as a result of the April, June and December 2018 announcements of a restructuring plan to shift our focus and resources to pursue the regulatory initiatives at the FCC and prepare for the future deployment of broadband and other advanced technologies and services.

Impairment of long-lived assets. The impairment for the three and nine months ended December 31, 2018 resulted from the carrying value of our TeamConnect radios not being fully recoverable due to the realigning of our business to focus on our spectrum initiatives.  For the three and nine months ended December 31, 2019, the $33,000 non-cash impairment charge for long-lived assets consisted of $22,000 for property and equipment and $11,000 for a right of use asset to reduce the carrying values to zero.

Interest income

	Three months ended December 31,		Aggregate Change		Nine months ended December 31,		Aggregate Change
(in thousands)	2019	2018	Amount	%	2019	2018	Amount	%
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
Interest income	$517	$393	$124	32%	$1,505	$1,079	$426	39%

Interest income increased by 32% and 39% for the three and nine months ended December 31, 2019, respectively, as compared to the three and nine months ended December 31, 2018 due to the return on the net proceeds from the July 2019 follow-on offering.

Other income (expenses)

	Three months ended December 31,		Aggregate Change		Nine months ended December 31,		Aggregate Change
(in thousands)	2019	2018	Amount	%	2019	2018	Amount	%
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
Other income (expenses)	$2	$(16)	$18	-113%	$154	$(16)	$170	100%

For the three and nine months ended December 31, 2019, other income represents payments received in consideration for the customers and rights transferred to A BEEP and Goosetown.

Loss on equity method investment

	Three months ended December 31,		Aggregate Change		Nine months ended December 31,		Aggregate Change
(in thousands)	2019	2018	Amount	%	2019	2018	Amount	%
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
Loss on equity method investment	$(23)	$—	$(23)	-100%	$(8)	$—	$(8)	-100%

The loss on investment for the three and nine months ended December 31, 2019 is due to the 19.5% ownership interest in TeamConnect LLC.

Income tax expense

	Three months ended December 31,		Aggregate Change		Nine months ended December 31,		Aggregate Change
(in thousands)	2019	2018	Amount	%	2019	2018	Amount	%
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
Income tax expense	$131	$—	$131	100%	$594	$—	$594	100%

A non-cash deferred income expense of $0.1 million and $0.6 million was recorded for the three and nine months ended December 31, 2019, respectively.  The state income tax expense portion resulted from our determination that most of our state operating loss carryforwards are not indefinite.  As a result, we recorded approximately $56,000 and $467,000 of state deferred tax expense and  additional related state deferred tax liability reflecting our inability to use the state NOL carryforward against the indefinite-lived intangible for the three and nine months ended December 31, 2019, respectively.  A non-cash federal deferred income tax expense and liability of $75,000 and $127,000 were recorded for the three and nine months ended December 31, 2019, respectively.

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

Liquidity and Capital Resources

At December 31, 2019, we had cash and cash equivalents of $150.2 million.

Our accounts receivable are heavily concentrated in one domestic carrier partner and one reseller. As of December 31, 2019, our net accounts receivable balance was approximately $83,000, of which approximately $72,000, or approximately 87%, was owed by these one domestic carrier partner and one reseller.

Cash Flows from Operating, Investing and Financing Activities

	Nine months ended December 31,
(in thousands)	2019	2018
	(Unaudited)	(Unaudited)
Net cash used by operating activities	$(21,271)	$(16,960)
Net cash used by investing activities	$(1,205)	$(1,434)
Net cash provided by financing activities	$95,997	$2,425

Net cash used by operating activities. Net cash used in operating activities was $21.3 million for the three months ended December 31, 2019, as compared to $17.0 million for the nine months ended December 31, 2018. The majority of net cash used by operating activities during the nine months ended December 31, 2019 resulted from our net loss of $25.9 million offset by non-cash stock-based compensation of $4.4 million.  The majority of net cash used by operating activities during the nine months ended December 31, 2018 resulted from the net loss of $32.4 million, partially offset by non-cash stock-based compensation of $8.9 million.

Net cash used by investing activities. Net cash used in investing activities was approximately $1.2 million for the nine months ended December 31, 2019, as compared to $1.4 million used for the nine months ended December 31, 2018.  The net cash used during the nine months ended December 31, 2019 resulted from wireless license acquisitions amounting to $0.8 million and purchase of equipment amounting to $0.4 million. The net cash used during the nine months ended December 31, 2018 resulted from $0.9 million from wireless license acquisitions and $0.5 million from the purchase of equipment.

Net cash provided by financing activities. For the nine months ended December 31, 2019, net cash provided by financing activities was $96.0 million primarily from the $94.2 million net proceeds from the July 2019 follow-on offering and $2.2 million from the proceeds from stock option exercises. For the nine months ended December 31, 2018, net cash provided by financing activities was $2.4 million which was principally due to $2.6 million in cash received from the proceeds from stock option exercises.

Net proceeds from July 2019 follow-on offering. In July 2019, we completed a registered follow-on offering in which it sold 2,222,223 shares of common stock at a purchase price to the public of $45.00 per share.  Net proceeds were approximately $94.2 million after deducting $5.5 million in underwriting discounts and commissions, and $0.3 million in offering expenses.

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

Off-balance sheet arrangements

As of December 31, 2019 and March 31, 2019, we did not have and do not have any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2019 because of a material weakness in our internal control over financial reporting that remains in the process of being remediated as discussed below.

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

In evaluating our disclosure controls and procedures for the quarter ended December 31, 2019, our management, including our Chief Executive Officer and our Chief Financial Officer, believe that we have put in place the proper policies, procedures and controls to remediate the material weakness, which will be tested during our annual internal control assessment for the fiscal year ended March 31, 2020.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On May 18, 2015, we completed a public offering of our common stock in which we raised net proceeds of approximately $64.8 million.  We registered the shares of common stock issued in the offering on a Registration Statement on Form S-1 (File No. 333-203681), which the SEC declared effective on May 12, 2015.  Through December 31, 2019 we have used approximately $46.1 million of the net proceeds from this offering.  We did not complete any transaction in which we paid any of these proceeds, directly or indirectly, to our directors or officers, to any person owning 10% or more of any class of our equity securities, to any associate of any of the foregoing, or to any of our affiliates.  There has been no material change in the expected uses of the net proceeds from the offering as described in our Registration Statement.

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

Anterix Inc.

Date:	February 4, 2020	/s/ Morgan E. O’Brien
Morgan E. O’Brien
Chief Executive Officer (Principal Executive Officer)

Date:	February 4, 2020	/s/ Timothy A. Gray
Timothy A. Gray
Chief Financial Officer (Principal Financial and Accounting Officer)