Form 10-K
period 2020-03-31
Anterix Inc.
filed 2020-05-28
CIK 1304492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________________

FORM 10-K

______________________________________________

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 001-36827

_____________________________________________

Anterix Inc.

(Exact name of registrant as specified in its charter)

______________________________________________

Delaware	33-0745043
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Garret Mountain Plaza Suite 401 Woodland Park, New Jersey	07424
(Address of principal executive offices)	(Zip Code)

(973) 771-0300

(Registrant’s telephone number, including area code)

______________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value	ATEX	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on the attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒  No

The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant based on the closing stock price of its common stock on the Nasdaq Capital Market on the last business day of its most recently completed second fiscal quarter, September 30, 2019, was $375,600,159.00.  For purposes of this computation only, all executive officers, directors and 10% or greater stockholders have been deemed affiliates of the registrant.

As of May 15, 2020, 17,206,806 shares of the registrant’s common stock were outstanding.

Anterix Inc.

FORM 10-K

For the fiscal year ended March 31, 2020

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Various statements contained in this Annual Report on Form 10-K (the “Annual Report”), including those that express a belief, expectation, or intention, as well as those that are not statements of historical fact, are forward-looking statements.  Our forward-looking statements are generally, but not always, accompanied by words such as, but not limited to,  “aim,” “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend” “may,” “might,” “ongoing,”  “plan,” “possible,” “project,” “predict,” “potential,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or phrases, or the negative of those expressions or phrases, or other words that convey the uncertainty of future events or outcomes, which are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  We have based these forward-looking statements on our current expectations and projections and related assumptions, about future events and financial trends.  While our management considers these expectations, projections and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control.  There can be no assurance that actual developments will be as we anticipate. Actual results may differ materially from those expressed or implied in these statements as a result of significant risks and uncertainties, including, but not limited to:

•

Our plans to commercialize our 900 MHz spectrum assets depend on our ability to qualify for and obtain broadband licenses from the Federal Communications Commission (the “FCC”) in accordance with the requirements of the Report and Order approved by the FCC on May 13, 2020.  If we are unable to obtain broadband licenses on favorable terms and on a timely basis, or at all, our business, liquidity, results of operations and prospects will be materially adversely affected.

•	We may not be able to correctly estimate our operating expenses or future revenues, which could lead to cash shortfalls and require us to secure additional financing sooner than planned.
•

We have no operating history with our proposed business plan which makes it difficult to evaluate our prospects and future financial results and our business activities, strategic approaches and plans may not be successful.

•

The mandatory retuning process established by the FCC in the Report and Order may not allow us to obtain broadband licenses from incumbents in a timely manner and on commercially reasonable terms, or at all.

•	We may not be successful in commercializing our spectrum assets to our targeted utility and critical infrastructure enterprises.
•	The ongoing coronavirus outbreak could adversely impact our business, including our efforts to secure broadband licenses and our efforts to commercialize our spectrum assets.
•

Our initiatives with the federal and state agencies and commissions that regulate electric utilities may not be successful, which may hinder our ability to commercialize our spectrum assets to our targeted customers.

•	We may not be able to maintain any broadband licenses that we obtain from the FCC.
•	Government regulations or actions taken by governmental bodies could adversely affect our business prospects, liquidity and results of operations.
•	The value of our spectrum assets may fluctuate significantly based on supply and demand, as well as technical and regulatory changes.
•

Many of the third parties who offer spectrum and communication technologies, products and solutions to our targeted customers have existing long-term relationships with these targeted customers and have significantly more resources and greater political and regulatory influence than we do.

•	We will need to continue to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations and financial results.
•	We have a limited trading history and there is no assurance that a robust market in our common stock will develop or be sustained.
•	Our common stock prices may be volatile which could cause the value of our common stock to decline.
•	Concentration of ownership will limit your ability to influence corporate matters.

These and other important factors, including those discussed under “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.  Therefore, you are cautioned not to place undue reliance on such statements.  Further, any forward-looking statement speaks only as of the date on which it is made, and except to the extent required by applicable law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, whether as a result of new information, future events or otherwise.

PART I.

Item 1. Business

Overview

Anterix Inc., formerly known as pdvWireless, Inc. (“Anterix,” “we,” “us,” “our” and the “Company”), is a wireless communications company focused on commercializing our spectrum assets to enable our targeted utility and critical infrastructure customers to deploy private broadband networks, technologies and solutions.  We are the largest holder of licensed spectrum in the 900 MHz band (896-901/935-940 MHz) throughout the contiguous United States, plus Hawaii, Alaska and Puerto Rico.  On May 13, 2020, the Federal Communications Commission (“FCC”) approved a Report and Order (the “Report and Order”) to modernize and realign the 900 MHz band to increase its usability and capacity by allowing it to be utilized for the deployment of broadband networks, technologies and solutions.  We are now engaged in qualifying for and securing broadband licenses from the FCC, with a focus on pursuing licenses in those counties in which we believe we have near-term commercial opportunities.  At the same time, our sales and marketing organization is pursuing opportunities to lease the broadband licenses we secure to our targeted utility and critical infrastructure customers.

A Glossary of industry terms used in this Item 1 is provided at the end of this section.

Our Historical Spectrum Assets

Our spectrum is our most valuable asset.  We are the largest holder of FCC-licensed spectrum in the 900 MHz band (896-901/935-940 MHz), with a nationwide footprint in the contiguous United States, plus Hawaii, Alaska and Puerto Rico.  In the 900 MHz band, the FCC historically allocated approximately 10 MHz of spectrum, sub-divided into 40 10-channel blocks (for a total of 399 contiguous channels) alternating between blocks designated for the operation of Specialized Mobile Radio (“SMR”) commercial systems and blocks designated for private land mobile systems for business users (“B/ILT”), with the FCC’s rules also enabling B/ILT licenses to be converted to SMR use.  Subsequently, the FCC conducted overlay auctions on the SMR designated blocks that awarded geographic-based licenses on a Major Trading Area (“MTA”) basis while affording operational protection to incumbent, site-based licensees in those areas.  Certain MTA licenses were not purchased at auction or have been returned to the FCC.  In addition, the FCC never auctioned the 20 blocks of B/ILT spectrum and in some parts of the United States, no users acquired site-based licenses utilizing this spectrum.  As a result, the FCC is currently holding 900 MHz spectrum in its inventory in most counties throughout the United States.

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

Our Historical FCC Initiatives

Joint Petition.   While our current licensed spectrum can support narrowband and wideband wireless services, the most significant business opportunities we have identified require contiguous spectrum that allows for greater bandwidth than allowed by the current configuration of the 900 MHz spectrum.  In November 2014, in conjunction with the Enterprise Wireless Alliance (“EWA”), we submitted a Joint Petition for Rulemaking (the “Joint Petition”) to the FCC proposing a realignment of a portion of the 900 MHz band to create a 6 MHz broadband segment, while retaining 4 MHz for continued narrowband operations.  The EWA is a trade association representing the spectrum interests of a broad range of business enterprise, critical infrastructure and commercial service providers.  In response to the Joint Petition, the FCC issued a public notice requesting comments from interested parties and asked several questions about the proposal.  A number of parties, including several incumbent licensees, filed comments with the FCC expressing their views both in support and opposition.  In May 2015, we and the EWA filed proposed rules with the FCC related to our Joint Petition recommending procedural and technical operating parameters and processes related to the administration and technical sequencing of the proposed realignment of the 900 MHz band.  Our proposed rules included the requirement for the broadband operator to provide comparable facilities to incumbent licensees, to pay the costs of their realignment and to utilize available filtering technologies to protect incumbents adjacent to the proposed broadband portion of the 900 MHz band.  The FCC issued a public notice on the proposed rules and received comments from interested parties.

Notice of Inquiry.   In August 2017, the FCC issued a Notice of Inquiry (“NOI”) announcing that it had commenced a proceeding to examine whether it would be in the public interest to change the existing rules governing the 900 MHz band to increase access to spectrum, improve spectrum efficiency and expand flexibility for a variety of potential uses and applications, including broadband and other advanced technologies and services.  The FCC requested interested parties, including us, to comment on several questions related to three potential options for the 900 MHz band: (i) retaining the current configuration of the 900 MHz band, but increasing operational flexibility; (ii) reconfiguring a portion or all of the 900 MHz band to support broadband and other advanced technologies and services; or (iii) retaining the current 900 MHz band licensing and eligibility rules.  Because the FCC requested information on multiple options for the 900 MHz band, the NOI effectively superseded the Joint Petition and other pending proposals that involved the 900 MHz band.  We and EWA filed a joint response to the FCC’s NOI in October 2017 and submitted reply comments in November 2017.

Notice of Proposed Rulemaking.   On March 14, 2019, the FCC unanimously adopted the Notice of Proposed Rulemaking (“NPRM”) endorsing our objective of creating a broadband opportunity in the 900 MHz band for critical infrastructure and other enterprise users.  In the NPRM, the FCC requested comments aimed at gathering information to help the FCC balance the interests of the potential broadband applicant with the interests of incumbents and other interested parties.  The FCC’s questions included: (i) what mechanism and requirements should be imposed before a broadband applicant can acquire the FCC’s inventory of spectrum, including how to mitigate a windfall that might be attributed to the broadband applicant by the FCC’s action; (ii) what mechanism should be used to enable the broadband applicant to clear sufficient spectrum to qualify for a broadband license, including how to prevent potential holdouts; (iii) what size systems being operated by incumbents should be deemed to be “Complex Systems” and exempt from any mandatory relocation requirements; and (v) what approaches, including potential overlay auctions, should be used in counties where the broadband segment cannot be cleared of incumbents.

We filed our comments to the NPRM in June 2019 and submitted reply comments in July 2019.  Following the comment period, we continued to meet with the FCC, incumbents holding licenses or operating systems in the 900 MHz band, utility and other critical infrastructure businesses, providers of equipment, technologies and/or services to the utility and other critical infrastructure businesses and other interested parties in the 900 MHz band.  The goals of these discussions were to: (i) build consensus and solicit support for the proposed reconfiguration of the 900 MHz band to support broadband and other advanced technologies and services; (ii) resolve technical and other concerns raised by incumbents; (iii) educate critical infrastructure and other enterprises on how broadband capabilities could enhance their operations and initiatives and their regulatory obligations; (iv) gain a better understanding of the size of the operational incumbent base and the nature of the systems they are currently operating; and (v) evaluate and propose voluntary license relocation opportunities to, or purchase spectrum from, certain incumbents.

The 900 MHz Report and Order

On May 13, 2020, the FCC approved the Report and Order to modernize and realign the 900 MHz band to increase its usability and capacity by allowing it to be utilized for the deployment of broadband networks, technologies and solutions.  In the Report and Order, the FCC reconfigured the 900 MHz band to create a 6 MHz broadband segment (240 channels) and two narrowband segments, consisting of a 3 MHz narrowband segment (120 channels) and a 1 MHz narrowband segment (39 channels).  See FIGURE 1 below.

FIGURE  1

Figure 1

Figure 2

Figure 1 896.0 935.0 897.5 936.5 Narrowband 3 MHz 120 Channels Part of 4 MHz Narrowband Segment 47 CFR Part 27.5 Broadband 6 MHz – County Based 240 Channels Post Realignment 6MHz Broadband Segment 900.5 901.0 939.5 940.0 Narrowband 1 MHz 39 Channels Part of 4 MHz Narrowband Segment

The Role of the County.  Under the Report and Order, the FCC established the “county” as the base unit of measure in determining whether a broadband applicant is eligible to secure a broadband license.  A broadband applicant must satisfy the FCC’s eligibility requirement for each separate county in which the broadband applicant desires to obtain a broadband license.  There are 3,223 counties in the United States, including Puerto Rico.

Broadband License Eligibility Requirements.  The Report and Order establishes three eligibility requirements to obtain a broadband license for a county, which we refer to herein as (i) the “50% Licensed Spectrum Test,” (ii) the “90% Broadband Segment Test” and (iii) the “240 Channel Requirement.”

1. 50% Licensed Spectrum Test.  To be eligible for a broadband license in a particular county, a broadband applicant must demonstrate that it holds more than 50% of the outstanding licensed channels in that county.  As noted above, the 900 MHz band is made up of a maximum of 399 channels in each county.  The FCC has licensed less than the maximum number of 399 channels in all but the most populous counties.  Because the 50% Licensed Spectrum Test is based on licensed channels, any channels that are not licensed by the FCC are not included in the denominator when determining whether the broadband applicant has satisfied this test.  As of the date of this filing, we satisfy the 50% Licensed Spectrum Test in more than 3,100 counties of the 3,223 counties in the United States and its territories.  See MAP 1 below.

MAP 1: ANTERIX 50% TEST IN THE ENTIRE 900 MHZ BAND Anterix-Claimed Chs vs. All Licensed Chs in 5x5 (Number of Counties in Range) 50% or more (3183) 40% to 49.9% (35) 0% to 39.9% (15) ^ 10 of these counties are Guam, American Samoa, & Northern Mariana Islands. Total of 3,233 counties in the US and territories Map dated May 2020.

Map 1

Map 23

2. 90% Broadband Segment Test.    The second test, the 90% Broadband Segment Test, addresses the balance between a voluntary market process to clear any Covered Incumbent (i.e., holders of licenses in the broadband segment) and the mandatory relocation process established by the FCC in the Report and Order (which applies to all Covered Incumbents, except for those Covered Incumbents operating “Complex Systems” as described below).  This test requires the broadband applicant to hold or have agreements with Covered Incumbents for 90% of the licensed channels in the broadband segment in a particular county and within 70 miles of the county’s boundaries before the FCC will issue a broadband license or commence the mandatory retuning period.  The broadband segment in the 900 MHz band has a total of 240 channels.  The 90% Broadband Segment Test is calculated using outstanding licensed channels, which means that if the FCC has licensed all 240 channels, the broadband applicant would be required to have control of, or agreements covering, 216 channels within the broadband segment.  In most counties in the United States, the FCC has licensed fewer than 240 channels in the broadband segment and these unlicensed channels are not included in the denominator when determining whether the broadband applicant has satisfied this 90% Broadband Segment Test.

A broadband applicant can satisfy the 90% Broadband Segment Test by purchasing channels from Covered Incumbents for cash or other consideration, by paying to relocate Covered Incumbents to replacement spectrum channels outside the broadband segment, or by demonstrating that the broadband applicant’s facilities will be far enough from the Covered Incumbent’s narrowband system to allow the two types of networks to co-exist.

Before filing for a broadband license, the broadband applicant must satisfy the 90% Broadband Segment Test by utilizing its channel holdings and negotiating with Covered Incumbents on a purely voluntary basis for any additional channels it requires to satisfy this test.  Only after the 90% Broadband Segment Test is satisfied will the FCC issue the broadband applicant a broadband license and commence the “Mandatory Retuning” period.  During this period, any Covered Incumbents that remain in the broadband segment (other than Complex Systems) are required to negotiate in good faith with the broadband applicant to sell their channels or otherwise clear the broadband segment, subject to intervention by the FCC if the parties cannot reach an agreement.

MAP 2 illustrates our current licensed holdings in the 6 MHz broadband segment created by the Report and Order.

MAP 2: ANTERIX 90% TEST IN THE BROADBAND SEGMENT 1 Also used for Mandatory Relocation trigger 2 SMR Geographic Licenses effect only indicated licensed counties Complex Systems not factored into this calculation Anterix + Swap-Agreed Chs vs. All Licensed Chs in 3x3 (Number of Counties in Range) 90% or more (1394) 80% to 89.9% (515) 60% to 79.9% (892) Less than 60% (432)^ ^10 of these counties are Guam, America Samoa, & Northern Mariana Islands. Total of 3,233 counties in the US and territories Map dated May 2020.

3. 240 Channel Requirement.    The Report and Order requires the broadband applicant to surrender 6 MHz of broadband or narrowband spectrum (or 240 channels) in the applicable county to the FCC in exchange for a broadband license.  If the broadband applicant does not have sufficient channels in the county to return 240 channels to the FCC, it can elect to make an Anti-Windfall Payment  (see Glossary) to the U.S. Treasury to effectively purchase unlicensed channels in the FCC’s inventory.  The Anti-Windfall Payment for these channels will be based on prices paid in the applicable county in the 600 MHz auction conducted by the FCC.  To satisfy the 240 Channel Requirement, the broadband applicant has the option on a county-by-county basis to determine whether it is more cost-effective to make the Anti-Windfall Payment, purchase channels from incumbents (where available), or possibly a combination of both.

Importantly, the markets where the FCC has channels in inventory and where we may need to make Anti-Windfall Payments to effectively return 240 channels to the FCC are generally in smaller urban, suburban and rural markets.  Our spectrum position is greatest in the largest, most populated and therefore most expensive markets, with a few exceptions as shown in MAP 3 below.  Although we will need to make Anti-Windfall Payments to secure broadband licenses in some counties, the cost for the channels, on average, will be lower than the nationwide average amount paid in the FCC’s 600 MHz auction.

MAP 3: ANTERIX CHANNEL COUNT BY COUNTY Anterix Chs Count in 5x5 (Number of Counties in Range) 240 to 209 Chs (158) 210 to 239 Chs (94) 180 to 209 Chs (2426) 150 to 179 Chs (431) 0 to 149 Chs (124)^ ^10 of thse counties are Guam, American Samoa, & Northern Mariana Islands. Total of 3,233 counties in the US and territories Map dated May 2020.

Treatment of Complex Systems.  The Report and Order exempts “Complex Systems” from the mandatory retuning process—even when a broadband applicant meets the 90% Broadband Segment Test.  The FCC defines a Complex System as a radio system that has at least 45 integrated sites.  The FCC exempted Complex Systems from the mandatory retuning requirements because retuning these systems would potentially be more disruptive to the operators than retuning the smaller systems operated by other incumbents.  Of the small number of systems that qualify for this 45-site exemption, based on our calculation, all but one system belongs to utilities that we have identified as our target customers.  See MAP  4 below.

MAP 4: COMPLEX SYSTEM AREAS – 45+ SITES

Evergy
IWT
Eversource
Area contains S Cal Edison & S Cal Gas
Santee
Cooper
Duke
LCRA
Oncor
FPL
- Complex System Site
- Complex System Site (Under Swap Agreement)
Currently in commercial discussions with 8 of these 11 systems
Total of 3,233 counties in the US and territories
Map dated May 2020.

MAP 4: COMPLEX SYSTEM AREAS – 45+ SITES Area contains S Cal Edison & S Cal Gas LCRA Oncor Evergy FPL Santee Cooper Duke Eversource IWT Complex System Site Complex System Site (Under Swap Agreement) Currently in commercial discussions with 8 of these 11 systems Total of 3,233 counties in the US end territories Map dated May 2020.

The Association of American Railroads.    The nation’s railroads, particularly the major freight lines, operate on six narrowband 900 MHz channels licensed to their trade association, the Association of American Railroads (“AAR”).  Three of these narrowband channels are located in the 900 MHz broadband segment created by the FCC.  The Report and Order seems to acknowledge an agreement between the parties by which AAR’s channels will be exchanged for a nationwide 10-channel license contributed by Anterix.  We worked extensively with the AAR and the railroads throughout the 900 MHz proceeding and expect them to work cooperatively with us to clear their three channels in the broadband segment as they become needed for broadband deployment.

Costs of Securing Broadband Licenses

As discussed above, to obtain a broadband license in a county, the broadband applicant must satisfy (i) the 50% Licensed Spectrum Test, (ii) the 90% Broadband Segment Test and (iii) the 240 Channel Requirement.  As the broadband applicant, we can satisfy these channel requirements by including our existing licensed channels in the 900 MHz band and by acquiring or clearing additional channels when necessary through (i) spectrum purchases, (ii) retuning incumbents and/or (iii) effectively obtaining channels by making Anti-Windfall Payments.  Under the Report and Order, we have the option of using each of these options alone, or in any combination required, to satisfy the broadband license eligibility requirements for a particular county.  See FIGURE II.

gur3

FIGURE  II

Figure 2 Interrelated Requirements and Costs on Path to a Broadband License Spectrum Purchase Spectrum Relocation Anti-Windfall Calculation 01 02 03 Broadband License 50% Licensed Spectrum Test 50% of licensed channels throughout the 10MHz 240 Channel Requirement Return 240 channels from throughout10MHz 90% Broadband Segment Test 90% of licensed channels in the Broadband Segment

1.Channel Acquisition.  In 2015, we began acquiring targeted additional channels in the 900 MHz band in various markets in anticipation of the Report and Order.  We will continue to employ spectrum acquisition as a tool for those situations where a Covered Incumbent desires to exit the 900 MHz band.  We may selectively acquire channels outside the 900 MHz broadband segment and use them to swap for channels within the broadband segment.  For purposes of broadband license eligibility, any potential acquisitions we negotiate will be included as part of our broadband application, but the acquisition does not need to be consummated at the time we submit our license application.

2.Retuning Costs.  Retuning is the exercise of exchanging, also referred to as swapping, broadband segment channels held by Covered Incumbents and moving them to channels outside of the 900 MHz broadband segment.  A retune or swap adds to the number of channels we hold for computational purposes in the 90% Broadband Segment Test.  We began retuning or swapping channels with interested Covered Incumbents in 2015 in anticipation of the Report and Order.  We have continued retuning channels with Covered Incumbents since that time.

3.Anti-Windfall Payments.  To obtain a 6 MHz broadband license, we must surrender 240 licensed channels in the county.  As this band has been underutilized historically, most counties in the United States do not have 240 outstanding licensed channels.  To make up the difference, we may obtain channels from the FCC’s spectrum inventory and effectively pay for those channels by making an Anti-Windfall Payment.  As noted above, the FCC will use a reference per channel price based on the average price paid in the FCC’s 600 MHz auction in a given county.

Broadband Licensing Process

The broadband licensing process will begin after the Wireless Telecommunication Bureau releases a Public Notice further detailing the application requirements and timeline.  The FCC declined to establish a finite period for filing broadband applications in the Report and Order.  The broadband licensing process will likely include an FCC Form 601, an application used for new wireless licenses, an Eligibility Certification and a Transition Plan describing the agreements the prospective broadband applicant has entered into with Covered Incumbents.  We intend to pursue and file applications based on the timing of customer opportunities and our spectrum clearing results.  Within 15 days of filing an application, we will make an Anti-Windfall Payment to the U.S. Treasury for any spectrum we require from the FCC’s inventory to reach the 240 Channel Requirement.  In cases where we have satisfied the 90% Broadband Segment Test but have not reached an agreement with all Covered Incumbents, the mandatory negotiation process will commence after we receive the broadband license.

Our Business Strategy

Anterix’s mission is to deliver the transformative broadband needed to enable the modernization of critical infrastructure for energy, transportation, logistics and other industries through the power of private wireless broadband connectivity on 900 MHz spectrum.  To that end, we are pursuing a two-pronged strategy focused on: 1) converting our nationwide narrowband 900 MHz spectrum position into valuable broadband spectrum and 2) establishing our commercial positioning and accelerating adoption through deployment of our principle commercial business offering, the long-term leasing of our broadband spectrum, to critical infrastructure enterprises nationwide.  Our approach and supporting business initiatives are captured below:

Converting our Nationwide Narrowband 900 MHz Spectrum Position to Broadband.  Shifting our spectrum from narrowband to broadband application nationwide is a foundational component of our two-pronged strategy as it provides the platform for growing our business.  To achieve this conversion, we are focused on obtaining broadband licenses in those counties in which we believe we have near-term commercial prospects and strategically retuning our spectrum to achieve optimum cost over time.

Secure Broadband Licenses.  In the Report and Order, the FCC chose to make counties the “base unit of measure” for calculating whether an entity is eligible to hold a broadband license.  As a result of this decision and our extensive accumulated spectrum holdings, Anterix—and only Anterix—is an essential party in every one of the nation’s 3,233 counties.  And while we intend to continue to prioritize our spectrum transactions in areas where we have customer opportunities, we also plan to pursue spectrum transactions opportunistically to optimize our total investments in our spectrum clearing costs.  We have been proactive in this effort and to date have completed, and intend to continue to pursue, spectrum transactions to support our efforts to satisfy the broadband license eligibility requirements.

Retune Covered Incumbents.  In anticipation of the efforts required to secure broadband licenses, we have been proactive in our retuning efforts in preparation for the broadband licensing process.  “Retuning” is the exercise of exchanging, or swapping, broadband segment channels of Covered Incumbents and moving them to channels outside of the broadband segment.  Our dedicated retuning teams are focused on moving Covered Incumbents from the newly allocated broadband segment of the 900 MHz spectrum band to the segments allocated for continued narrowband operations.  Our team has already established contact with many of the Covered Incumbents throughout the country.

Deploying our Commercial Business Offering.  With the Report and Order now issued, paving the way for deployment of broadband in the 900 MHz band, the second key prong of our strategy is accelerating the adoption of the 900 MHz driven private LTE solution through targeted deployment of our principle commercial business offering.  Based upon our analysis and discussions with potential customers to date, we generally intend to lease the broadband licenses we secure to customers for longer lease terms (generally 20 years or longer), including built-in pricing escalators and long-term renewal options.  In that vein, we will be responsible for the costs of securing the broadband licenses from the FCC, including the costs of acquiring sufficient spectrum to support broadband use and retuning incumbents to clear the spectrum.

By contrast, we expect that our customers will bear the costs of deploying and operating their private broadband networks, technologies and solutions.  And, beyond our principle commercial business offering, we are also exploring opportunities to offer our prospective customers additional value-added services to support their network deployment and operation.

Accordingly, our approach to driving this second key prong of our strategy includes: 1) growing our customer pipeline; 2) engaging Federal and State agencies; 3) developing expanded value-added business offerings; 4) enabling the Band 8 Ecosystem; and 5) continually evaluating potential opportunities for expanding our verticals.

Continue to Build the Customer Pipeline.    Our business development and sales teams are actively working with many of the largest Investor Owned Utilities (“IOUs”), as well as with municipal and cooperative electric utilities.  More specifically, these teams are working in coordination with representatives from our target customers, LTE infrastructure vendors, end-user device manufacturers and other technology companies to respond to Requests for Information (“RFIs”), Requests for Proposals (“RFPs”) and requests to support technology trials related to using our 900 MHz spectrum for broadband services.  In addition to IOUs, we have dedicated resources exploring trials and business relationships with enterprise customers in other vertical segments interested in the capabilities of 900 MHz broadband.

Build Support with Federal and State Agencies.  Our targeted critical infrastructure customers are highly regulated by both federal and state agencies.  Electrical utilities, for example, are regulated by federal agencies ranging from the Department of Energy, the Department of Homeland Security, the Federal Energy Regulatory Commission and the National Institute of Standards and Technologies.  We are working with each of these agencies to educate them about the security, reliability and priority access benefits that private broadband LTE networks, technologies and solutions can offer utilities.  We are also working with a number of state agencies and commissions who regulate electrical utilities, and who have a strong influence over electric utility buying decisions.  Our goal with these state agencies and commissions is to gain their support, with an eye toward allowing utilities to include the costs of leasing of our spectrum assets and deploying private broadband LTE networks, technologies and solutions into their respective rate bases.  This permits utilities to earn a customary rate of return on those prudent investments while providing essential services to their ratepayers.

Develop a Roadmap for Expanded Services.  Through our day-to-day interactions with prospective utility and critical infrastructure customers, and our responses and subsequent discussions related to RFIs and RFPs, we have identified additional areas of opportunity to support our prospective customers in the implementation of private LTE networks.  We are performing due diligence to determine how best to meet these customer needs, including using our internal expertise, collaborating with strategic partners and working with specific service providers.  We are also developing a roadmap for defining a unique set of services we refer to as UtilityNet services.  These services result from the simultaneous adoption of multiple Private LTE networks and may consist of developing shared infrastructure, enhanced cyber-security applications, regional coordination of distributed generation balancing, facilitating cross-territory transactive services and mobility management across territories.

Enable the U.S. Band 8 Ecosystem.   Our spectrum assets are located within the 3GPP global standard of Band 8 (also known as the E-GSM band, or 880 - 915 MHz paired with 925 - 960 MHz).  Band 8 has been internationally approved and is currently being utilized with commercial LTE broadband networks in Asia and Europe.  We are taking proactive steps to enable the adoption of 900 MHz Band 8 equipment and end-user devices in the U.S.  We are working with chipmakers and vendors to ensure that customers have timely access to 3GPP standards-compliant Band 8 devices that meet the specifications established in the Report and Order.  The benefit of working with a global standard is that many existing devices and network components and solutions are already well suited for the working environment of our targeted critical infrastructure and enterprise customers.

Identify and Evaluate New Opportunities.    The wireless communications industry is highly competitive and subject to rapid regulatory, technological and market changes.  A key part of our business strategy is to continually monitor changes in the wireless industry and to evaluate how these changes could enable us to maximize the value of our spectrum assets.  Additionally, although we are initially focusing on the electric utility industry, we have identified other customer groups, including ports, railroads, water, oil and gas facilities and mining operations, where we believe there is both customer demand and a good fit for the private broadband networks, technologies, and solutions that our spectrum assets could support.

Our Broadband Market Opportunity

We have identified utility and critical infrastructure enterprises as the primary customers for our future broadband spectrum assets.  We have identified the electric utility industry as our initial focused customer group.  According to data published by Edison Electric Institute, annual capital spent by the 150 IOUs located in the United States was approximately $120 billion in 2017.  We believe that security, priority access, latency, redundancy, private ownership and control and unique coverage requirements are just some of the reasons utility and critical infrastructure enterprises would be interested in obtaining rights to deploy the broadband networks, technologies and solutions that can be enabled through use of our spectrum.

The electric utility industry is undergoing a fundamental transformation.  Grid modernization efforts and the drive to reduce carbon emissions have hindered the ability of utilities to build new large-scale, centralized facilities.  Today, power is generated by smaller, more geographically distributed facilities that can switch from a power producer to a recipient of power generated by a variety of other disparate sources, including wind and solar installations.  Grid architecture must now accommodate end-users that are both generators and consumers, converting back and forth rapidly and carrying power in both directions, something the existing grid was not originally designed to handle.  Technological advancements have produced sensors and smart devices to enable the new two-way grid and offer operators the ability to control and run the grid efficiently, safely and reliably.  Utilities, however, need wireless communication networks, technologies and solutions that can move the large volumes of data generated by these sensors and smart devices to their control systems for decision making, analytics, responsiveness to market demand and emergencies.  The legacy communications systems utilized by many utilities cannot handle this new data load, are inefficient and costly to maintain, as well as, in many cases, their associated equipment is approaching end of life.

Our targeted customers have historically built, maintained and operated their communication networks, including private Land Mobile Radio (“LMR”) networks and supervisory control and data acquisition (“SCADA”) networks on narrowband frequencies licensed exclusively to them by the FCC.  Based on our discussions, these entities commonly express their desire to retain the positive elements of their aging LMR and SCADA networks, namely private ownership, tight control and custom features (such as specialized coverage and priority access), while adding the benefits of broadband and other advanced technologies (such as solving a broader set of use cases, including high-speed data transmission and video services and economies of scale).  However, due to the general unavailability of low band spectrum (i.e., below 1 GHz), these entities have had limited opportunities to license or acquire the spectrum required to deploy cost-effective broadband or other advanced technologies on their own.

In contrast to legacy systems, the broadband networks, technologies and solutions that can be utilized with our spectrum assets can address the wireless communication demands of the modern grid, both now and in the future.  Our licensed 900 MHz spectrum offers the assurance of absolute control over access to and use of that spectrum, allowing our spectrum to be utilized to provide customers with guaranteed levels of service and the ability to prescribe and enforce purpose-built “rules of the road” for the provision of those services.  Our spectrum assets can also serve as the foundational element to allow our critical infrastructure and enterprise customers to move from LTE to 5G.  Recent FCC decisions have created significant opportunities for blocks of shared, unlicensed spectrum, both below 1 GHz to a limited extent and, in substantial amounts, above 1 GHz.  The addition of unlicensed spectrum, particularly in large swaths that support very high-speed services, can enable future 5G networks, technologies and solutions.  While we intend to build our existing and future business strategies around our 900 MHz licensed spectrum, the ability of our critical infrastructure and enterprise customers to combine our licensed 900 MHz spectrum with additional spectrum in one or more unlicensed bands can provide them with an optimal solution, and a path to 5G.

Business Development, Sales and Marketing

We are actively focused on growing our extended business development, sales and marketing teams, which include both external and internal resources, to help foster our evolving customer relationships in furtherance of sustaining and growing our pipeline.  With the issuance of the Report and Order, our sales and marketing focus will be pursuing spectrum lease arrangements for the broadband licenses we secure from the FCC.  We have identified utilities and other critical infrastructure enterprises as our initial target customers.  We intend to enter long-term (e.g., 20 years, plus renewals) leasing arrangements with these customers.  We expect our customers will bear the costs of deploying and operating their private broadband networks operating on the broadband spectrum we lease to them.

Our business development, sales and marketing organization has three key focus areas, including, (i) direct account-based sales and marketing efforts to our targeted customers, (ii) regulatory outreach and support and (iii) industry trade organization collaboration.  We intend to enhance these efforts with sales and marketing partnerships with a variety of third parties, such as integrators, communication consultants, technology and equipment vendors, with whom we will seek active promotion of our broadband spectrum assets and their support for it with their products, technologies, solutions and services.  Additionally, our marketing team supports our sales efforts through participation, sponsorships and supporting speaking engagements at major trade events, associations and organizations.

We achieved a significant milestone with the execution of the Letter of Intent with Ameren Corporation (“Ameren”) in April 2020 for a long-term lease of broadband spectrum to enable Ameren to deploy a private LTE network that will provide critical communications services for its service territories in Missouri and Illinois.  We believe the execution of this agreement, although non-binding, ahead of the FCC rulemaking is an indication of the importance to our targeted customers of securing sub 1 GHz spectrum (e.g. 900M MHz) which can be a foundation for supporting their private broadband networks and achieving greater reliability and resiliency of the grid and clean energy programs.

Before signing the Letter of Intent, Ameren successfully completed its pilot of a private LTE network in support of its Smart Energy Plan demonstrating 14 different use cases leveraging our spectrum under an FCC experimental license.  In addition to Ameren, the FCC granted six additional experimental licenses to an aggregate of 11 utilities, the United Parcel Service and a National Renewable Energy Lab (“NREL”).

Competition

Our competitors include the Tier 1 carriers (Verizon, AT&T, T-Mobile and Sprint), private radio operators and other public and private companies who supply communication networks, technologies, products and solutions to our targeted utility and critical infrastructure enterprises.  Many of these competitors have a long track record of providing technologies, products and solutions to our targeted customers and have greater political and regulatory influence than we do.  In addition, many of our competitors have more resources, substantially greater product development and marketing budgets, greater name and brand recognition, a significantly greater base of customers in which to spread their operating costs and more financial and personnel resources than we do.  All of these factors could prevent, delay or increase the costs of commercializing the broadband licenses we secure to our targeted customers.

In addition, these and other competitors have developed or may develop services, technologies, products and solutions that directly compete with the broadband networks, technologies, products and solutions that can be deployed with our spectrum assets .  If competitors may offer services, technologies, products and solutions to our targeted customers at prices and terms that make the licensing of our spectrum assets unattractive, we may be unable to attract customers at prices or on terms that would be favorable, or at all, which could have an adverse effect on our financial results and prospects.

Further, the FCC and other federal, state and local governmental authorities could adopt new regulations or take actions, including making additional spectrum available that can be utilized by our targeted customers, which could harm our ability to license our spectrum assets.  For example, the federal government created and funded the First Responder Network Authority, which the federal government authorized to help accomplish, fund, and oversee the deployment of a dedicated Nationwide Public Safety Broadband Network (“NPSBN”).  The NPSBN may provide an additional source of competition to utilizing our 900 MHz spectrum assets by our targeted utility and critical infrastructure enterprises.

Transfer of Historical Businesses

Historically, we generated our revenue principally from our pdvConnect and TeamConnect businesses.  pdvConnect is a mobile communication and workforce management solution that enables businesses to locate and communicate with their field workers and improve the documentation of work events and job status.  We historically marketed pdvConnect primarily through two Tier 1 carriers in the United States.  In the year ended March 31, 2016, we began offering a commercial push-to-talk (“PTT”) service, which we marketed as TeamConnect, in seven major metropolitan areas throughout the United States, including Atlanta, Baltimore/Washington, Chicago, Dallas, Houston, New York and Philadelphia.  We developed TeamConnect to address the needs of enterprises that value a tailored PTT solution addressing the management of their mobile workforce.  We primarily offered our TeamConnect service to customers indirectly through third-party sales representatives who were primarily selected from Motorola’s nationwide dealer network.

In June 2018, we announced our plan to restructure the business to align and focus our business priorities on the spectrum initiatives aimed at modernizing and realigning the 900 MHz band to increase its usability and capacity, including for the future deployment of broadband and other advanced technologies and services.  In December 2018, our Board of Directors (the “Board”) approved the transfer of our TeamConnect and pdvConnect businesses to help reduce our operating costs and to allow our management team and Company to focus on our FCC initiatives and future broadband opportunities.  Specifically, we entered into: (i) a Customer Acquisition and Resale Agreement with A BEEP LLC (“A BEEP”) on January 2, 2019, (ii) a Customer Acquisition, Resale and Licensing Agreement with Goosetown Enterprises, Inc. (“Goosetown”) on January 2, 2019 and (iii) a memorandum of understanding (“MOU”) with the principals of Goosetown on December 31, 2018.

Under the A BEEP and Goosetown Agreements, we: (i) transferred our TeamConnect customers located in the Atlanta, Chicago, Dallas, Houston and Phoenix metropolitan markets to A BEEP, (ii) transferred our TeamConnect customers located in the Baltimore/Washington DC, Philadelphia and New York metropolitan markets to Goosetown, (iii) provided A BEEP and Goosetown with access to our TeamConnect Metro and Campus Systems (the “MotoTRBO Systems”) and (iv) granted A BEEP and Goosetown the right to resell access to our MotoTRBO Systems pursuant to separate Mobile Virtual Network Operation arrangements for two years.  We also granted Goosetown a license to sell the business applications we developed for our TeamConnect service.

Under these agreements, A BEEP and Goosetown agreed to provide customer care, billing and collection services for their respective acquired customers.  We continued to provide these services through April 1, 2019, to help facilitate the transition of the acquired customers.  Additionally, we are required to maintain and pay all site lease, backhaul and utility costs required to operate the MotoTRBO Systems for two years ending on January 2, 2021.  As part of our efforts to clear the 900 MHz spectrum for broadband use, A BEEP and Goosetown are required to migrate the acquired customers off the MotoTRBO Systems by the end of this two year period.  In consideration for the customers and rights we transferred, A BEEP and Goosetown are required to pay us a certain portion of the recurring revenues they receive from the acquired customers ranging from 20-100% during the terms of the agreements.  Additionally, A BEEP is required to pay us a portion of recurring revenue from customers who utilize A BEEP’s push-to-talk Diga-Talk Plus application service ranging from 15-35% for a period of two years.  Goosetown is required to pay us 20% of recurring revenues from the TeamConnect applications we licensed to them for a period of two years.  As part of our obligations, we will continue operating the TeamConnect networks in the markets in which customers are being transferred and trunked facilities in other markets in which we hold FCC licenses.

Under the terms of the MOU, we assigned the intellectual property rights to our TeamConnect and pdvConnect applications to TeamConnect LLC (the “LLC”), a new entity formed by the principals of Goosetown, in exchange for a 19.5% ownership interest in the LLC upon the April 30, 2019 execution of the LLC’s Amended and Restated Limited Liability Company Agreement.  The Goosetown principals agreed to fund the future operations of the LLC, subject to certain limitations.  The LLC assumed our software support and maintenance obligations under the A BEEP and Goosetown Agreements.  The LLC also assumed customer care services related to our pdvConnect application.  We provided transition services to the LLC through April 1, 2019, to facilitate an orderly transition of the customer care services.

We are obligated to pay the LLC a monthly service fee for 24 months ending on January 7, 2021, for the assumption of the Company’s support obligations under the A BEEP and Goosetown Agreements.  We are also obligated to pay the LLC a portion of the billed revenue we receive from pdvConnect customers for 48 months.

Our Motorola Lease

In 2014, we entered into an agreement with Motorola to lease a portion of our 900 MHz licenses in exchange for an upfront, fully paid lease fee of $7.5 million.  Additionally, Motorola invested $10 million in our subsidiary, PDV Spectrum Holding Company, LLC, that we formed to hold our 900 MHz spectrum licenses.  Motorola’s ownership interest in our subsidiary is convertible, at the option of either party, into shares of our common stock at a price equal to $20.00 per share.  Motorola is not entitled to any profits, dividends, or other distribution from the operations of our subsidiary.  Under the terms of this lease agreement with Motorola, Motorola can use the leased channels to provide narrowband services to certain qualified end-users.  The end-users can only use the leased channels for their internal communication purposes.  The end-users cannot sublease the channels to any other end-users or any commercial radio system operations or carriers.  The lease agreement limits the total number of channels that Motorola can lease in any market area.  The lease agreement provides us with flexibility regarding the future use and management of our spectrum, including relocation and repurposing policies designed to facilitate any necessary realignment of frequencies that may be associated with our efforts to assemble contiguous spectrum for broadband uses.

Motorola cannot enter contracts with end-users after December 31, 2020, involving new leases of spectrum from us without our consent and the payment of an additional fee.  The initial lease period for any end-user cannot last more than seven years, and the lease can only be renewed for up to three years for an aggregate lease period of up to 10 years.  In addition, until December 31, 2020, Motorola has the right to provide the majority of the broadband equipment for any future 900 MHz LTE broadband network we deploy (if any), so long as certain conditions are satisfied, including that the equipment meets our required sourcing criteria.

Our Intellectual Property

We rely on a combination of patent, copyright, trademark and trade-secret laws, as well as confidentiality provisions in our contracts, to protect our intellectual property.  We have several trademarks and service marks to protect our current and future corporate name, services offerings, goodwill and brand.  There are currently no claims or litigation regarding these trademarks, patents, copyrights, or service marks.  We also rely on trade secret protection of our intellectual property.  We enter into confidentiality agreements with third parties, employees and consultants when appropriate.

Regulation of Our Business

We hold FCC spectrum licenses in the 900 MHz band throughout the contiguous United States, plus Hawaii, Alaska and Puerto Rico.  The FCC regulates our wireless spectrum holdings, the issuance of broadband licenses in the 900 MHz band in accordance with the Report and Order, our future leasing or sale of any broadband licenses we secure, and the future construction and operation of wireless networks, technologies and solutions utilizing our spectrum assets.

Licensing.  We are authorized to provide our wireless communication services on specified frequencies within specified geographic areas and in doing so must comply with the rules, regulations and policies adopted by the FCC.  The FCC issues each spectrum license for a fixed period, typically ten years in the case of the FCC licenses we currently hold and 15 years for any broadband licenses in accordance with the Report and Order.  Any broadband licenses we secure will also have performance requirements at the six- and 12-year marks to demonstrate that the broadband spectrum is being used to serve the public interest.  While the FCC has generally renewed licenses held by operating companies like us, the FCC has the authority to both revoke a license for cause and to deny a license renewal if it determines that license renewal is not in the public interest.  Furthermore, we could be subject to fines, forfeitures and other penalties for failure to comply with FCC regulations, even if any such non-compliance is unintentional.  The loss of any licenses, or any related fines or forfeitures, could adversely affect our business, results of operations or financial condition.

The Communications Act of 1934, as amended, and FCC rules and regulations require us to obtain the FCC’s prior approval before assigning or transferring control of wireless licenses, with limited exceptions.  The FCC’s rules and regulations also govern spectrum lease arrangements for a range of wireless radio service licenses, including the licenses we hold.  These same requirements apply to any licenses or leases we may wish to enter into, transfer, or acquire as part of our broadband initiatives.  The FCC may prohibit or impose conditions on any proposed acquisitions, sales, or other transfers of control of licenses or leases.  The FCC engages in a case-by-case review of transactions that involve the consolidation or sale of spectrum licenses or leases and may apply a spectrum “screen” in examining such transactions.  Because an FCC license is necessary to lawfully provide the wireless services we plan to enable, if the FCC were to disapprove any such request to acquire, assign, or otherwise transfer a license or lease, our business plans would be adversely affected.  Approval from the Federal Trade Commission and the Department of Justice, as well as state or local regulatory authorities, also may be required if we sell or acquire spectrum.

FCC Regulations.  The FCC does not currently regulate rates for services offered by wireless providers.  However, we may be subject to other FCC regulations that impose obligations on wireless providers, such as Federal Universal Service Fund obligations, which require communications providers to contribute to a fund that supports subsidized communications services to underserved areas and users; rules governing billing, subscriber privacy and customer proprietary network information; roaming obligations; rules that require wireless service providers to configure their networks to facilitate electronic surveillance by law enforcement officials; rules governing spam, telemarketing and truth-in-billing and rules requiring us to offer equipment and services that are accessible to and usable by persons with disabilities, among others.  There are also pending proceedings that may affect spectrum aggregation limits and/or adjustment of the FCC’s case-by-case spectrum screens; regulation surrounding the deployment of advanced wireless broadband infrastructure; the imposition of text-to-911 capabilities; and the transition to IP networks, among others.  Some of these requirements and pending proceedings (of which the previous examples are not an exhaustive list) pose technical and operational challenges which we, and the industry as a whole, have not yet developed clear solutions.  We are unable to predict how these pending or future FCC proceedings may affect our business, financial condition, or results of operations.  Our failure to comply with any applicable FCC regulations could subject us to significant fines or forfeitures.

State and Local Regulation.  In addition to FCC regulation, we are subject to certain state regulatory requirements.  The Communications Act of 1934, as amended, preempts state and local regulation of the entry of, or the rates charged by, any wireless provider.  State and local governments, however, are permitted to manage public rights of way and can require fair and reasonable compensation from wireless providers for use of those rights of way so long as the compensation required is publicly disclosed by the government.  The siting of base stations also remains subject to some degree of control by state and local jurisdiction.  States also may impose competitively neutral requirements that, among other things, are necessary for universal service or to defray the costs of state E911 services programs, to protect the public safety and welfare and to safeguard the rights of customers.

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

National Security.  National security and disaster recovery issues continue to receive attention at the federal, state and local levels.  For example, Congress is expected to again consider cyber security legislation to increase the security and resiliency of the nation’s digital infrastructure.  In 2013, the President issued an executive order directing the Department of Homeland Security and other government agencies to take steps to improve the security of the nation’s critical infrastructure.  The details surrounding the implementation of this order have not been resolved, however, and we cannot predict the cost or other impacts of such measures.

Moreover, the FCC continues to examine issues of network resiliency and reliability and may impose additional regulations designed to reduce the severity and length of disruptions in communications.

Our Employees

As of March 31, 2020, we had 59 employees, 58 of which were full-time employees.  We engage consultants and contract workers on an as-needed basis.  We believe the relations with our employees and consultants are good.

Our Corporate Information

Our principal executive offices are located at 3 Garret Mountain Plaza, Suite 401, Woodland Park, New Jersey 07424 and 8260 Greensboro Drive, Suite 501, McLean, Virginia.  Our main telephone number is (973) 771-0300.  We were originally incorporated in California in 1997 and reincorporated in Delaware in 2014.  Our website is www.anterix.com. Our Annual Report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are made available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC on their website located at www.sec.gov.  The information on or accessible through our website is not incorporated into this Annual Report, and you should not consider any information on, or that can be accessed through, our website a part of this Annual Report.

Glossary of Terms

240 Channels:  Equals 6 MHz of 900 MHz spectrum whether the individual 25 kHz channels are scattered throughout the 5x5/10 MHz 900 MHz band or are contained within the contiguous 3x3/6 MHz broadband segment created by the Report and Order.

3x3 or 6 MHz:  The broadband segment of the 900 MHz band is authorized for a total of 6 MHz of spectrum, with 3 MHz designated for uplink transmissions and 3 MHz for downlink transmissions.

5x5 or 10 MHz:  The 900 MHz band is authorized for a total of 10 MHz of spectrum, with 5 MHz designated for uplink transmissions and 5 MHz for downlink transmissions.

600 MHz Auction: The FCC’s 2016 “incentive auction” in which licensees of television broadcast channels were incentivized to relinquish their spectrum for defined payments so the spectrum could be repurposed for licensed wireless services.

Anti-Windfall Payment:  A payment to the U.S. Treasury from a 900 MHz broadband applicant if the applicant relinquishes less than six MHz (or 244 channels) of spectrum with the amount of the payment based on the per MHz-pop 600 MHz forward auction prices for the Partial Economic Area in which the county applied for by the broadband applicant is included.

B/ILT:  Private land mobile systems for business users.

Channel Size:  FCC licenses authorize the use of channels of varying bandwidths. 900 MHz narrowband channels each are authorized for 25 kHz bandwidth (12.5 kHz each uplink and downlink). The broadband license will be authorized for 6 MHz bandwidth (3 MHz each uplink and downlink), the equivalent of 240 25 kHz bandwidth channels.

Complex System:  A Covered Incumbent’s system that consists of 45 or more functionally integrated sites.

Covered Incumbent:  Any 900 MHz site-based licensee in the broadband segment that is required under section 90.621(b) to be protected by a broadband licensee with a base station at any location within the county, or any 900 MHz geographic-based SMR licensee in the broadband segment whose license area completely or partially overlaps the county.

Eligibility Certification:  A document filed as part of the broadband application that lists the licenses the applicant holds in the 900 MHz band to demonstrate that it holds the licenses for more than 50% of the total licensed 900 MHz spectrum for the relevant county, including credit for spectrum included in an application to acquire or relocate any covered incumbents filed on or after March 14, 2019 (i.e., the 50% Licensed Spectrum Test).

FCC Form 601: FCC Application used for Wireless Telecommunications Bureau Radio Service Authorizations such as a 900 MHz broadband license.

Licensed Channel: Any of the 399 25 kHz narrowband 900 MHz channels for which the FCC has issued a license to an entity.  Some channels in the 900 MHz band remain in the FCC inventory.

Mandatory Retuning:  A process by which an eligible broadband applicant can relocate a Covered Incumbent to channels outside the broadband segment if the replacement channels provide comparable facilities to the Covered Incumbent’s existing system and the broadband applicant pays all reasonable retuning costs.

MTA:  Major Trading Area; service areas based on the Rand McNally 1992 Commercial Atlas & Marketing Guide, that define 900 MHz SMR geographic licenses.

Narrowband Channel:  A 900 MHz 25 kHz bandwidth channel.

Railroads:  The freight railroads that, through the Association of American Railroads, hold an effectively nationwide license for six non-contiguous 900 MHz channels, three of which are in the broadband segment.

Retuning:  Modifying a Covered Incumbent’s narrowband system to operate on channels outside the broadband segment established by the Report and Order.

Swapping:  Exchanging narrowband channels outside the broadband segment for the broadband segment channels held by a Covered Incumbent.

Transition Plan:  A document filed as part of the broadband application that demonstrates that the applicant holds or has agreements to acquire, relocate or protect at least 90% of the licensed channels of Covered Incumbents in the county (i.e., the 90% Broadband Segment Test).

Item 1A.  Risk Factors.

You should carefully consider the following risk factors, together with the other information contained in this Annual Report on Form 10-K (the “Annual Report”) and our other reports and filings made with the SEC, in evaluating our business and prospects.  If any of the risks discussed in this Annual Report occur, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected, in which case the trading price of our common stock could decline significantly.  Some statements in this Annual Report, including statements in the following risk factors, constitute forward-looking statements.  Please refer to the section entitled “Cautionary Statement Concerning Forward-Looking Statements.”

Risks Related to Obtaining Broadband Licenses, the Retuning Process and the Use of Our Spectrum

Our plans to commercialize our 900 MHz spectrum assets depend on our ability to qualify for and obtain broadband licenses from the FCC in accordance with the requirements of the Report and Order.  If we are unable to obtain broadband licenses on favorable terms and on a timely basis, or at all, our business, liquidity, results of operations and prospects will be materially adversely affected.

Our plans to commercialize our 900 MHz spectrum assets depend on our ability to obtain broadband licenses in accordance with the requirements of the Report and Order approved by the FCC in May 2020.  The Report and Order establishes three general eligibility requirements to obtain a broadband license, which we refer to herein as (i) the “50% Licensed Spectrum Test,” (ii) the “90% Broadband Segment Test” and (iii) the “240 Channel Requirement.”  We will need to satisfy all eligibility requirements in each county in the United States for which we desire to obtain a broadband license.  Under the 50% Licensed Spectrum Test, we must demonstrate that we hold more than 50% of the licensed channels in the 900 MHz band in the applicable county.  Under the 90% Broadband Segment Test, we must provide the FCC with a plan demonstrating that we hold, or have agreements with Covered Incumbents for, at least 90% of the licensed channels in the 6 MHz broadband segment designated by the FCC and within 70 miles of the county boundary.  Under the 240 Channel Requirement, we must surrender 6 MHz of broadband or narrowband spectrum (or 240 channels) in the applicable county to the FCC.  If we do not have a sufficient number of channels to satisfy any of these tests, we will be required to purchase the additional channels from incumbents in privately negotiated transactions, swap our existing channels with incumbents (including any required retuning of the incumbent radio systems), or effectively purchase channels not previously licensed by the FCC by making an Anti-Windfall payment.  The amount of spectrum we will be required to purchase and/or swap and the amount of any Anti-Windfall payment will vary in each county based on our existing spectrum holdings in such county.  Our ability to acquire and/or swap the additional spectrum necessary to secure broadband licenses in a desired county on a timely and cost-effective basis will depend on the incumbents who hold the additional spectrum we need to acquire or swap and their operations that we may need to retune or replace.  Obtaining the required spectrum to qualify for broadband licenses may take longer and be more expensive than we currently anticipate.  In addition, as discussed in more detail below, incumbents may elect not to sell or swap their existing channels on reasonable terms, or at all, and if we cannot satisfy the 90% Broadband Segment Test, we will not be able to utilize the mandatory retuning procedures the FCC established in the Report and Order.  If we are unable to obtain broadband licenses on favorable terms and on a timely basis, or at all, our business, liquidity, results of operations and prospects will be materially adversely affected.  In addition, significant costs or delays beyond what we have anticipated in our business plan will further delay us from commercializing our spectrum assets, and may require us to seek additional sources of capital and liquidity in order to carry out our business and plans, which could cause significant dilution to our existing stockholders.  See the risk factor entitled “We may not be able to correctly estimate our operating expenses or future revenues, which could lead to cash shortfalls and require us to secure additional financing sooner than planned.”

The mandatory retuning process established by the FCC in the Report and Order may not allow us to obtain broadband licenses from incumbents in a timely manner and on commercially reasonable terms, or at all.

The Report and Order establishes a market-driven, voluntary exchange process for clearing the channels in the broadband segment on a county-by-county basis.  When we apply for a broadband license, we will need to demonstrate that we satisfy the 90% Broadband Segment Test.  The fact that we will need to account for 90% of the licensed channels in the broadband segment before we can file for a broadband application, can lead to holdouts by Covered Incumbents.  For example, a Covered Incumbent may demand compensation in an amount that is disproportionate to the cost of relocating its system or any reasonable reflection of the value of its spectrum holdings or may elect not to negotiate an agreement at all.  In the Report and Order, the FCC has established the 90% Broadband Segment Test, which if satisfied, triggers a mandatory relocation process to help a broadband applicant clear the remaining channels in the broadband segment.  There is no assurance, however, that we can swap or acquire sufficient channels, including by purchasing additional spectrum, swapping spectrum or entering into protective agreements with Covered Incumbents to satisfy the 90% Broadband Segment Test on a timely basis and on commercially reasonable terms, or at all.  Further, even if we satisfy the 90% Broadband Segment Test, as part of the mandatory retuning process we will be required to pay the costs associated with providing Covered Incumbents with comparable facilities and paying relocation costs.

In addition, the FCC has exempted channels from the mandatory relocation process that are being utilized by incumbents operating Complex Systems.  The FCC defines a Complex System as a radio system that has 45 or more functionally integrated sites.  The FCC exempted Complex Systems from the mandatory retuning requirements because retuning these systems could be more complex and disruptive to the incumbent operators than the systems operated by most other incumbents.  Complex Systems are located in some of the largest business and population centers in the United States.  Most are operated by electric utilities, including some utilities that actively opposed 900 MHz broadband.  This exemption effectively prevents us from obtaining broadband licenses in counties where these Complex Systems are located (or if a Complex System is being operated within 70 miles of a county boundary for which we are attempting to obtain a broadband license) without the incumbent’s consent, which could be withheld for any reason, or for no reason.  As a result, the incumbents operating Complex Systems can make demands that are not commercially reasonable (including the commercial terms of any long-term lease of our spectrum), delay their decision or refuse altogether.  Our inability to obtain broadband licenses in counties where Complex Systems are currently being operated (or are being operated within 70 miles of a county boundary for which we are attempting to obtain a broadband license) could have a material adverse effect on our operations and business plan, our future prospects and opportunities and on our ability to develop a profitable business.

The members of the Association of American Railroads may delay or hinder our ability to commercialize broadband licenses.

The AAR holds a nationwide geographic license for six non-contiguous channels in the 900 MHz band, three of which are located within the broadband segment established by the FCC in the Report and Order.  These channels are used by freight railroads for Advanced Train Control System operations.  We recognized from the outset of the 900 MHz proceedings the importance of reaching agreements with the railroads about their relocation and worked with them throughout the FCC process.  The Report and Order acknowledged an agreement reached between AAR and Anterix.  Delays by members of the AAR in clearing their channels in the broadband segment could delay or hinder our ability to commercialize broadband licenses and the ability of our customers to deploy 3/3 MHz broadband networks in the affected area, which could have a material adverse effect on our operations and business plan, our future prospects and opportunities and on our ability to develop a profitable business.

We may not be successful in commercializing our spectrum assets.

We have identified utilities and other critical infrastructure enterprises as our initial target customers.  As of the date of this filing, we have not signed our first binding customer contract with a utility or other critical infrastructure enterprise for the long-term lease of our spectrum assets.  Further, even though the FCC adopted the Report and Order, there is no assurance that we will be successful in our efforts to commercialize our spectrum assets.  For example, utilities or other critical infrastructure enterprises may not elect to lease any broadband licenses we secure on terms satisfactory to us, on a timely basis, or at all.  Similarly, there is no assurance that utilities or other critical infrastructure customers will retain us for any other value-added engineering or commercial services we offer them.  As a result, our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by companies in their early stages of implementing a new business plan and pursuing opportunities in highly competitive and rapidly developing markets.

In addition, under our current business plan, we intend to enter long-term leasing or other transfer arrangements for our spectrum assets with one customer, or a limited number of customers, in each geographic area.  We also expect that our customers will bear the costs of deploying and operating their private broadband networks.  As a result, many geographic areas may have only one or a limited number of potential customers and if we are not successful with this customer or customers, our spectrum may not be utilized and we will not be able to generate revenues from owning spectrum in that geographic area.  In addition, even if we enter a long-term lease or transfer arrangement for a geographic area, that customer will typically require rights to all spectrum we have in that geographic area.  Because of this, we may not have additional spectrum assets to lease in such geographical area to other potential customers.  Further, other than our lease or transfer arrangements, we will not generate revenue from the operation of the broadband networks or technologies deployed by our customers.  As a result, there is considerable uncertainty as to whether we can generate sufficient revenues to develop a profitable business from leasing or otherwise transferring our licensed 900 MHz spectrum.

 Our ability to successfully commercialize our spectrum assets will also depend on the availability of technology, products and solutions that can both utilize the broadband licenses we secure and satisfy our customers’ demands.  Our spectrum assets are located within the 3GPP global standard of Band 8 (also known as the E-GSM band, or 880 - 915 MHz paired with 925 - 960 MHz).  Band 8 has been internationally approved and is currently being utilized with LTE broadband networks.  However, we may be unable to convince chipmakers and other technology, product and solution manufacturers and vendors to develop the technology, products and solutions required to satisfy our customers’ various use cases and meet the technical specifications established in the Report and Order.   If such technologies, products and solutions are not available, or are significantly delayed, our customers may decide not to lease any broadband licenses we secure on acceptable terms, on a timely basis, or at all.

Further, our assessment that we should target utilities and other critical infrastructure entities as customers for our spectrum is based on our determination that these entities have regulatory and other incentives to install a significant number of new technologies, such as smart devices and sensors, that will generate an increasing amount of data that cannot be addressed well by their existing communication networks and systems.  Our potential customers, however, are large organizations and a decision to implement private broadband networks, technologies and solutions is a significant decision and will require significant capital outlays.  Any negotiation and contract process with these potential customers may take longer than we currently expect.  In addition, there is no assurance that the governmental agencies that regulate these entities will allow them to pass the capital costs of implementing broadband networks, technologies and solutions utilizing our spectrum on to their ratepayers.  In addition, although there is broad availability of broadband LTE, there is no assurance that our targeted customers will be able to utilize existing broadband networks, technologies and solutions with our spectrum without requiring modifications to existing equipment or engaging in product and/or service development efforts, any of which could result in deployment delays, require them or us to invest in technology or other development activities or otherwise adversely limit the potential benefits or value of our spectrum assets.  If any of these risks occur, our current plans to commercialize our spectrum assets may not be as valuable as we expect or may face significant delays, any of which would adversely affect our business, liquidity, results of operations and prospects.

The ongoing coronavirus outbreak could adversely impact our business, including our broadband licensing and commercialization efforts and our financial condition, liquidity and results of operations.

Any outbreak of contagious diseases or other adverse public health developments could have a material adverse effect on our business operations.  In March 2020, the World Health Organization declared COVID-19, the disease caused by the novel coronavirus, a global pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, have imposed various unprecedented responses, including government-imposed quarantines, restrictions on travel and business and government operations and other public health safety measures, resulting in, among other things, business closures and a substantial reduction in economic activity globally.

Our plans to commercialize our 900 MHz spectrum assets to support the deployment of broadband networks, technologies and solutions depend on our ability to obtain broadband licenses in accordance with the requirements of the Report and Order.  Reduced business operations may prevent us from timely and successfully negotiating and entering into agreements with incumbents and the FCC to acquire and/or swap the spectrum required to qualify for broadband licenses.  The reduced business operations may hinder our efforts to timely and successfully commercialize any broadband licenses we secure for our targeted utility and critical infrastructure customers, which could have a material adverse effect on our financial condition, liquidity and results of operations.

As the COVID-19 pandemic continues to affect individuals and businesses around the globe, we will likely experience disruptions that could severely impact our financial condition, business and/or ability to obtain and commercialize broadband licenses, including:

•	interruption of key business activities due to illness, work from home mandates and/or quarantine of key individuals, including employees and service providers;
•	delays and difficulties in obtaining broadband licenses in accordance with the requirements of the Report and Order;
•

slower business development and sales efforts due to uncertainty in the business climate of our targeted customers based on their concerns regarding the impact of COVID-19 or their reduced cash flows and resources to invest in long-term leases of any broadband licenses we secure;

•

delays in necessary interactions with businesses, the FCC and other federal and state governmental agencies and other important parties due to limitations in employee resources, travel restrictions, forced furlough of employees or other interruptions in operations;

•	delays in AAR clearing its operations from its channels in the broadband segment in critical counties;
•	delays and difficulties in meeting performance or build-out requirements to retain and renew each broadband license we obtain;
•

difficulties in raising additional capital that may be needed to execute our long-term business plan due to the slowing economy and near term and/or long-term negative effects of the pandemic on the financial, banking and capital markets; and

•	inability to correctly estimate our operating expenses or future revenues, which could lead to cash shortfalls and require us to secure additional financing sooner than planned.

The global outbreak of the COVID-19 continues to rapidly evolve.  The ultimate impact of the COVID-19 pandemic on our operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the ultimate geographic spread of the disease, the duration of the COVID-19 outbreak, travel restrictions, required social distancing, new information which may emerge concerning the severity of the COVID-19 pandemic and any additional preventative and protective actions that governments, or we, may direct, which could result in an extended period of continued business disruption, reduced customer, collaborator or supplier traffic and reduced operations.

Our initiatives with the federal and state agencies and commissions that regulate electric utilities may not be successful.

Our targeted utility and critical infrastructure customers are highly regulated by both federal and state agencies.  Electrical utilities, for example, are regulated by federal agencies including the Department of Energy, the Department of Homeland Security, the Federal Energy Regulatory Commission and the National Institute of Standards and Technologies.  We are working with each of these agencies to educate them about the potential benefits that private broadband LTE networks, technologies and solutions utilizing our spectrum assets can offer utilities.  We are also working with state agencies and commissions who regulate the electrical utilities in their respective states, and who have a strong influence over electric utility buying decisions in their jurisdictions.  Our goal with these state agencies and commissions is to gain their support for allowing utilities to pass the capital costs of leasing our spectrum assets and deploying private broadband LTE networks, technologies and solutions to ratepayers, including at a customary rate of return for the electric utility company.  We are in the early stages of our initiatives with these federal and state agencies and commissions.  We may not be successful in gaining support from these governmental bodies on a timely basis, or at all, which could hinder or delay our commercialization efforts with electric utilities and other critical infrastructure entities.  If we do not gain support from these governmental bodies, our targeted critical infrastructure customers may not find it commercially feasible to license our spectrum assets.

We may not be able to maintain any broadband licenses that we obtain from the FCC.

The FCC issues each spectrum license for a fixed period, typically ten years in the case of the FCC licenses for the narrowband spectrum we currently hold and 15 years for any broadband licenses we intend to secure in the future.  The Report and Order establishes “performance” or build-out requirements that we will be required to meet to retain and renew any broadband licenses we obtain.  Performance will be measured at the six- and twelve-year anniversaries of each broadband license.  A failure to satisfy this requirement could result in the FCC’s termination of a broadband license or refusal to renew a previously issued broadband license.  In addition, under our business plan, we intend for our customers to be responsible to pay the build-out and operating costs of such broadband systems.  Such build-out requirements could impose a significant expense and could cause potential customers to decide not to license broadband licenses from us, or to seek alternatives from other providers.

Government regulations or actions taken by governmental bodies could adversely affect our business prospects, liquidity and results of operations.

The licensing and sale of spectrum assets, as well as the deployment and operation of wireless networks and technologies, are regulated by the FCC and, depending on the jurisdiction, by state and local regulatory agencies.  In particular, the FCC imposes significant regulation on licensees of wireless spectrum with respect to how FCC licenses may be transferred or sold.  The FCC also regulates how the spectrum is used by licensees, the nature of the services that licensees may offer and how the services may be offered, including resolution of issues of interference between spectrum bands.  Failure to comply with FCC requirements applicable to a given licensee could result in revocation or non-renewal of the license, depending on the nature and severity of the non-compliance.  If we, or any of the future licensees of our spectrum assets, fail to comply with applicable FCC regulations, we may be subject to sanctions or lose our FCC licenses, which would have a material adverse effect on our business, liquidity, results of operations and prospects.  The Report and Order also states that the FCC will evaluate the success of the realignment process in 2021 and will consider whether it should adopt additional mechanisms to facilitate broadband deployment.  Additionally, although the Report and Order was adopted by a unanimous vote of the FCC Commissioners, like all FCC actions the approval of the Report and Order is subject to an appeal process through the filing of a Petition for Reconsideration within 30 days of publication of the Report and Order in the Federal Register.

In addition, the FCC and other federal, state and local governmental authorities could adopt new regulations or take actions, including imposing taxes or fees on our business that could have a materially adverse effect on our business, liquidity, results of operations and prospects.  Further, the FCC or Congress may make additional spectrum available for communications services, which may result in the introduction of additional competitive entrants to the already crowded wireless communications marketplace in which we compete.  For example, the federal government created and funded the First Responder Network Authority which the federal government authorized to help accomplish, fund and oversee the deployment of a dedicated Nationwide Public Safety Broadband Network (“NPSBN”).  The NPSBN may provide an additional source of competition to utilizing our 900 MHz spectrum assets by our targeted critical infrastructure and enterprise customers.

The value of our spectrum assets may fluctuate significantly based on supply and demand, as well as technical and regulatory changes.

The FCC spectrum licenses we hold are our most valuable asset.  The value of our spectrum, however, may fluctuate based on various factors, including, among others:

•	the cost and time required to comply with the FCC’s requirements to obtain broadband licenses in the 900 MHz band, including purchasing additional spectrum and retuning and relocating incumbents;
•	our ability to enter long-term leases or transfer arrangements with our targeted critical infrastructure and enterprise customers on a timely basis and on commercially reasonable terms;
•	potential uses of our spectrum based on the Report and Order and available technology;
•	the market availability of, and demand for, broadband spectrum;

•	the demand for private broadband networks, technologies and solutions by our targeted critical infrastructure and enterprise customers; and
•	regulatory changes by the FCC to make additional spectrum available or to promote more flexible uses of existing spectrum in other bands.

Similarly, the price of any additional spectrum we desire to purchase to enable us to qualify for broadband licenses or our future business plans will also fluctuate based on similar factors.  Any decline in the value of our spectrum or increases in the cost of the spectrum we acquire could have an adverse effect on our market value and our business and operating results.

Risks Related to Our Business

We may not be able to correctly estimate our operating expenses or future revenues, which could lead to cash shortfalls, and require us to secure additional financing sooner than planned.

We have dedicated significant resources to support and pursue the FCC’s approval of the Report and Order and to promote the benefits of deploying broadband systems to our targeted utility and critical infrastructure customers.  We will need to continue to expend substantial resources for the foreseeable future to qualify for and obtain broadband licenses, including the costs related to retuning incumbent systems, purchasing additional spectrum from incumbents and/or making Anti-Windfall payments to the U.S. Treasury, and to commercialize our spectrum assets.  We believe our existing cash will be sufficient to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months.

Our budgeted expense levels are based in part on our expectations and assumptions regarding the timing and costs to qualify for and obtain broadband licenses and the demand by our targeted customers to utilize our spectrum assets to deploy broadband networks, technologies and solutions.  However, we may not correctly predict the amount or timing of our future revenues and our operating expenses, which may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control, and may be materially different than our announced plans and expectations.  These factors include:

•

the cost and time required to obtain broadband licenses, including the costs to retune and clear the 900 MHz band and to acquire additional spectrum from incumbents and/or to make Anti-Windfall payments;

•	our ability to qualify for and utilize the mandatory retuning process established by the Report and Order;
•	our ability to negotiate agreements with the operators of Complex Systems;
•

the cost and time to promote, market and commercialize our spectrum assets, including the long sales cycle required to enter long-term lease arrangements with our targeted utility and critical infrastructure  customers;

•	the commercial terms, including the length of the lease and the timing of payments, in our future commercial arrangements with our targeted customers; and
•

the costs associated with increasing the size of our commercial and spectrum acquisition and retuning organizations, including the costs to attract and retain personnel with the skills required to support our business plans.

In addition, other unanticipated costs may arise that we currently do not anticipate.  Further, other unanticipated events may occur that reduce the amounts and delay the timing of our future revenues, including the potential impacts of COVID-19.  We may not be able to adjust our operations in a timely manner to compensate for any shortfall in our revenues, delays in obtaining broadband licenses, delays in entering long-term leases for our spectrum or increases in the expenses required to secure broadband licenses and implement our commercialization and business plans.  As a result, a significant shortfall in our planned revenues, a significant delay in obtaining broadband licenses and entering into long-term leases for our spectrum assets or significant increases in our planned expenses could have an immediate and material adverse effect on our business, liquidity, results of operations and prospects.  In such case, we may be required to issue additional equity or debt securities or enter into other commercial arrangements sooner than anticipated to secure the additional financial resources to support our future operations and the implementation of our business plans.  Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business, prospects and results of operations.  In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

We have no operating history with our proposed business plan, which makes it difficult to evaluate our prospects and future financial results and our business activities, strategic approaches and plans may not be successful.

Although we were incorporated in 1997, our business is now reliant on our ability to secure broadband licenses pursuant to the Report and Order approved by the FCC in May 2020 and to commercialize our spectrum assets to our targeted utility and critical infrastructure customers.  There is no assurance that we will be able to secure broadband licenses on a timely basis and on commercially available terms, or at all.  Further, we have not signed our first binding customer contract with an electric utility or other critical infrastructure enterprise for the long-term lease of our spectrum asset.  As a result, the ability to forecast our future operating results is limited and subject to a number of risks and uncertainties, including our ability to accurately forecast and estimate our future revenues and the expenses and time required to obtain broadband licenses and pursue our commercialization plans.  We have encountered, and expect to continue to encounter, risks and uncertainties frequently experienced by new businesses in highly competitive, technical and rapidly changing markets.  If our assumptions regarding these risks and uncertainties are incorrect, or if there are adverse changes in our commercialization plans or opportunities or general economic conditions, or if we do not manage or address these risks and uncertainties successfully, our results of operations could differ materially and adversely from our expectations.

As a new and unproven business, any future success will depend, in large part, on our ability to, among other things:

•	comply with the requirements and restrictions the FCC has established in the Report and Order to qualify for and obtain broadband licenses in key geographic areas on a timely and cost-effective basis;
•	successfully commercialize our spectrum assets to our targeted utility and critical infrastructure customers on favorable terms, on a timely basis, or at all;
•	manage any ongoing costs, obligations and liabilities related to the transfer of our TeamConnect and pdvConnect businesses;
•

compete against other wireless companies, including the Tier 1 carriers, manufacturers and vendors who have significantly greater resources and pricing flexibility, long-term relationships with our targeted customers and greater political and regulatory influence;

•

successfully convince chipmakers and other technology, product and solution manufacturers and vendors to develop the technology, products and solutions required to satisfy our customers’ various use cases and meet the technical specifications established in the Report and Order; and

•	successfully manage and grow our internal business, regulatory, technical and commercial operations in an efficient and cost-effective manner.

Any failure to achieve one or more of these objectives could adversely affect our business, our results of operations and our financial condition.

Many of the third parties who offer spectrum and communication technologies, products and solutions to our targeted customers have existing long-term relationships with these targeted customers and have significantly more resources and greater political and regulatory influence than we do, and we may not be able to successfully compete with these third parties.

Our competitors include the Tier 1 carriers (Verizon, AT&T, T-Mobile and Sprint), private radio operators and other public and private companies who supply communication networks, technologies, products and solutions to our targeted utility and critical infrastructure entities.  Many of these competitors have significantly more resources, a longer track record of providing technologies, products and solutions to our targeted customers and greater political and regulatory influence than we do, all of which could prevent, delay or increase the costs of commercializing the broadband licenses we secure to our targeted customers.  In addition, under our business plan, our targeted customers will be required to enter a long-term lease for our broadband spectrum and bear the cost of installing and operating the broadband networks, technologies and solutions utilizing our licensed spectrum, thereby requiring the replacement of some or all of their existing communication systems.  Given these significant capital requirements, there is no assurance that we will be able to successfully commercialize our spectrum assets, especially in light of the competitive environment in which we operate and the wide variety of technologies, products and solutions offered by our competitors. Further, in the process of pursuing broadband licenses, we may be required to make significant concessions or contractual commitments, purchase additional spectrum or replacement communication systems or limit the use of our spectrum assets or restrict our pursuit of business opportunities to address the concerns expressed by incumbents and other interested parties.

Some of our competitors, including the Tier 1 carriers, have significantly greater pricing flexibility, have taken steps and may decide to compete against us more aggressively.  These and other competitors have developed or may develop technologies that directly compete with our solutions.  If competitors offer services, technologies and solutions to our targeted customers at prices and terms that make the licensing of our spectrum assets unattractive, our ability to license our spectrum assets could be impaired.  As a result, we may be unable to attract customers at prices or on terms that would be favorable, or at all, which could have an adverse effect on the growth of our revenues.  In addition, we may not be able to fund or invest in certain areas of our business to the same degree as our competitors.  Many have substantially greater product development and marketing budgets and other financial and personnel resources than we do.  Many also have greater name and brand recognition and a larger base of customers than we have.  Competition could increase our selling and marketing expenses and related customer acquisition costs.  We may not have the financial resources, technical expertise or marketing and support capabilities to compete successfully.

If we are unable to attract new customers, our results of operations and our business will be adversely affected.

As of the date of this report, we have not recognized revenues from our targeted critical infrastructure and enterprise customers.  Our targeted customers are large, heavily-regulated enterprises and our business plan requires these customers to commit to long-term leases of our spectrum.  As a result, sales to our targeted customers will require significant time and costly sales efforts.  These factors will also require us to increase the size, resources and costs of our business development, sales and marketing organization.  In addition, numerous other factors, many of which are out of our control, may now or in the future impact our ability to acquire new customers, including not gaining support from governmental bodies that regulate our customers, potential customers’ commitments to other providers, real or perceived costs of licensing our spectrum assets, our failure to expand, retain and motivate our sales and marketing personnel, our failure to develop or expand relationships with our targeted critical infrastructure and enterprise customers, negative media, industry or financial analyst commentary regarding us or our solutions, litigation and deteriorating general economic conditions.  Any of these factors could impact our ability to attract new customers to license our spectrum assets.  As a result of these and other factors, we may be unable to attract enough customers to support our operating costs, which would harm our business.

We have had net losses each year since our inception and may not achieve or maintain profitability in the future.

We have incurred net losses each year since our inception and we expect to continue to incur significant net losses in the future for a number of reasons, including without limitation, the costs to obtain broadband licenses, including the costs to clear the 900 MHz band, the costs to promote and commercialize our spectrum assets to our targeted utility and critical infrastructure customers and the costs associated with the transfer of our TeamConnect and pdvConnect businesses.  Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in significant delays in our business plans, levels of revenue below our current expectations, or losses or expenses that exceed our current expectations.  If our losses or expenses exceed our expectations or our revenue assumptions are not met in future periods, we may never achieve or maintain profitability in the future.

Our ability to use our net operating losses to offset future taxable income, if any, may be subject to certain limitations.

As of March 31, 2020, we had approximately $125.5 million of federal net operating loss (“NOL”) carryforwards, expiring in various amounts from 2020 through 2038,  to offset future taxable income and the remaining $86.6 million of which can be carried forward indefinitely but limited to 80% of future taxable income when used.  In the United States, utilization of the net operating loss carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions due to ownership change limitations that have occurred previously or that could occur in the future.  The NOL carryforwards and certain other tax attributes of ours may also be subject to limitations as a result of ownership changes.  If we were to lose the benefits of these loss carryforwards, our future earnings and cash resources would be materially and adversely affected.  We have incurred net losses since our inception, and we anticipate that we will continue to incur significant losses for the foreseeable future; thus, we do not know whether or when we will generate the U.S. federal taxable income necessary to utilize our NOLs.

The transfer of our TeamConnect and pdvConnect businesses and our related restructuring plans may result in higher costs and lower revenues than expected and cause us not to achieve the expected long-term operational benefits.

In December 2018, our Board approved the transfer of our TeamConnect and pdvConnect businesses to help reduce our operating costs and to allow our management team and company to focus on our FCC initiatives and future broadband opportunities.  Specifically, we entered into: (i) a Customer Acquisition and Resale Agreement with A BEEP on January 2, 2019, (ii) a Customer Acquisition, Resale and Licensing Agreement with Goosetown on January 2, 2019 and (iii) a MOU with the principals of Goosetown on December 31, 2018.  Under the A BEEP and Goosetown Agreements, we agreed to: (i) transfer our TeamConnect customers located in the Atlanta, Chicago, Dallas, Houston and Phoenix metropolitan markets to A BEEP, (ii) transfer our TeamConnect customers located in the Baltimore/Washington DC, Philadelphia and New York metropolitan markets to Goosetown, (iii) provide A BEEP and Goosetown with access to our MotoTRBO Systems and (iv) grant A BEEP and Goosetown the right to resell access to our MotoTRBO Systems pursuant to separate Mobile Virtual Network Operation arrangements for a two-year period.  We also granted Goosetown a license to sell the business applications we developed for our TeamConnect service.

We retained a number of significant obligations under the A BEEP and Goosetown agreements related to the TeamConnect and pdvConnect businesses.  For example, we are obligated to continue operating the TeamConnect networks in the seven launched markets through January 2, 2021.  We are also required to continue to pay the cell tower leases for the TeamConnect networks we deployed for the balance of the lease terms.  We also retained customer billing and collection responsibility for the pdvConnect business.  In addition, if A BEEP, Goosetown or the principals of Goosetown do not comply with their contractual obligations or otherwise fail to adequately provide service to the transferred customers, we may recognize less revenue and incur more costs from these arrangements than anticipated, including potential litigation or damage claims from the transferred customers.  In such case, the transfer of our TeamConnect and pdvConnect businesses and our related restructuring plans may result in higher costs and lower revenues than expected and cause us not to achieve the expected long-term operational benefits.  Further, following the transfer of the pdvConnect and TeamConnect businesses, our prospects and future results are reliant on the success of our efforts to secure broadband licenses and plans to commercialize our spectrum assets.

Our reputation and business may be harmed, and we may be subject to legal claims if there is loss, disclosure, or misappropriation of, or access to, our, or our customers’, information.

We make extensive use of online services and centralized data processing, including through third-party service providers. The secure maintenance and transmission of customer information is an important element of our operations.  Our information technology and other systems, and those of our service providers or contract partners (including A BEEP, Goosetown and TeamConnect LLC), that maintain and transmit customer information, including location or personal information, may be compromised by a malicious third-party penetration of our network security, or that of our third-party service providers or contract partners, or impacted by unauthorized intentional or inadvertent actions or inactions by our employees, or by the employees of our third-party service providers or contract partners.  Cyber-attacks, which include the use of malware, computer viruses and other means of disruption or unauthorized access, have increased in frequency, scope and potential harm in recent years.  While, to date, we have not been subject to cyber-attacks or other cyber incidents which, individually or in the aggregate, have been material to our operations or financial condition, the preventive actions we and our third-party service providers and contract partners take to reduce the risk of cyber incidents and protect information technology resources and networks may be insufficient to repel a major cyber-attack in the future.  As a result, our customers’ information may be lost, disclosed, accessed, used, corrupted, destroyed or taken without the customers’ consent.  Any significant compromise of our data or network security, failure to prevent or mitigate the loss of customer information and delays in detecting any such compromise or loss could disrupt our operations, impact our reputation and subject us to additional costs and liabilities, including litigation, which could produce material and adverse effects on our business and results of operations.

Risks Related to Our Organization and Structure

We may change our operations and business strategies without stockholder consent.

Our executive management team, with oversight from our Board, establishes our operational plans, our commercialization plans and our business strategies.  Our Board and executive management team may make changes to or approve transactions that deviate from our current operations and strategies without a vote of, or prior notice to, our stockholders.  This authority to change our operations, commercialization plans and business strategies could result in us conducting operational matters, making investments, pursuing spectrum opportunities, or implementing business or growth strategies in a manner different than those that we are currently pursuing.  Under any of these circumstances, we may expose ourselves to different and more significant risks, decrease our revenues or increase our expenses and financial requirements, any of which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

We depend on our executive officers and key personnel.

Our success depends to a significant degree upon the contributions of our executive officers and key personnel, who have unique experience and expertise in retuning and clearing spectrum to obtain FCC licenses.  Although we have adopted a severance plan for our executive officers, we do not otherwise have long-term employment agreements with any of our executive officers or key personnel.  There is no guarantee that these individuals will remain employed with us.  In addition, we have not obtained and do not expect to obtain key man life insurance that would provide us with proceeds in the event of the death or disability of any of our executive officers or key personnel.  If any of our executive officers or key personnel were to cease employment with us, our operating results and the implementation of our commercial and business terms could suffer.  Further, the process of attracting and retaining suitable replacements for our executive officers and key personnel would result in transition costs and would divert the attention of other members of our senior management team from our existing operations.  As a result, the loss of services from our executive officers or key personnel or a limitation in their availability could materially and adversely impact our business, prospects and results of operations.  Further, such a loss could be negatively perceived in the capital markets.

We will need to continue to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.

As we pursue broadband licenses and implement our commercialization plans, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources.  Our management may need to divert its attention away from its day-to-day activities and devote a substantial amount of time to managing these growth activities.  We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees.  Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as deploying broadband systems to our targeted utility and critical infrastructure customers.  If our management is unable to effectively manage our growth, our expenses may increase more than expected or budgeted, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our currently anticipated business strategy.  Our future financial performance and our ability to commercialize our spectrum assets and compete effectively will depend, in part, on our ability to effectively manage any future growth.  Failure to manage this growth could disrupt our business operations and negatively impact our ability to achieve success.

If we fail to implement and maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud.  As a result, our stockholders could lose confidence in our financial results, which would materially and adversely affect our value and our ability to raise any required capital in the future.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud.  We discovered in the past and may discover in the future areas of our internal controls that need improvement or additional documentation.  For example, in connection with preparing our financial statements for the quarter ended June 30, 2018, we determined that we incorrectly interpreted the effective date of a change in the accounting treatment of our net operating losses (“NOLs”) in accordance with the new tax law provisions in the Tax Cuts and Jobs Act of 2017.  This error was the result of an inadequate design of controls pertaining to our review and analysis of changing tax legislation, which represented a material weakness in our internal control over financial reporting and disclosure controls.  As a result, we filed restated financial statements for the quarterly period ended December 31, 2017 and for the year ended March 31, 2018.  In addition, in preparing our Annual Report on Form 10-K for the year ended March 31, 2019, we determined that we had improper segregation of duties and other design gaps caused by user access deficiencies within the design of our information technology controls that support our financial reporting processes, and that this deficiency represented a material weakness in our internal control over financial reporting.  As of March 31, 2020, we had remediated both of these material weaknesses.  We cannot be certain that we will be successful in implementing or maintaining effective internal controls for all financial periods.  As we grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective.  The existence of any material weakness or significant deficiency in the future may require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner.  In addition, the existence of any material weakness in our internal controls could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect our value and our ability to raise any required capital in the future.

Changes in accounting rules, assumptions and/or judgments could materially and adversely affect us.

Accounting rules and interpretations for certain aspects of our operations are highly complex and involve significant assumptions and judgments.  Our reported financial statements have been and will continue to be based on our assumptions and judgments, and any changes in these assumptions or judgments could have a material impact on our results of operations and the other information contained in our financial statements.  The complexities of these assumptions and judgments could also lead to a delay in the preparation and dissemination of our financial statements or could subject our financial statements to restatement if our independent auditors, the Securities and Exchange Commission (“SEC”) or we determine such assumptions or judgments must be changed.  Furthermore, changes in accounting rules and interpretations could significantly impact our financial statements.  In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements.  Any of these circumstances could have a material adverse effect on our reported financial condition and results of operations.

We have a concentration of risk related to the pdvConnect accounts receivable from a third-party carrier and failure to fully collect outstanding balances from this carrier may adversely affect our results of operations.

We historically offered pdvConnect to customers indirectly through two domestic Tier 1 carriers.  As of March 31, 2020, we had accounts receivable balances owed to us by one domestic Tier 1 carrier representing approximately 39% of our accounts receivable balances.  We maintain an allowance for doubtful accounts based on the credit risk, historical trends and other information, as well as for any specific instances we become aware of that may preclude us from reasonably assuring collection on outstanding balances.  Determining the allowance for doubtful accounts is judgmental in nature and often involves the use of significant estimates.  A determination that requires a change in our estimates for the accounts receivable from this carrier, or a failure by this carrier to pay a significant portion of its outstanding accounts receivable balances, could have a negative impact on our results of operations and financial condition.

Risks Related to Our Common Stock

We have a limited trading history and there is no assurance that a robust market in our common stock will develop or be sustained.

Since our common stock began trading on the Nasdaq Stock Market in 2015, we have had limited daily trading volume.  We cannot assure you that a more active or liquid trading market for our common stock will develop, or will be sustained if it does develop, either of which could materially and adversely affect the market price of our common stock, our ability to raise capital in the future and the ability of stockholders to sell their shares at the volume, prices and times desired.  In addition, the risks and uncertainties related to our ability to obtain broadband licenses and our proposed business strategies makes it difficult to evaluate our business, our prospects and the valuation of our Company, which limits the liquidity and volume of our common stock and may have a material adverse effect on the market price of our common stock.

Our common stock prices may be volatile, which could cause the value of our common stock to decline.

The market price of our common stock may be highly volatile and subject to wide fluctuations.  Some of the factors that could negatively affect or result in fluctuations in the market price of our common stock include:

•	the timing and costs of securing broadband licenses;
•	our ability to enter into contracts with our targeted critical infrastructure and enterprise customers on favorable terms, or at all;
•	market reaction to any changes in our business plans or strategies;
•	any unexpected costs or liabilities associated with the transfer of the TeamConnect and pdvConnect businesses;
•	additions or departures of any of our executive officers or key personnel;
•	actions by our stockholders;
•	speculation in the press or investment community;
•	general market, economic and political conditions, including an economic slowdown or dislocation in the global credit markets;
•	our operating performance and the performance of other similar companies;

•	changes in accounting principles, judgments or assumptions; and
•	passage of legislation or other regulatory developments that adversely affect us or our industry.

Concentration of ownership will limit your ability to influence corporate matters.

Based on our review of publicly available filings as of May 15, 2020, funds affiliated with Owl Creek Asset Management (“Owl Creek”) beneficially owned approximately 30.5% and the other holders of our common stock who have made filings with the SEC beneficially own, in the aggregate, a total of approximately 26% of our outstanding shares of common stock, and together with Owl Creek, approximately 56.5% of our outstanding shares of common stock.  Specifically, based on publicly available filings as of May 15, 2020: funds affiliated with Pacific Investment Company owned approximately 7.9% of our outstanding common stock; funds affiliated with Lomas Capital Management LLC owned approximately 7.8% of our outstanding common stock; funds affiliated with American Financial Group Inc. owned approximately 5.2% of our outstanding common stock and funds affiliated with TPG Group Holdings (SBS) Advisors, Inc. owned approximately 5.1% of our outstanding common stock.  Although we are not aware of any voting arrangements between these stockholders, our significant stockholders can determine (if acting together) or significantly influence (if acting as a group of two or more): (i) the outcome of any corporate actions submitted by our Board for approval by our stockholders and (ii) any proposals or director nominees submitted by a stockholder.  Further, they could place significant pressure on our Board to pursue corporate actions, director candidates and business opportunities they identify.  For example, we are engaged in cooperative discussions with Owl Creek regarding Owl Creek’s interest in nominating an individual to our Board.  In addition, in its Schedule 13D/A filed with the SEC on May 5, 2020, Owl Creek reported that it expects to continue to engage in cooperative discussions with our management and Board concerning ways to work together to achieve our strategic objectives.  Owl Creek and our other significant stockholders could effectively block a proposed sale of the company, even if recommended by our Board.  Alternatively, these stockholders could place pressure on our Board to pursue a sale of the company or its assets.  As a result of this concentration of ownership, our other stockholders may have no effective voice in our corporate actions or the operations of our business, which may adversely affect the market price of our common stock.

We are a “smaller reporting company” and may elect to comply with reduced public company reporting requirements applicable to smaller reporting companies, which could make our common stock less attractive to investors.

We are a “smaller reporting company” (as defined under Section 12-b2 of the Exchange Act) meaning that we are not an investment company, an asset-backed issuer or a majority-owned subsidiary of a parent company and had either (i) a public float of less than $250 million as of the last business day of the most recently completed second fiscal quarter or (ii) if the public float was less than $700 million, had annual revenues of less than $100 million during the most recently completed fiscal year.  Smaller reporting companies are permitted to provide simplified executive compensation disclosure in their filings; certain smaller reporting company are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act (“Sarbanes-Oxley Act”) requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal controls over financial reporting; and they have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports.  For as long as we continue to be a smaller reporting company, we expect that we will take advantage of the reduced disclosure obligations available to us as a result of those respective classifications.  Decreased disclosure in our SEC filings as a result of our having availed ourselves of scaled disclosure may make it harder for investors to analyze our results of operations and financial prospects.  If investors find our common stock less attractive as a result of any choices to reduce future disclosure we may make, there may be a less active trading market for our common stock and our stock price may be more volatile.

If securities or industry analysts cease publishing, research or reports, or publish unfavorable research or reports, about us, our business, our market or our prospects, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock will be influenced, in part, by the research and reports that industry or financial research analysts publish about us, our business, our market or our prospects.  We do not have any control over these analysts. If securities or industry analysts who provide coverage, or who initiate coverage in the future, downgrade our stock or publish inaccurate or unfavorable research about our business, our market or our prospects, our stock price will likely decline.  If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and any trading volume to decline.

We do not intend to pay dividends on our common stock for the foreseeable future.

We currently intend to retain our existing cash and our future earnings, if any, to finance the development and expansion of our business, securing broadband licenses and pursuing our commercialization of broadband licenses.  Therefore, we do not intend to pay cash dividends on our common stock for the foreseeable future.  Any future determination to pay dividends will be at the discretion of our Board and will depend on our financial condition, results of operations, capital requirements, restrictions contained in any financing instruments and such other factors as our Board deems relevant in its discretion.  Accordingly, you may need to sell your shares of our common stock to realize a return on your investment, and you may not be able to sell your shares at or above the price you paid for them.

Future sales of our common stock, or preferred stock, or of other securities convertible into our common stock or preferred stock, could cause the market value of our common stock to decline and could result in dilution of your shares.

Our Board is authorized, without stockholder approval, to permit us to issue additional shares of common stock or to raise capital through the creation and issuance of preferred stock, other debt securities convertible into common stock or preferred stock, options, warrants and other rights, on terms and for consideration as our Board in its sole discretion may determine.  In April 2020, we filed a shelf registration statement (the “Shelf Registration Statement”) on Form S-3 with the SEC that was declared effective by the SEC on April 20, 2020, which permits us to offer up to $150 million of common stock, preferred stock and warrants in one or more offerings and in any combination, including in units from time to time.  In April 2020, we entered into an Amended and Restated Controlled Equity OfferingSM Sales Agreement and an Amended and Restated Sales Agreement (collectively, the “Sales Agreements”) with Cantor Fitzgerald & Co. and B. Riley FBR, Inc., respectively (collectively, the “Agents”), and registered the sale of up to an aggregate of $50,000,000 in shares of our common stock in at-the-market sales transactions pursuant to the Sales Agreements under the Shelf Registration Statement.  Our Sales Agreement is intended to provide us with additional flexibility to access the capital markets by selling registered shares under the Shelf Registration Statement.  In addition, we have filed registration statements on Form S-8 to register the total number of shares of our common stock that may be issued under our 2014 Stock Plan, including the equity awards issued to our executive officers and directors.  As of May 15, 2020, there are outstanding options to purchase 1,849,913 shares of our common stock and restricted stock unit agreements for 606,810 shares of our common stock and 1,053,832 shares remaining available for issuance under our 2014 Stock Plan, all of which are registered for sale on currently effective Forms S-8.

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

Certain provisions of our amended and restated certificate of incorporation, as amended (the “amended and restated certificate of incorporation”) and amended and restated bylaws, as amended (the “amended and restated bylaws”), could discourage, delay, or prevent a merger, acquisition, or other change of control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares.  These provisions also could limit the price that investors might be willing to pay in the future for our common stock, thereby depressing the market price of our common stock.  These provisions, among other things:

•	allow the authorized number of directors to be changed only by resolution of our Board;
•

authorize our Board to issue, without stockholder approval, preferred stock, the rights of which will be determined at the discretion of the Board and that, if issued, could operate as a “poison pill” to dilute the stock ownership of a potential hostile acquirer to prevent an acquisition that our Board does not approve;

•	establish advance notice requirements for stockholder nominations to our Board or for stockholder proposals that can be acted on at stockholder meetings; and
•	limit who may call a stockholders meeting.

In addition, we are subject to Section 203 of the Delaware General Corporation Law (the “DGCL”).  In general, Section 203 of the DGCL prevents an “interested stockholder” (as defined in the DGCL) from engaging in a “business combination” (as defined in the DGCL) with us for three years following the date that person becomes an interested stockholder unless one or more of the following occurs:

•	Before that person became an interested stockholder, our Board approved the transaction in which the interested stockholder became an interested stockholder or approved the business combination;
•

Upon consummation of the transaction that resulted in the interested stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of our voting stock outstanding at the time the transaction commenced, excluding for purposes of determining the voting stock outstanding (but not the outstanding voting stock owned by the interested stockholder) stock held by directors who are also officers of our Company and by employee stock plans that do not provide employees with the right to determine confidentially whether shares held under the plan will be tendered in a tender or exchange offer; or

•

Following the transaction in which that person became an interested stockholder, the business combination is approved by our Board and authorized at a meeting of stockholders by the affirmative vote of the holders of at least 66 2/3% of our outstanding voting stock not owned by the interested stockholder.

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

Our amended and restated certificate of incorporation and amended and restated bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law.  In addition, as permitted by Section 145 of the DGCL, our amended and restated bylaws and our indemnification agreements that we have entered into with our directors and officers provide that:

•

we will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law.  Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;

•	we may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;
•

we are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;

•

we will not be obligated pursuant to our amended and restated bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our Board or brought to enforce a right to indemnification;

•

the rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons; and

•	we may not retroactively amend our bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.

As a result, claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We maintain offices in Woodland Park, New Jersey, and McLean, Virginia.  The lease for our corporate headquarters at 3 Garret Mountain Plaza, Suite 401, Woodland Park, New Jersey, which was renewed in February 2017 for an additional 10 years, is for 19,276 square feet of office space.  We have the right of first offer for adjacent space if it becomes available.  In February 2019, we entered into a lease agreement for our second office space located at 8260 Greensboro Drive, Suite 501, McLean, Virginia for 5.5 years which commenced on April 15, 2019.  The leased office facility includes approximately 5,365 square feet.

We do not own any real property.

ITEM 3.  LEGAL PROCEEDINGS AND OTHER MATTERS

We are not involved in any material legal proceedings or other legal matters at this time.  However, from time to time, we may be involved in litigation that arises from the ordinary operations of business, such as contractual or employment disputes or other general actions.  See Notes 10 and 14 of the Notes to the Consolidated Financial Statements contained within this Annual Report for a further discussion of potential commitments and contingencies related to legal proceedings.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On February 3, 2015, shares of our common stock became listed for trading on the Nasdaq Capital Market under the symbol “PDVW.” Effective June 17, 2019, we changed our ticker symbol on the Nasdaq Capital Market  to “ATEX” and subsequently changed our name to Anterix Inc.

As of May 15, 2020, we had 138 record holders of our common stock. The number of beneficial owners of our common stock is greater than the number of record holders because a portion of our common stock is held of record through brokerage firms in “street name.”

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

Securities Authorized for Issuance under Equity Compensation Plans

We award stock option and restricted stock units to our employees meeting certain eligibility requirements under plans approved by our stockholders in 2010 and 2014, referred to as the “2010 Stock Plan” and “2014 Stock Plan”, respectively.  The following table summarizes information about our equity compensation plans as of March 31, 2020:

	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options (1)	Weighted-Average Exercise Price of Outstanding Stock Options (1)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	1,889,663	$24.58	1,187,260	(2)
Equity compensation plans not approved by security holders	—	—	—
(1)	Does not take into account outstanding restricted stock units.
(2)

Pursuant to the terms of the 2014 Stock Plan, the number of shares of our common stock authorized under the 2014 Stock Plan automatically increases annually on each January 1 and through January 1, 2024 by an amount equal to the smaller of 5% of the number of shares of our common stock issued and outstanding on the immediately preceding December 31 or a lesser amount determined by our Board.  Effective January 1, 2020, the number of shares of our common stock reserved for issuance under the 2014 stock plan increased by 342,762 shares as approved by our Board, which is the amount equal to 2% of the number of shares of our common stock issued and outstanding on December 31, 2019.

Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any equity securities not registered under the Securities Act during the fiscal year ended March 31, 2020.

On May 18, 2015, we completed a public offering of our common stock in which we raised net proceeds of approximately $64.8 million.  We registered the shares of common stock issued in the offering on a Registration Statement on Form S-1 (File No. 333-203681), which the SEC declared effective on May 12, 2015.  Through March 31, 2020, we have used approximately $59.0 million of the net proceeds from this offering.  We did not complete any transaction in which we paid any of these proceeds, directly or indirectly, to our directors or officers, to any person owning 10% or more of any class of our equity securities, to any associate of any of the foregoing, or to any of our affiliates.  There has been no material change in the expected uses of the net proceeds from the offering as described in our Registration Statement.

Issuer Purchases of Equity Securities

We did not repurchase any equity securities during the fiscal year ended March 31, 2020.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and the related notes. This management’s discussion and analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause our actual results or events to differ materially from those expressed or implied by the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this Annual Report.  Except as required by applicable law we do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report.

This management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenues and expenses during the reporting periods.  On an ongoing basis, we evaluate such estimates and judgments, including those described in greater detail below.  We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Our actual results may differ from these estimates under different assumptions or conditions.

Overview

Anterix Inc., formerly known as pdvWireless, Inc. (“Anterix,” “we,” “us,” “our” and the “Company”), is a wireless communications company focused on commercializing our spectrum assets to enable our targeted utility and critical infrastructure customers to deploy private broadband networks, technologies and solutions.  We are the largest holder of licensed spectrum in the 900 MHz band (896-901/935-940 MHz) with nationwide coverage throughout the contiguous United States, Hawaii, Alaska and Puerto Rico. On May 13, 2020, the Federal Communications Commission (“FCC”) approved a Report and Order (the “Report and Order”) to modernize and realign the 900 MHz band to increase its usability and capacity by allowing it to be utilized for the deployment of broadband networks, technologies and solutions.  We are now engaged in qualifying for and securing broadband licenses from the FCC, with a focus on pursuing licenses in those counties in which we believe we have near-term commercial opportunities.  At the same time, our sales and marketing organization is pursuing opportunities to lease the broadband licenses we secure to our targeted utility and critical infrastructure customers.

Securing Broadband Licenses

On May 13, 2020, the FCC approved a Report and Order to modernize and realign the 900 MHz band to increase its usability and capacity by allowing it to be utilized for the deployment of broadband networks, technologies and solutions.  In the Report and Order, the FCC reconfigured the 900 MHz band to create a 6 MHz broadband segment (240 channels) and two narrowband segments, consisting of a 3 MHz narrowband segment (120 channels) and a 1 MHz narrowband segment (39 channels).

The Role of the County.  Under the Report and Order, the FCC established the “county” as the base unit of measure in determining whether a broadband applicant is eligible to secure a broadband license.  There are 3,223 counties in the United States, including Puerto Rico.

Broadband License Eligibility Requirements.  The Report and Order establishes three eligibility requirements to obtain broadband licenses in a county, which we refer to herein as (i) the “50% Licensed Spectrum Test,” (ii) the “90% Broadband Segment Test” and (iii) the “240 Channel Requirement.”

1.50% Licensed Spectrum Test.    To be eligible for a broadband license in a particular county, we must demonstrate that we hold more than 50% of the outstanding licensed channels in the county.  Because the 50% Licensed Spectrum Test is based on licensed channels, any channels that are not licensed by the FCC are not included in the denominator when determining whether we have satisfied this test. The FCC has licensed less than the maximum number of 399 channels in all but the most populous counties.  As of the date of this filing, we satisfy the 50% Licensed Spectrum Test in more than 3,100 counties of the 3,223 counties in the United States and its territories.

2.90% Broadband Segment Test.  The second test, the 90% Broadband Segment Test, addresses the balance between a voluntary market process to clear any Covered Incumbent (i.e., holders of licenses in the broadband segment) and the mandatory relocation process established by the FCC in the Report and Order (which applies to all Covered Incumbents, except for those Covered Incumbents operating “Complex Systems” as described below).  This test requires we hold or have agreements with Covered Incumbents for 90% of the licensed channels in the broadband segment in a particular county and within 70 miles of the county’s boundaries.  The broadband segment in the 900 MHz band has a total of 240 channels.  The 90% Broadband Segment Test is calculated using outstanding licensed channels, which means that if the FCC has licensed all 240 channels, we will be required to have control of or agreements covering 216 channels within the broadband segment.  In many counties in the United States, the FCC has licensed fewer than 240 channels in the broadband segment and these unlicensed channels are not included in the denominator when determining whether we have satisfied this 90% Broadband Segment Test.

Before filing for a broadband license, we must satisfy the 90% Broadband Segment Test by utilizing our channel holdings and negotiating with Covered Incumbents on a purely voluntary basis for any additional channels we require to satisfy this test.  Only after we satisfy the 90% Broadband Segment Test will the FCC issue a broadband license to us and commence the “Mandatory Retuning” period.  During this period, any Covered Incumbents that remain in the broadband segment (other than Complex Systems) are required to negotiate with us in good faith to sell its channels or otherwise clear the broadband segment, subject to intervention by the FCC if the parties cannot reach an agreement.

3.240 Channel Requirement.    The Report and Order requires the broadband applicant to surrender 6 MHz of broadband or narrowband spectrum (or 240 channels) in the applicable county to the FCC in exchange for a broadband license.  If we do not have sufficient channels in the county to return 240 channels to the FCC, we can elect to make an “Anti-Windfall Payment” to the U.S. Treasury to effectively purchase unlicensed channels in the FCC’s inventory.  The Anti-Windfall Payment for these channels will be based on prices paid in the applicable county in the 600 MHz auction conducted by the FCC.

Treatment of Complex Systems.  The Report and Order exempts “Complex Systems” from the mandatory retuning process—even if we meet the 90% Broadband Segment Test.  The FCC defines a Complex System as a radio system that has at least 45 integrated sites.  The FCC exempted Complex Systems from the mandatory retuning requirements because retuning these systems would potentially be more disruptive to the operators than retuning the smaller systems operated by other incumbents.  Of the small number of systems that qualify for this 45-site exemption, based on our calculation, all but one system belongs to utilities that we have identified as our target customers.

The Association of American Railroads.  The nation’s railroads, particularly the major freight lines, operate on six narrowband 900 MHz channels licensed to their trade association, the Association of American Railroads (“AAR”).  Three of these narrowband channels are located in the 900 MHz broadband segment created by the FCC.  The Report and Order seems to acknowledge an agreement between the parties by which AAR’s channels will be exchanged for a nationwide 10-channel license contributed by Anterix.  We worked extensively with the AAR and the railroads throughout the 900 MHz proceeding and expect them to work cooperatively with us to clear their three channels in the broadband segment as they become needed for broadband deployment.

Costs of Securing Broadband Licenses

As a broadband applicant, we can satisfy the three eligibility tests discussed above by including our existing licensed channels and by acquiring or retuning additional channels when necessary through (i) spectrum purchases, (ii) spectrum relocations and/or (iii) Anti-Windfall Payments, or any combination thereof.

1.Channel Acquisition.  In 2015, we began acquiring targeted additional channels in various markets in anticipation of the Report and Order.  We will continue to employ spectrum acquisition as a tool for those situations where a Covered Incumbent desires to exit the 900 MHz band.  We may selectively acquire channels outside the 900 MHz broadband segment and use them to swap for channels within the broadband segment.  For purposes of broadband license eligibility, any potential acquisitions we negotiate will be included as part of our broadband application, but the acquisition does not need to be consummated at the time we submit our license application.

2.Retuning Costs.  Retuning is the exercise of exchanging, also referred to as swapping, broadband segment channels held by Covered Incumbents and moving them to channels outside of the 900 MHz broadband segment.  A retune or swap adds to the number of channels we hold for computational purposes in the 90% Broadband Segment Test.  We began retuning or swapping channels with Covered Incumbents in 2015 in anticipation of the Report and Order.  We have continued retuning channels with Covered Incumbents since that time.

3.Anti-Windfall Payments.  To obtain a 6 MHz broadband license, we must surrender up to 240 licensed channels in the county.  As this band has been underutilized historically, most counties in the United States do not have 240 channels licensed.  To make up the difference, we may need to obtain channels from the FCC’s spectrum inventory and to effectively pay for those channels by making an Anti-Windfall Payment.   As noted above, the FCC will use a reference per channel price based on the average price paid in the FCC’s 600 MHz auction in a given county.

Importantly, the markets where the FCC has channels in inventory and where we may need to make Anti-Windfall Payments to effectively return 240 channels to the FCC are generally in smaller urban, suburban and rural markets.  Our spectrum position is greatest in the largest, most populated and therefore most expensive markets, with a few exceptions.  Although we will need to make Anti-Windfall Payments to secure broadband licenses in some counties, the cost for the channels, on average, will be lower than the nationwide average amount paid in the FCC’s 600 MHz auction.

When combining our estimated clearing and spectrum acquisition costs with our anticipated Anti-Windfall Payments to the U.S. Treasury, we anticipate the combined total costs of securing broadband licenses from the FCC will to range from $130 to $160 million, the significant majority of which we intend to spend by the end of fiscal year 2024.  We will deploy this capital at our determined pace based on several key ongoing factors, including customer demand, market opportunity and offsetting income from spectrum leases.

Historical Spectrum Initiatives

We acquired our 900 MHz spectrum and certain related equipment from Sprint in September 2014 for $100 million.  While the spectrum we initially purchased can support narrowband and wideband wireless services, the most significant business opportunities we identified requires contiguous spectrum that allows for greater bandwidth than allowed by the current configuration of our spectrum.  As a result, since purchasing our 900 MHz spectrum in 2014, we pursued initiatives at the FCC seeking to modernize and realign a portion of the 900 MHz band to increase its usability and capacity by allowing it to accommodate the deployment of broadband networks, technologies and solutions.  Specifically, in November 2014, we and the Enterprise Wireless Alliance (“EWA”) submitted a Joint Petition for Rulemaking to the FCC to propose a realignment of a portion of the 900 MHz band to create a 6 MHz broadband authorization, while retaining 4 MHz for continued narrowband operations.  Comments on the proposed rules were filed in June 2015 and reply comments in July 2015.

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

On March 14, 2019, the FCC unanimously adopted a Notice of Proposed Rulemaking (the “NPRM”) that endorsed the Company’s objective of creating a broadband opportunity in the 900 MHz band for critical infrastructure and other enterprise users.  In the NPRM, the FCC requested comments from interested parties, including us, on a number of important topics that would impact the timing and costs of obtaining a broadband license.  The Company filed comments to the NPRM in June 2019 and reply comments in July 2019.

On May 13, 2020, the FCC approved a Report and Order to modernize and realign the 900 MHz band to increase its usability and capacity by allowing it to be utilized for the deployment of broadband networks, technologies and solutions.

Historical Business Operations

Historically, we generated revenue principally from our pdvConnect and TeamConnect businesses.  We historically marketed pdvConnect, a mobile communication and workforce management solution, primarily through two Tier 1 carriers in the United States.  In Fiscal 2016, we began offering a commercial push-to-talk (“PTT”) service, which we marketed as TeamConnect, in seven major metropolitan areas throughout the United States, including Atlanta, Baltimore/Washington, Chicago, Dallas, Houston, New York and Philadelphia.  We primarily offered the TeamConnect service to customers indirectly through third-party sales representatives who were primarily selected from Motorola’s nationwide dealer network.

In June 2018, we announced our plan to restructure our operations to align and focus our business priorities on our spectrum initiatives.  Consistent with this restructuring plan, we transferred our TeamConnect business and support obligations for our pdvConnect business in December 2018.  Specifically, we entered into: (i) a Customer Acquisition and Resale Agreement with A BEEP LLC (“A BEEP”) on January 2, 2019, (ii) a Customer Acquisition, Resale and Licensing Agreement with Goosetown Enterprises, Inc. (“Goosetown”) on January 2, 2019 and (iii) a memorandum of understanding (“MOU”) with the principals of Goosetown on December 31, 2018.  Under the A BEEP and Goosetown Agreements, we agreed to: (i) transfer our TeamConnect customers located in the Atlanta, Chicago, Dallas, Houston and Phoenix metropolitan markets to A BEEP, (ii) transfer our TeamConnect customers located in the Baltimore/Washington DC, Philadelphia and New York metropolitan markets to Goosetown, (iii) provide A BEEP and Goosetown with access to our TeamConnect Metro and Campus Systems (the “MotoTRBO Systems”) and (iv) grant A BEEP and Goosetown the right to resell access to our MotoTRBO Systems pursuant to separate Mobile Virtual Network Operation arrangements for a two-year period.  We also granted Goosetown a license to sell the business applications we developed for our TeamConnect service.

We retained a number of significant obligations under our A BEEP and Goosetown agreements related to the TeamConnect and pdvConnect businesses.  To help ensure the transitioning of the TeamConnect customers, we continued to provide customer care, billing and collection services through April 1, 2019.  We are required to pay all site lease, backhaul and utility costs required to operate the MotoTRBO Systems for a two (2)-year period ending on January 2, 2021.  By the end of this two-year period, A BEEP and Goosetown are required to migrate their respective customers off of the MotoTRBO Systems.  We are required to continue to pay the cell tower leases for the TeamConnect networks we deployed for the balance of the lease terms.  We also retained customer billing and collection responsibility for the pdvConnect business.

Under the terms of the MOU, we assigned the intellectual property rights to our TeamConnect and pdvConnect related applications to TeamConnect LLC (the “LLC”), a new entity formed by the principals of Goosetown, in exchange for a 19.5% ownership interest in the LLC, effective April 30, 2019.  The Goosetown Principals have agreed to fund the future operations of the LLC, subject to certain limitations. The LLC assumed our software support and maintenance obligations under the A BEEP and Goosetown Agreements.  The LLC also assumed customer care services related to the pdvConnect service.  We provided transition services to the LLC through April 1, 2019.  We are also obligated to pay the LLC a monthly service fee for a 24-month period ending on January 7, 2021 for its assumption of our support obligations under the A BEEP and Goosetown Agreements.  We are obligated to pay the LLC a certain portion of the billed revenue we received from pdvConnect customers for a 48-month period.

As of September 30, 2019, we transferred network, computer and other equipment with a net book value of $72,000, and recorded an investment in the LLC amounting to $14,000 and loss on disposal of assets amounting to $58,000 relating to the transfer of the assets as of such date.  As of December 31, 2019, we also completed the transfer of our intellectual property rights with a net book value of $174,000 to the LLC and recorded an investment in the LLC amounting to $34,000 and loss on disposal of capitalized patent costs amounting to $140,000 relating to the transfer of the intellectual property.  For the years ended March 31, 2020 and 2019, we incurred $942,000 and $331,000 of expenses under the MOU, respectively.

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

We believe that the areas described below are the most critical to aid in fully understanding and evaluating our reported financial results, as they require management’s significant judgments in the application of accounting policy or in making estimates and assumptions that are inherently uncertain and that may change in subsequent periods.  Our significant accounting policies are set forth in Note 2 to our consolidated financial statements.  Of those policies, we believe that the policies discussed below may involve a higher degree of judgment and may be more critical to an accurate reflection of our financial condition and results of operations.

Leases.  Leases in which we are the lessee are comprised of corporate office space and tower space.  Substantially all our leases are classified as operating leases.  We are obligated under certain lease agreements for office space with lease terms expiring on various dates from October 31, 2024 through June 30, 2027, which includes lease extensions ranging from three to ten-years for our corporate headquarters. We entered into multiple lease agreements for tower space related to our spectrum holdings.

In accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Update (“ASU”), 2016-02  Leases (“ASC 842”) which we adopted on April 1, 2020,  we recognized right of use (“ROU”) assets and corresponding lease liabilities on our Consolidated Balance Sheet for our operating lease agreements. We elected the package of practical expedients for its long-term operating leases, which permits us not to reassess under the new standard the prior conclusions about lease identification, lease classification and initial direct costs.  See Note 10 – Leases for further discussion, including the impact on the consolidated financial statements and required disclosures.

Revenue Recognition.  We recognize revenue when a contract with a customer exists and control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services and the identified performance obligation has been satisfied.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASC 606”).  A contract’s transaction price is allocated to each distinct performance obligation and is recognized as revenue when, or as, the performance obligation is satisfied, which typically occurs when the services are rendered.  Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Our contracts with customers may include multiple performance obligations.  For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price.  We generally determine standalone selling prices based on the prices charged to customers under contracts involving only the relevant performance obligation.  Judgment may be used to determine the standalone selling prices for items that are not sold separately, including services provided at no additional charge.  Most of our performance obligations are satisfied over time as services are provided.

We recognize an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year.  We determined that certain sales commissions meet the requirements to be capitalized and were recorded as an asset upon our adoption of ASC 606.

Stock compensation.  For purposes of calculating stock-based compensation, we estimate the fair value of stock options using a Black-Scholes option-pricing model.  The determination of the fair value of option-based compensation utilizing the Black-Scholes model is affected by a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends.  The expected term and volatility are based on the historical volatility of our common stock along with comparable public companies within our industry since we have a short history regarding these variables.  The risk-free interest rate assumption is based on the U.S. Treasury yield curve in effect at the time of the grant for periods corresponding with the expected life of the options.  The dividend yield assumption is zero since we have never paid and do not anticipate paying any cash dividends in the foreseeable future.  In addition, we will continue to estimate the number of equity awards that are expected to vest based on historical forfeiture rates.

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

Property and equipment.  Property and equipment are stated at cost.  Depreciation is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the applicable lease term.  The carrying amount at the balance sheet date of long-lived assets under construction in process includes construction costs to date on capital projects that have not been completed, assets being constructed that are not ready to be placed in service and assets that are not currently in service.  Depreciation commences when the assets are placed in service.  Depreciation rates for assets are updated periodically to account for changes, if any, in the estimated useful lives of the assets, lease terms, management’s strategic objectives, estimated residual values or obsolescence.  Changes in estimates will result in adjustments to depreciation expense prospectively.

Accounting for Asset Retirement Obligations.  An asset retirement obligation is evaluated and recorded as appropriate on assets for which we have a legal obligation to retire.  We record a liability for an asset retirement obligation and the associated asset retirement cost at the time the underlying asset is acquired and put into service.  Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation, if any.  Over time, the liability is accreted to its present value and the capitalized cost is depreciated over the estimated useful life of the asset.

We enter into long-term leasing arrangements primarily for tower site locations.  We construct assets at these locations and, in accordance with the terms of many of these agreements, we are obligated to restore the premises to their original condition at the conclusion of the agreements, generally at the demand of the other party to these agreements.  We recognize the fair value of a liability for an asset retirement obligation and capitalize that cost as part of the cost basis of the related asset, depreciating it over the useful life of the related asset.    Upon settlement of the obligation, any difference between the cost to retire the asset and the recorded liability is recognized in the Consolidated Statement of Operations.

Intangible Assets.  Intangible assets are wireless licenses that will be used to provide us with the exclusive right to utilize designated radio frequency spectrum to provide wireless communication services.  While licenses are issued for only a fixed time, generally ten to fifteen years, such licenses are subject to renewal by the FCC.  License renewals have occurred routinely and at nominal cost in the past.  There are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of our wireless licenses.  As a result, we have determined that the wireless licenses should be treated as an indefinite-lived intangible asset.  We will evaluate the useful life determination for our wireless licenses each year to determine whether events and circumstances continue to support our treatment as an indefinite useful life asset.

The licenses are tested for impairment on an aggregate basis, as we will be utilizing the wireless licenses on an integrated basis as a part of developing broadband.  For the year ended March 31, 2020, (“Fiscal 2020”), we performed a step zero qualitative approach to test indefinite-lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing.  For the year ended March 31, 2019, (“Fiscal 2019”), we performed a step one quantitative impairment test to determine if the fair value is greater than carrying value.  Estimated fair value is determined using a market-based approach.

Long-Lived Assets and Right of Use Assets Impairment.  We evaluate long-lived assets, including right of use assets, other than intangible assets with indefinite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable.  Asset groups are determined at the lowest level for which identifiable cash flows are largely independent of cash flows of other groups of assets and liabilities.  When the carrying amount of a long-lived asset group is not recoverable and exceeds its fair value, an impairment loss is recognized equal to the excess of the asset group’s carrying value over the estimated fair value.  In Fiscal 2020, we recorded a $46,000 non-cash impairment charge for long-lived assets consisting of $35,000 for property and equipment and $11,000 for a right of use asset to reduce the carrying values to zero.  For Fiscal 2019, we recorded a $0.7 million non-cash charge for long-lived asset impairment of its radio assets to reduce the carrying value to the estimated recoverable amount.

Equity Method Investment.    Our 19.5% investment in the LLC for which we are not the primary beneficiary and does not influence or control the activities that most significantly impact the LLC’s economic performance, are not consolidated and are accounted for under the equity method of accounting.  Under the equity method of accounting, the LLC’s accounts are not reflected within our consolidated balance sheets and statements of operations.  Our share of the earnings of the LLC is reported as income (loss) on equity method investment in the consolidated statements of operations.  Our carrying value in an equity method investment is reported as equity method investment on the consolidated balance sheets.

If our carrying value in an equity method is reduced to zero, no further losses are recorded in the consolidated financial statements unless we guarantee obligations of the LLC or commit additional funding.  When the LLC subsequently reports income, we will not record its share of such income until it equals the amount of its share of losses not previously recognized.

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

Accounting for uncertainty in income taxes.  We recognize the effect of tax positions only when they are more likely than not to be sustained.  Our management has determined that we had no uncertain tax positions that would require financial statement recognition or disclosure.  We are no longer subject to U.S. federal, state or local income tax examinations for periods prior to 2017.

Results of Operations

Comparison of the years ended March 31, 2020 and March 31, 2019

The following table sets forth our results of operations for the fiscal years ended March 31, 2020 (“Fiscal 2020”) and March 31, 2019 (“Fiscal 2019”).  The period to period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

Operating revenues

	For the year ended March 31,		Aggregate Change
(in thousands)	2020	2019	2020 from 2019
Service revenue	$835	$4,774	$(3,939)	-83%
Spectrum lease revenue	729	729	—	0%
Other revenue	—	996	(996)	-100%
Total operating revenues	$1,564	$6,499	$(4,935)	-76%

Overall operating revenues decreased by $4.9 million, or 76% to $1.6 million in Fiscal 2020 from $6.5 million in Fiscal 2019.  The decrease in our operating revenues were attributable to the transfer of our TeamConnect customers to A BEEP and Goosetown as part of our December 2018 restructuring efforts as discussed in Note 3 below, as well as the loss of customers in our pdvConnect business.

Operating expenses

	For the year ended March 31,		Aggregate Change
(in thousands)	2020	2019	2020 from 2019

Direct cost of revenue (exclusive of depreciation and amortization)	$2,833	$4,652	$(1,819)	-39%
General and administrative	19,876	19,617	259	1%
Sales and support	3,846	3,673	173	5%
Product development	2,693	2,286	407	18%
Depreciation and amortization	3,591	2,846	745	26%
Stock compensation expense (exclusive of restructuring related costs)	5,826	5,784	42	1%
Restructuring costs	236	9,598	(9,362)	-98%
Impairment of long-lived assets	46	782	(736)	-94%
Total operating expenses	$38,947	$49,238	$(10,291)	-21%

Direct cost of revenue.  Direct cost of revenue decreased by $1.8 million to $2.8 million for Fiscal 2020, or 39%, from $4.7 million for Fiscal 2019.  The decrease was attributable to lower costs related to radio sales as a result of the transfer of our TeamConnect customers to A BEEP and Goosetown as part of our December 2018 restructuring efforts as discussed in Note 3 below.

General and administrative expenses.  General and administrative expenses increased by $0.3 million to $19.9 million for Fiscal 2020, or 1%, from $19.6 million for Fiscal 2019.  The $0.3 million increase for Fiscal 2020 resulted primarily from a $0.6 million increase in costs related to the monthly service fee for the transfer of our TeamConnect customers, a $0.3 million increase in retuning and relocations costs related to clearing the spectrum, partially offset by $0.5 million lower employee related costs due to lower headcount resulting from the restructuring activities in Fiscal 2019.

Sales and support expenses.  Sales and support expenses increased by $0.2 million, or 5%, to $3.8 million for Fiscal 2020 from $3.7 million for Fiscal 2019.  The increase was primarily attributable to $0.9 million higher costs for marketing and the Utility Broadband Alliance (“UBBA”) in Fiscal 2020, partially offset by the reduction in workforce that occurred in Fiscal 2019 resulting in $0.7 million for lower headcount and related costs.

Product development expenses.  Product development expense increased by $0.4 million, or 18% to $2.7 million for Fiscal 2020 from $2.3 million for Fiscal 2019.  The $0.4 million increase for Fiscal 2020 resulted primarily from $0.7 million higher contract consulting costs due to the restructuring of our management, partially offset by $0.3 million lower employee related costs due to lower headcount due to the restructuring of our management.

Depreciation and amortization.  Depreciation and amortization for Fiscal 2020 increased by $0.8 million, or 26% to $3.6 million in Fiscal 2020 from $2.8 million for Fiscal 2019.   During Fiscal 2020,  we adjusted the estimated non-cash capitalized asset retirement obligations and useful life for its network sites, resulting in additional depreciation expense of $1.1 million.

Stock compensation expense (exclusive of restructuring related costs).  Stock compensation expense exclusive of restructuring related costs Fiscal 2020 remained relatively flat as compared to Fiscal 2019.

Restructuring costs.  Restructuring costs of $236,000 were incurred in Fiscal 2020 mainly for employee severance and benefit costs relating to the December 2018 cost reduction and restructuring actions related to the transfer of the TeamConnect business and the support for our pdvConnect business to A BEEP, Goosetown and the LLC.

Restructuring costs of $8.7 million were incurred in Fiscal 2019 as a result of the April and June 2018 announcements of our plans to shift our focus and resources to our spectrum initiatives at the FCC and to prepare for the commercialization of our spectrum assets for the future deployment of broadband networks, technologies and solutions.  In light of this shift in focus, our Board also approved a chief executive officer transition plan, under which, John Pescatore, our then-current chief executive officer and president, transitioned to the position of vice chairman and Morgan O’Brien, our then-current vice chairman, assumed the position as our new chief executive officer.  In connection with the transition, we and Mr. Pescatore entered into a Continued Service, Consulting and Transition Agreement and a separate Consulting Agreement (the “CEO Transition Agreements”).  We also entered into consulting and transition agreements with several other key employees.

In addition, restructuring costs of $0.9 million were incurred due to the December 2018 approval by our Board for cost reductions and restructuring actions related to the transferring of the TeamConnect and pdvConnect businesses to A BEEP, Goosetown and the LLC.

Impairment of long-lived assets.  For Fiscal 2020, the $46,000 in non-cash impairment charge for long-lived assets consisted of $35,000 for property and equipment and $11,000 for a right of use asset to reduce the carrying values to zero.

The impairment for Fiscal 2019 resulted from the carrying value of our TeamConnect radios not being fully recoverable due to the realigning of the business to focus on our spectrum initiatives.

Interest income

	For the year ended March 31,		Aggregate Change
(in thousands)	2020	2019	2020 from 2019
Interest income	$1,810	$1,462	$348	24%

Interest income increased by $0.3 million, or 24%  to $1.8 million for Fiscal 2020 as compared to $1.5 million from Fiscal 2019 due to the return on the net proceeds from the July 2019 follow-on offering.

Other income (expenses)

	For the year ended March 31,		Aggregate Change
(in thousands)	2020	2019	2020 from 2019

Other income (expenses)	$346	$(28)	$374	-1336%

Other income in Fiscal 2020 represents payments received in consideration for the customer and rights transferred to A BEEP and Goosetown.

Loss on equity method investment

	For the year ended March 31,		Aggregate Change
(in thousands)	2020	2019	2020 from 2019
Loss on equity method investment	$(9)	$—	$(9)	-100%

The loss on investment for Fiscal 2020 is due to the 19.5% ownership interest in the LLC.

Income tax expense

	For the year ended March 31,		Aggregate Change
(in thousands)	2020	2019	2020 from 2019
Income tax expense	$2,402	$688	$1,714	249%

On March 27, 2020, the Coronavirus Aid Relief and Economic Security (“CARES”) Act was signed into law.  The new CARES Act modified Section 172(b)(1)(A) of the Internal Revenue Code to state that net operating loss (“NOL”) arising in a taxable year beginning before January 1, 2018, is carried forward 20 years provided that a carryback claim is not effected.  From this adjusted provision, our March 31, 2018 NOL carryforward changed from an indefinite life to a 20-year life.  The total impact of this date change from the CARES Act increased our non-cash net federal deferred tax expense from approximately $0.2 million to $1.6 million for Fiscal 2020.

Liquidity and Capital Resources

On March 31, 2020, we had cash and cash equivalents of $137.5 million.

Our accounts receivable are heavily concentrated in one domestic carrier partner and one reseller.  As of March 31, 2020, our accounts receivable balance was approximately $61,000, of which approximately $43,000, or 71%, was owed by one domestic carrier partner and one reseller.

Cash Flows from Operating, Investing and Financing Activities

	For the year ended March 31,
(in thousands)	2020	2019
Net cash used by operating activities	$(30,957)	$(23,089)
Net cash used by investing activities	$(4,426)	$(1,666)
Net cash provided by financing activities	$96,114	$3,159

Net cash used by operating activities.  Net cash used by operating activities was approximately $31.0 million and $23.1 million in Fiscal 2020 and Fiscal 2019, respectively.  The majority of net cash used by operating activities in Fiscal 2020 resulted from a net loss of $37.6 million, partially offset by non-cash compensation expense attributable to stock awards of $5.8 million.  The majority of net cash used by operating activities in Fiscal 2019 resulted from a net loss of $42.0 million, partially offset by non-cash compensation expense attributable to stock awards of $10.3 million, depreciation and amortization of $2.8 million, deferred income tax of $0.7 million and an increase in the restructuring reserve of $2.8 million.

Net cash used by investing activities.  Net cash used by investing activities was approximately $4.4 million and $1.7 million for Fiscal 2020 and Fiscal 2019, respectively.  For Fiscal 2020, the net cash used by investing activities resulted from $4.0 million in wireless license acquisitions and $0.4 million for the purchase of equipment.  For Fiscal 2019, the net cash used by investing activities resulted from $0.9 million in wireless license acquisitions and $0.7 million for the purchase of equipment.

Net cash provided (used) by financing activities.   Net cash provided by financing activities was $96.1 million and $3.2 million for Fiscal 2020 and Fiscal 2019, respectively.  For Fiscal 2020, the net cash provided by financing activities primarily resulted from $94.2 million net proceeds from the July 2019 follow-on offering and $2.4 million in cash received from the proceeds of stock option exercises.  For Fiscal 2019, the net cash provided by financing activities primarily resulted from $3.4 million in cash received from the proceeds of stock option exercises offset by taxes withheld and paid for employee stock awards of $0.2 million.

Net proceeds from July 2019 follow-on offering.  In July 2019, we completed a registered follow-on offering in which we sold 2,222,223 shares of common stock at a purchase price to the public of $45.00 per share.  Net proceeds were approximately $94.2 million after deducting $5.5 million in underwriting discounts and commissions, and $0.3 million in offering expenses.

Capital Requirements.  Our future capital requirements will depend on many factors, including: the timeline and costs to acquire broadband licenses pursuant to the 900 MHz Report and Order, including the costs to acquire additional spectrum, the costs related to retuning, or swapping spectrum held by, Covered Incumbents and the costs of paying Anti-Windfall payments to the U.S. Treasury; costs related to the commercializing of our spectrum assets; and our ability to sign customer contracts and generate revenues from the license or transfer of any broadband licenses we secure; the terms and conditions of any customer contracts, including the timing of payments; the costs associated with expanding our business development, sales and marketing organization, the costs and ongoing obligations related to our former TeamConnect and pdvConnect businesses; the revenues we generate from royalties we may receive from our agreements we entered into with the buyers of our TeamConnect and our pdvConnect businesses; and our ability to control our operating expenses.

On April 3, 2020, we filed a shelf registration statement (the “Shelf Registration Statement”) on Form S-3 with the SEC that was declared effective by the SEC on April 20, 2020, which permits us to offer up to $150 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination, including in units from time to time.  Our Shelf Registration Statement is intended to provide us with additional flexibility to access capital markets for general corporate purposes, which may include working capital, capital expenditures, repayment of debt, other corporate expenses and acquisitions of complementary products, technologies, or businesses.

We entered into an Amended and Restated Controlled Equity Offering Sales Agreement and an Amended and Restated Sales Agreement (collectively, the “Sales Agreements”) with Cantor Fitzgerald & Co. and B. Riley FBR, Inc., respectively (collectively, the “Agents”), and on April 3, 2020, registered the sale of up to an aggregate of $50,000,000 in shares of our common stock in at the market sales transactions pursuant to the Sales Agreements under the Shelf Registration Statement.  Through the date of this filing, we have not sold any shares of our common stock in at the market transactions or any securities under the Shelf Registration Statement.

We are now engaged in qualifying for and securing broadband licenses from the FCC.  As a broadband applicant, we can satisfy the three eligibility tests for a broadband license by including our existing licensed channels and by acquiring or retuning additional channels when necessary through spectrum purchases and spectrum relocations and/or making Anti-Windfall Payments to the U.S. Treasury, or any combination thereof.  When combining our estimated clearing and licensing costs with our anticipated Anti-Windfall Payments, we anticipate the combined total costs to obtain broadband licenses will range from $130 to $160 million, the significant majority of which we intend to spend by the end of fiscal year 2024.  We will deploy this capital at our determined pace based on several key ongoing factors, including customer demand, market opportunity, and offsetting income from spectrum leases.

We believe our cash and cash equivalents on hand will be sufficient to meet our financial obligations through at least the next 12 months.  Our future capital requirements will depend on a number of factors, including the costs and timing of securing broadband licenses, including our spectrum retuning activities, spectrum acquisitions and the Anti-Windfall payments to the U.S. Treasury, and our operating activities and any revenues we generate through our commercialization activities.  When combining our estimated clearing and spectrum acquisition costs with our anticipated Anti-Windfall payments to the U.S. Treasury to effectively acquire additional spectrum from the FCC’s inventory in markets where we need it, we anticipate the combined total costs to range from $130 to $160 million, the significant majority of which we intend to spend over through the end of fiscal year 2024.  We will deploy this capital at our determined pace based on several key ongoing factors, including customer demand, market opportunity, and offsetting income from spectrum leases.  As we cannot predict the duration or scope of the COVID-19 pandemic and its impact on our targeted customers, the potential negative financial impact to our results of operations and financial condition cannot be reasonably estimated. We are actively managing the business to maintain cash flow and believe that we have adequate liquidity.  To implement our business plans and initiatives, however, we may need to raise additional capital.  We cannot predict with certainty the exact amount or timing for any future capital raises See “Risk Factors” in this Annual Report for risks and uncertainties that could cause our costs to be more than we currently anticipate and/or our revenue and operating results to be lower than we currently anticipate.  If required, we intend to raise additional capital through debt or equity financings, including pursuant to our Shelf Registration Statement, or through some other financing arrangement.  However, we cannot be sure that additional financing will be available if and when needed, or that, if available, we can obtain financing on terms favorable to our stockholders and to us.  Any failure to obtain financing when required will have a material adverse effect on our business, operating results, financial condition and liquidity.

Warranties.  Our agreements with our customers generally include certain provisions for indemnifying them against liabilities if our services infringe a third-party’s intellectual property rights or for other specified reasons.

Contractual Obligations and Indebtedness

Leases.    We are obligated under certain lease agreements for office space with lease terms expiring on various dates from October 31, 2024 through June 30, 2027, which includes a three to ten-year lease extension for its corporate headquarters. We entered into multiple lease agreements for tower space related to out TeamConnect business.  The lease expiration dates range from June 30, 2020, to June 30, 2026.

Rent expense amounted to $2.7 million and $2.8 million for Fiscal 2020 and 2019, respectively.  For Fiscal 2020 and 2019, rent expense amounting to $1.7 million each year was classified in direct cost of revenue and the remainder of the $1.0 million and $1.1 million, respectively, was classified in operating expenses in the Consolidated Statements of Operations.

Restructuring reserve.  In April 2018, we announced a shift in our focus and resources to pursue the regulatory initiatives at the FCC and prepare for the future deployment of broadband and other advanced technologies and services.  In light of this shift in focus, our Board approved a chief executive officer transition plan, under which, John Pescatore, our then-current chief executive officer and president, transitioned to the position of vice-chairman and Morgan O’Brien, our then-current vice chairman, became the chief executive officer.  In connection with the transition, we entered into a Continued Service, Consulting and Transition Agreement and a separate Consulting Agreement with Mr. Pescatore (collectively the “CEO Transition Agreements”) and we also entered into additional consulting and transition agreements with several other key employees.

As of March 31, 2020, our contractual obligations, including estimated payments due by fiscal year, are as follows:

(in thousands)	Payments due by Fiscal Year
	Total	2021	2022-2023	2024-2025	After 2025
Operating lease obligations(1)	$11,963	$2,703	$4,435	$3,452	$1,373
Restructuring reserve(2)	636	636	—	—	—
Asset retirement obligations(3)	886	246	640	—	—
Monthly service fee obligations(4)	446	446	—	—	—
Total	$13,931	$4,031	$5,075	$3,452	$1,373

(1)

Represents aggregate rentals, under non-cancellable leases for office and tower site locations (exclusive of real estate taxes, utilities, maintenance and other costs borne by us) for the remaining terms of the leases as described in Note 10 in the Notes to the Consolidated Financial Statements in this Annual Report for further information.

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
(4)

Represents the remaining monthly service fee due to the LLC through January 7, 2021 for its assumption of the Company’s support obligations under the A BEEP and Goosetown Agreements.  See Note 1 in Notes to the Consolidated Financial Statements in this Annual Report for further information.

Off-balance Sheet Arrangements

During Fiscal 2020 and 2019, we did not have any relationships with unconsolidated entities or financial partnerships that were established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Note 2 of our Notes to Consolidated Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed in Item 15 are filed as part of this report and appear on pages F-2 through F-28.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness, as of March 31, 2020, of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of the end of the period covered by this Annual Report.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act.

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

Our management, under the supervision of our Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (“2013 Framework”).  Based on this assessment, our management determined that, as of March 31, 2020, we maintained effective internal control over financial reporting.

Attestation Report on Internal Control over Financial Reporting

Our management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that exempt certain smaller reporting companies, as that term is defined in Rule 12-b2 of the Exchange Act, from such requirement.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(d) of the Exchange Act, during the quarterly period ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated

goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B. OTHER INFORMATION

On January 28, 2020, PDV Spectrum Holding Company, LLC, our wholly owned subsidiary, entered into a Transition Agreement with the Association of American Railroads (the “AAR”), which provides that the six narrowband 900 MHz licensed channels held by the AAR will be exchanged for a nationwide 10-channel license contributed by us.   Three of these narrowband channels are located in the 900 MHz broadband segment created by the FCC.  The Transition Agreement provides that the AAR will work cooperatively with us to clear the three channels it holds in the broadband segment as they become needed for broadband deployment.  The foregoing description is qualified in its entirety to the full terms of the Transition Agreement, which the Company is filing as Exhibit 10.35 to this Annual Report, with certain confidential portions redacted.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our directors, executive officers and corporate governance, including our Code of Business Conduct, will be included in the proxy statement for the 2020 annual meeting of the Company’s stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference.  The full text of our Code of Business Conduct, which is the code of ethics that applies to all of our officers, directors and employees, can be found in the “Investors” section of our website accessible to the public at www.anterix.com.

ITEM 11.  EXECUTIVE COMPENSATION

Information relating to our executive compensation will be included in the proxy statement for the 2020 annual meeting of the Company’s stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to the security ownership of certain beneficial owners and management will be included in the proxy statement for the 2020 annual meeting of the Company’s stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information relating to certain relationships and related transactions and director independence will be included in the proxy statement for the 2020 annual meeting of the Company’s stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to principal accountant fees and services will be included in the proxy statement for the 2020 annual meeting of the Company’s stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference.

PART IV.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following consolidated financial statements of the Company appear on pages F-2 through F-28 of this report and are incorporated by reference in Part II, Item 8:

Reports of Independent Registered Public Accounting Firms

Consolidated Financial Statements

Consolidated Balance Sheets as of March 31, 2020 and 2019

Consolidated Statements of Operations for the Years Ended March 31, 2020 and 2019

Consolidated Statements of Stockholders’ Equity for the Years Ended March 31, 2020 and 2019

Consolidated Statements of Cash Flows for the Years Ended March 31, 2020 and 2019

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
3.1

Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156)).

3.1.1

Certificate of Amendment No 1. to Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 of the Registrant’s Current Report on Form 8-K on November 5, 2015 and incorporated herein by reference (File No. 001-36827)).

3.1.2

Certificate of Amendment No 2. to Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 of the Registrant’s Current Report on Form 8-K on August 6, 2019 and incorporated herein by reference (File No. 001-36827)).

3.2.1

Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156)).

3.2.2

Amendment No.1 to the Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on May 8, 2020 and incorporated herein by reference (File No. 001-36827)).

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

4.5#	Description of Common Stock.
10.1+	2004 Stock Plan, as amended (filed as Exhibit 10.1 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156)).
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
10.7+

Executive Form of Notice of Grant of Stock Option and Stock Option Agreement under 2014 Stock Plan (filed as Exhibit 10.7 to the Annual Report on Form 10-K for the year ended March 31, 2015, filed with the SEC on June 10, 2015 and incorporated herein by reference (File No. 001-36827)).

10.8+

Non-employee Director Form of Notice of Grant of Stock Option and Stock Option Agreement under 2014 Stock Plan (filed as Exhibit 10.8 to the Annual Report on Form 10-K for the year ended March 31, 2015, filed with the SEC on June 10, 2015 and incorporated herein by reference (File No. 001-36827)).

10.9+

Non-employee Director Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement under 2014 Stock Plan (filed as Exhibit 10.9 to the Annual Report on Form 10-K for the year ended March 31, 2015, filed with the SEC on June 10, 2015 and incorporated herein by reference (File No. 001-36827)).

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

10.12†

Asset Purchase Agreement, dated May 13, 2014, by and among the Company, and FCI 900, Inc., ACI 900, Inc., Machine License Holding, LLC, Nextel WIP License Corp., and Nextel License Holdings 1, Inc. (filed as Exhibit 10.14 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156)).

10.13

Letter Amendment to the Asset Purchase Agreement, dated May 28, 2014, by and among the Company and FCI 900, Inc., ACI 900, Inc., Machine License Holding, LLC, Nextel WIP License Corp., and Nextel License Holdings 1, Inc. (filed as Exhibit 10.15 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156)).

10.14†

Management Services Agreement, dated September 15, 2014, by and between the Company and Sprint Spectrum, L.P. (filed as Exhibit 10.18 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156)).

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

10.17+

The Company’s Executive Severance Plan (filed as Exhibit 10.35 to the Annual Report on Form 10-K for the year ended March 31, 2019, filed with the SEC on May 20, 2019 and incorporated herein by reference (File No. 001-36827)).

10.18+

The Company’s Form of Executive Severance Plan Participation Agreement (filed as Exhibit 99.2 to the Current Report on Form 8-K, filed with the SEC on March 27, 2015 and incorporated herein by reference (File No. 001-36827)).

10.19+

Executive Form of Performance-Based Stock Option Agreement and Grant Notice under the 2014 Stock Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, filed with the SEC on February 16, 2016 and incorporated herein by reference (File No. 001-36827)).

10.20+

Executive Form of Performance-Based Restricted Stock Units Agreement and Grant Notice under the 2014 Stock Plan (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, filed with the SEC on February 16, 2016 and incorporated herein by reference (File No. 001-36827)).

10.21+

Non-employee Director Form of Restricted Stock Award Agreement and Grant Notice under the 2014 Stock Plan (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, filed with the SEC on February 16, 2016 and incorporated herein by reference (File No. 001-36827)).

10.22+

Executive Form of Time-Based Stock Option Agreement and Grant Notice under the 2014 Stock Plan (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, filed with the SEC on February 16, 2016 and incorporated herein by reference (File No. 001-36827)).

10.23+

Executive Form of Time-Based Restricted Stock Award Agreement and Grant Notice under the 2014 Stock Plan (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, filed with the SEC on February 16, 2016 and incorporated herein by reference)

10.24+

Continued Service, Consulting and Separation Agreement, dated April 23, 2018, by and between the Company and John Pescatore (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 23, 2018 and incorporated herein by reference (File No. 001-36827)).

10.25+

Consulting Agreement dated April 23, 2018, by and between the Company and John Pescatore (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 23, 2018 and incorporated herein by reference (File No. 001-36827)).

10.26

Amended and Restated Controlled Equity Offering SM Sales Agreement, dated April 3, 2020, by and between the Company and Cantor Fitzgerald & Co. (filed as Exhibit 1.2 to the Registration Statement on Form S-3, filed with the SEC on April 3, 2020 and incorporated herein by reference (File No. 333-237572)).

10.27

Amended and Restated Sales Agreement, dated April 3, 2020, by and between the Company and B. Riley FBR, Inc. (filed as Exhibit 1.3 to the Registration Statement on Form S-3, filed with the SEC on April 3, 2020 and incorporated herein by reference (File No. 333-237572)).

10.28†

Customer Acquisition and Resale Agreement, dated January 2, 2019, by and between the Company and A BEEP LLC (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, filed with the SEC on February 08, 2019 and incorporated herein by reference (File No. 001-36827)).

10.29†

Customer Acquisition, Resale and Licensing Agreement, dated January 2, 2019, by and between the Company and Goosetown Enterprises, Inc. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, filed with the SEC on February 08, 2019 and incorporated herein by reference (File No. 001-36827)).

10.30†

Memorandum of Understanding, dated December 31, 2018, by and between the Company and the principals of Goosetown Enterprises, Inc. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, filed with the SEC on February 08, 2019 and incorporated herein by reference (File No. 001-36827)).

10.31^

Amendment to Customer Acquisition and Resale Agreement, dated March 31, 2019 by and between the Company and A BEEP, LLC (filed as Exhibit 10.31 to the Annual Report on Form 10-K for the year ended March 31, 2019, filed with the SEC on May 20, 2019 and incorporated herein by reference (File No. 001-36827)).

10.32

Amendment to Customer Acquisition and Resale Agreement, dated March 31, 2019 by and between the Company and Goosetown Enterprises, Inc. (filed as Exhibit 10.32 to the Annual Report on Form 10-K for the year ended March 31, 2019, filed with the SEC on May 20, 2019 and incorporated herein by reference (File No. 001-36827)).

10.33^

Amendment to Memorandum of Understanding and IP Assignment, dated March 31, 2019, by and between the Company and the principals of Goosetown Enterprises, Inc. (filed as Exhibit 10.33 to the Annual Report on Form 10-K for the year ended March 31, 2019, filed with the SEC on May 20, 2019 and incorporated herein by reference (File No. 001-36827)).

10.34^

TeamConnect, LLC Amended and Restated Limited Liability Company Agreement, dated April 30, 2019 (filed as Exhibit 10.34 to the Annual Report on Form 10-K for the year ended March 31, 2019, filed with the SEC on May 20, 2019 and incorporated herein by reference (File No. 001-36827)).

10.35#^	Transition Agreement between the PDV Spectrum Holding Company, LLC and Association of American Railroads, dated January 28, 2020.
21.1

Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2017, filed with the SEC on June 6, 2017 and incorporated herein by reference (File No. 001-36827)).

23.1#	Consent of Grant Thornton LLP Independent Registered Public Accounting Firm relating to the Consolidated Financial Statements of the Company for the years ended March 31, 2020 and 2019.
24.1#	Power of Attorney (included on signature page hereto).
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

______________________

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in Woodland Park, State of New Jersey, on May 28, 2020.

Anterix Inc.

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

Signature	Title	Date

/s/ Brian D. McAuley	Chairman of the Board	May 28, 2020
Brian D. McAuley

/s/ Morgan E. O’Brien	Chief Executive Officer (Principal Executive Officer)	May 28, 2020
Morgan E. O’Brien

/s/ Robert H. Schwartz	President	May 28, 2020
Robert H. Schwartz

/s/ Timothy A. Gray	Chief Financial Officer (Principal Financial and Accounting Officer)	May 28, 2020
Timothy A. Gray

/s/ Gena L. Ashe	General Counsel and Corporate Secretary	May 28, 2020
Gena L. Ashe

/s/ Elaine M. Gangeri	Chief Accounting Officer and Assistant Secretary	May 28, 2020
Elaine M. Gangeri

/s/ T. Clark Akers	Director	May 28, 2020
T. Clark Akers

/s/ Greg W. Cominos	Director	May 28, 2020
Greg W. Cominos

/s/ Gregory A. Haller	Director	May 28, 2020
Gregory A. Haller

/s/ Mark J. Hennessy	Director	May 28, 2020
Mark J. Hennessy

/s/ Singleton B. McAllister	Director	May 28, 2020
Singleton B. McAllister

/s/ Paul Saleh	Director	May 28, 2020
Paul Saleh

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Anterix Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Anterix Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Changes in accounting principle

As discussed in note 2 to the financial statements, the Company has changed its method of accounting for leases as of April 1, 2019, in accordance with the adoption of Accounting Standards Codification (ASC) Topic 842, Leases.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2019.

New York, New York

May 28, 2020

Anterix Inc.

Consolidated Balance Sheets

March 31, 2020 and 2019

(dollars in thousands, except share data)

	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$137,453	$76,722
Accounts receivable, net of allowance for doubtful accounts of $12 and $77, respectively	61	444
Prepaid expenses and other current assets	4,638	1,180
Total current assets	142,152	78,346
Property and equipment, net	7,000	9,830
Right of use assets, net	6,500	—
Intangible assets	111,526	107,548
Capitalized patent costs, net	—	184
Equity method investment	39	—
Other assets	180	845
Total assets	$267,397	$196,753
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$5,649	$5,106
Due to related parties	110	183
Restructuring reserve	636	2,758
Operating lease liabilities	1,695	—
Deferred revenue	733	792
Total current liabilities	8,823	8,839
Noncurrent liabilities
Operating lease liabilities	7,051	—
Deferred revenue	2,733	3,466
Deferred income tax	3,084	685
Other liabilities	640	2,999
Total liabilities	22,331	15,989
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized and no shares outstanding at March 31, 2020 and March 31, 2019	—	—
Common stock, $0.0001 par value per share, 100,000,000 shares authorized and 17,184,712 shares issued and outstanding at March 31, 2020 and 14,739,145 shares issued and outstanding at March 31, 2019	2	1
Additional paid-in capital	450,978	349,227
Accumulated deficit	(205,914)	(168,464)
Total stockholders' equity	245,066	180,764
Total liabilities and stockholders' equity	$267,397	$196,753

See accompanying notes to consolidated financial statements.

Anterix Inc.

Consolidated Statements of Operations

Years Ended March 31, 2020 and 2019

(dollars in thousands, except share data)

	2020	2019
Operating revenues
Service revenue	$835	$4,774
Spectrum revenue	729	729
Other revenue	—	996
Total operating revenues	1,564	6,499
Operating expenses
Direct cost of revenue (exclusive of depreciation and amortization)	2,833	4,652
General and administrative	19,876	19,617
Sales and support	3,846	3,673
Product development	2,693	2,286
Depreciation and amortization	3,591	2,846
Stock compensation expense (exclusive of restructuring related costs)	5,826	5,784
Restructuring costs	236	9,598
Impairment of long-lived assets	46	782
Total operating expenses	38,947	49,238
Loss from operations	(37,383)	(42,739)
Interest income	1,810	1,462
Other income (expenses)	346	(28)
Loss on equity method investment	(9)	—
Loss before income taxes	(35,236)	(41,305)
Income tax expense	2,402	688
Net loss	$(37,638)	$(41,993)
Net loss per common share basic and diluted	$(2.29)	$(2.88)
Weighted-average common shares used to compute basic and diluted net loss per share	16,421,610	14,575,787

See accompanying notes to consolidated financial statements.

Anterix Inc.

Consolidated Statement of Stockholders’ Equity

Years Ended March 31, 2020 and 2019

(dollars in thousands, except share data)

	Number of Shares

	Preferred stock series AA	Common stock	Preferred stock series AA	Common stock	Additional paid-in capital	Accumulated deficit	Total
Balance at April 1, 2018	—	14,487,650	—	1	335,767	(126,471)	209,297
Equity based compensation*	—	89,461	—	—	10,301	—	10,301
Stock option exercises	—	169,003	—	—	3,368	—	3,368
Shares withheld for taxes	—	(6,969)	—	—	(209)	—	(209)
Net loss	—	—	—	—	—	(41,993)	(41,993)
Balance at March 31, 2019	—	14,739,145	—	1	349,227	(168,464)	180,764
Cumulative effect of change in accounting principle	—	—	—	—	(188)	188	—
Balance at April 1, 2019	—	14,739,145	—	1	349,039	(168,276)	180,764
Issuance of stock during July 2019 follow-on offering, net of closing costs	—	2,222,223	—	1	94,243	—	94,244
Equity based compensation*	—	123,689	—	—	5,826	—	5,826
Stock option exercises	—	112,623	—	—	2,436	—	2,436
Shares withheld for taxes	—	(12,968)	—	—	(566)	—	(566)
Net loss	—	—	—	—	—	(37,638)	(37,638)
Balance at March 31, 2020	—	17,184,712	$—	$2	$450,978	$(205,914)	$245,066

* Includes restricted shares issued.

See accompanying notes to consolidated financial statements.

Anterix Inc.

Consolidated Statements of Cash Flows

Years Ended March 31, 2020 and 2019

(dollars in thousands)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(37,638)	$(41,993)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	3,591	2,846
Non-cash compensation expense attributable to stock awards	5,826	10,301
Deferred income taxes	2,399	685
Bad debt expense	41	218
Accretion expense	1	12
Loss on disposal of assets	76	54
Loss on disposal of capitalized patent costs	140	—
Impairment of long-lived assets	46	782
Loss on equity method investment	9	—
Changes in operating assets and liabilities
Accounts receivable	464	273
Inventory	—	173
Prepaid expenses and other assets	(2,818)	69
Right of use assets	1,404	—
Accounts payable and accrued expenses	578	914
Due to related parties	(73)	(41)
Restructuring reserve	(2,699)	2,758
Operating lease liabilities	(1,447)	—
Deferred revenue	(791)	(813)
Other liabilities	(66)	673
Net cash used by operating activities	(30,957)	(23,089)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible assets	(3,962)	(942)
Purchases of equipment	(464)	(724)
Net cash used by investing activities	(4,426)	(1,666)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from July 2019 follow-on offering	94,244	—
Proceeds from stock option exercises	2,436	3,368
Payments of withholding tax on net issuance of restricted stock	(566)	(209)
Net cash provided by financing activities	96,114	3,159
Net change in cash and cash equivalents	60,731	(21,596)
CASH AND CASH EQUIVALENTS
Beginning of the year	76,722	98,318
End of the year	$137,453	$76,722

See accompanying notes to consolidated financial statements.

Anterix Inc.

Notes to Consolidated Financial Statements

1.   Nature of Operations

Anterix Inc. (formerly known as pdvWireless, Inc., the “Company”) is a wireless communications company focused on commercializing its spectrum assets to enable the targeted utility and critical infrastructure customers to deploy private broadband networks, technologies and solutions.    The Company is the largest holder of licensed spectrum in the 900 MHz band (896-901/935-940 MHz) with nationwide coverage throughout the contiguous United States, Hawaii, Alaska and Puerto Rico.  On May 13, 2020, the Federal Communications Commission (“FCC”) approved a Report and Order (the “Report and Order”) to modernize and realign the 900 MHz band to increase its usability and capacity by allowing it to be utilized for the deployment of broadband networks, technologies and solutions.  The Company is now engaged in qualifying for and securing broadband licenses, with a focus on pursuing licenses in those counties in which it believes it has near-term commercial opportunities.  At the same time, the Company’s sales and marketing organization is pursuing opportunities to lease the broadband licenses it secures to the targeted utility and critical infrastructure customers.

The Company was originally incorporated in California in 1997 and reincorporated in Delaware in 2014.  In November 2015, the Company changed its name from Pacific DataVision, Inc. to pdvWireless, Inc.  On August 6, 2019, the Company changed its name from pdvWireless, Inc. to Anterix Inc.  The Company maintains offices in Woodland Park, New Jersey and McLean, Virginia.

Securing Broadband Licenses

On May 13, 2020, the FCC approved a Report and Order to modernize and realign the 900 MHz band to increase its usability and capacity by allowing it to be utilized for the deployment of broadband networks, technologies and solutions.  In the Report and Order, the FCC reconfigured the 900 MHz band to create a 6 MHz broadband segment (240 channels) and two narrowband segments, consisting of a 3 MHz narrowband segment (120 channels) and a 1 MHz narrowband segment (39 channels).

The Role of the County.  Under the Report and Order, the FCC established the “county” as the base unit of measure in determining whether a broadband applicant is eligible to secure a broadband license.  There are 3,223 counties in the United States, including Puerto Rico.

Broadband License Eligibility Requirements.  The Report and Order establishes three eligibility requirements to obtain broadband licenses in a county, which the Company refers to herein as (i) the “50% Licensed Spectrum Test,” (ii) the “90% Broadband Segment Test” and (iii) the “240 Channel Requirement.”

1. 50% Licensed Spectrum Test.  To be eligible for a broadband license in a particular county, the Company must demonstrate that it holds more than 50% of the outstanding licensed channels in the county.  Because the 50% Licensed Spectrum Test is based on licensed channels, any channels that are not licensed by the FCC are not included in the denominator when determining whether the Company has satisfied this test.  The FCC has licensed less than the maximum number of 399 channels in all but the most populous counties.  As of the date of this filing, the Company satisfies the 50% Licensed Spectrum Test in more than 3,100 counties of the 3,223 counties in the United States.

2. 90% Broadband Segment Test.  The second test, the 90% Broadband Segment Test, addresses the balance between a voluntary market process to clear any Covered Incumbent (i.e., holders of licenses in the broadband segment) and the mandatory relocation process established by the FCC in the Report and Order (which applies to all Covered Incumbents, except for those Covered Incumbents operating “Complex Systems” as described below).  This test requires that the Company holds or has agreements with Covered Incumbents for 90% of the licensed channels in the broadband segment in a particular county and within 70 miles of the county’s boundaries before the FCC will issue a broadband license or commence the mandatory retuning period.  The broadband segment in the 900 MHz band has a total of 240 channels.  The 90% Broadband Segment Test is calculated using outstanding licensed channels, which means that if the FCC has licensed all 240 channels, the Company will be required to have control of, or agreements covering, 216 channels within the broadband segment.  In many counties in the United States, the FCC has licensed fewer than 240 channels in the broadband segment and these unlicensed channels are not included in the denominator when determining whether the Company has satisfied this 90% Broadband Segment Test.

Before filing for a broadband license, the Company must satisfy the 90% Broadband Segment Test by utilizing its channel holdings and negotiating with Covered Incumbents on a purely voluntary basis for any additional channels we require to satisfy this test.  Only after the Company satisfies the 90% Broadband Segment Test will the FCC issue a broadband license to the Company and commence the “Mandatory Retuning” period.  During this period, any Covered Incumbents that remain in the broadband segment (other than Complex Systems) are required to negotiate with the Company in good faith to sell its channels or otherwise clear the broadband segment, subject to intervention by the FCC if the parties cannot reach an agreement.

3. 240 Channel Requirement.  The Report and Order requires the broadband applicant to surrender 6 MHz of broadband or narrowband spectrum (or 240 channels) in the applicable county to the FCC in exchange for a broadband license.  If the Company does not have sufficient channels in the county to return 240 channels to the FCC, it can elect to make an “Anti-Windfall

Payment” to the U.S. Treasury to effectively purchase unlicensed channels in the FCC’s inventory.  The Anti-Windfall Payment for these channels will be based on prices paid in the applicable county in the 600 MHz auction conducted by the FCC.

Treatment of Complex Systems.  The Report and Order exempts “Complex Systems” from the mandatory retuning process—even if the Company meets the 90% Broadband Segment Test.  The FCC defines a Complex System as a radio system that has at least 45 integrated sites.  The FCC exempted Complex Systems from the mandatory retuning requirements because retuning these systems would potentially be more disruptive to the operators than retuning the smaller systems operated by other incumbents.  Of the small number of systems that qualify for this 45-site exemption, based on the Company’s calculation, all but one system belongs to utilities that the Company has identified as its target customers.

The Association of American Railroads.  The nation’s railroads, particularly the major freight lines, operate on six narrowband 900 MHz channels licensed to their trade association, the Association of American Railroads (“AAR”).  Three of these narrowband channels are located in the 900 MHz broadband segment created by the FCC.  The Report and Order seems to acknowledge an agreement between the parties by which AAR’s channels will be exchanged for a nationwide 10-channel license contributed by Anterix.    The Company worked extensively with the AAR and the railroads throughout the 900 MHz proceeding and expect them to work cooperatively with Anterix to clear their three channels in the broadband segment as they become needed for broadband deployment.

Historical FCC Initiatives

The Company acquired 900 MHz spectrum and certain related equipment from Sprint in September 2014 for $100 million. While the spectrum the Company initially purchased can support narrowband and wideband wireless services, the most significant business opportunities it identified requires contiguous spectrum that allows for greater bandwidth than allowed by the current configuration of its spectrum.  As a result, since purchasing our 900 MHz spectrum in 2014, the Company pursued initiatives at the FCC seeking to modernize and realign a portion of the 900 MHz band to increase its usability and capacity by allowing it to accommodate the deployment of broadband networks, technologies and solutions.  Specifically, in November 2014, the Company and the Enterprise Wireless Alliance (“EWA”) submitted a Joint Petition for Rulemaking to the FCC to propose a realignment of a portion of the 900 MHz band to create a 6 MHz broadband authorization, while retaining 4 MHz for continued narrowband operations.  Comments on the proposed rules were filed in June 2015 and reply comments in July 2015.

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

On March 14, 2019, the FCC unanimously adopted a Notice of Proposed Rulemaking (the “NPRM”) that endorsed the Company’s objective of creating a broadband opportunity in the 900 MHz band for critical infrastructure and other enterprise users.  In the NPRM, the FCC requested comments from incumbents and other interested parties on a number of important topics that would impact the timing and costs of obtaining a broadband license.  The Company filed comments to the NPRM in June 2019 and reply comments in July 2019.

As discussed above, on May 13, 2020, the FCC approved a Report and Order to modernize and realign the 900 MHz band to increase its usability and capacity by allowing it to be utilized for the deployment of broadband networks, technologies and solutions.

Historical Business Operations

Historically, the Company generated revenue principally from our pdvConnect and TeamConnect businesses.  The Company historically marketed pdvConnect, a mobile communication and workforce management solution, primarily through two Tier 1 carriers in the United States.  In Fiscal 2016, the Company began offering a commercial push-to-talk (“PTT”) service, which it marketed as TeamConnect, in seven major metropolitan areas throughout the United States, including Atlanta, Baltimore/Washington, Chicago, Dallas, Houston, New York and Philadelphia.  The Company primarily offered the TeamConnect service to customers indirectly through third-party sales representatives who were primarily selected from Motorola’s nationwide dealer network.

In June 2018, the Company announced its plan to restructure our operations to align and focus its business priorities on the spectrum initiatives.  Consistent with this restructuring plan, the Company transferred its TeamConnect business and support obligations for the pdvConnect business in December 2018.   Specifically, the Company entered into: (i) a Customer Acquisition and Resale Agreement with A BEEP LLC (“A BEEP”) on January 2, 2019, (ii) a Customer Acquisition, Resale and Licensing Agreement with Goosetown Enterprises, Inc. (“Goosetown”) on January 2, 2019 and (iii) a memorandum of understanding (“MOU”) with the principals of Goosetown on December 31, 2018.  Under the A BEEP and Goosetown Agreements, the Company agreed to: (i) transfer its TeamConnect customers located in the Atlanta, Chicago, Dallas, Houston and Phoenix metropolitan markets to A BEEP, (ii) transfer its TeamConnect customers located in the Baltimore/Washington DC, Philadelphia and New York metropolitan markets to Goosetown, (iii) provide A BEEP and Goosetown with access to the TeamConnect Metro and Campus Systems (the “MotoTRBO Systems”) and (iv) grant A BEEP and Goosetown the right to resell access to its MotoTRBO Systems pursuant to separate Mobile Virtual Network Operation arrangements for a two-year period.  The Company also granted Goosetown a license to sell the business applications it developed for our TeamConnect service.

The Company retained a number of significant obligations under our A BEEP and Goosetown agreements related to the TeamConnect and pdvConnect businesses.  To help ensure the transitioning of the TeamConnect customers, the Company continued to provide customer care, billing and collection services through April 1, 2019.  It is required to pay all site lease, backhaul and utility costs required to operate the MotoTRBO Systems for a two (2)-year period ending on January 2, 2021.  By the end of this two-year period, A BEEP and Goosetown are required to migrate their respective customers off of the MotoTRBO Systems.  The Company is required to continue to pay the cell tower leases for the TeamConnect networks it deployed for the balance of the lease terms.  The Company also retained customer billing and collection responsibility for the pdvConnect business.

Under the terms of the MOU, the Company assigned the intellectual property rights to its TeamConnect and pdvConnect related applications to TeamConnect LLC (the “LLC”), a new entity formed by the principals of Goosetown, in exchange for a 19.5% ownership interest in the LLC, effective April 30, 2019.  The Goosetown Principals have agreed to fund the future operations of the LLC, subject to certain limitations. The LLC assumed the Company’s software support and maintenance obligations under the A BEEP and Goosetown Agreements.  The LLC also assumed customer care services related to the pdvConnect service.  The Company provided transition services to the LLC through April 1, 2019.  The Company is also obligated to pay the LLC a monthly service fee for a 24-month period ending on January 7, 2021 for its assumption of the support obligations under the A BEEP and Goosetown Agreements.  The Company is obligated to pay the LLC a certain portion of the billed revenue it received from pdvConnect customers for a 48-month period.

As of September 30, 2019, the Company transferred network, computer and other equipment with a net book value of $72,000 and recorded an investment in the LLC amounting to $14,000 and loss on disposal of assets amounting to $58,000 relating to the transfer of the assets as of such date.  As of December 31, 2019, the Company also completed the transfer of its intellectual property rights with a net book value of $174,000 to the LLC and recorded an investment in the LLC amounting to $34,000 and loss on disposal of capitalized patent costs amounting to $140,000 relating to the transfer of the intellectual property.  For the years ended March 31, 2020 and 2019, the Company incurred $942,000 and $331,000 of expenses under the MOU, respectively.

Please see Note 6, Equity Method Investment for additional disclosure relating to the Company’s investment in the LLC.

Follow-on Offering

In July 2019, the Company completed a registered follow-on offering in which it sold 2,222,223 shares of its common stock at a purchase price to the public of $45.00 per share.  Net proceeds were approximately $94.2 million after deducting $5.5 million in underwriting discounts and commissions and $0.3 million in offering expenses.

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The most significant estimates relate to allowance for doubtful accounts, estimated useful lives of depreciable assets, asset retirement obligations, the carrying amount of long-lived assets under construction in process, valuation allowance on the Company’s deferred tax assets and recoverability of intangible assets.  The Company is also required to make certain estimates with regard to the valuation of awards and forfeiture rates for its share-based award programs.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the financial statements in the applicable period.  Accordingly, actual results could materially differ from those estimates.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, including PDV Spectrum Holding Company, LLC formed in April 2014.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the presentation of the corresponding amounts in the financial statements for the year ended March 31, 2020.  These reclassifications had no effect on previously reported results of operations, cash flows, assets, liabilities or equity for the years presented.

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less at the time of purchase are considered cash equivalents. Cash equivalents are stated at cost, which approximates the quoted market value and include amounts held in money market funds.

Accounts Receivable

The Company historically offered pdvConnect as a mobile workforce management application indirectly through two resellers.  As of March 31, 2020, the Company had one domestic carrier and one reseller that accounted for approximately 71% of total accounts receivable.  As of March 31, 2019, the Company had accounts receivable balances owed to us by one Tier 1 domestic carrier representing approximately 31% of its accounts receivable balances.

Allowance for Doubtful Accounts

An allowance for uncollectible receivables is estimated based on a combination of write-off history, aging analysis and any specific known troubled accounts.  The Company reviews its allowance for uncollectible receivables on a quarterly basis.  Past due balances meeting specific criteria are reviewed individually for collectability.

Changes in the allowance for doubtful accounts for the years ended March 31, 2020 and 2019 are summarized below (in thousands):

	2020	2019
Balance at beginning of the year	$77	$29
Bad debt expense	41	218
Write-offs	(69)	(156)
Recoveries	(37)	(14)
Balance at end of the year	$12	$77

Property and Equipment

Property and equipment are stated at cost.  Depreciation is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the applicable lease term.  The carrying amount at the balance sheet date of long-lived assets under construction in process includes assets purchased, constructed or being developed internally that are not yet in service.  Depreciation commences when the assets are placed in service.  Depreciation rates for assets are updated periodically to account for changes, if any, in the estimated useful lives of the assets, lease terms, management’s strategic objectives, estimated residual values or obsolescence.  Changes in estimates will result in adjustments to depreciation expense prospectively.

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

As of March 31, 2020, the Company revised its asset retirement obligations accrual to $0.9 million based on estimated future cash flows.

Changes in the liability for the asset retirement obligations for the years ended March 31, 2020 and 2019 are summarized below (in thousands):

	2020	2019
Balance at beginning of the year	$328	$316
Revision of estimate	557	—
Accretion expense	1	12
Balance at end of the year	886	328
Less amount classified as current - included in accounts payable and accrued expenses	246	—
Noncurrent liabilities - included in other liabilities	$640	$328

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

The licenses are tested for impairment on an aggregate basis, as the Company will be utilizing the wireless licenses on an integrated basis as a part of developing broadband.  For the year ended March 31, 2019, (“Fiscal 2019”), the Company performed a step one quantitative impairment test to determine if the fair value is greater than carrying value.  Estimated fair value is determined using a market-based approach.  In the year ended March 31, 2020, (“Fiscal 2020”), the Company performed a step zero qualitative approach to test indefinite-lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing.

Patent Costs

Costs to acquire a patent on certain aspects of the Company’s technology have been capitalized.  These amounts are amortized, subject to periodic evaluation for impairment, over statutory lives following award of the patent.  Gross patent costs were approximately $572,000 at March 31, 2019 and the associated accumulated amortization amounted to approximately $388,000.   As of December 31, 2019, the Company completed the transfer of intellectual property rights with a net book value of $174,000 in exchange for a 19.5% ownership interest to the LLC.  Amortization expense was approximately $10,000 and $13,000 for the years ended March 31, 2020 and 2019, respectively.

Long-Lived Assets and Right of Use Assets Impairment

The Company evaluates long-lived assets, including right of use assets, other than intangible assets with indefinite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Asset groups are determined at the lowest level for which identifiable cash flows are largely independent of cash flows of other groups of assets and liabilities.  When the carrying amount of the asset groups are not recoverable and exceeds its fair value, an impairment loss is recognized equal to the excess of the asset group’s carrying value over the estimated fair value.  As of March 31, 2020, the Company recorded a $46,000 non-cash impairment charge for long-lived assets consisting of $35,000 for property and equipment and $11,000 for a right of use asset to reduce the carrying values to zero.  As of March 31, 2019, the Company recorded a $0.7 million non-cash charge for long-lived asset impairment of its radio assets to reduce the carrying value to the estimated recoverable amount.

Equity Method Investment

The Company’s 19.5% investment in the LLC for which the Company is not the primary beneficiary and does not influence or control the activities that most significantly impact the LLC’s economic performance, are not consolidated and are accounted for under the equity method of accounting.  Under the equity method of accounting, the LLC’s accounts are not reflected within the Company’s consolidated balance sheets and statements of operations.  The Company's share of the earnings of the LLC is reported as income (loss) on equity method investment in the Company’s consolidated statements of operations.  The Company’s carrying value in an equity method investment is reported as equity method investment on the Company’s consolidated balance sheets.

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

Fair Value of Financial Instruments

Financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments.

Leases

 Leases in which the Company is the lessee are comprised of corporate office space and tower space.    Substantially all of the leases are classified as operating leases.  The Company is obligated under certain lease agreements for office space with lease terms expiring on various dates from October 31, 2024 through June 30, 2027, which includes lease extensions ranging from three to ten-years for its corporate headquarters.  The Company entered into multiple lease agreements for tower space related to its spectrum holdings.

In accordance with Financial Accounting Standards Board, (“FASB”) Accounting Standards Update (“ASU”) 2016-02  Leases (“ASC 842”), the Company recognized right of use (“ROU”) assets and corresponding lease liabilities on its Consolidated Balance Sheets for its operating lease agreements.  The Company elected the package of practical expedients for its long-term operating leases, which permits the Company not to reassess under the new standard the prior conclusions about lease identification, lease classification and initial direct costs.

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

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year.  The Company determined that certain sales commissions meet the requirements to be capitalized and were recorded as an asset upon the Company’s adoption of ASC 606.  As a result of the customers being assigned to A BEEP and Goosetown (see Note 3 below), the Company’s capitalized sales commissions were impaired on April 1, 2019.

Direct Cost of Revenue

The Company’s historical direct cost of revenue related to its TeamConnect service offering includes the costs of operating its dispatch network and its cloud-based solutions and to a lesser degree, the costs associated with the sales of the relevant user devices.  With respect to sales of its historical software applications through its wireless carrier partners, direct cost of revenue includes the portion of service revenue retained by its domestic Tier 1 carrier partners pursuant to its agreements with these parties, which may include network services, connectivity, SMS service, sales, marketing, billing and other ancillary services.

Shipping and Handling Costs

Historically, costs associated with shipping and handling of two-way radios and accessories to dealers or end-user customers are recognized as incurred and included in direct cost of revenue in the Consolidated Statements of Operations.

Indirect Sales Commissions

Cash considerations paid to its sales team and indirect dealers were capitalized as part of contract costs and amortized on a straight-line basis over the customer’s estimated contract period, which was an average of 24 months.  The Company compensated its indirect sales representatives with an upfront commission and residual fees based on a customer’s continued use of its TeamConnect service.  When a commission was earned solely due to selling activity related to the Company’s TeamConnect service, the cost was capitalized as part of contract costs.  The Company reviewed and recorded the estimated incentives payable to the indirect sales representatives as accrued expense on a monthly basis.  As a result of the customers being transferred to A BEEP and Goosetown, all contract and contract acquisition costs were impaired on April 1, 2019.

Product Development Costs

The Company charges all product and development costs to expense as incurred.  Types of expense incurred in product and development costs include employee compensation, consulting, travel and equipment and technology costs.

Advertising and Promotional Expense

The Company expenses advertising and promotional costs as incurred.  Cooperative advertising reimbursements from vendors are recorded net of advertising and promotional expense in the period in which the related advertising and promotional expense is incurred.  Advertising and promotional expense was approximately $33,000 and $39,000 for the years ended March 31, 2020 and 2019, respectively.

Stock Compensation

The Company accounts for stock options in accordance with U.S. GAAP, which requires the measurement and recognition of compensation expense, based on the estimated fair value of awards granted to consultants, employees and directors.  The Company estimates the fair value of share-based awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s statements of operations over the requisite service periods.  In the event the participant’s employment by or engagement with (as a director or otherwise) the Company terminates before exercise of the options granted, the stock options granted to the participant shall immediately expire and all rights to purchase shares thereunder shall immediately cease and expire and be of no further force or effect, other than applicable exercise rights for vested shares that may extend past the termination date as provided for in the participant’s applicable option award agreement.  Additionally, the Compensation Committee adopted an Executive Severance Plan (the “Severance Plan”) in February 2015, which was amended in February 2019, and the Company subsequently entered into Severance Plan Participation Agreements with its executive officers.  In addition to providing participants with severance payments, the Severance Plan provides for accelerated vesting and extends the exercise period for outstanding equity awards if the Company terminates a participant’s service for reasons other than cause, death or disability or the participant terminates his or her service for good reason, whether before or after a change of control (each of such terms as defined in the Severance Plan).

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

All excess tax benefits and tax deficiencies, including tax benefits of dividends on share-based payment awards, are recognized as income tax expense or benefit in the income statement, eliminating the notion of the additional paid-in capital (“APIC”) pool.  The excess tax benefits are classified as operating activities along with other income tax cash flows rather than financing activities in the statement of cash flows.  The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur.  Cash payments to tax authorities in connection with shares withheld to meet statutory tax withholding requirements are presented as a financing activity in the statement of cash flows.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-based Payment Accounting.  ASU 2018-07 addresses several aspects of the accounting for nonemployee share-based payment transactions, including share-based payment transactions for acquiring goods and services from nonemployees.  ASU 2018-07 is effective for the Company’s Fiscal 2020 beginning April 1, 2019.  As a result of adopting the ASU on April 1, 2019, the Company reduced its accumulated deficit by $188,000

Income Taxes

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

Changes in valuation allowance for the years ended March 31, 2020 and 2019 are summarized below (in thousands):

	2020	2019
Balance at beginning of the year	$37,019	$26,515
Charged to costs and expenses	2,399	685
Changes in net loss carryforward and other	8,246	9,819
Balance at end of the year	$47,664	$37,019

Accounting for Uncertainty in Income Taxes

The Company recognizes the effect of tax positions only when they are more likely than not to be sustained. Management has determined that the Company had no uncertain tax positions that would require financial statement recognition or disclosure.  The Company is no longer subject to U.S. federal, state or local income tax examinations for periods prior to 2017. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Net Loss Per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities.  For purposes of the diluted net loss per share calculation, preferred stock, convertible notes payable-affiliated entities, stock options, restricted stock and warrants are considered to be potentially dilutive securities.  Because the Company has reported a net loss for the years ended March 31, 2020 and 2019, diluted net loss per common share is the same as basic net loss per common share for those periods.

Common stock equivalents resulting from potentially dilutive securities approximated 1,440,000 and 1,421,000 at March 31, 2020 and 2019, respectively, and have not been included in the dilutive weighted average shares of common stock outstanding, as their effects are anti-dilutive.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASC 326, Financial Instruments - Credit Losses and has subsequently modified several areas of the standard in order to provide additional clarity and improvements.  The new standard requires entities to use a Current Expected Credit Loss impairment model based on expected losses rather than incurred losses.  Under this model, an entity would recognize an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect from financial assets measured at amortized cost within the scope of the standard.  The entity's estimate would consider relevant information about past events, current conditions and reasonable and supportable forecasts, which will result in recognition of lifetime expected credit losses.  As a smaller reporting company, the standard will be effective for the Company's fiscal year beginning April 2023, including interim reporting periods within that fiscal year, although early adoption is permitted.  The Company is evaluating the potential impact that ASC 326 and subsequent modifications may have on its consolidated financial statements.

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

3.  Revenue

In December 2018, the Company’s board of directors (the “Board”) approved the transfer of its TeamConnect business and support for its pdvConnect business to help reduce operating costs and to allow the Company to focus on its FCC initiatives and future broadband opportunities.  Specifically, the Company entered into: (i) a Customer Acquisition and Resale Agreement with A BEEP on January 2, 2019, (ii) a Customer Acquisition, Resale and Licensing Agreement with Goosetown on January 2, 2019 and (iii) a MOU with the principals of Goosetown on December 31, 2018.  Under the A BEEP and Goosetown Agreements, the Company agreed to: (i) transfer its TeamConnect customers located in the Atlanta, Chicago, Dallas, Houston and Phoenix metropolitan markets to A BEEP, (ii) transfer its TeamConnect customers located in the Baltimore/Washington DC, Philadelphia and New York metropolitan markets to Goosetown, (iii) provide A BEEP and Goosetown with access to MotoTRBO Systems and (iv) grant A BEEP and Goosetown the right to resell access to the MotoTRBO Systems pursuant to separate Mobile Virtual Network Operation arrangements for a two-year period.  The Company also granted Goosetown a license to sell the business applications the Company developed for its TeamConnect service.  On March 31, 2019, the agreements were amended to formally set the transition date for the businesses as April 1, 2019 and to clarify the responsibilities between the parties.

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

On April 1, 2018, the Company adopted ASC 606 using the modified retrospective method and recognized the cumulative effect of initially applying the guidance as an adjustment to the opening balance of retained deficit.  The Company applied the new revenue standard to new and existing contracts that were not complete as of the date of initial application.  As a result of applying this standard using the modified retrospective method, the Company has presented financial results and applied its accounting policies for the period beginning April 1, 2018 under ASC 606.

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

In accordance with ASC 606, when the customer purchased or received a discounted handset in connection with entering into a contract for service, the Company allocated revenue between the handset and the service based on the relative standalone selling price.  Revenue was recognized when the performance obligation which includes providing the services or transferring control of promised handsets, which are distinct to a customer, had been satisfied.  Revenue was recognized in an amount that reflects the consideration the Company expects to be entitled to for those performance obligations.

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

Diga-talk is a mobile communication offering that was being resold by the Company beginning in March 2018.  The service was contracted and billed on a month-to-month basis. The determination was made that the Company was the principal in this reseller arrangement since the customer viewed the Company as fulfilling the performance obligations and therefore, recorded revenue on a gross basis over time upon delivery of the services.  On April 1, 2019, these customers were transferred to A BEEP and the Company no longer has revenue for this offering.

Spectrum Revenue.  In September 2014, Motorola paid the Company an upfront, fully-paid fee of $7.5 million in order to use a portion of the Company’s wireless spectrum licenses.  The payment of the fee is accounted for as deferred revenue on the Company’s consolidated balance sheets and is recognized ratably as the service is provided over the contractual term of approximately ten years.  The revenue recognized for the years ended March 31, 2020 and 2019 was approximately $729,000 each year.

Other Revenue.  The Company historically derived other revenue primarily from either the sale of radios and accessories for TeamConnect and Diga-talk as well as the rental of radios for TeamConnect based on 30-day payment terms.  The Company recognizes radio and accessory revenue when a customer takes possession of the device.  As of April 1, 2019, and the transition of customers to A BEEP and Goosetown, the Company no longer sells radios and accessories nor rents radios.

Contract Assets.  Contract assets include the portion of the Company’s future service invoices which have been allocated to the discounted price of the radios and amortized as a reduction against service revenue over the contract period.

As of March 31, 2019, the Company had $0.3 million in total contract assets, of which $0.1 million was classified as a component of prepaid expenses and other current assets in its condensed consolidated balance sheets for both periods.  The amortization of the contract asset for the year ended March 31, 2019 was not significant.

The Company also recognizes a contract asset for the incremental costs of obtaining a contract with a customer.  These costs include commissions for salespeople and commissions paid to third-party dealers.  These costs are amortized ratably using the portfolio approach over the estimated customer contract period.  The Company reviews the contract asset on a periodic basis to determine if an impairment exists.  If it is determined that there is an impairment, the contract asset will be expensed.  Under the previous accounting standard, the Company expensed commissions as incurred.  As of March 31, 2019 and April 1, 2018, the Company had $0.5 million and $0.6 million, respectively, of deferred costs related to expenses required to obtain or fulfill a contract.  Of these total deferred costs, as of March 31, 2019, $0.3 million was recorded as a component of prepaid and other current assets.  As of April 1, 2019, $0.4 million were recorded as a component of prepaid and other current assets.  In addition, the Company recorded $0.5 million resulting from the amortization of its contract assets during the year ended March 31, 2019 in selling, general and administrative expenses in its consolidated statement of operations.

As a result of transferring customers to A BEEP and Goosetown, all contract and contract acquisition costs were impaired.  The Company increased direct cost of revenue amounting to $178,000 for the year ended March 31, 2020 and sales and support expense amounting to $258,000 for the year ended March 31, 2020.

The following table presents the activity for the Company’s contract assets (in thousands):

Contract Assets
Balance as of April 1, 2018	$768
Additions	284
Amortization	(558)
Impairment	(58)
Balance at March 31, 2019	436
Additions	—
Amortization	—
Impairment	(436)
Balance at March 31, 2020	$—

Contract liabilities.  Contract liabilities primarily relate to advance consideration received from customers for spectrum services, for which revenue is recognized over time, as the services are performed.  These contract liabilities are recorded as deferred revenue on the balance sheet.  The related liability as of March 31, 2019 of $4.2 million has been reduced by revenue recognized in the year ended March 31, 2020 of $0.7 million leaving a remaining liability of $3.5 million as of March 31, 2020.

4.  Property and Equipment

Property and equipment consists of the following at March 31, 2020 and March 31, 2019 (in thousands):

	Estimated
	useful life	2020	2019
Network sites and equipment	5-10 years	$16,242	$15,954
Furniture and fixture and other equipment	2-5 years	300	1,026
Computer equipment	5-7 years	163	140
Computer software	1-7 years	550	28
Leasehold improvements	Shorter of the lease term or 10 years	234	351
		17,489	17,499
Less accumulated depreciation		10,518	7,952
		6,971	9,547
Construction in process		29	283
Property and equipment, net		$7,000	$9,830

Depreciation expense for the years ended March 31, 2020 and 2019 amounted to approximately $3.6 million and $2.8 million, respectively.  During the year ended March 31, 2020, the Company adjusted the estimated asset retirement obligations resulting in additional non-cash capitalized costs in network sites amounting to approximately $0.6 million.  In addition, for the year ended March 31, 2020, the Company also adjusted the estimated useful life for its network sites resulting in additional depreciation expense amounting to approximately  $1.1 million.

During the year ended March 31, 2020, the Company recorded a $46,000 non-cash impairment charge for network sites and equipment to reduce the carrying values to zero.  During the year ended March 31, 2019, the Company recorded a $0.8 million non-cash charge for long-lived asset impairment of its radio assets to reduce the carrying value to the estimated recoverable amount.

As of March 31, 2019, construction in progress primarily relates to various software and web projects being developed internally.

 On September 30, 2019, the Company transferred network, computer and other equipment with a net book value of $72,000 to the LLC to support the pdvConnect application services in exchange for a 19.5% ownership interest.

5.  Intangible Assets

Wireless licenses are considered indefinite-lived intangible assets.  Indefinite-lived intangible assets are not subject to amortization but instead are tested for impairment annually, or more frequently if an event indicates that the asset might be impaired. There were on impairment charges related to the Company’s indefinite-lived intangible assets during the years ended March 31, 2020 and 2019.

During the years ended March 31, 2020 and 2019, the Company entered into agreements with several third parties in multiple U.S. markets to acquire wireless licenses for cash consideration of $4.0 million and $0.9 million, respectively, upon FCC approval.  In addition, during the year ended March 31, 2020, the Company entered into a barter agreement whereby it provided equipment with a net book value of $21,000 and approximately $15,000 in cash in exchange for wireless licenses valued at approximately $88,000.  The Company recorded a corresponding gain of $52,000.

Intangible assets consist of the following at March 31, 2020 and March 31, 2019 (in thousands):

Wireless Licenses
Balance at March 31, 2018	$106,606
Acquisitions	942
Balance at March 31, 2019	107,548
Acquisitions	3,983
Reclassed to property and equipment	(5)
Balance at March 31, 2020	$111,526

6. Equity Method Investment

In connection with the transfer of its TeamConnect business and support for its pdvConnect business, the Company entered into a memorandum of understanding (“MOU”) with the principals of Goosetown on December 31, 2018.  Under the MOU, the Company agreed to assign the intellectual property rights to its pdvConnect application to the LLC, a new entity formed by the principals of Goosetown, in exchange for a 19.5% ownership interest in the LLC, effective April 30, 2019.  The Goosetown principals have agreed to fund the future operations of the LLC, subject to certain limitations.  The LLC assumed the Company’s software support and maintenance obligations under the Goosetown and A BEEP Agreements.  The LLC also assumed customer care services related to the Company’s pdvConnect application.  The Company provided transition services to the LLC through April 1, 2019 to facilitate an orderly transition of the customer care services.

As of September 30, 2019, the Company transferred network, computer and other equipment with a net book value of $72,000 and recorded an investment in the LLC amounting to $14,000 and loss on disposal of assets amounting to $58,000 relating to the transfer of the assets as of such date.  As of December 31, 2019, the Company also completed the transfer of the intellectual property rights with a net book value of $174,000 to the LLC and recorded an investment in the LLC amounting to $34,000 and loss on disposal of capitalized patent costs amounting to $140,000 relating to the transfer of the intellectual property.

As of March 31, 2020, the change in the carrying value of the investment in LLC is summarized below as follows (in thousands):

Equity Method Investment
Equity method investment carrying value at March 31, 2019	$—
Non-cash contribution	48
Share of net loss from LLC	(9)
Equity method investment carrying value at March 31, 2020	$39

7.  Accounts Payable and Accrued Expenses

The table below provides additional information related to the Company’s accounts payable and accrued expenses at March 31, 2020 and March 31, 2019 (in thousands).

	2020	2019
Accounts payable	$645	$743
Accrued employee related expenses	3,016	2,623
Accrued expenses	1,328	825
Other	660	915
Total accounts payable and accrued expenses	$5,649	$5,106

8.  Related Party Transactions

Under the terms of the MOU, the Company is obligated to pay the LLC a monthly service fee for a 24-month period ending on January 7, 2021 for its assumption of the Company’s support obligations under the A BEEP and Goosetown agreements.  The Company is also obligated to pay the LLC a certain portion of the billed revenue received by the Company from pdvConnect customers for a 48-month period.  For the years ended March 31, 2020 and 2019, the Company incurred payments of $942,000 and $331,000 under the MOU, respectively.  As of and March 31, 2020 and 2019, the Company owed $12,000 and $118,000 to the LLC, respectively.

The Company purchased $11,000 and $0.4 million of equipment from Motorola for the years ended March 31, 2020 and 2019, respectively.  The Company recognized approximately $729,000 each year in Spectrum revenue for the years ended March 31, 2020 and 2019.  As of March 31, 2020 and 2019, the Company owed $98,000 and $60,000 to Motorola, respectively.

During the year ended March 31, 2019, the Company incurred $141,000 in consulting fees to a consultant firm who is an affiliate of a significant holder of the Company.  No such services were provided and owed to the consulting firm for the year ended March 31, 2020.

9. Impairment and Restructuring Charges

Long-lived Assets and Right of Use Assets Impairment

During the year ended March 31, 2020, the Company recorded a $46,000 non-cash impairment charge for long-lived assets consisting of $35,000 for property and equipment and $11,000 for a right of use asset to reduce the carrying values to zero.

During the year ended March 31, 2019, the Company reviewed assets designated for its TeamConnect business.  As a result of the Company’s transfer of the TeamConnect business, it determined that the carrying value of radios and related accessories were not fully recoverable.  As a result, the Company recorded a non-cash asset impairment charge of $0.8 million for the year ending March 31, 2019, to reduce the carrying value of these assets to zero.

Restructuring Charges

April 2018 and June 2018 Restructuring  Activities

In April 2018, the Company announced a shift in its focus and resources in order to pursue its regulatory initiatives at the FCC and prepare for the future deployment of broadband and other advanced technologies and services.  In light of this shift in focus, the Company’s Board also approved a chief executive officer transition plan, under which, John Pescatore, the Company’s chief executive officer and president, transitioned to the position of vice chairman and Morgan O’Brien, the Company’s then-current vice chairman, assumed the position as the new chief executive officer.  In connection with the transition, the Company and Mr. Pescatore entered into a Continued Service, Consulting and Transition Agreement and a separate Consulting Agreement (the “CEO Transition Agreements”) and the Company also entered into additional consulting and transition agreements with several other key employees.  As of March 31, 2019, the Company recorded a liability of $2.7 million, of which $2.1 million is reflected as restructuring reserve and $0.6 million in other non-current liabilities, for the cash payments under both the CEO Transition Agreements with Mr. Pescatore and the consulting and transition agreements with other key employees payable within the next twelve to eighteen months.  In addition, for the year ended March 31, 2019, the Company recorded a non-cash $1.7 million charge for stock compensation expense due to modifications to the key employee stock grants recorded in restructuring costs.  For the year ended March 31, 2019, the Company recorded a non-cash $4.6 million charge for stock compensation expense due to modifications to Mr. Pescatore’s stock grants and the key employee stock grants.

On June 1, 2018, the Company’s Board approved an initial plan to restructure its business aimed at reducing the operating costs of its TeamConnect and pdvConnect businesses and better aligning and focusing its business priorities on its spectrum initiatives.  As part of the restructuring plan, the Company eliminated approximately 20 positions, or 20% of its workforce, primarily from its TeamConnect and pdvConnect businesses.  In August 2018, the Company continued with its restructuring efforts and eliminated approximately seven additional positions.

For the year ended March 31, 2020, total accrued restructuring charges for the April 2018 and June 2018 restructuring activities were as follows (in thousands):

Restructuring Activities
Balance at March 31, 2018	$—
Severance costs	408
Consulting costs	3,721
Facility exit	3
Cash payments	(1,477)
Balance at March 31, 2019	2,655
Cash payments	(2,090)
Balance at March 31, 2020 (classified as current liabilities - restructuring reserve)	$565

December 2018 Cost Reductions

On December 31, 2018, the Company’s Board approved the following cost reduction actions: (i) the elimination of approximately 20 positions, or 30% of the Company’s workforce and (ii) the closure of its office in San Diego, California (collectively, the “December 2018 Cost-Reduction Actions”).  For the year ended March 31, 2020, the company recorded an additional restructuring charge relating to the December 2018 Cost-Reduction Actions amounting to $0.2 million related to employee severance and benefit costs.  For the year ended March 31, 2020, the Company reduced the facility exit costs accrual for its San Diego, California office by approximately $28,000.  An additional $43,000 of restructuring charges will be incurred through the third quarter of fiscal 2021 related to employee retention costs.  The Company completed the cost reduction and restructuring actions in July 2019 and the related cash payments for severance costs was completed by the end of August 2019.

For the year ended March 31, 2020, total December 2018 cost reduction charges were as follows (in thousands):

Restructuring Activities
Balance at March 31, 2018	$—
Severance costs	794
Facility exit	110
Cash payments	(225)
Balance at March 31, 2019	679
Severance costs	223
Facility exit	(28)
Cash payments	(803)
Balance at March 31, 2020 (classified as current liabilities - restructuring reserve)	$71

10.  Leases

A lease is defined as a contract that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration.  On April 1, 2019, the Company adopted ASC 842 and it primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee.

Substantially all the leases in which the Company is the lessee are comprised of corporate office space and tower space.  The Company is obligated under certain lease agreements for office space with lease terms expiring on various dates from October 14, 2024 through June 30, 2027, which includes lease extensions for its corporate headquarters ranging from three to ten-years.   The Company entered into multiple lease agreements for tower space related to its TeamConnect business. The lease expiration dates range from June 30, 2020 to June 30, 2026.

Substantially all of the Company’s leases are classified as operating leases, and as such, were previously not recognized on the Company’s Consolidated Balance Sheet.  With the adoption of ASC 842, operating lease agreements are required to be recognized on the Consolidated Balance Sheet as ROU assets and corresponding lease liabilities.

On April 1, 2019, the Company recognized ROU assets of $7.1 million and lease liabilities of approximately $9.4 million and derecognized deferred rent liabilities of approximately $2.3 million.  As of March 31, 2019, deferred rent liabilities were reported under accounts payable and accrued expenses – other amounting to $0.2 million and non-current other liabilities amounting to $2.1 million.  The Company elected not to recognize ROU assets and lease liabilities arising from short-term office leases, leases with initial terms of twelve months or less (deemed immaterial) on the Consolidated Balance Sheets.

ROU assets include any prepaid lease payments and exclude any lease incentives and initial direct costs incurred.  Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.  The lease terms may include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option.

For the year ending March 31, 2020, the Company recorded an $11,000 non-cash charge impairment for an ROU asset to reduce the carrying value to zero.  The lease relating to the ROU asset impaired will expire in June 2020.

When measuring lease liabilities for leases that were classified as operating leases, the Company discounted lease payments using its estimated incremental borrowing rate on April 1, 2019.  The weighted average incremental borrowing rate applied was 13%.  As of March 31, 2020, the Company’s leases had a remaining weighted average term of  4.97 years.

Rent expense amounted to approximately $2.7 million and $2.8 million for the years ended March 31, 2020 and 2019, respectively of which approximately $1.7 million each year are included in direct cost of revenue and the remainder of approximately $1.0 million and $1.1 million included in general and administrative, respectively.

For the year ended March 31, 2020, the following table presents net lease cost (in thousands):

2020
Lease cost
Operating lease cost (cost resulting from lease payments)	$2,614
Short term lease cost	52
Sublease income	(16)
Net lease cost	$2,650

For the year ended March 31, 2020, the following table presents other supplemental lease information (in thousands):

2020
Operating lease - operating cash flows (fixed payments)	$2,743
Operating lease - operating cash flows (liability reduction)	$1,447
Right of use assets obtained in exchange for new operating lease liabilities	$7,904
Non-current assets - right of use assets, net	$6,500
Current liabilities - operating lease liabilities	$1,695
Non-current liabilities - operating lease liabilities	$7,051

Future minimum payments under non-cancelable leases for office and tower spaces (exclusive of real estate tax, utilities, maintenance and other costs borne by the Company) for the remaining terms of the leases following the year ended March 31, 2020 are as follows (in thousands):

Operating
Fiscal Year	Leases
2021	$2,703
2022	2,300
2023	2,135
2024	1,920
2025	1,532
After 2025	1,373
Total future minimum lease payments	11,963
Amount representing interest	(3,217)
Present value of net future minimum lease payments	$8,746

11.  Income Taxes

On December 22, 2017, new federal tax provisions under the Tax Cuts and Jobs Act of 2017 (“TCJA”) were signed into law.  The TCJA includes numerous changes to existing corporate income tax laws.  These changes include, among others, a permanent reduction in the federal corporate income tax rate from the highest marginal rate of 35% to a fixed rate of 21%, effective as of   January 1, 2018, and a provision that federal net operating losses (“NOLs”) incurred in tax years ending after December 31, 2017, may be carried forward indefinitely.  The federal NOL carryforward provision of TCJA has now changed (see Coronavirus Aid, Relief and Economic Security, (“CARES”) Act narrative below).  As a result, the Company may now consider indefinite lived assets and the associated deferred tax liability as a source of future taxable income when assessing the potential to realize future tax deductions from indefinite carryforwards of NOLs and interest expense.

On March 27, 2020, the CARES Act was signed into law.  The Act contains several new or changed income tax provisions, including but not limited to the following: increased limitation threshold for determining deductible interest expense, class life changes to qualified improvements (in general, from 39 years to 15 years), and the ability to carry back net operating losses incurred from tax years 2018 through 2020 up to the five preceding tax years.  Most of these provisions are either not applicable or have no material effect on the Company.  However, the CARES Act changed the language of when NOLs converted from a 20-year life to an indefinite life.  From the TCJA rule noted above, NOLs in tax periods ending after December 31, 2017 had an indefinite life.  Under the new CARES Act, NOLs generated in periods beginning after December 31, 2017 are carried forward indefinitely.  This dating change effectively disqualified the Company's March 31, 2018 NOL as an indefinite lived asset and source of taxable income to offset the Company's deferred tax liability stemming from indefinite-lived intangibles.  The Company's NOLs generated after March 31, 2018, may continue to be used as an indefinite-lived asset to offset the deferred tax liability, but limited to 80%  of future taxable income (or the balance of the deferred tax liability as of March 31, 2020).  The total impact of this date change from the CARES Act increased the Company's net federal deferred tax liability from approximately $0.2 million to $1.6 million as of March 31, 2020.  The state deferred tax liability of approximately $1.4 million as of March 31, 2020 is unchanged.

For the year ended March 31, 2019, the Company had federal and state NOL  carryforwards of approximately $164.0 million and $74.0 million, respectively, expiring in various amounts from 2020 through 2038, to offset future taxable income. Federal and state NOLs generated during the March 31, 2019 period of approximately $38.5 million and $6.0 million, respectively, can be carried forward indefinitely but limited to 80% of future taxable income when used.  For the year ended March 31, 2020, the Company incurred federal and state operating losses of approximately $48.1 million and $38.8 million, respectively, to offset future taxable income, of which the entire $48.1 million federal NOL and $9.2 million of state NOLs can be carried forward indefinitely, but can only offset 80% of taxable income when used.

The Company has net deferred tax assets, before applying the valuation allowance, of approximately $44.6 million and $36.3 million relating principally to the NOLs as of March 31, 2020 and 2019, respectively.  Federal NOL carryforwards may be subject to limitations as a result of the change in ownership that occurred in the year ended March 31, 2015 as defined under Internal Revenue Code Section 382.    State NOL carryforwards are subject to limitations which differ from federal law in that they may not allow the carryback of net operating losses and have shorter carryforward periods.

Accounting Standards Codification Topic 740, Income Taxes, requires that a valuation allowance be recorded to reduce deferred tax assets when it is more likely than not that the tax benefit of the deferred tax assets will not be realized.  The evaluation includes the consideration of all available evidence, both positive and negative, regarding historical operating results including recent years with reported losses, the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards, and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carryforward from expiring unused. Since the Company has incurred tax losses since inception, combined with a lack of sufficient positive evidence factors at this time, the Company believes it is more likely than not that its net deferred tax assets will not be realized upon reversal of its temporary differences.  Therefore, the Company continues to apply a full valuation allowance against its deferred tax assets as of March 31, 2020, with the exception of the net deferred tax liability of approximately $3.1 million regarding indefinite-lived intangibles.

For Fiscal 2020, analysis of the state NOL carryforwards revealed that most of them are not indefinite.    The Company recorded $0.8 million of state deferred tax expense during the year March 31, 2020 and increased the state deferred tax liability by the same amount from the inability to use the state NOL carryforwards against the indefinite-lived intangible.  This valuation allowance has no effect on the Company’s ability to utilize the deferred tax assets to offset future taxable income, if generated.  As required by U.S. GAAP, the Company will continue to assess the likelihood that the deferred tax assets will be realizable in the future and the valuation allowance will be adjusted accordingly.  The tax benefits relating to any reversal of the valuation allowance on the net deferred tax assets in a future period will be recognized as a reduction of future income tax expense in that period.

Net deferred tax assets and liabilities consist of the following as of March 31, 2020 and 2019 (in thousands):

	2020	2019
Deferred tax asset
Allowance for uncollectible accounts	$3	$19
Accrued expenses	682	386
Restructuring reserve	83	820
Deferred rent	—	569
Deferred revenue	855	1,034
Asset retirement obligations	10	10
Net operating loss carryforward	51,694	40,739
Operating lease liabilities	2,289	—
Charitable contributions carryforward	62	58
Stock compensation expense	809	786
Total deferred tax asset	56,487	44,421
Deferred tax liability
Property and equipment	(7)	(264)
Right of use assets	(1,701)	—
Definite-lived intangible assets	—	(6)
Indefinite-lived intangible assets	(10,199)	(7,817)
Total deferred tax liability	(11,907)	(8,087)
Total deferred tax assets and liabilities	44,580	36,334
Valuation allowance	(47,664)	(37,019)
Net deferred tax assets and liabilities	$(3,084)	$(685)

The components of the income tax expense for the years ended March 31, 2020 and 2019 are as follows (in thousands):

	2020	2019
Current:
Federal	$—	$—
State	3	3
Total current	3	3

Deferred:
Federal	1,637	—
State	762	685
Total deferred	2,399	685

Total income tax expense	$2,402	$688

The differences between the United States federal statutory tax rate and the Company's effective tax rate for the years ended March 31, 2020 and 2019 are as follows (in thousands):

	2020		2019
Statutory federal tax	$(7,400)	21%	$(8,675)	21%
State income taxes, net of federal benefit	(439)	1%	(1,480)	4%
Incentive stock option expense	(41)	0%	681	-2%
Other permanent differences	(91)	0%	93	0%
Restricted stock shortfall/windfall	(437)	1%	(435)	1%
Change in valuation allowance - Federal	9,440	-27%	9,819	-24%
Change in valuation allowance - State	1,205	-3%	685	-2%
Prior-year adjustments	165	0%	—	0%
	$2,402	-7%	$688	-2%

12.  Stock Acquisition Rights, Stock Options and Warrants

The Company established the 2014 Stock Plan (the “2014 Stock Plan”) to attract, retain and reward individuals who contribute to the achievement of the Company’s goals and objectives.  This 2014 Stock Plan superseded previous stock plans, although under such previous plans, 23,550 stock options were outstanding and vested as of March 31, 2020.

The Company’s Board has reserved 4,147,985 shares of common stock for issuance under its 2014 Stock Plan as of March 31, 2020, of which 1,187,260 shares are available for future issuance.  The number of shares may increase, based on Board approval, each January 1  through January 1, 2024 by an amount equal to the lesser of (i) 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or (ii) a lesser amount determined by the Board.  Effective January 1, 2020, the Board elected to increase the shares authorized under the 2014 Stock Plan by 342,762 shares, which represented 2% of the of the Company’s common stock issued and outstanding as of December 31, 2019.

Restricted Stock and Restricted Stock Units

A summary of non-vested restricted stock activity for the years ended March 31, 2020 and 2019 is as follows:

		Weighted
		Average
	Restricted	Grant Day
	Stock	Fair Value
Non-vested restricted stock outstanding at March 31, 2018	217,813	$24.69
Granted	171,780	31.58
Forfeited	(28,798)	(25.39)
Vested	(81,583)	(25.45)
Non-vested restricted stock outstanding at March 31, 2019	279,212	$28.71
Granted	208,722	42.86
Forfeited	(2,163)	(22.85)
Vested	(133,776)	(28.96)
Non-vested restricted stock outstanding at March 31, 2020	351,995	$37.04

The Company recognizes compensation expense for restricted stock on a straight-line basis over the explicit vesting period. Vested restricted stock units are settled and issuable upon the earlier of the date the employee ceases to be an employee of the Company or a date certain in the future.  Stock compensation expense related to restricted stock was approximately $4.3 million for the year ended March 31, 2020.  Stock compensation expense related to restricted stock was approximately $4.1 million the year ended March 31, 2019, which included $1.4 million of expense related to the modification of restricted stock held by the Company’s former chief executive officer and president and several other key employees which were accounted for in restructuring costs.

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

As of March 31, 2020, there was $10.2 million of unvested compensation expense for the restricted stock, which is expected to be recognized over a weighted average period of 2.82 years.

Performance-Based Restricted Stock Units

A summary of the performance-based restricted stock unit activity for the years ended March 31, 2020 and 2019 is as follows:

		Weighted
		Average
	Performance	Grant Day
	Stock	Fair Value
Performance stock outstanding at March 31, 2018	109,138	$23.80
Granted	—	—
Forfeited	—	—
Vested	—	—
Performance stock outstanding at March 31, 2019	109,138	$23.80
Granted	150,291	46.23
Forfeited	(120,445)	(25.19)
Vested	—	—
Performance stock outstanding at March 31, 2020	138,984	$46.85

On October 2, 2019, the Company awarded 11,307 performance-based restricted stock units under the 2014 Stock Plan.  The performance goal was: prior to January 13, 2020, (A) issuance of a Final Order from the FCC providing for the creation and allocation of licenses for spectrum in the 900 MHz band consisting of paired blocks of contiguous spectrum, each containing at least 3 MHz of contiguous spectrum, authorized for broadband wireless communications uses and (B) the lack of objection by the Company's Board to the terms and conditions  (including, but not limited to, the rebanding, clearing and relocation procedures, license assignment and award mechanisms and technical and operational rules) set forth or referenced in the Final Order.

All 120,445 performance-based restricted stock units awarded were forfeited in January 2020 as a result of the performance conditions not being met by January 13, 2020.  No compensation expense was recorded for these performance-based restricted stock units.

On February 28, 2020, the Company awarded 95,538 performance-based restricted stock units. The performance goals are:

(A) Target Goal:  50% of the shares vest upon (i) achievement by December 31, 2020 of a Final Order from the FCC providing for the creation and allocation of licenses for spectrum in the 900 MHz band consisting of paired blocks of contiguous spectrum, each containing at least 3 MHz of contiguous spectrum, authorized for broadband wireless communications uses and (ii) the lack of objection by the Company’s Board to the terms and conditions (including, but not limited to, the rebanding, clearing and relocation procedures, license assignment and award mechanisms and technical and operational rules) set forth or referenced in the Final Order; and

(B) Stretch Goal: The remaining 50% of the performance shares vest and settle upon the earliest to occur of each of the following conditions: (i) the Company enters into one or more long-term agreement(s) with critical infrastructure or enterprise business(es) to enable such business(es) to utilize the Company’s spectrum for broadband connectivity; (ii) the combined total contract dollars payable to the Company over the initial term(s) of such agreement(s) equals or exceeds a certain amount as specified by the Board; and (iii) the agreement(s) is/are binding on such business(es) and is/are either not contingent on prior Board approval(s) or such approval(s) has/have been received.  If all of these conditions have not been achieved by December 30, 2020, the performance shares will expire unvested.

Additionally, on February 28, 2020, the Company awarded 43,446 performance-based restricted stock units.  The performance goal related to these units is: 100% of the shares will vest upon (i) achievement by December 31, 2020 of a Final Order from the FCC providing for the creation and allocation of licenses for spectrum in the 900 MHz band consisting of paired blocks of contiguous spectrum, each containing at least 3 MHz of contiguous spectrum, authorized for broadband wireless communications uses and (ii) the lack of objection by the Company’s Board to the terms and conditions (including, but not limited to, the rebanding, clearing and relocation procedures, license assignment and award mechanisms and technical and operational rules) set forth or referenced in the Final Order.

For the year ended March 31, 2020, there was no stock compensation expense recognized for the 138,984 performance-based restricted stock units.  As of March 31, 2020, there was approximately $6.5 million of unvested compensation expense related to the outstanding performance-based restricted stock units.

Stock Options

A summary of Stock Option activity for the years ended March 31, 2020 and 2019 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Options outstanding at March 31, 2018	1,968,374	$22.79
Options granted	726,875	23.73
Options exercised	(169,003)	(19.93)
Options forfeited/expired	(602,612)	(23.08)
Options outstanding at March 31, 2019	1,923,634	$23.64
Options granted	3,330	46.85
Options exercised	(107,623)	(21.71)
Options forfeited/expired	(11,875)	(45.42)
Options outstanding at March 31, 2020	1,807,466	$23.57	4.85	$40,016,394
Exercisable at March 31, 2020	1,579,433	$23.12	4.52	$35,686,550
Total vested or expected to vest at March 31, 2020	1,807,101	$23.57	4.85	$40,008,998

The Company entered into the CEO Transition Agreements on April 23, 2018.  It also entered into additional consulting and transition agreements with several other key employees during the year ended March 31, 2019.  As a result of these agreements, the Company determined that 574,434 stock options to purchase shares of the Company’s common stock should be accounted for as a Type I modification (which does not change the expectation that the award will ultimately vest resulting from an increase in the term to exercise the options) for the year ended March 31, 2019.  The Company also determined that 56,250 stock options to purchase shares of common stock should be accounted for as a Type III modification for the year ended March 31, 2019.  As a result, the 580,684 stock options are reflected as new grants and the previous grants are treated as forfeited.

The Company awarded stock options to purchase 146,191 shares of common stock to employees and consultants during the year ended March 31, 2019, of which stock options to purchase 112,000 shares of common stock were awarded to employees and stock options to purchase 34,191 shares of common stock were awarded to consultants and which each have a ten-year contractual life.  Of the 112,000 stock options to purchase shares of the Company’s common stock that were granted in the year ended March 31,

2019, 100,000 stock options were granted to the Company’s President and 12,000 stock options were granted to employees.  For the stock options granted to employees, 25% vests on the first anniversary of grant and the remainder will vest in three equal annual installments thereafter.  For the stock option to purchase 100,000 shares of common stock awarded to the Company’s President, 50% of the option shares vest on the second anniversary of grant and 25% of the options shares vests in two annual installments thereafter.  Shares granted to employees are subject to vesting, future settlement conditions and other such terms as determined by the Board and set forth in the applicable award agreements.

During the year ended March 31, 2020, the Company awarded a stock option to purchase 3,330 shares of common stock to a consultant.  The award has a contractual life of 10 years.  50% of the option shares will vest on June 30, 2020 and the remaining 50% on December 31, 2020 subject to the terms of the award agreement.

The intrinsic value of stock options exercised was approximately $2.4 million at March 31, 2020.

Additional information regarding stock options outstanding at March 31, 2020 is as follows:

							Weighted
				Weighted			Average
				Average	Weighted		Exercise Price
Exercise			Number	Remaining	Average	Options	of Shares
Prices			Outstanding	Life in Years	Exercise Price	Exercisable	Exercisable
$13.25	-	$20.00	901,550	3.47	$19.82	901,550	$19.82
20.01	-	46.23	883,836	6.24	26.76	659,133	26.89
46.24	-	72.85	22,080	5.77	48.79	18,750	49.14
			1,807,466	4.85	$23.57	1,579,433	$23.12

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

The following assumptions were used to calculate the fair value of stock options:

	Year Ended	Year Ended
	March 31, 2020	March 31, 2019
Risk-free interest rate	0.93%	2.41% to 2.68%
Dividend yield	-%	-%
Volatility	49.63%	49.71% to 50.30%
Expected term	5.67 years	5 years
Forfeiture rate	-% to 2%	3%

Performance-Based Stock Options

A summary of the Performance-Based Stock Options as of March 31, 2020 and 2019 is as follows:

	Performance Options	Weighted Average Exercise Price
Performance Options outstanding at March 31, 2018	179,945	$25.83
Performance Options granted	—	—
Performance Options exercised	—	—
Performance Options forfeited/expired	—	—
Performance Options outstanding at March 31, 2019	179,945	$25.83
Performance Options granted	82,197	46.85
Performance Options exercised	—	—
Performance Options forfeited/expired	(179,945)	(25.83)
Performance Options outstanding at March 31, 2020	82,197	$46.85

The vesting of the performance-based stock options outstanding at March 31, 2019 were subject to the attainment of a performance goal.  The performance goal was: prior to January 13, 2020: (A) the issuance of a Final Order from the FCC providing for the creation and allocation of licenses for spectrum in the 900 MHz band consisting of paired blocks of contiguous spectrum, each containing at least 3 MHz of contiguous spectrum, authorized for broadband wireless communications uses and (B) the lack of objection by the Company's Board to the terms and conditions  (including, but not limited to, the rebanding, clearing and relocation procedures, license assignment and award mechanisms and technical and operational rules) set forth or referenced in the Final Order.

All 179,945 performance-based stock options were forfeited on January 13, 2020 as a result of the performance goal not being attained and no stock compensation expense was recorded for these awards.

On February 28, 2020, the Company awarded 67,562 performance-based stock options.  The performance goals are:

(A) Target Goal:  50% of the shares vest upon (i) achievement by December 31, 2020 of a Final Order from the FCC providing for the creation and allocation of licenses for spectrum in the 900 MHz band consisting of paired blocks of contiguous spectrum, each containing at least 3 MHz of contiguous spectrum, authorized for broadband wireless communications uses and (ii) the lack of objection by the Company’s Board to the terms and conditions (including, but not limited to, the rebanding, clearing and relocation procedures, license assignment and award mechanisms and technical and operational rules) set forth or referenced in the Final Order and

(B) Stretch Goal:  The remaining 50% of the performance shares vest and settle upon the earliest to occur of each of the following conditions:  (i) the Company enters into one or more long-term agreement(s) with critical infrastructure or enterprise business(es) to enable such business(es) to utilize the Company’s spectrum for broadband connectivity; (ii) the combined total contract dollars payable to the Company over the initial term(s) of such agreement(s) equals or exceeds a certain amount as specified by the Board; and (iii) the agreement(s) is/are binding on such business(es) and is/are either not contingent on prior Board of Director approval(s) or such approval(s) has/have been received.  If all of these conditions have not been achieved by December 30, 2020, the performance shares will expire unvested.

Additionally, the Company awarded 14,635 performance-based stock options on February 28, 2020.  The performance goal is:  100% of the shares will vest upon (i) achievement by December 31, 2020 of a Final Order from the FCC providing for the creation and allocation of licenses for spectrum in the 900 MHz band consisting of paired blocks of contiguous spectrum, each containing at least 3 MHz of contiguous spectrum, authorized for broadband wireless communications uses and (ii) the lack of objection by the Company’s Board to the terms and conditions (including, but not limited to, the rebanding, clearing and relocation procedures, license assignment and award mechanisms and technical and operational rules) set forth or referenced in the Final Order.

For the year ended March 31, 2020, there was no stock compensation expense recognized for the 82,197 performance-based stock options.  As of March 31, 2020, there was approximately $1.4 million of unvested compensation expense relating to the outstanding performance-based stock options.

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

Stock compensation expense related to the amortization of the fair value of service-based stock options issued was approximately $1.5 million and $3.0 million for the years ended March 31, 2020 and 2019, respectively.  There was no stock compensation expense related to the performance-based stock options issued during those periods.  Stock compensation expense is included as part of general and administrative expense in the accompanying Consolidated Statement of Operations.

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

The weighted average fair value for the stock option awards granted for the fiscal year ended March 31, 2020 was $46.85 per share.  As of March 31, 2020, there was approximately $2.1 million of unrecognized compensation cost related to non-vested stock options granted under the Company’s stock option plans, of which $0.7 million pertains to the non-performance based stock options which is expected to be recognized over a weighted-average period of 1.7 years.

 Motorola Investment

On September 15, 2014, Motorola invested $10.0 million to purchase 500,000 Class B Units of the Company’s subsidiary, PDV Spectrum Holding Company, LLC (at a price equal to $20.00 per unit).  The Company owns 100% of the Class A Units in this subsidiary.  Motorola has the right at any time to convert its 500,000 Class B Units into 500,000 shares of the Company’s common stock.  The Company also has the right to force Motorola’s conversion into shares of its common stock.  Motorola is not entitled to any assets, profits or distributions from the operations of the subsidiary.  In addition, Motorola’s conversion ratio from Class B Units to shares of the Company’s common stock is fixed on a one-for-one basis and is not dependent on the performance or valuation of either the Company or its subsidiary.  The Class B Units have no redemption or call provisions and can only be converted into shares of the Company’s common stock.  Management has determined that this investment does not meet the criteria for temporary equity or non-controlling interest due to the limited rights that Motorola has as a holder of Class B Units and accordingly has presented this investment as part of its permanent equity within Additional Paid-in Capital in the accompanying financial statements.

13.  Supplemental Disclosure of Cash Flow Information

For the years ended March 31, 2020 and 2019, the Company paid in cash approximately $36,000 and $31,000 in taxes, respectively.  The Company did not pay any interest for the years ended March 31, 2020 and 2019.

The Company capitalized asset retirement obligations that amounted to approximately $557,000 during the year ended March 31, 2020.  The Company did not capitalize any asset retirement obligations during the year ended March 31, 2019.

During the year ended March 31, 2020, the Company entered into a barter transaction with a third party whereby it acquired wireless licenses valued at approximately $88,000 in exchange of equipment with a net book value of $21,000 and approximately $15,000 in cash.  The Company recorded a corresponding gain of $52,000.

In connection with the transfer of its TeamConnect business and support for its pdvConnect business, the Company entered into an  MOU with the principals of Goosetown on December 31, 2018.  Under the MOU, the Company agreed to assign the intellectual property rights to its pdvConnect application to the LLC, a new entity formed by the principals of Goosetown, in exchange for a 19.5% ownership interest in the LLC, effective April 30, 2019.  The Goosetown principals have agreed to fund the future operations of the LLC, subject to certain limitations.  The LLC has assumed the Company’s software support and maintenance obligations under the Goosetown and A BEEP Agreements.  The LLC has also assumed customer care services related to the Company’s pdvConnect application.  The Company provided transition services to the LLC through April 1, 2019 to facilitate an orderly transition of the customer care services.

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

14.  Contingencies

Litigation

In addition to commitments and obligations in the ordinary course of business as reflected in the lease footnote above, the Company may be subject, from time to time, to various claims and pending and potential legal actions arising out of the normal conduct of its business.  The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements.  Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing litigation contingencies is highly subjective and requires judgments about future events.  When evaluating contingencies, the Company may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories and/or the ongoing discovery and development of information important to the matters.  In addition, damage amounts claimed in litigation against it may be unsupported, exaggerated or unrelated to possible outcomes, and as such are not meaningful indicators of its potential liability.

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

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic and COVID-19 continues to cause significant disruptions throughout the United States.  The ultimate extent of the impact of COVID-19 on the financial performance of the Company and its ability to secure broadband licenses pursuant to the terms of the 900 MHz Report and Order and to commercialize any broadband licenses it secures, will depend on future developments, including the duration and spread of COVID-19, the laws, orders and restrictions imposed by federal, state and local governmental agencies, and the overall economy, all of which are highly uncertain and cannot be predicted.  If the financial markets and/or the overall economy are impacted for an extended period, the Company's operating results may be materially and adversely affected.  The Company is actively managing the business to maintain its cash flow and believes that it has adequate liquidity.

15.  Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and trade accounts receivable.

The Company places its cash and temporary cash investments with financial institutions for which credit loss is not anticipated.

As of March 31, 2020, the Company sells its pdvConnect product and extends credit predominately to one third-party carrier. The Company maintains allowances for doubtful accounts based on factors surrounding the write-off history, historical trends and other information.

16.  Business Concentrations

For the year ended March 31, 2020, the Company had two domestic carriers and one reseller that accounted for approximately 21% of total operating revenues, respectively.  For the year ended March 31, 2019, the Company had one Tier 1 domestic carrier that accounted for approximately 25% of operating revenue.  For the 2020 and 2019 fiscal years, operating revenues were from domestic sales.

As of March 31, 2020, the Company had one domestic carrier and one reseller that accounted for approximately 71% of total accounts receivable.  As of March 31, 2019, the Company had one Tier 1 domestic carrier that accounted for approximately 31% of its accounts receivable.

17.  Selected Quarterly Financial Data (Unaudited)

Selected financial data by quarter was as follows (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Fiscal Year ended March 31, 2020	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating revenues	$453	$423	$361	$327	$1,564
Net loss	$(9,374)	$(7,715)	$(8,811)	$(11,738)	$(37,638)
Net loss per common share basic and diluted	$(0.63)	$(0.46)	$(0.52)	$(0.68)	$(2.29)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Fiscal Year ended March 31, 2019	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating revenues	$1,872	$1,824	$1,501	$1,302	$6,499
Net loss	$(12,302)	$(11,779)	$(8,351)	$(9,561)	$(41,993)
Net loss per common share basic and diluted	$(0.85)	$(0.81)	$(0.57)	$(0.65)	$(2.88)