Form 10-Q
period 2020-06-30
Anterix Inc.
filed 2020-08-06
CIK 1304492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________

FORM 10-Q

____________________________________

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

At July 31, 2020, 17,296,295 shares of the registrant’s common stock were outstanding.

Anterix Inc.

FORM 10-Q

For the quarterly period ended June 30, 2020

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Form 10-Q”) includes statements of our expectations, intentions, plans, and beliefs that constitute “forward-looking statements.”  These forward-looking statements are principally, but not solely, contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements include, but are not limited to, statements about our strategies, plans, objectives, expectations, intentions, expenditures and assumptions and other statements contained herein that are not historical facts. Our forward-looking statements are generally, but not always, accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “should,” “will,” “may,” “plan,” “goal,” “can,” “could,” “continuing,” “ongoing,” “intend” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and projections about future events and financial, market and business trends. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause our actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. Many of these risks, uncertainties and other factors are beyond our ability to control, influence, or predict. The most significant of these risks, uncertainties and other factors are described in “Item 1A—Risk Factors” in Part II of this Form 10-Q and in our Annual Report on Form 10-K for the year ended March 31, 2020 filed with the SEC on May 28, 2020.  As a result, investors are urged not to place undue reliance on any forward-looking statements.  These forward-looking statements reflect our views and assumptions only as of the date such forward-looking statements were made. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1:  Consolidated Financial Statements

Anterix Inc.

Consolidated Balance Sheets

(dollars in thousands, except share data)

	June 30, 2020	March 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$124,766	$137,453
Accounts receivable, net of allowance for doubtful accounts of $10 and $12, respectively	25	61
Prepaid expenses and other current assets	1,597	4,638
Total current assets	126,388	142,152
Property and equipment, net	5,867	7,000
Right of use assets, net	6,090	6,500
Intangible assets	115,839	111,526
Equity method investment	35	39
Other assets	166	180
Total assets	$254,385	$267,397
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$3,988	$5,649
Due to related parties	106	110
Restructuring reserve	341	636
Operating lease liabilities	1,611	1,695
Deferred revenue	729	733
Total current liabilities	6,775	8,823
Noncurrent liabilities
Operating lease liabilities	6,668	7,051
Deferred revenue	2,551	2,733
Deferred income tax	3,095	3,084
Other liabilities	849	640
Total liabilities	19,938	22,331
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized and no shares outstanding at June 30, 2020 and March 31, 2020	—	—
Common stock, $0.0001 par value per share, 100,000,000 shares authorized and 17,289,027 shares issued and outstanding at June 30, 2020 and 17,184,712 shares issued and outstanding at March 31, 2020	2	2
Additional paid-in capital	455,489	450,978
Accumulated deficit	(221,044)	(205,914)
Total stockholders' equity	234,447	245,066
Total liabilities and stockholders' equity	$254,385	$267,397

See accompanying notes to consolidated financial statements.

Anterix Inc.

Consolidated Statements of Operations

(dollars in thousands, except share data)

(Unaudited)

	Three months ended June 30,
	2020	2019
Operating revenues
Service revenue	$74	$271
Spectrum revenue	182	182
Total operating revenues	256	453
Operating expenses
Direct cost of revenue (exclusive of depreciation and amortization)	548	918
General and administrative	5,738	4,848
Sales and support	661	1,214
Product development	692	680
Depreciation and amortization	1,208	642
Stock compensation expense	1,955	1,577
Restructuring costs	13	110
Impairment of long-lived assets	29	—
Total operating expenses	10,844	9,989
Loss from disposal of intangible assets	(4,678)	—
Loss from operations	(15,266)	(9,536)
Interest income	41	354
Other income	110	100
Loss on equity method investment	(4)	—
Loss before income taxes	(15,119)	(9,082)
Income tax expense	11	292
Net loss	$(15,130)	$(9,374)
Net loss per common share basic and diluted	$(0.88)	$(0.63)
Weighted-average common shares used to compute basic and diluted net loss per share	17,207,532	14,763,379

See accompanying notes to consolidated financial statements.

Anterix Inc.

Consolidated Statement of Stockholders’ Equity

(dollars in thousands, except share data)

(Unaudited)

	Number of Shares

	Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total
Balance at March 31, 2020	17,184,712	$2	$450,978	$(205,914)	$245,066
Equity based compensation*	38,465	—	1,955	—	1,955
Equity payment of prior year accrued employee related expenses	19,733	—	1,537	—	1,537
Stock option exercises	46,117	—	1,019	—	1,019
Net loss	—	—	—	(15,130)	(15,130)
Balance at June 30, 2020	17,289,027	$2	$455,489	$(221,044)	$234,447

* includes restricted shares

See accompanying notes to consolidated financial statements.

Anterix Inc.

Consolidated Statement of Stockholders’ Equity

(dollars in thousands, except share data)

(Unaudited)

	Number of Shares

	Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total
Balance at March 31, 2019	14,739,145	1	$349,227	$(168,464)	$180,764
Cumulative effect of change in accounting principle	—	—	(188)	188	—
Balance at April 1, 2019	14,739,145	1	349,039	(168,276)	180,764
Equity based compensation*	24,853	—	1,577	—	1,577
Stock option exercises	79,323	—	1,719	—	1,719
Shares withheld for taxes	(3,208)	—	(142)	—	(142)
Net loss	—	—	—	(9,374)	(9,374)
Balance at June 30, 2019	14,840,113	$1	$352,193	$(177,650)	$174,544

* includes restricted shares

See accompanying notes to consolidated financial statements.

Anterix Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Three months ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,130)	$(9,374)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	1,208	642
Non-cash compensation expense attributable to stock awards	1,955	1,577
Deferred income taxes	11	292
Bad debt expense	—	87
Loss from disposal of intangible assets	4,678	—
(Gain) loss on disposal of long-lived assets	(1)	1
Impairment of long-lived assets	29	—
Loss on equity method investment	4	—
Changes in operating assets and liabilities
Accounts receivable	36	182
Prepaid expenses and other assets	3,055	(7)
Right of use assets	411	347
Accounts payable and accrued expenses	(124)	(1,372)
Due to related parties	(4)	(73)
Restructuring reserve	(295)	(803)
Operating lease liabilities	(467)	(324)
Deferred revenue	(187)	(199)
Other liabilities	209	(6)
Net cash used by operating activities	(4,612)	(9,030)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible assets	(8,991)	—
Purchases of equipment	(103)	(247)
Net cash used by investing activities	(9,094)	(247)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	1,019	1,719
Payments of withholding tax on net issuance of restricted stock	—	(142)
Net cash provided by financing activities	1,019	1,577
Net change in cash and cash equivalents	(12,687)	(7,700)
CASH AND CASH EQUIVALENTS
Beginning of the period	137,453	76,722
End of the period	$124,766	$69,022
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period:
Taxes paid	$—	$1
Non-cash financing activities:
Equity payment of prior year accrued employee related expenses	$1,537	$—

See accompanying notes to consolidated financial statements.

Anterix Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.     Nature of Operations

Anterix Inc. (formerly known as pdvWireless, Inc., the “Company”) is a wireless communications company focused on commercializing its spectrum assets to enable its targeted utility and critical infrastructure customers to deploy private broadband networks, technologies and solutions.  The Company is the largest holder of licensed spectrum in the 900 MHz band (896-901/935-940 MHz) with nationwide coverage throughout the contiguous United States, Hawaii, Alaska and Puerto Rico.  On May 13, 2020, the Federal Communications Commission (“FCC”) approved a Report and Order to modernize and realign the 900 MHz band to increase its usability and capacity by allowing it to be utilized for the deployment of broadband networks, technologies and solutions (the “Report and Order”).  The Company is now engaged in qualifying for and securing broadband licenses from the FCC, with a focus on pursuing licenses in those counties in which it believes it has near-term commercial opportunities.  At the same time, the Company’s sales and marketing organization is pursuing opportunities to lease the broadband licenses it secures to its targeted utility and critical infrastructure customers.

The Company was originally incorporated in California in 1997 and reincorporated in Delaware in 2014.  In November 2015, the Company changed its name from Pacific DataVision, Inc. to pdvWireless, Inc.  On August 6, 2019, the Company changed its name from pdvWireless, Inc. to Anterix Inc.  The Company maintains offices in Woodland Park, New Jersey and McLean, Virginia.

Historical Business Operations

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

In June 2018, the Company announced its plan to restructure its operations to align and focus its business priorities on its broadband spectrum initiatives.  Consistent with this restructuring plan, the Company transferred its TeamConnect business in December 2018 to A BEEP LLC (“A BEEP”) and Goosetown Enterprises, Inc (“Goosetown”), with the Company continuing to provide customer care, billing and collection services through April 1, 2019.  On December 31, 2018, the Company entered into a memorandum of understanding (“MOU”) with the principals of Goosetown.  Under the terms of the MOU, the Company assigned the intellectual property rights to its TeamConnect and pdvConnect related applications to TeamConnect LLC (the “LLC”).  The LLC assumed customer care services related to the pdvConnect service, with the Company providing transition services to the LLC through April 1, 2019.  On April 1, 2020, the Company transferred its pdvConnect customers to the LLC and the LLC agreed to pay the Company a certain portion of the recurring revenues from these customers.

Follow-on Offering

In July 2019, the Company completed a registered follow-on offering in which it sold 2,222,223 shares of its common stock at a purchase price to the public of $45.00 per share.  Net proceeds were approximately $94.2 million after deducting $5.5 million in underwriting discounts and commissions, and $0.3 million in offering expenses.

Executive Succession Plan

On June 25, 2020, the Company issued a press release announcing an effective date of July 1, 2020 for its executive leadership succession plan (the “Succession Plan”), which followed the achievement of the FCC Report and Order.

2.     Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The unaudited consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information.  Pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

Because certain information and footnote disclosures have been condensed or omitted, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, as filed on May 28, 2020 with the SEC.  In the Company’s opinion all normal and recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included.  The Company believes that the disclosures made in the unaudited consolidated interim financial statements are adequate to make the information not misleading.  The results of operations for the interim periods presented are not necessarily indicative of the results for the year.  The Company is also required to make certain estimates with regard to the valuation of awards and forfeiture rates for its share-based award programs.  New estimates in the period relate to determining the Company’s estimated incremental borrowing rate in recognizing right of use assets and operating lease liabilities.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the financial statements in the applicable period.  Accordingly, actual results could materially differ from those estimates.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, including PDV Spectrum Holding Company, LLC formed in April 2014.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the presentation of the corresponding amounts in the financial statements for the three months ended June 30, 2020.  These reclassifications had no effect on previously reported net loss or net loss per common share basic and diluted.

Intangible Assets

Intangible assets are wireless licenses that will be used to provide the Company with the exclusive right to utilize designated radio frequency spectrum to provide wireless communication services.  On May 13, 2020, the FCC approved the Report and Order to modernize and realign the 900 MHz band to increase its usability and capacity by allowing it to be utilized for the deployment of broadband networks, technologies and solutions.  The Company is now engaged in qualifying for and securing broadband licenses from the FCC, with a focus on pursuing licenses in those counties in which it believes it has near-term commercial opportunities. While licenses are issued for only a fixed time, generally ten years, such licenses are subject to renewal by the FCC.  License renewals have occurred routinely and at nominal cost in the past.  There are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of the Company’s wireless licenses.  As a result, the Company has determined that the wireless licenses should be treated as an indefinite-lived intangible asset.  The Company will evaluate the useful life determination for its wireless licenses each year to determine whether events and circumstances continue to support their treatment as an indefinite useful life asset.

The licenses are tested for impairment annually on an aggregate basis, as the Company will be utilizing the wireless licenses on an integrated basis as part of developing broadband.  In the year ended March 31, 2020, (“Fiscal 2020”), the Company performed a step zero qualitative approach to test indefinite-lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing.  There are no triggering events indicating impairment in the three months ended June 30, 2020.

See Note 4 “Intangible Assets” for a discussion of the Company’s loss from the disposal of intangible assets incurred during the quarter ended June 30, 2020.

Long-Lived Asset and Right of Use Asset Impairment

The Company evaluates long-lived assets, including right of use assets, other than intangible assets with indefinite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable.  Asset groups are determined at the lowest level for which identifiable cash flows are largely independent of cash flows of other groups of assets and liabilities.  When the carrying amount of the asset groups are not recoverable and exceeds its fair value, an impairment loss is recognized equal to the excess of the asset group’s carrying value over the estimated fair value. During the three months ended June 30, 2020, the Company recorded a $29,000 non-cash impairment charge for long-lived assets consisting of $29,000 for network site costs to reduce the carrying values to zero.  There was no impairment charge for the three months ending June 30, 2019.

Net Loss Per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities.  For purposes of the diluted net loss per share calculation, preferred stock, stock options, restricted stock and warrants are considered to be potentially dilutive securities.  Because the Company has reported a net loss for the three months ended June 30, 2020 and 2019, respectively, diluted net loss per common share is the same as basic net loss per common share for those periods.

Common stock equivalents resulting from potentially dilutive securities approximated 1,586,000 and 1,395,000 at June 30, 2020 and 2019, respectively, and have not been included in the dilutive weighted average shares of common stock outstanding, as their effects are anti-dilutive.

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

3.     Revenue

In December 2018, the Company’s board of directors (the “Board”) approved the transfer of its TeamConnect business and support for its pdvConnect business to help reduce operating costs and to allow the Company to focus on its FCC initiatives and future broadband opportunities.  Specifically, the Company entered into: (i) a Customer Acquisition and Resale Agreement with A BEEP on January 2, 2019, (ii) a Customer Acquisition, Resale and Licensing Agreement with Goosetown on January 2, 2019 and (iii) an MOU with the principals of Goosetown on December 31, 2018.    Under the A BEEP and Goosetown Agreements, the Company agreed to: (i) transfer its TeamConnect customers located in the Atlanta, Chicago, Dallas, Houston and Phoenix metropolitan markets to A BEEP, (ii) transfer its TeamConnect customers located in the Baltimore/Washington DC, Philadelphia and New York metropolitan markets to Goosetown, (iii) provide A BEEP and Goosetown with access to MotoTRBO Systems and (iv) grant A BEEP and Goosetown the right to resell access to the MotoTRBO Systems pursuant to separate Mobile Virtual Network Operation arrangements for a two-year period.    The Company also granted Goosetown a license to sell the business applications the Company developed for its TeamConnect service.  On March 31, 2019, the agreements were amended to formally set the transition date for the businesses as April 1, 2019 and to clarify the responsibilities between the parties.

Under these agreements, A BEEP and Goosetown agreed to provide customer care, billing and collection services for their respective acquired customers.    The Company continued to provide these services through April 1, 2019 to help facilitate the transitioning of the acquired customers.  Additionally, the Company is required to maintain and pay all site lease, backhaul and utility costs required to operate the MotoTRBO Systems for a two-year period.    As part of the Company’s efforts to clear the 900 MHz spectrum for broadband use, A BEEP and Goosetown are required to migrate the acquired customers off the MotoTRBO Systems over the two-year period.  In consideration for the customers and rights the Company transferred, A BEEP and Goosetown are required to pay a certain portion of the recurring revenues they receive from the acquired customers ranging from 100% to 20% during the terms of the agreements.  Additionally, A BEEP is required to pay the Company a portion of recurring revenue from customers who utilize A BEEP’s push-to-talk Diga-talk Plus application service ranging from 35% to 15% for a period of two years.    For a period of two years, Goosetown is required to pay the Company 20% of recurring revenues from the TeamConnect applications it licensed.

Under the terms of the MOU that the Company entered into with the principals of Goosetown on December 31, 2018, the Company assigned the intellectual property rights to its TeamConnect and pdvConnect related applications to the LLC.  The LLC also assumed customer care services related to the pdvConnect service, with the Company providing transition services to the LLC through April 1, 2019. On April 1, 2020, the Company transferred its pdvConnect customers to the LLC, and the LLC agreed to pay the Company a certain portion of the recurring revenues from these customers.

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

pdvConnect is a proprietary cloud-based mobile resource management solution which has historically been sold as a separate software-as-a-service offering for dispatch-centric business customers who utilize Tier 1 cellular networks, and to a lesser extent, who utilize land mobile radio networks not operated by the Company.  pdvConnect was historically sold directly by the Company or through two Tier 1 domestic carriers.  The service is contracted and billed on a month-to-month basis, and the Company satisfies its performance obligation over time as the services are delivered.  On April 1, 2020, these customers were transferred to the LLC.  The LLC agreed to pay the Company a certain portion of the recurring revenues through the term of the agreement.

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

Spectrum Revenue.  In September 2014, Motorola paid the Company an upfront, fully-paid fee of $7.5 million in order to use a portion of the Company’s wireless spectrum licenses.  The payment of the fee is accounted for as deferred revenue on the Company’s consolidated balance sheets and is recognized ratably as the service is provided over the contractual term of approximately ten years.    The revenue recognized for the three months ended June 30, 2020 and 2019 was approximately $182,000 each period.

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

As a result of transferring customers to A BEEP and Goosetown, all contract and contract acquisition costs were impaired.  The Company increased direct cost of revenue amounting to $178,000 and sales and support expense amounting to $258,000 for the three months ended June 30, 2019.

Contract liabilities.  Contract liabilities primarily relate to advance consideration received from customers for spectrum services, for which revenue is recognized over time, as the services are performed.  These contract liabilities are recorded as deferred revenue on the balance sheet.  The related liability as of March 31, 2020 of $3.5 million has been reduced by revenue recognized in the three months ended June 30, 2020 of $0.2 million leaving a remaining liability of $3.3 million as of June 30, 2020.

4.     Intangible Assets

Wireless licenses are considered indefinite-lived intangible assets.  Indefinite-lived intangible assets are not subject to amortization but instead are tested for impairment annually, or more frequently if an event indicates that the asset might be impaired.  There were no impairment charges related to the Company’s indefinite-lived intangible assets during the three months ended June 30, 2020 and 2019.

During the three months ended June 30, 2020, the Company entered into agreements with several third parties in multiple U.S. markets to acquire wireless licenses for cash consideration of $9.0 million, after receiving FCC approval.

The nation’s railroads, particularly the major freight lines, operate on six narrowband 900 MHz channels licensed to their trade association, the Association of American Railroads (“AAR”).  Three of these narrowband channels are located in the 900 MHz broadband segment created by the FCC in the Report and Order.  As a result, in order to qualify for broadband licenses under the Report and Order, the Company will be required to provide spectrum for the relocation of the AAR channels to narrowband channels outside the 900 MHz broadband segment.

In January 2020, the Company entered into an agreement with the AAR in which it agreed to cancel licenses in the 900 MHz band to enable the AAR to relocate its operations, including operations utilizing the three channels located in the 900 MHz broadband segment (the “AAR Agreement”).  The FCC referenced the AAR agreement in the Report and Order, and required the Company to cancel its licenses and return them to the FCC in accordance with the AAR Agreement.  The Report and Order provides that the FCC will make the channels associated with these licenses available to the AAR to enable the AAR to relocate their current operations.  The Report and Order also provides that the FCC will credit the Company for its cancelled licenses for purposes of determining the Company’s eligibility to secure broadband licenses and the calculation of any anti-windfall payments.

In accordance with the Report and Order, the Company cancelled its licenses in the three months ended June 30, 2020.  Because the Company did not receive any licenses nor monetary reimbursement in exchange for the cancellation, but only credit for purposes of determining its future eligibility and  payment obligations for broadband licenses under the Report and Order, the Company recorded a $4.7 million loss from disposal of the intangible assets in the Consolidated Statements of Operations for the three months ended June 30, 2020.

Intangible assets consist of the following at June 30, 2020 and March 31, 2020 (in thousands):

Wireless Licenses
Balance at March 31, 2020	$111,526
Acquisitions	8,991
Cancellations	(4,678)
Balance at June 30, 2020	$115,839

5.     Equity Method Investment

In connection with the transfer of its TeamConnect business and support for its pdvConnect business, the Company entered into a memorandum of understanding (“MOU”) with the principals of Goosetown on December 31, 2018.  Under the MOU, the Company agreed to assign the intellectual property rights to its pdvConnect application to the LLC, a new entity formed by the principals of Goosetown, in exchange for a 19.5% ownership interest in the LLC, effective April 30, 2019.    The Goosetown principals have agreed to fund the future operations of the LLC, subject to certain limitations.    The LLC has assumed the Company’s software support and maintenance obligations under the Goosetown and A BEEP Agreements.    The LLC has also assumed customer care services related to the Company’s pdvConnect application.    The Company provided transition services to the LLC through April 1, 2019 to facilitate an orderly transition of the customer care services.  On April 1, 2020, the Company transferred its pdvConnect customers to the LLC, and the LLC agreed to pay the Company a certain portion of the recurring revenues from these customers.

During the three months ended June 30, 2020, the change in the carrying value of the investment in the LLC is summarized as follows (in thousands):

Equity Method Investment
Equity method investment carrying value at March 31, 2020	$39
Share of net loss from LLC	(4)
Equity method investment carrying value at June 30, 2020	$35

6.     Related Party Transactions

Under the terms of the MOU, the Company is obligated to pay the LLC a monthly service fee for a 24-month period ending on January 7, 2021 for its assumption of the Company’s support obligations under the A BEEP and Goosetown agreements.  The Company is also obligated to pay the LLC a certain portion of the billed revenue received by the Company from pdvConnect customers for a 48-month period.  For the three months ended June 30, 2020 and 2019, the Company incurred $176,000 and

$264,000 under the MOU, respectively.  As of June 30, 2020 and March 31, 2020, the Company owed $1,000 and $12,000 to the LLC, respectively.

The Company did not purchase any equipment from Motorola for the three months ended June 30, 2020.  The Company purchased $9,000 of equipment from Motorola for the three months ended June 30, 2019.  The Motorola revenue recognized for the three months ended June 30, 2020 and, 2019 were approximately $182,000 each quarter.  As of June 30, 2020 and March 31, 2020, the Company owed $105,000 and $98,000 to Motorola, respectively.

On May 5, 2020, the Company entered into a consulting agreement with Rachelle B. Chong under which Ms. Chong will serve as a Senior Advisor to the Company’s management team effective May 15, 2020.  In connection with the consulting agreement, Ms. Chong submitted her resignation from the Company’s Board of Directors and as a member of the Board’s Nominating and Corporate Governance Committee.  During the three months ended June 30, 2020, the Company incurred $24,000 in consulting fees to Ms. Chong.  As of June 30, 2020, the Company did not owe Ms. Chong fees for consulting services.

7.     Impairment and Restructuring Charges

Long-lived Assets and Right of Use Assets Impairment.

During the three months ended June 30, 2020, the Company recorded a $29,000 non-cash impairment charge for long-lived assets consisting of $29,000 for network site costs to reduce the carrying values to zero.  There was no impairment charge for the three months ending June 30, 2019.

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

For the three months ended June 30, 2020,  total accrued restructuring charges for the April 2018 and June 2018 restructuring activities were as follows (in thousands):

Restructuring Activities
Balance at March 31, 2020	$565
Cash payments	(309)
Balance at June 30, 2020 (classified as current liabilities - restructuring reserve)	$256

December 2018 cost reductions.    On December 31, 2018, the Company’s board of directors approved the following cost reduction actions: (i) the elimination of approximately 20 positions, or 30% of the Company’s workforce and (ii) the closure of its office in San Diego, California (collectively, the “December 2018 Cost-Reduction Actions”).  For the three months ended June 30, 2020 and 2019, the Company recorded an additional restructuring charge relating to the December 2018 Cost-Reduction Actions amounting to $14,000 and $144,000, respectively, related to employee severance and benefit costs.  For the three months ended June 30, 2019, the Company reduced the facility exit costs accrual for its San Diego, California office by approximately $28,000.  The Company completed the cost reduction and restructuring actions in July 31, 2019 and the related cash payments for severance costs was completed by the end of August 31, 2019.

For the three months ended June 30, 2020, total December 2018 cost reduction charges were as follows (in thousands):

Restructuring Activities
Balance at March 31, 2020	$71
Severance costs	14
Cash payments	—
Balance at June 30, 2020 (classified as current liabilities - restructuring reserve)	$85

8.     Leases

A lease is defined as a contract that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration.  On April 1, 2019, the Company adopted ASC 842 and it primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee.

Substantially all of the leases in which the Company is the lessee are comprised of corporate office space and tower space.  The Company is obligated under certain lease agreements for office space with lease terms expiring on various dates from October 14, 2024 through June 30, 2027, which includes a ten-year lease extension for its corporate headquarters.  The Company entered into multiple lease agreements for tower space related to its TeamConnect business.  The lease expiration dates range from July 31, 2020 to June 30, 2026.

Substantially all of the Company’s leases are classified as operating leases, and as such, were previously not recognized on the Company’s Consolidated Balance Sheet. With the adoption of Topic 842, operating lease agreements are required to be recognized on the Consolidated Balance Sheet as Right of Use (“ROU”) assets and corresponding lease liabilities.

ROU assets include any prepaid lease payments and exclude any lease incentives and initial direct costs incurred.  Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.  The lease terms may include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option.

Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

	Three months ended June 30,
	2020	2019
Weighted average term - operating lease liabilities	4.83 years	5.53 years
Weighted average incremental borrowing rate – operating lease liabilities	13%	13%

Rent expense amounted to approximately $0.7 million for the three months ended June 30, 2020, of which approximately $0.4 million was classified as cost of revenue and the remainder of approximately $0.3 million was classified in operating expenses in the Consolidated Statements of Operations.  Rent expense amounted to approximately $0.6 million for the three months June 30, 2019, of which approximately $0.4 million, was classified as cost of revenue and the remainder of approximately $0.2 million was classified in operating expenses in the Consolidated Statements of Operations.

In June 2020, the Company terminated an operating tower space lease early resulting in a non-cash reductions in ROU assets by $19,000, operating lease liabilities by $20,000 and gain in disposal of long-lived asset by $1,000.

The following table presents net lease cost for the three months ended June 30, 2020 and 2019 (in thousands):

	Three months ended June 30,
	2020	2019
Lease cost
Operating lease cost (cost resulting from lease payments)	$659	$624
Short term lease cost	3	22
Sublease income	(3)	(4)
Net lease cost	$659	$642

The following table presents supplemental cash flow and non-cash activity information for the three months ended June 30, 2020 and 2019 (in thousands):

	Three months ended June 30,
	2020	2019
Operating cash flow information:
Operating lease - operating cash flows (fixed payments)	$723	$637
Operating lease - operating cash flows (liability reduction)	$467	$324
Non-cash activity:
Right of use assets obtained in exchange for new operating lease liabilities	$—	$7,904

The following table presents supplemental balance sheet information as of June 30, 2020 and March 31, 2020 (in thousands):

	June 30, 2020	March 31, 2020
Non-current assets - right of use assets, net	$6,090	$6,500
Current liabilities - operating lease liabilities	$1,611	$1,695
Non-current liabilities - operating lease liabilities	$6,668	$7,051

Future minimum payments under non-cancelable leases for office and tower spaces (exclusive of real estate tax, utilities, maintenance and other costs borne by the Company), for the remaining terms of the leases following the three months ended June 30, 2020 are as follows (in thousands):

Operating
Fiscal Year	Leases
2021 (excluding the three months ended June 30, 2020)	$1,977
2022	2,292
2023	2,126
2024	1,920
2025	1,532
After 2025	1,373
Total future minimum lease payments	11,220
Amount representing interest	(2,941)
Present value of net future minimum lease payments	$8,279

9.     Income Taxes

On March 27, 2020, the Coronavirus Aid Relief and Economic Security (“CARES”) Act was signed into law.  The Act contains several new or changed income tax provisions, including but not limited to the following: increased limitation threshold for determining deductible interest expense, class life changes to qualified improvements (in general, from 39 years to 15 years) and the ability to carry back net operating losses (“NOLs”) incurred from tax years 2018 through 2020 up to the five preceding tax years.  Most of these provisions are either not applicable or have no material effect on the Company.  However, the CARES Act changed the language of when NOLs converted from a 20-year life to an indefinite life.  From the Tax Cuts and Jobs Act of 2017 (“TCJA”) rule, NOLs in tax periods ending after December 31, 2017 had an indefinite life.  Under the new CARES Act, NOLs generated in periods beginning after December 31, 2017 are carried forward indefinitely.  This dating change effectively disqualified the Company's March 31, 2018 NOL as an indefinite lived asset and source of taxable income to offset the Company's deferred tax liability stemming from indefinite-lived intangibles.  The Company's NOLs generated after March 31, 2018, may continue to be used as an indefinite-lived asset to offset the deferred tax liability, but limited to 80% of future taxable income (or the balance of the deferred tax liability as of March 31, 2020).  The total impact of this date change from the CARES Act increased the Company's net federal deferred tax liability from approximately $0.2 million to $1.6 million as of March 31, 2020.  The state deferred tax liability of approximately $1.4 million as of March 31, 2020 is unchanged.

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

For the three months ended June 30, 2020, the Company incurred federal and state net operating losses of approximately $14.9 million and $12.0 million, respectively, to offset future taxable income, of which $19.0 million can be carried forward indefinitely, but can only offset 80% of taxable income when used.

The Company used a discrete effective tax rate method to calculate taxes for the three months ended June 30, 2020. The Company determined that applying an estimate of the annual effective tax rate would not provide a reasonable estimate as small changes in estimated “ordinary” loss would result in significant changes in the estimated annual effective tax rate.  Accordingly, for the three months ending June 30, 2020, the Company recorded a total deferred tax expense of $11,000 due to the inability to use some portion of federal and state NOL carryforwards against the deferred tax liability created by amortization of indefinite-lived intangibles.

10.    Stock Acquisition Rights, Stock Options and Warrants

The Company established the 2014 Stock Plan (the “2014 Stock Plan”) to attract, retain and reward individuals who contribute to the achievement of the Company’s goals and objectives. This 2014 Stock Plan superseded previous stock plans although under such previous plans, 19,358 stock option shares were outstanding and vested as of June 30, 2020.

The Company’s Board has reserved 4,147,985 shares of common stock for issuance under its 2014 Stock Plan as of June 30, 2020, of which 890,473 shares are available for future issuance.  The number of shares may increase, based on Board approval, each January 1  through January 1, 2024 by an amount equal to the lesser of (i) 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or (ii) a lesser amount determined by the Board.  Effective January 1, 2020, the Board elected to increase the shares authorized under the 2014 Stock Plan by 342,762 shares, which represented 2% of the of the Company’s common stock issued and outstanding as of December 31, 2019.

Restricted Stock and Restricted Stock Units

A summary of non-vested restricted stock activity for the three months ended June 30, 2020 is as follows:

		Weighted
		Average
	Restricted	Grant Day
	Stock	Fair Value
Non-vested restricted stock outstanding at March 31, 2020	352,194	$37.41
Granted	205,981	49.86
Forfeited	—	—
Vested	(53,957)	42.13
Non-vested restricted stock outstanding at June 30, 2020	504,218	$41.99

The Company recognizes compensation expense for restricted stock on a straight-line basis over the explicit vesting period.  Vested restricted stock units are settled and issuable upon the earlier of the date the employee ceases to be an employee of the Company or a date certain in the future.  Stock compensation expense related to restricted stock was approximately $1.7 million and $1.0 million for the three months ended June 30, 2020 and 2019, respectively.

At June 30, 2020, there was $17.1 million of unvested compensation expense for restricted stock, which is expected to be recognized over a weighted average period of 2.8 years.

Performance Stock Units

A summary of the performance stock unit activity for the three months ended June 30, 2020 is as follows:

		Weighted
		Average
	Performance	Grant Day
	Stock	Fair Value
Performance stock outstanding at March 31, 2020	138,984	$46.85
Granted	30,049	49.92
Forfeited	—	—
Vested	—	—
Performance stock outstanding at June 30, 2020	169,033	$47.10

On February 28, 2020, the Company awarded 95,538 performance-based restricted stock units. The performance goals are:

(A) Target Goal:  50% of the shares vest upon (i) achievement by December 31, 2020 of a Final Order from the FCC providing for the creation and allocation of licenses for spectrum in the 900 MHz band consisting of paired blocks of contiguous spectrum, each containing at least 3 MHz of contiguous spectrum, authorized for broadband wireless communications uses and (ii) the lack of objection by the Company’s Board to the terms and conditions (including, but not limited to, the rebanding, clearing and relocation procedures, license assignment and award mechanisms and technical and operational rules) set forth or referenced in the Final Order; and

(B) Stretch Goal: The remaining 50% of the performance shares vest and settle upon the occurrence of all three of the following conditions: (i) the Company enters into one or more long-term agreement(s) with critical infrastructure or enterprise business(es) to enable such business(es) to utilize the Company’s spectrum for broadband connectivity; (ii) the combined total contract dollars payable to the Company over the initial term(s) of such agreement(s) equals or exceeds a certain amount as specified by the Board; and (iii) the agreement(s) is/are binding on such business(es) and is/are either not contingent on prior Board approval(s) or such approval(s) has/have been received.  If all of these conditions have not been achieved by December 30, 2020, the performance shares will expire unvested.

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

On June 24, 2020, the Company awarded up to 60,098 performance-based restricted units to the newly appointed President and Chief Executive Officer as part of the Succession Plan, (the “CEO Performance Units”).  The performance-based restricted units will vest based on the Company’s achievement of revenue metric over a four-year measurement period from the grant date, with 30,049 units vesting if the target revenue metric is achieved and up to 60,098 vesting if the maximum revenue metric is achieved.

For the three months ended June 30, 2020, the Company recorded stock compensation expense amounting to approximately $7,000 for the CEO Performance Units.  For the three months ended June 30, 2019, there was no stock compensation expense recognized for the performance-based restricted stock units.  As of June 30, 2020, there was approximately $8.0 million of unvested compensation expense related to the outstanding performance-based restricted stock units.

Stock Options

A summary of stock option activity for the three months ended June 30, 2020 is as follows:

	Options	Weighted Average Exercise Price
Options outstanding at March 31, 2020	1,807,466	$23.93
Options granted	60,558	49.92
Options exercised	(58,704)	(29.39)
Options forfeited/expired	—	—
Options outstanding at June 30, 2020	1,809,320	$24.63

On June 24, 2020, the Company awarded a stock option to purchase 60,558 shares of common stock to its newly appointed President and Chief Executive Officer as part of the Succession Plan.  The award has a contractual life of 10 years. 25% of the option shares will vest on July 1, 2021with the remaining shares vesting in three equal annual installments, based on the President and Chief Executive Officer’s continuous service to the Company through the applicable vesting dates.

The Black-Scholes option model requires weighted average assumptions to be used for the calculation of the Company’s stock compensation expense.  The assumptions used during the three months ended June 30, 2020 were:  the expected life of the award was 6.07 years; the risk free interest rate was 0.43%; the expected volatility rate was 53.41%; the expected dividend yield was 0.0%; and the expected forfeiture rate was 0%.

Stock compensation expense related to the amortization of the fair value of stock options issued was approximately $0.2 million  for the three months ended June 30, 2020. For the three months ended June 30, 2019, stock compensation expense was approximately $0.6 million.

As of June 30, 2020, there was approximately $2.0 million of unrecognized compensation expense related to non-vested stock options granted under the Company’s stock option plans which is expected to be recognized over a weighted-average period of 1.9 years.

Performance Stock Options

A summary of the performance stock options as of June 30, 2020 is as follows:

	Performance Options	Weighted Average Exercise Price
Performance Options outstanding at March 31, 2020	82,197	$46.85
Performance Options granted	—	—
Performance Options exercised	—	—
Performance Options forfeited/expired	—	—
Performance Options outstanding at June 30, 2020	82,197	$46.85

On February 28, 2020, the Company awarded 67,562 performance-based stock options.  The performance goals are:

(A) Target Goal:  50% of the shares vest upon (i) achievement by December 31, 2020 of a Final Order from the FCC providing for the creation and allocation of licenses for spectrum in the 900 MHz band consisting of paired blocks of contiguous spectrum, each containing at least 3 MHz of contiguous spectrum, authorized for broadband wireless communications uses and (ii) the lack of objection by the Company’s Board to the terms and conditions (including, but not limited to, the rebanding, clearing and relocation procedures, license assignment and award mechanisms and technical and operational rules) set forth or referenced in the Final Order and

(B) Stretch Goal:  The remaining 50% of the performance shares vest and settle upon the occurrence of all three of the following conditions:  (i) the Company enters into one or more long-term agreement(s) with critical infrastructure or enterprise business(es) to enable such business(es) to utilize the Company’s spectrum for broadband connectivity; (ii) the combined total contract dollars payable to the Company over the initial term(s) of such agreement(s) equals or exceeds a certain amount as specified by the Board; and (iii) the agreement(s) is/are binding on such business(es) and is/are either not contingent on prior Board of Director approval(s) or such approval(s) has/have been received.  If all of these conditions have not been achieved by December 30, 2020, the performance shares will expire unvested.

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

For the three months ended June 30, 2020, there was no stock compensation expense recognized for the 82,197 performance-based stock options.  As of June 30, 2020, there was approximately $1.4 million of unvested compensation expense relating to the outstanding performance-based stock options.

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

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic and COVID-19 continues to cause significant disruptions throughout the United States.  The ultimate extent of the impact of COVID-19 on the financial performance of the Company and its ability to secure broadband licenses pursuant to the terms of the 900 MHz Report and Order and to commercialize any broadband licenses it secures, will depend on future developments, including the duration and spread of COVID-19, the laws, orders and restrictions imposed by federal, state and local governmental agencies, and the overall economy, all of which are highly uncertain and cannot be predicted.  If the financial markets and/or the overall economy are impacted for an extended period, the Company's operating results may be materially and adversely affected.  The Company is actively managing the business to maintain its cash flow and believes that it has adequate liquidity through at least the next twelve months.

12.     Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable.

The Company places its cash and temporary cash investments with financial institutions for which credit loss is not anticipated.

As of June 30, 2020, the Company sells its pdvConnect product and extends credit predominately to one third-party carrier. The Company maintains allowances for doubtful accounts based on factors surrounding the write-off history, historical trends, and other information.

13.     Business Concentrations

For the three months ended June 30, 2020, the Company had one reseller that accounted for approximately 14% of total operating revenues.  For the three months ended June 30, 2019, the Company had two Tier 1 domestic carrier that accounted for approximately 89% of operating revenues.

As of June 30, 2020, the Company had one domestic carrier that accounted for approximately 73% of total accounts receivable.  As of March 31, 2020, the Company had one domestic carrier and one reseller that accounted for approximately 71% of total accounts receivable.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of the financial condition and results of operations of Anterix Inc. (“Anterix,” the “Company”, “we”, “us”, or “our”) should be read in conjunction with our financial statements and notes thereto included in this Quarterly Report on Form 10-Q (the “Form 10-Q”) and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2020, filed with the SEC on May 28, 2020 (the “Annual Report”).  In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those identified or referenced in “Item 1A—Risk Factors” in Part II of this Form 10-Q.  As a result, investors are urged not to place undue reliance on any forward-looking statements.  Except to the limited extent required by applicable law, we do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

Overview

We are a wireless communications company focused on commercializing our spectrum assets to enable our targeted utility and critical infrastructure customers to deploy private broadband networks, technologies and solutions.  We are the largest holder of licensed spectrum in the 900 MHz band (896-901/935-940 MHz) with nationwide coverage throughout the contiguous United States, Hawaii, Alaska and Puerto Rico.  On May 13, 2020, the Federal Communications Commission (“FCC”) approved a Report and Order to modernize and realign the 900 MHz band to increase its usability and capacity by allowing it to be utilized for the deployment of broadband networks, technologies and solutions (the “Report and Order”).  We are now engaged in qualifying for and securing broadband licenses from the FCC, with a focus on pursuing licenses in those counties in which we believe we have near-term commercial opportunities.  At the same time, our sales and marketing organization is pursuing opportunities to lease the broadband licenses we secure to our targeted utility and critical infrastructure customers.

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

1.50% Licensed Spectrum Test.    To be eligible for a broadband license in a particular county, we must demonstrate that we hold more than 50% of the outstanding licensed channels in the county.  Because the 50% Licensed Spectrum Test is based on licensed channels, any channels that are not licensed by the FCC are not included in the denominator when determining whether we have satisfied this test.  The denominator is determined by the number of channels licensed by all licensees with sites in the county and within 20 miles of the county boundary.  In some situations, a single channel is licensed by more than one entity, and therefore could be counted more than once.  The FCC has licensed less than 399 channels in all but the most populous counties.  As of the date of this filing, we satisfy the 50% Licensed Spectrum Test in more than 3,100 counties of the 3,223 counties in the United States and its territories.

2.90% Broadband Segment Test.    The second test, the 90% Broadband Segment Test, addresses the balance between a voluntary market process to clear any Covered Incumbent (i.e., holders of licenses in the broadband segment) and the mandatory relocation process established by the FCC in the Report and Order (which applies to all Covered Incumbents, except for those Covered Incumbents operating “Complex Systems” as described below).  This test requires we hold or have agreements with Covered Incumbents for 90% of the licensed channels in the broadband segment in a particular county and within 70 miles of the county’s boundaries.  The broadband segment in the 900 MHz band has a total of 241 channels.  The 90% Broadband Segment Test is calculated using outstanding licensed channels, which means that if the FCC has licensed 241 channels, we will be required to have control of or agreements covering 217 channels within the broadband segment.  In many counties in the United States, the FCC has licensed fewer than 241 channels in the broadband segment and these unlicensed channels are not included in the denominator when determining whether we have satisfied this 90% Broadband Segment Test.

Before filing for a broadband license, we must satisfy the 90% Broadband Segment Test by utilizing our channel holdings and negotiating with Covered Incumbents on a purely voluntary basis for any additional channels we require to satisfy this test.  Only after we satisfy the 90% Broadband Segment Test will the FCC issue a broadband license to us and commence the “Mandatory Retuning” period.  During this period, any Covered Incumbents that remain in the broadband segment (other than Complex Systems) are required to negotiate with us in good faith to clear the broadband segment, subject to intervention by the FCC if the parties cannot reach an agreement.

3.240 Channel Requirement.    The Report and Order requires the broadband applicant to surrender 6 MHz of spectrum (or 240 channels)  in a county to receive the broadband license.  If we do not have sufficient channels in the county to return 240 channels to the FCC, we will make an “Anti-Windfall Payment” to the U.S. Treasury to secure the broadband license.  The Anti-Windfall Payment for these channels will be based on prices paid in the applicable county in the 600 MHz auction conducted by the FCC.

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

The Association of American Railroads.    The nation’s railroads, particularly the major freight lines, operate on six narrowband 900 MHz channels licensed to their trade association, the Association of American Railroads (“AAR”).  Three of these narrowband channels are located in the 900 MHz broadband segment created by the FCC in the Report and Order.  As a result, in order to qualify for broadband licenses under the Report and Order, we are required to provide spectrum for the relocation of the AAR channels to narrowband channels outside the 900 MHz broadband segment.

In January 2020, we entered into an agreement with the AAR in which it agreed to cancel licenses in the 900 MHz band to enable the AAR to relocate its operations, including operations utilizing the three channels located in the 900 MHz broadband segment (the “AAR Agreement”).  The FCC referenced the AAR agreement in the Report and Order and required us to cancel our licenses and return them to the FCC in accordance with the AAR Agreement.  The Report and Order provides that the FCC will make the channels associated with these licenses available to the AAR to enable the AAR to relocate their current operations.  The Report and Order also provides that the FCC will credit us for our cancelled licenses for purposes of determining our eligibility and the calculation of our requirement to pay any anti-windfall payments to secure broadband licenses.

In accordance with the Report and Order, we cancelled our licenses and recorded a loss on the disposal of intangible assets, in the three months ended June 30, 2020.

Costs of Securing Broadband Licenses

As a broadband applicant, we can satisfy the three eligibility tests discussed above by including our existing licensed channels and by acquiring or retuning additional channels when necessary through (i) spectrum purchases, (ii) spectrum relocations and/or (iii) Anti-Windfall Payments, or any combination thereof.

1.Channel Acquisition.  In 2015, we began acquiring targeted additional channels in various markets in anticipation of the Report and Order.  We will continue to employ spectrum acquisition as a tool for those situations where an incumbent desires to exit the 900 MHz band.  We may selectively acquire channels outside the 900 MHz broadband segment and use them to swap for channels within the broadband segment.  For purposes of broadband license eligibility, any potential acquisitions we negotiate will be included as part of our broadband application, but the acquisition does not need to be consummated at the time we submit our license application.

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

3.Anti-Windfall Payments.    To obtain a 6 MHz broadband license, we must surrender up to 240 licensed channels in the county.  As this band has been underutilized historically, most counties in the United States do not have 240 channels licensed.  To make up the difference, we will pay for the difference in  spectrum  held by the Company and the 6 MHz it will be receiving as the broadband licensee by making an Anti-Windfall Payment.  As noted above, the FCC will use as a reference the spectrum price based on the average price paid in the FCC’s 600 MHz auction in a given county.

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

Under the terms of the MOU, we assigned the intellectual property rights to our TeamConnect and pdvConnect related applications to TeamConnect LLC (the “LLC”), a new entity formed by the principals of Goosetown, in exchange for a 19.5% ownership interest in the LLC, effective April 30, 2019.  The Goosetown Principals have agreed to fund the future operations of the LLC, subject to certain limitations. The LLC assumed our software support and maintenance obligations under the A BEEP and Goosetown Agreements.  The LLC also assumed customer care services related to the pdvConnect service.  We provided transition services to the LLC through April 1, 2019.  We are also obligated to pay the LLC a monthly service fee for a 24-month period ending on January 7, 2021 for its assumption of our support obligations under the A BEEP and Goosetown Agreements.  We are obligated to pay the LLC a certain portion of the billed revenue we received from pdvConnect customers for a 48-month period.  On April 1, 2020, we transferred the pdvConnect customers to the LLC, and the LLC agreed to provide us a portion of the billed revenue they receive from these customers.

Results of Operations

Comparison of the three months ended June 30, 2020 and 2019

The following table sets forth our results of operations for the three months ended June 30, 2020 (“Fiscal 2021”) and 2019 (“Fiscal 2020”). The period-to-period comparison of financial results is not necessarily indicative of the financial results we will achieve in future periods.

Operating revenues

	Three months ended June 30,		Aggregate Change
(in thousands)	2020	2019	2020 from 2019
	(Unaudited)	(Unaudited)
Service revenue	$74	$271	$(197)	-73%
Spectrum lease revenue	182	182	—	0%
Total operating revenues	$256	$453	$(197)	-43%

Overall operating revenues decreased by $0.2 million, or 43%, to $0.3 million for the three months ended June 30, 2020 from $0.5 million for the three months ended June 30, 2019.  The decrease in the three months is primarily attributable to the transfer of pdvConnect customers to the LLC.

Operating expenses

	Three months ended June 30,		Aggregate Change
(in thousands)	2020	2019	2020 from 2019
	(Unaudited)	(Unaudited)
Direct cost of revenue (exclusive of depreciation and amortization)	$548	$918	$(370)	-40%
General and administrative	5,738	4,848	890	18%
Sales and support	661	1,214	(553)	-46%
Product development	692	680	12	2%
Depreciation and amortization	1,208	642	566	88%
Stock compensation expense	1,955	1,577	378	24%
Restructuring costs	13	110	(97)	-88%
Impairment of long-lived assets	29	—	29	100%
Total operating expenses	$10,844	$9,989	$855	9%

Direct cost of revenue.  Direct cost of revenue decreased by $0.4 million, or 40%, to $0.5 million for the three months ended June 30, 2020 from $0.9 million for the three months ended June 30, 2019.  The $0.4 million decrease in the three months ended June 30, 2020 resulted from a $0.2 million impairment of contract costs related to the TeamConnect customers transferred to A Beep and Goosetown that we incurred in Fiscal 2020, and a $0.2 million decrease in the support services related to the transfer of the TeamConnect customers.

General and administrative expenses.  General and administrative expenses increased by $0.9 million, or 18%, to $5.7 million for the three months ended June 30, 2020 from $4.8 million for three months ended June 30, 2019.  The increase of $0.9 million resulted mainly from a $0.6 million increase in headcount and related costs and $0.3 million higher consulting charges to assist with the FCC initiatives.

Sales and support expenses.  Sales and support expenses decreased by $0.6 million, or 46%, to $0.7 million for the three months ended June 30, 2020 from $1.2 million for three months ended June 30, 2019.  The $0.6 million decrease principally resulted  from a $0.3 million impairment of contract costs incurred in Fiscal 2020 related to the TeamConnect customers transferring to A BEEP and Goosetown.  In addition, a $0.2 million decrease for rebranding efforts in Fiscal 2020 that did not incur in Fiscal 2021.

Product development expenses. Product development expenses remained relatively flat for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.

Depreciation and amortization. Depreciation and amortization increased by $0.6 million, or 88% to $1.2 million for the three months ended June 30, 2020 from $0.6 million for the three months ended June 30, 2019.  The increase was due the change in useful life for our network sites during Fiscal 2020 that resulted in higher depreciation expense for the three months ended June 30, 2020.

Stock compensation expense.  Stock compensation expense increased by $0.4 million, or 24%, to $2.0 million for the three months ended June 30, 2020 from $1.6 million for the three months ended June 30, 2019. The increase is attributable to higher valuation of equity grants awarded due to increase in stock price during the first quarter of Fiscal 2021.

Restructuring costs.  Restructuring costs decreased by $97,000, or 88%, to $13,000 for the three months ended June 30, 2020 from $0.1 million for the three months ended June 30, 2019.  The decrease was mainly due to the reduction of employee severance and benefit costs relating to the December 2018 cost reduction and restructuring actions related to the transfer of the TeamConnect business to A BEEP and Goosetown and the transfer of the pdvConnect business to the LLC.

Impairment of long-lived assets.  The impairment for the three months ended June 30, 2020 resulted from the $29,000 non-cash impairment charge for long-lived assets for network sites.  There was no impairment charge for the three months ended June 30, 2019.

Loss from disposal of intangible assets

	Three months ended June 30,		Aggregate Change

(in thousands)	2020	2019	2020 from 2019
	(Unaudited)	(Unaudited)
Loss from disposal of intangible assets	$(4,678)	$—	$(4,678)	-100%

In the three months ended June 30, 2020, we cancelled licenses in the 900 MHz band in accordance with the Report and Order and our agreement with the AAR.  Because we did not receive any licenses nor monetary reimbursement in exchange for the cancellation, but only credit for purposes of determining our future eligibility and payment requirements for broadband licenses under the Report and Order, we recorded a $4.7 million loss from disposal of the intangible assets in the Consolidated Statements of Operations for the three months ended June 30, 2020.

Interest income

	Three months ended June 30,		Aggregate Change
(in thousands)	2020	2019	2020 from 2019
	(Unaudited)	(Unaudited)
Interest income	$41	$354	$(313)	-88%

Interest income decreased by 88% for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019 due to the lower cash balances due to payments for spectrum acquisitions.

Other  income

	Three months ended June 30,		Aggregate Change
(in thousands)	2020	2019	2020 from 2019
	(Unaudited)	(Unaudited)
Other income	$110	$100	$10	10%

Other income remained relatively flat for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.

Loss on equity method investment

	Three months ended June 30,		Aggregate Change
(in thousands)	2020	2019	2020 from 2019
	(Unaudited)	(Unaudited)
Loss on equity method investment	$(4)	$—	$(4)	-100%

The loss on investment for the three months ended June 30, 2020 is due to the 19.5% ownership interest in TeamConnect LLC.

Income tax expense

	Three months ended June 30,		Aggregate Change
(in thousands)	2020	2019	2020 from 2019
	(Unaudited)	(Unaudited)
Income tax expense	$11	$292	$(281)	-96%

On March 27, 2020, the Coronavirus Aid Relief and Economic Security (“CARES”) Act was signed into law.  The new CARES Act modified Section 172(b)(1)(A) of the Internal Revenue Code to state that net operating loss (“NOL”) arising in a taxable year beginning before January 1, 2018, is carried forward 20 years provided that a carryback claim is not effected.  From this adjusted provision, our March 31, 2018 NOL carryforward changed from an indefinite life to a 20-year life.  We used a discrete effective tax rate method to calculate taxes for the three months ended June 30, 2020. We determined that applying an estimate of the annual effective tax rate would not provide a reasonable estimate as small changes in estimated “ordinary” loss would result in significant changes in the estimated annual effective tax rate.  Accordingly, for the three months ending June 30, 2020, we recorded a total deferred tax expense of $11,000 due to the inability to use some portion of federal and state NOL carryforwards against the deferred tax liability created by amortization of indefinite-lived intangibles.

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

Liquidity and Capital Resources

At June 30, 2020, we had cash and cash equivalents of $124.8 million.

Our accounts receivable are heavily concentrated in one domestic carrier partner. As of June 30, 2020, our net accounts receivable balance was approximately $25,000, of which approximately $18,000, or approximately 73%, was owed by this one domestic carrier partner.

Cash Flows from Operating, Investing and Financing Activities

	Three months ended June 30,
(in thousands)	2020	2019
	(Unaudited)	(Unaudited)
Net cash used by operating activities	$(4,612)	$(9,030)
Net cash used by investing activities	$(9,094)	$(247)
Net cash provided by financing activities	$1,019	$1,577

Net cash used by operating activities.  Net cash used in operating activities was $4.6 million for the three months ended June 30, 2020, as compared to $9.0 million for the three months ended June 30, 2019. The majority of net cash used by operating activities during the three months ended June 30, 2020 resulted from our net loss of $15.1 million partially offset by non-cash stock-based compensation of $2.0 million, loss from disposal of intangible assets of $4.7 million and decrease in prepaid expenses and other assets by $3.1 million.  The majority of net cash used by operating activities during the three months ended June 30, 2019 resulted from the net loss of $9.4 million and decrease in accounts payable and accrued expenses by $1.4 million, partially offset by non-cash stock-based compensation of $1.6 million.

Net cash used by investing activities.  Net cash used in investing activities was approximately $9.1 million for the three months ended June 30, 2020 as compared to $0.2 million used for the three months ended June 30, 2019.  The net cash used  by investing activities during the three months ended June 30, 2020 resulted from wireless license acquisitions amounting to $9.0 million and purchase of equipment amounting to $0.1 million.  The net cash used by investing activities during the three months ended June 30, 2019 resulted from construction costs related to internally developed software.

Net cash provided by financing activities. For the three months ended June 30, 2020 and 2019, net cash provided by financing activities was $1.0 million and $1.6 million, respectively, primarily from the proceeds from stock option exercises.

We are now engaged in qualifying for and securing broadband licenses from the FCC pursuant to the Report and Order.  At the same time, our sales and marketing department are pursuing opportunities to lease the broadband licenses we secure to our targeted utility and critical infrastructure customers. Our future capital requirements will depend on many factors, including: the timeline and costs to acquire broadband licenses pursuant to the Report and Order, including the costs to acquire additional spectrum, the costs related to retuning, or swapping spectrum held by, Covered Incumbents and the costs of paying Anti-Windfall payments to the U.S. Treasury; costs related to the commercializing of our spectrum assets; and our ability to sign customer contracts and generate revenues from the license or transfer of any broadband licenses we secure; the terms and conditions of any customer contracts, including the timing of payments; the costs associated with expanding our business development, sales and marketing organization, the costs and ongoing obligations related to our former TeamConnect and pdvConnect businesses; the revenues we generate from royalties we may receive from our agreements we entered into with the buyers of our TeamConnect and our pdvConnect businesses; and our ability to control our operating expenses.

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

We believe our cash and cash equivalents on hand will be sufficient to meet our financial obligations through at least the next 12 months.  As noted above, our future capital requirements will depend on a number of factors, including among others, the costs and timing of securing broadband licenses, including our spectrum retuning activities, spectrum acquisitions and the Anti-Windfall payments to the U.S. Treasury, and our operating activities and any revenues we generate through our commercialization activities.  When combining our estimated clearing and spectrum acquisition costs with our anticipated Anti-Windfall payments to the U.S. Treasury to effectively acquire additional spectrum from the FCC’s inventory in markets where we need it, we anticipate the combined total costs to range from $130 to $160 million, the significant majority of which we intend to spend over through the end of fiscal year 2024.  We will deploy this capital at our determined pace based on several key ongoing factors, including customer demand, market opportunity, and offsetting income from spectrum leases.  As we cannot predict the duration or scope of the COVID-19 pandemic and its impact on our targeted customers, the potential negative financial impact to our results of operations and financial condition cannot be reasonably estimated.  We are actively managing the business to maintain our cash flow and believe that we currently have adequate liquidity.  To implement our business plans and initiatives, however, we may need to raise additional capital.  We cannot predict with certainty the exact amount or timing for any future capital raises.  See “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q for a reference to the risks and uncertainties that could cause our costs to be more than we currently anticipate and/or our revenue and operating results to be lower than we currently anticipate.  If required, we intend to raise additional capital through debt or equity financings, including pursuant to our Shelf Registration Statement, or through some other financing arrangement.  However, we cannot be sure that additional financing will be available if and when needed, or that, if available, we can obtain financing on terms favorable to our stockholders and to us.  Any failure to obtain financing when required will have a material adverse effect on our business, operating results, financial condition and liquidity.

Off-balance sheet arrangements

As of June 30, 2020 and March 31, 2020, we did not have and do not have any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our management, including our President and Chief Executive Officer and our Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of the end of such period.

Changes in Internal Control over Financial Reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our President and Chief Executive Officer and our Chief Financial Officer, concluded that no changes in our internal control over financial reporting occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our President and Chief Executive Officer and our Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not involved in any material legal proceedings.

Item 1A.  Risk Factors.

In evaluating us and our common stock, we urge you to carefully consider the risks (including those disclosed below) and other information in this Quarterly Report on Form 10-Q as well as the risk factors disclosed in our Annual Report on Form 10-K for the year ended March 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on May 28, 2020 (the “Annual Report”).  There have been no material changes from the risk factors as previously disclosed in our Annual Report.  Any of the risks discussed in this Quarterly Report on Form 10-Q and in our Annual Report, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On May 18, 2015, we completed a public offering of our common stock in which we raised net proceeds of approximately $64.8 million.  We registered the shares of common stock issued in the offering on a Registration Statement on Form S-1 (File No. 333-203681), which the SEC declared effective on May 12, 2015.  Through June 30, 2020, we have used the entire  $64.8 million of the net proceeds from this offering.  We did not complete any transaction in which we paid any of these proceeds, directly or indirectly, to our directors or officers, to any person owning 10% or more of any class of our equity securities, to any associate of any of the foregoing, or to any of our affiliates.  There has been no material change in the expected uses of the net proceeds from the offering as described in our Registration Statement.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

On August 4, 2020, we entered into Amendment 2 (“Amendment 2”) to the IP Assignment, Software Support, and Development Services Agreement, dated as of January 7, 2019, as previously amended, by and between us and TeamConnect, LLC (the “LLC”).  Under Amendment 2, we agreed to the transfer of our pdvConnect customers to the LLC, effective as of April 1, 2020.  In exchange for the customer transfer, the LLC agreed to pay us a certain portion of the recurring revenues from these customers.    The foregoing summary of Amendment 2 is not complete, and is qualified in its entirety by reference to the full text thereof, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q, and incorporated herein by reference.

Item 6.  Exhibits.

Exhibit No.	Description of Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of Anterix Inc. (the “Company”).
3.2(2)	Certificate of Amendment No. 1 to Amended and Restated Certificate of Incorporation of the Company.
3.3(3)	Certificate of Amendment No. 2 to Amended and Restated Certificate of Incorporation of the Company.
4(4)	Amended and Restated Bylaws of the Company.
4.1(5)	Amendment No. 1 to the Amended and Restated ByLaws of the Company.
4.2(1)	Form of Common Stock Certificate of the Company.
10.1#	Amendment 2, dated August 4, 2020, to the IP Assignment, Software Support, and Development Services Agreement, dated as of January 7, 2019, by and between us and TeamConnect, LLC.
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

____________

(1)Incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-201156), filed with the SEC on December 19, 2014.

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

(3)Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36827), filed with the SEC on August 6, 2019.

(4)Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36827), filed with the SEC on June 27, 2017.

(5)Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36827), filed with the SEC on May 8, 2020.

*The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

#  Certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

Anterix Inc.

Date:	August 6, 2020	/s/ Robert H. Schwartz
Robert H. Schwartz
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 6, 2020	/s/ Timothy A. Gray
Timothy A. Gray
Chief Financial Officer (Principal Financial and Principal Accounting Officer)