Form 10-Q
period 2020-09-30
Anterix Inc.
filed 2020-11-16
CIK 1304492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________

FORM 10-Q

____________________________________

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

At November 11, 2020, 17,494,639 shares of the registrant’s common stock were outstanding.

Anterix Inc.

FORM 10-Q

For the quarterly period ended September 30, 2020

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

PART I. FINANCIAL INFORMATION

Item 1:  Consolidated Financial Statements

Anterix Inc.

Consolidated Balance Sheets

(dollars in thousands, except share data)

	September 30, 2020	March 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$116,210	$137,453
Accounts receivable, net of allowance for doubtful accounts of $8 and $12, respectively	59	61
Prepaid expenses and other current assets	2,358	4,638
Total current assets	118,627	142,152
Property and equipment, net	4,755	7,000
Right of use assets, net	5,665	6,500
Intangible assets	117,341	111,526
Equity method investment	23	39
Other assets	210	180
Total assets	$246,621	$267,397
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$4,016	$5,649
Due to related parties	114	110
Restructuring reserve	89	636
Operating lease liabilities	1,531	1,695
Deferred revenue	729	733
Total current liabilities	6,479	8,823
Noncurrent liabilities
Operating lease liabilities	6,254	7,051
Deferred revenue	2,368	2,733
Deferred income tax	3,240	3,084
Other liabilities	982	640
Total liabilities	19,323	22,331
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized and no shares outstanding at September 30, 2020 and March 31, 2020	—	—
Common stock, $0.0001 par value per share, 100,000,000 shares authorized and 17,487,201 shares issued and outstanding at September 30, 2020 and 17,184,712 shares issued and outstanding at March 31, 2020	2	2
Additional paid-in capital	464,620	450,978
Accumulated deficit	(237,324)	(205,914)
Total stockholders' equity	227,298	245,066
Total liabilities and stockholders' equity	$246,621	$267,397

See accompanying notes to consolidated financial statements.

Anterix Inc.

Consolidated Statements of Operations

(dollars in thousands, except share data)

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019
Operating revenues
Service revenue	$66	$241	$140	$512
Spectrum revenue	182	182	364	364
Total operating revenues	248	423	504	876
Operating expenses
Direct cost of revenue (exclusive of depreciation and amortization)	515	699	1,063	1,617
General and administrative	5,582	4,557	11,320	9,405
Sales and support	631	759	1,292	1,973
Product development	805	555	1,497	1,236
Depreciation and amortization	1,190	636	2,398	1,277
Stock compensation expense	8,618	1,412	10,573	2,989
Restructuring costs	8	50	21	160
Impairment of long-lived assets	—	—	29	—
Total operating expenses	17,349	8,668	28,193	18,657
(Gain)/loss from disposal of intangible assets, net	(829)	—	3,849	—
(Gain)/loss from disposal of long-lived assets, net	(5)	61	(6)	62
Loss from operations	(16,267)	(8,306)	(31,532)	(17,843)
Interest income	31	634	72	988
Other income	113	113	222	214
(Loss)/income on equity method investment	(12)	15	(16)	15
Loss before income taxes	(16,135)	(7,544)	(31,254)	(16,626)
Income tax expense	145	171	156	463
Net loss	$(16,280)	$(7,715)	$(31,410)	$(17,089)
Net loss per common share basic and diluted	$(0.94)	$(0.46)	$(1.82)	$(1.09)
Weighted-average common shares used to compute basic and diluted net loss per share	17,350,386	16,634,154	17,279,349	15,702,673

See accompanying notes to consolidated financial statements.

Anterix Inc.

Consolidated Statement of Stockholders’ Equity

(dollars in thousands, except share data)

(Unaudited)

	Number of Shares

	Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total
Balance at June 30, 2020	17,289,027	$2	$455,489	$(221,044)	$234,447
Equity based compensation*	167,975	—	8,618	—	8,618
Equity payment of prior year accrued employee related expenses	4,199	—	—	—	—
Stock option exercises	26,000	—	513	—	513
Shares withheld for taxes	—	—	—	—	—
Net loss	—	—	—	(16,280)	(16,280)
Balance at September 30, 2020	17,487,201	$2	$464,620	$(237,324)	$227,298

Balance at March 31, 2020	17,184,712	$2	$450,978	$(205,914)	$245,066
Equity based compensation*	206,440	—	10,573	—	10,573
Equity payment of prior year accrued employee related expenses	23,932	—	1,537	—	1,537
Stock option exercises	72,117	—	1,532	—	1,532
Shares withheld for taxes	—	—	—	—	—
Net loss	—	—	—	(31,410)	(31,410)
Balance at September 30, 2020	17,487,201	$2	$464,620	$(237,324)	$227,298

* includes restricted shares

See accompanying notes to consolidated financial statements.

Anterix Inc.

Consolidated Statement of Stockholders’ Equity

(dollars in thousands, except share data)

(Unaudited)

	Number of Shares

	Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total
Balance at June 30, 2019	14,840,113	$1	$352,193	$(177,650)	$174,544
Issuance of stock during July 2019 follow-on offering, net of closing costs	2,222,223	1	94,243	—	94,244
Equity based compensation*	55,844	—	1,412	—	1,412
Stock option exercises	15,000	—	301	—	301
Shares withheld for taxes	(7,242)	—	(304)	—	(304)
Net loss	—	—	—	(7,715)	(7,715)
Balance at September 30, 2019	17,125,938	$2	$447,845	$(185,365)	$262,482

Balance at April 1, 2019	14,739,145	$1	$349,039	$(168,276)	$180,764
Issuance of stock during July 2019 follow-on offering, net of closing costs	2,222,223	1	94,243	—	94,244
Equity based compensation*	80,697	—	2,989	—	2,989
Stock option exercises	94,323	—	2,020	—	2,020
Shares withheld for taxes	(10,450)	—	(446)	—	(446)
Net loss	—	—	—	(17,089)	(17,089)
Balance at September 30, 2019	17,125,938	$2	$447,845	$(185,365)	$262,482

* includes restricted shares

See accompanying notes to consolidated financial statements.

Anterix Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Six months ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(31,410)	$(17,089)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	2,398	1,277
Non-cash compensation expense attributable to stock awards	10,573	2,989
Deferred income taxes	156	463
Bad debt expense	—	49
Net loss from disposal of intangible assets	3,849	—
(Gain)/loss on disposal of long-lived assets, net	(6)	74
Impairment of long-lived assets	29	—
Loss/(income) on equity method investment	16	(15)
Changes in operating assets and liabilities
Accounts receivable	2	381
Prepaid expenses and other assets	(163)	546
Right of use assets	841	698
Accounts payable and accrued expenses	505	(1,247)
Due to related parties	4	(69)
Restructuring reserve	(547)	(1,537)
Operating lease liabilities	(961)	(661)
Deferred revenue	(369)	(397)
Other liabilities	342	(5)
Net cash used by operating activities	(14,741)	(14,543)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible assets, including refundable deposits	(7,829)	(202)
Purchases of equipment	(205)	(301)
Net cash used by investing activities	(8,034)	(503)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from July 2019 follow-on offering	—	94,244
Proceeds from stock option exercises	1,532	2,020
Payments of withholding tax on net issuance of restricted stock	—	(446)
Net cash provided by financing activities	1,532	95,818
Net change in cash and cash equivalents	(21,243)	80,772
CASH AND CASH EQUIVALENTS
Beginning of the period	137,453	76,722
End of the period	$116,210	$157,494
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period:
Taxes paid	$33	$21
Non-cash investing activity:
Contribution of capital equipment to TeamConnect LLC	$—	$14
Network equipment provided in exchange for wireless licenses	$23	$—
Non-cash financing activities:
Equity payment of prior year accrued employee related expenses	$1,537	$—

See accompanying notes to consolidated financial statements.

Anterix Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.     Nature of Operations

Anterix Inc. (the “Company”) is a wireless communications company focused on commercializing its spectrum assets to enable its targeted utility and critical infrastructure customers to deploy private broadband networks, technologies and solutions.  The Company is the largest holder of licensed spectrum in the 900 MHz band (896-901/935-940 MHz) with nationwide coverage throughout the contiguous United States, Hawaii, Alaska and Puerto Rico.  On May 13, 2020, the Federal Communications Commission (“FCC”) approved a Report and Order to modernize and realign the 900 MHz band to increase its usability and capacity by allowing it to be utilized for the deployment of broadband networks, technologies and solutions (the “Report and Order”).  The Report and Order was published in the Federal Register on July 16, 2020 and became effective on August 17, 2020.  The Company is now engaged in qualifying for and securing broadband licenses from the FCC, with a focus on pursuing licenses in those counties in which it believes it has near-term commercial opportunities.  At the same time, the Company’s sales and marketing organization is pursuing opportunities to lease the broadband licenses it secures to its targeted utility and critical infrastructure customers.

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

TeamConnect LLC

On August 4, 2020, we entered into Amendment 2 (“Amendment 2”) to the IP Assignment, Software Support, and Development Services Agreement, dated as of January 7, 2019, as previously amended, by and between us and TeamConnect, LLC (the “LLC”).  Under Amendment 2, we agreed to transfer our pdvConnect customers to the LLC, effective as of April 1, 2020, except for one Tier 1 domestic carrier.  In exchange for the customer transfer, the LLC agreed to pay us a certain portion of the recurring revenues from these customers.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the presentation of the corresponding amounts in the financial statements for the three and six months ended September 30, 2020.  These reclassifications had no effect on previously reported net loss or net loss per common share basic and diluted.

Intangible Assets

Intangible assets are wireless licenses that will be used to provide the Company with the exclusive right to utilize designated radio frequency spectrum to provide wireless communication services.  On May 13, 2020, the FCC approved the Report and Order to modernize and realign the 900 MHz band to increase its usability and capacity by allowing it to be utilized for the deployment of broadband networks, technologies and solutions.  The Report and Order was published in the Federal Register on July 16, 2020 and became effective on August 17, 2020.  The Company is now engaged in qualifying for and securing broadband licenses from the FCC, with a focus on pursuing licenses in those counties in which it believes it has near-term commercial opportunities. While licenses are issued for only a fixed time, generally ten years, such licenses are subject to renewal by the FCC.  License renewals have occurred routinely and at nominal cost in the past.  There are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of the Company’s wireless licenses.  As a result, the Company has determined that the wireless licenses should be treated as an indefinite-lived intangible asset.  The Company will evaluate the useful life determination for its wireless licenses each year to determine whether events and circumstances continue to support their treatment as an indefinite useful life asset.

The licenses are tested for impairment annually on an aggregate basis, as the Company will be utilizing the wireless licenses on an integrated basis as part of developing broadband.  In the year ended March 31, 2020, (“Fiscal 2020”), the Company performed a step zero qualitative approach to test indefinite-lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing.  There are no triggering events indicating impairment in the three and six months ended September 30, 2020.

See Note 4 “Intangible Assets” for a discussion of the Company’s (gain)/loss from the disposal of intangible assets incurred during the period ended September 30, 2020.

Long-Lived Asset and Right of Use Asset Impairment

The Company evaluates long-lived assets, including right of use assets, other than intangible assets with indefinite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable.  Asset groups are determined at the lowest level for which identifiable cash flows are largely independent of cash flows of other groups of assets and liabilities.  When the carrying amount of the asset groups are not recoverable and exceeds its fair value, an impairment loss is recognized equal to the excess of the asset group’s carrying value over the estimated fair value. During the six months ended September 30, 2020, the Company recorded a $29,000 non-cash impairment charge for long-lived assets consisting of $29,000 for network site costs to reduce the carrying values to zero.  There was no impairment charge for the three months ended September 30, 2020 and three and six months ended September 30, 2019.

Net Loss Per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities.  For purposes of the diluted net loss per share calculation, preferred stock, stock options, restricted stock and warrants are considered to be potentially dilutive securities.  Because the Company has reported a net loss for the three and six months ended September 30, 2020 and 2019, respectively, diluted net loss per common share is the same as basic net loss per common share for those periods.

Common stock equivalents resulting from potentially dilutive securities approximated 1,540,000 and 1,409,000 at September 30, 2020 and 2019, respectively, and have not been included in the dilutive weighted average shares of common stock outstanding, as their effects are anti-dilutive.

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

Service Revenue.    The Company has historically derived its service revenue from a fixed monthly recurring unit price per user, with 30-day payment terms, for its pdvConnect and TeamConnect service offerings.

pdvConnect is a proprietary cloud-based mobile resource management solution which has historically been sold as a separate software-as-a-service offering for dispatch-centric business customers who utilize Tier 1 cellular networks, and to a lesser extent, who utilize land mobile radio networks not operated by the Company.  pdvConnect was historically sold directly by the Company or through two Tier 1 domestic carriers.  The service is contracted and billed on a month-to-month basis, and the Company satisfies its performance obligation over time as the services are delivered.  On April 1, 2020, these customers were transferred to the LLC, except for one Tier 1 domestic carrier.  The LLC agreed to pay the Company a certain portion of the recurring revenues from the transferred customers through the term of the agreement.

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

Spectrum Revenue.  In September 2014, Motorola paid the Company an upfront, fully-paid fee of $7.5 million in order to use a portion of the Company’s wireless spectrum licenses.  The payment of the fee is accounted for as deferred revenue on the Company’s consolidated balance sheets and is recognized ratably as the service is provided over the contractual term of approximately ten years.    The revenue recognized for the three and six months ended September 30, 2020 and 2019 were approximately $182,000 and $364,000, respectively for each period.

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

As a result of transferring customers to A BEEP and Goosetown, all contract and contract acquisition costs were impaired for the six months ended September 30, 2019.  The Company increased direct cost of revenue amounting to $178,000 and sales and support expense amounting to $258,000 for the six months ended September 30, 2019.   The Company did not incur contract and contract acquisition costs for the six months ended September 30, 2020.

Contract liabilities.  Contract liabilities primarily relate to advance consideration received from customers for spectrum services, for which revenue is recognized over time, as the services are performed.  These contract liabilities are recorded as deferred revenue on the balance sheet.  The related liability as of March 31, 2020 of $3.5 million has been reduced by revenue recognized in the six months ended September 30, 2020 of $0.4 million leaving a remaining liability of $3.1 million as of September 30, 2020.

4.     Intangible Assets

Wireless licenses are considered indefinite-lived intangible assets.  Indefinite-lived intangible assets are not subject to amortization but instead are tested for impairment annually, or more frequently if an event indicates that the asset might be impaired.  There were no impairment charges related to the Company’s indefinite-lived intangible assets during the three and six months ended September 30, 2020 and 2019.

During the six months ended September 30, 2020, the Company entered into agreements with several third parties in multiple U.S. markets to acquire wireless licenses for cash consideration of $10.8 million after receiving FCC approval.

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

In August 2020, the Company closed an agreement with a third party for the exchange of 900 MHz licenses plus approximately $0.3 million for the reprogramming of their equipment.  Since the licenses the Company acquired in the exchange were included in the licenses returned to the FCC in accordance with the AAR Agreement above, the $0.3 million for equipment reprogramming was recorded as additional loss from disposal of the intangible assets in the Consolidated Statements of Operations for the three and six months ended September 30, 2020, respectively.

In September 2020, the Company closed an agreement with a third party for the exchange of 900 MHz licenses.  Under the agreement, the Company received spectrum licenses at their estimated fair value of approximately $0.2 million and a payment of $1.2 million in cash to clear the channels received from incumbents.  In January 2018, the Company received $0.6 million as a refundable deposit when the agreement was executed in Fiscal 2018 and the Company is entitled to receive the remaining $0.6 million upon receipt of FCC approval and closing of the agreement in September 2020.  Under the agreement, the Company transferred spectrum licenses with book value of approximately $0.3 million to the third party.  The Company recognized a $1.1 million gain from disposal of intangible assets in the Consolidated Statement of Operations when the deal closed in September 2020.

Intangible assets consist of the following at September 30, 2020 and March 31, 2020 (in thousands):

Wireless Licenses
Balance at March 31, 2020	$111,526
Acquisitions	10,864
Exchanges - licenses received	196
Exchanges - licenses surrendered	(262)
Cancellations	(4,983)
Balance at September 30, 2020	$117,341

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

During the six months ended September 30, 2020, the change in the carrying value of the investment in the LLC is summarized as follows (in thousands):

Equity Method Investment
Equity method investment carrying value at March 31, 2020	$39
Share of net loss from LLC	(16)
Equity method investment carrying value at September 30, 2020	$23

6.     Related Party Transactions

Under the terms of the MOU, the Company is obligated to pay the LLC a monthly service fee for a 24-month period ending on January 7, 2021 for its assumption of the Company’s support obligations under the A BEEP and Goosetown agreements.  The Company is also obligated to pay the LLC a certain portion of the billed revenue received by the Company from pdvConnect customers for a 48-month period.  For the three and six months ended September 30, 2020, the Company incurred $176,000 and $353,000 under the MOU, respectively.  For the three and six months ended September 30, 2019, the Company incurred $250,000 and $514,000 under the MOU, respectively.  As of September 30, 2020 and March 31, 2020, the Company owed $1,000 and $12,000 to the LLC, respectively.

The Company did not purchase any equipment from Motorola for the three and six months ended September 30, 2020.  The Company purchased $2,000 and $11,000 of equipment from Motorola for the three and six months ended September 30, 2019.  The Motorola revenue recognized for the three and six months ended September 30, 2020 and, 2019 were approximately $182,000 and $364,000, respectively for each period.  As of September 30, 2020 and March 31, 2020, the Company owed $112,500 and $98,000 to Motorola, respectively.

On May 5, 2020, the Company entered into a consulting agreement with Rachelle B. Chong under which Ms. Chong will serve as a Senior Advisor to the Company’s management team effective May 15, 2020.  In connection with the consulting agreement, Ms. Chong submitted her resignation from the Company’s Board of Directors and as a member of the Board’s Nominating and Corporate Governance Committee.  During the three and six months ended September 30, 2020, the Company incurred $36,000 and $60,000, respectively, in consulting fees to Ms. Chong.  As of September 30, 2020, the Company did not  have any outstanding liabilities to Ms. Chong.

On June 25, 2020, as part of its Executive Succession Plan, the Company announced that Brian D. McAuley had submitted his resignation as Executive Chairman of the Board, effective on July 1, 2020. On August 27, 2020, the Company entered into a consulting agreement with Mr. McAuley under which Mr. McAuley will serve as a Senior Advisor to the Company’s management team and provide strategic, corporate governance and Board advisory services.  The Consulting Agreement provides that Mr. McAuley will receive cash compensation of $40,000 per year.  Pursuant to the existing terms of his outstanding equity awards, Mr. McAuley will continue to vest in his outstanding equity awards as he continues to provide services to the Company pursuant to the Consulting Agreement.  The Consulting Agreement is effective as of September 2, 2020 and terminates by its terms on September 1, 2021, unless terminated earlier by either party or extended upon the mutual agreement of the parties at least thirty (30) days before the end of the term. The Consulting Agreement contains standard confidentiality, indemnification and intellectual property assignment provisions in favor of the Company. The Consulting Agreement also contains a waiver by Mr. McAuley to any severance benefits that he might be entitled to receive under the Company’s Executive Severance Plan in connection with his resignation and the Executive Succession Plan.  In consideration for this wavier, in the event the Company terminates the Consulting Agreement without cause, Mr. McAuley dies or becomes disabled during the term of the Consulting Agreement, or the Company elects not to extend the term of the Consulting Agreement through September 1, 2023, then the vesting of all outstanding time-based equity awards held by Mr. McAuley shall accelerate on the date his consulting services end such that he will be deemed to have vested in a total of 18,761 shares of Common Stock for his services under the Consulting Agreement.  In addition, Mr. McAuley’s performance-based equity awards shall remain outstanding (and shall not terminate) and he shall continue to be eligible to obtain vested option shares and vested restricted stock units under his outstanding performance-based equity awards if the “Vesting Conditions” set forth in the performance-based equity awards are satisfied.

7.     Impairment and Restructuring Charges

Long-lived Assets and Right of Use Assets Impairment.

During the six months ended September 30, 2020, the Company recorded a $29,000 non-cash impairment charge for long-lived assets consisting of $29,000 for network site costs to reduce the carrying values to zero.  There was no impairment charge for the six months ending September 30, 2019.

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

For the six months ended September 30, 2020,  total accrued restructuring charges for the April 2018 and June 2018 restructuring activities were as follows (in thousands):

Restructuring Activities
Balance at March 31, 2020	$565
Cash payments	(544)
Balance at September 30, 2020 (classified as current liabilities - restructuring reserve)	$21

December 2018 cost reductions.    On December 31, 2018, the Company’s board of directors approved the following cost reduction actions: (i) the elimination of approximately 20 positions, or 30% of the Company’s workforce and (ii) the closure of its office in San Diego, California (collectively, the “December 2018 Cost-Reduction Actions”).  For the three and six months ended September 30, 2020, the Company reduced restructuring charge relating to the December 2018 Cost-Reduction Actions in the amounts of $17,000 and $3,000,  respectively, related to employee severance and benefit costs.  For the three and six months ended September 30, 2019, the Company recorded an additional restructuring charge relating to the December 2018 Cost-Reduction Actions amounting to $28,000 and $172,000, respectively, related to employee severance and benefit costs. For the six months ended September 30, 2019, the Company reduced the facility exit costs accrual for our San Diego, California office by approximately $28,000.  The Company completed the cost reduction and restructuring actions in July 31, 2019 and the related cash payments for severance costs was completed by the end of August 31, 2019.

For the six months ended September 30, 2020, total December 2018 cost reduction charges were as follows (in thousands):

Restructuring Activities
Balance at March 31, 2020	$71
Severance costs	(3)
Cash payments	—
Balance at September 30, 2020 (classified as current liabilities - restructuring reserve)	$68

8.     Leases

A lease is defined as a contract that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration.  On April 1, 2019, the Company adopted ASC 842 and it primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee.

Substantially all of the leases in which the Company is the lessee are comprised of corporate office space and tower space.  The Company is obligated under certain lease agreements for office space with lease terms expiring on various dates from October 14, 2024 through June 30, 2027, which includes a ten-year lease extension for its corporate headquarters.  The Company entered into multiple lease agreements for tower space related to its TeamConnect business.  The lease expiration dates range from October 31, 2020 to June 30, 2026.

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

Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

	Six months ended September 30,
	2020	2019
Weighted average term - operating lease liabilities	4.69 years	5.35 years
Weighted average incremental borrowing rate - operating lease liabilities	13%	13%

Rent expense amounted to approximately $0.6 million for the three months ended September 30, 2020, of which approximately $0.4 million was classified as cost of revenue and the remainder of approximately $0.2 million was classified in operating expenses in the Consolidated Statements of Operations. Rent expense amounted to approximately $1.3 million for the six months ended September 30, 2020, of which approximately $0.8 million was classified as cost of revenue and the remainder of approximately $0.5 million was classified in operating expenses in the Consolidated Statements of Operations.

Rent expense amounted to approximately $0.7 million for the three months ended September 30, 2019, of which approximately $0.4 million, was classified as cost of revenue and the remainder of approximately $0.3 million was classified in operating expenses in the Consolidated Statements of Operations. Rent expense amounted to approximately $1.3 million for the six months ended September 30, 2019, of which approximately $0.8 million, was classified as cost of revenue and the remainder of approximately $0.5 million was classified in operating expenses in the Consolidated Statements of Operations.

In June 2020, the Company terminated an operating tower space lease early resulting in a non-cash reductions in ROU assets by $19,000, operating lease liabilities by $20,000 and gain in disposal of long-lived asset by $1,000.

The following table presents net lease cost for the three and six months ended September 30, 2020 and 2019 (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019
Lease cost
Operating lease cost (cost resulting from lease payments)	$612	$666	$1,271	$1,290
Short term lease cost	40	10	43	32
Sublease income	(3)	(5)	(6)	(9)
Net lease cost	$649	$671	$1,308	$1,313

The following table presents supplemental cash flow and non-cash activity information for the six months ended September 30, 2020 and 2019 (in thousands):

	Six months ended September 30,
	2020	2019
Operating cash flow information:
Operating lease - operating cash flows (fixed payments)	$1,411	$1,321
Operating lease - operating cash flows (liability reduction)	$961	$661
Non-cash activity:
Right of use assets obtained in exchange for new operating lease liabilities	$18	$7,915

The following table presents supplemental balance sheet information as of September 30, 2020 and March 31, 2020 (in thousands):

	September 30, 2020	March 31, 2020
Non-current assets - right of use assets, net	$5,665	$6,500
Current liabilities - operating lease liabilities	$1,531	$1,695
Non-current liabilities - operating lease liabilities	$6,254	$7,051

Future minimum payments under non-cancelable leases for office and tower spaces (exclusive of real estate tax, utilities, maintenance and other costs borne by the Company), for the remaining terms of the leases following the six months ended September 30, 2020 are as follows (in thousands):

Operating
Fiscal Year	Leases
2021 (excluding the six months ended September 30, 2020)	$1,276
2022	2,256
2023	2,105
2024	1,917
2025	1,524
After 2025	1,375
Total future minimum lease payments	10,453
Amount representing interest	(2,668)
Present value of net future minimum lease payments	$7,785

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

For the year ended March 31, 2020, the Company had federal and state NOL carryforwards of approximately $211.9 million and $112.7 million, respectively.  Of these federal and state NOLs, approximately $125.3 million and $92.6 million, respectively, are expiring in various amounts from 2020 through 2040, to offset future taxable income.  The remaining federal and state NOLs of approximately $86.6 million and $20.1 million, respectively, have an indefinite life and the federal NOLs may only offset 80% of taxable income when used.  For the six months ended September 30, 2020, the Company incurred federal and state net operating losses of approximately $23.2 million and $18.7 million, respectively, to offset future taxable income, of which $30.0 million can be carried forward indefinitely, but can only offset 80% of taxable income when used.

The Company used a discrete effective tax rate method to calculate taxes for the three and six months ended September 30, 2020. The Company determined that applying an estimate of the annual effective tax rate would not provide a reasonable estimate as small changes in estimated “ordinary” loss would result in significant changes in the estimated annual effective tax rate.  Accordingly, for the three and six months ended September 30, 2020, the Company recorded a total deferred tax expense of $145,000 and $156,000, respectively, due to the inability to use some portion of federal and state NOL carryforwards against the deferred tax liability created by amortization of indefinite-lived intangibles.

10.    Stock Acquisition Rights, Stock Options and Warrants

The Company established the 2014 Stock Plan (the “2014 Stock Plan”) to attract, retain and reward individuals who contribute to the achievement of the Company’s goals and objectives. This 2014 Stock Plan superseded previous stock plans.  As of September 30, 2020, stock options to purchase 18,358 shares of common stock were outstanding and vested under such previous plans.

The Company’s Board has reserved 4,147,985 shares of common stock for issuance under its 2014 Stock Plan as of September 30, 2020, of which 838,251 shares are available for future issuance.  The number of shares may increase, based on Board approval, each January 1  through January 1, 2024 by an amount equal to the lesser of (i) 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or (ii) a lesser amount determined by the Board.  Effective January 1, 2020, the Board elected to increase the shares authorized under the 2014 Stock Plan by 342,762 shares, which represented 2% of the of the Company’s common stock issued and outstanding as of December 31, 2019.

Restricted Stock and Restricted Stock Units

A summary of non-vested restricted stock activity for the six months ended September 30, 2020 is as follows:

		Weighted
		Average
	Restricted	Grant Day
	Stock	Fair Value
Non-vested restricted stock outstanding at March 31, 2020	352,194	$37.93
Granted	252,419	48.79
Forfeited	—	—
Vested	(140,218)	39.91
Non-vested restricted stock outstanding at September 30, 2020	464,395	$43.23

The Company recognizes compensation expense for restricted stock on a straight-line basis over the explicit vesting period.  Vested restricted stock units are settled and issuable upon the earlier of the date the employee ceases to be an employee of the Company or a date certain in the future.  Stock compensation expense related to restricted stock was approximately $3.1 million and $4.9 million for the three and six months ended September 30, 2020, respectively,  which included $0.8 million of expense related to the Type III  modification of restricted stock units held by the Company’s former Chairman of the Board upon his transition to a consultant to the Company that is probable of vesting under the modified condition.  Stock compensation expense related to restricted stock was approximately $1.0 million and $2.0 million for the three and six months ended September 30, 2019, respectively.

At September 30, 2020, there was $15.8 million of unvested compensation expense for restricted stock, which is expected to be recognized over a weighted average period of 2.8 years.

Performance Stock Units

A summary of the performance stock unit activity for the six months ended September 30, 2020 is as follows:

		Weighted
		Average
	Performance	Grant Day
	Stock	Fair Value
Performance stock outstanding at March 31, 2020	138,984	$46.85
Granted	30,049	49.92
Forfeited	—	—
Vested	(91,216)	46.85
Performance stock outstanding at September 30, 2020	77,817	$48.04

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

Additionally, on February 28, 2020, the Company awarded 43,446 performance-based restricted stock units.  The performance goal related to these units is: 100% of the shares will vest upon (i) achievement by December 31, 2020 of a Final Order from the FCC providing for the creation and allocation of licenses for spectrum in the 900 MHz band consisting of paired blocks of contiguous spectrum, each containing at least 3 MHz of contiguous spectrum, authorized for broadband wireless communications uses and (ii) the lack of objection by the Company’s Board to the terms and conditions (including, but not limited to, the rebanding, clearing and relocation procedures, license assignment and award mechanisms and technical and operational rules) set forth or referenced in the Final Order.    The goal was achieved when the Report and Order was effective in August 2020.

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

For the three and six months ended September 30, 2020, the Company recorded stock compensation expense amounting to approximately $4.3 million based on the achievement of the Target Goal under the performance-based restricted stock units, upon the Report and Order becoming effective in August 2020.  For the three and six months ended September 30, 2019, there was no stock compensation expense recognized for the performance-based restricted stock units.  As of September 30, 2020, there was approximately $3.2 million of unvested compensation expense for the outstanding performance-based restricted stock units related to the Stretch Goal and the CEO Performance Units.

Stock Options

A summary of stock option activity for the six months ended September 30, 2020 is as follows:

	Options	Weighted Average Exercise Price
Options outstanding at March 31, 2020	1,807,466	$23.93
Options granted	60,558	49.92
Options exercised	(84,704)	(26.43)
Options forfeited/expired	—	—
Options outstanding at September 30, 2020	1,783,320	$24.70

On June 24, 2020, the Company awarded a stock option to purchase 60,558 shares of common stock to its newly appointed President and Chief Executive Officer as part of the Succession Plan.  The award has a contractual life of 10 years. 25% of the option shares will vest on July 1, 2021 with the remaining shares vesting in three equal annual installments, based on the President and Chief Executive Officer’s continuous service to the Company through the applicable vesting dates.

The Black-Scholes option model requires weighted average assumptions to be used for the calculation of the Company’s stock compensation expense.  The assumptions used during the six months ended September 30, 2020 were:  the expected life of the award was 6.07 years; the risk free interest rate was 0.43%; the expected volatility rate was 53.41%; the expected dividend yield was 0.0%; and the expected forfeiture rate was 0%.

Stock compensation expense related to the amortization of the fair value of stock options issued was approximately $0.3 million and $0.5 million for the three and six months ended September 30, 2020. For the three and six months ended September 30, 2019, stock compensation expense was approximately $0.4 million and $1.0 million, respectively.

As of September 30, 2020, there was approximately $1.6 million of unrecognized compensation expense related to non-vested stock options granted under the Company’s stock option plans which is expected to be recognized over a weighted-average period of 1.3 years.

Performance Stock Options

A summary of the performance stock options as of September 30, 2020 is as follows:

	Performance Options	Weighted Average Exercise Price
Performance Options outstanding at March 31, 2020	82,197	$46.85
Performance Options granted	—	—
Performance Options exercised	—	—
Performance Options forfeited/expired	—	—
Performance Options outstanding at September 30, 2020	82,197	$46.85

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

Additionally, the Company awarded 14,635 performance-based stock options on February 28, 2020.  The performance goal is:  100% of the shares will vest upon (i) achievement by December 31, 2020 of a Final Order from the FCC providing for the creation and allocation of licenses for spectrum in the 900 MHz band consisting of paired blocks of contiguous spectrum, each containing at least 3 MHz of contiguous spectrum, authorized for broadband wireless communications uses and (ii) the lack of objection by the Company’s Board to the terms and conditions (including, but not limited to, the rebanding, clearing and relocation procedures, license assignment and award mechanisms and technical and operational rules) set forth or referenced in the Final Order.    The goal was achieved when the Report and Order was effective in August 2020.

For the three and six months ended September 30, 2020, the Company recognized $0.8 million based on the achievement of the Target Goal under the performance-based stock options, upon the Report and Order becoming effective in August 2020.  As of September 30, 2020, there was approximately $0.6 million of unvested compensation expense relating to the outstanding performance-based stock options for the Stretch Goal.

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

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic and COVID-19 continues to cause significant disruptions throughout the United States.  The ultimate extent of the impact of COVID-19 on the financial performance of the Company and its ability to secure broadband licenses pursuant to the terms of the 900 MHz Report and Order and to commercialize any broadband licenses it secures, will depend on future developments, including the duration and spread of COVID-19, the laws, orders and restrictions imposed by federal, state and local governmental agencies, the impact of COVID-19 on the Company’s targeted utility and critical infrastructure customers, and the overall economy, all of which are highly uncertain and cannot be predicted.  If the financial markets and/or the overall economy are impacted for an extended period, the Company's operating results may be materially and adversely affected.  The Company is actively managing the business to maintain its cash flow and believes that it has adequate liquidity through at least the next twelve months.

12.     Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable.

The Company places its cash and temporary cash investments with financial institutions for which credit loss is not anticipated.

As of September 30, 2020, the Company sells its pdvConnect product and extends credit predominately to one Tier 1 domestic carrier. The Company maintains allowances for doubtful accounts based on factors surrounding the write-off history, historical trends, and other information.

13.     Business Concentrations

For the three and six months ended September 30, 2020, the Company had one Tier 1 domestic carrier and one reseller that accounted for approximately 21% of total operating revenues, respectively.  For the three and six months ended September 30, 2019, the Company had two domestic carriers that accounted for approximately 23% and 25% of operating revenues, respectively.

As of September 30, 2020, the Company had one Tier 1 domestic carrier and one reseller that accounted for approximately 93% of total accounts receivable.  As of March 31, 2020, the Company had one domestic carrier and one reseller that accounted for approximately 71% of total accounts receivable.

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

Overview

We are a wireless communications company focused on commercializing our spectrum assets to enable our targeted utility and critical infrastructure customers to deploy private broadband networks, technologies and solutions.  We are the largest holder of licensed spectrum in the 900 MHz band (896-901/935-940 MHz) with nationwide coverage throughout the contiguous United States, Hawaii, Alaska and Puerto Rico.  On May 13, 2020, the Federal Communications Commission (“FCC”) approved a Report and Order to modernize and realign the 900 MHz band to increase its usability and capacity by allowing it to be utilized for the deployment of broadband networks, technologies and solutions (the “Report and Order”).  The Report and Order was published in the Federal Register on July 16, 2020 and became effective on August 17, 2020.  We are now engaged in qualifying for and securing broadband licenses from the FCC, with a focus on pursuing licenses in those counties in which we believe we have near-term commercial opportunities.  At the same time, our sales and marketing organization is pursuing opportunities to lease the broadband licenses we secure to our targeted utility and critical infrastructure customers.

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

In accordance with the Report and Order, we cancelled our licenses and recorded a loss on the disposal of intangible assets, in the six months ended September 30, 2020.

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

The Report and Order was published in the Federal Register on July 16, 2020 and became effective on August 17, 2020.

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

Results of Operations

Comparison of the three and six months ended September 30, 2020 and 2019

The following table sets forth our results of operations for the three and six months ended September 30, 2020 (“Fiscal 2021”) and 2019 (“Fiscal 2020”). The period-to-period comparison of financial results is not necessarily indicative of the financial results we will achieve in future periods.

Operating revenues

	Three months ended September 30,		Aggregate Change		Six months ended September 30,		Aggregate Change
(in thousands)	2020	2019	2020 from 2019		2020	2019	2020 from 2019
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
Service revenue	$66	$241	$(175)	-73%	$140	$512	$(372)	-73%
Spectrum lease revenue	182	182	—	0%	364	364	—	0%
Total operating revenues	$248	$423	$(175)	-41%	$504	$876	$(372)	-42%

Overall operating revenues decreased by $0.2 million, or 41%, to $0.2 million for the three months ended September 30, 2020 from $0.4 million for the three months ended September 30, 2019.  For the six months ended September 30, 2020, operating revenue decreased by $0.4 million, or 42%, to $0.5 million from $0.9 million for the six months ended September 30, 2019. The decrease in the three and six month periods are attributable to the transfer of pdvConnect customers to the LLC.

Operating expenses

	Three months ended September 30,		Aggregate Change		Six months ended September 30,		Aggregate Change
(in thousands)	2020	2019	2020 from 2019		2020	2019	2020 from 2019
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
Direct cost of revenue (exclusive of depreciation and amortization)	$515	$699	$(184)	-26%	$1,063	$1,617	$(554)	-34%
General and administrative	5,582	4,557	1,025	22%	11,320	9,405	1,915	20%
Sales and support	631	759	(128)	-17%	1,292	1,973	(681)	-35%
Product development	805	555	250	45%	1,497	1,236	261	21%
Depreciation and amortization	1,190	636	554	87%	2,398	1,277	1,121	88%
Stock compensation expense	8,618	1,412	7,206	510%	10,573	2,989	7,584	254%
Restructuring costs	8	50	(42)	-84%	21	160	(139)	-87%
Impairment of long-lived assets	—	—	—	0%	29	—	29	100%
Total operating expenses	$17,349	$8,668	$8,681	100%	$28,193	$18,657	$9,536	51%

Direct cost of revenue.  Direct cost of revenue decreased by $0.2 million, or 26%, to $0.5 million for the three months ended September 30, 2020 from $0.7 million for the three months ended September 30, 2019.  For the six months ended September 30, 2020, direct cost of revenue decreased by $0.6 million, or 34%, to $1.1 million from $1.6 million for the six months ended September 30, 2019.  The decreases in the three and six months ended September 30, 2020 resulted from the $0.2 million and $0.3 million, respectively, of lower support services related to the transfer of pdvConnect customers to the LLC.  In addition, in the six month period, we recorded a $0.2 million impairment of contract costs related to the TeamConnect customers transferred to A BEEP and Goosetown that we incurred in Fiscal 2020.

General and administrative expenses.  General and administrative expenses increased by $1.0 million, or 22%, to $5.6 million for the three months ended September 30, 2020 from $4.6 million for three months ended September 30, 2019.  For the six months ended September 30, 2020, general and administrative expenses increased by $1.9 million, or 20%, to $11.3 million from $9.4 million for the six months ended September 30, 2019.  The increase of $1.0 million for the three months ended September 30, 2020 resulted mainly from $0.7 million higher headcount and employee related costs and $0.3 million higher consulting charges related to our strategic spectrum initiatives.  The increase of $1.9 million for the six months ended September 30, 2020 resulted mainly from a $1.4 million increase in headcount and employee related costs, $0.6 million higher consulting charges related to our initiatives, partially offset by a $0.2 million decrease in employee related travel and meeting costs due to the pandemic.

Sales and support expenses.  Sales and support expenses decreased by $0.1 million, or 17%, to $0.6 million for the three months ended September 30, 2020 from $0.8 million for three months ended September 30, 2019.  For the six months ended September 30, 2020, sales and support expenses decreased by $0.7 million, or 35%, to $1.3 million from $2.0 million for the six months ended

September 30, 2019.  The decrease in the three months ended September 30, 2020 principally resulted from $0.1 million in delayed marketing expenditures due to the pandemic.  The decrease in the six months ended primarily resulted from $0.3 million impairment of contract costs incurred in Fiscal 2020 related to the TeamConnect customers transferred to A BEEP and Goosetown.  In addition, a $0.2 million decrease for rebranding efforts in Fiscal 2020 that did not incur in Fiscal 2021 and a $0.1 million decrease in lower marketing expenses due to the pandemic.

Product development expenses. Product development expenses increased by $0.3 million, or 45%, to $0.8 million for the three months ended September 30, 2020 from $0.5 million for three months ended September 30, 2019.  For the six months ended September 30, 2020, product development expenses increased by $0.3 million, or 21%, to $1.5 million from $1.2 million for the six months ended September 30, 2019.  The increases in the three and six months ended September 30, 2020 are primarily attributable to $0.3 million higher consulting charges to assist with development of future products used for broadband spectrum.

Depreciation and amortization. Depreciation and amortization increased by $0.6 million, or 87% to $1.2 million for the three months ended September 30, 2020 from $0.6 million for the three months ended September 30, 2019.  For the six months ended September 30, 2020, depreciation and amortization increased by $1.1 million, or 88%, to $2.4 million from $1.3 million for the six months ended September 30, 2019.  The increase was due the change in useful life for our network sites during the last two quarters of Fiscal 2020 that resulted in higher depreciation expense for the three and six months ended September 30, 2020.

Stock compensation expense.  Stock compensation expense increased by $7.2 million, or 510%, to $8.6 million for the three months ended September 30, 2020 from $1.4 million for the three months ended September 30, 2019.   For the six months ended September 30, 2020, stock and compensation expense increased by $7.6 million, or 254%, to $10.6 million from $3.0 million for the six months ended September 30, 2019.  The increase in the three and six months ended September 30, 2020 was attributable to $5.1 million in stock compensation expense recognized upon the achievement of the Target Goal under the performance-based restricted stock units and performance-based stock options, upon the Report and Order becoming effective in August 2020 (see Note 10), $0.8 million relating to the Type III modification to the restricted stock units held by the former Chairman of the Board upon his transition to a consultant to the Company and $0.7 million due to higher valuation of grants awarded in Fiscal 2021.

Restructuring costs.  Restructuring costs decreased by $42,000, or 84%, to $8,000 for the three months ended September 30, 2020 from $50,000 for the three months ended September 30, 2019.  Restructuring costs decreased by $139,000, or 87%, to $21,000 for the six months ended September 30, 2020 from $160,000 for the six months ended September 30, 2019.  The decrease in the three and six months ended September 30, 2020 was mainly due to the reduction of employee severance and benefit costs relating to the December 2018 cost reduction and restructuring actions related to the transfer of the TeamConnect business to A BEEP and Goosetown and the transfer of the pdvConnect business to the LLC.

Impairment of long-lived assets.  The impairment for the six months ended September 30, 2020 resulted from the $29,000 non-cash impairment charge for long-lived assets for network sites.  There was no impairment charge for the three months ended September 30, 2020 and three and six months ended September 30, 2019.

(Gain)/loss from disposal of intangible assets, net

	Three months ended September 30,		Aggregate Change		Six months ended September 30,		Aggregate Change

(in thousands)	2020	2019	2020 from 2019		2020	2019	2020 from 2019
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
(Gain)/loss from disposal of intangible assets, net	$(829)	$—	$(829)	-100%	$3,849	$—	$3,849	100%

For the three and six months ended September 30, 2020, we cancelled licenses in the 900 MHz band in accordance with the Report and Order and our agreement with the AAR.  Because we did not receive any licenses nor monetary reimbursement in exchange for the cancellation, but only credit for purposes of determining our future eligibility and payment requirements for broadband licenses under the Report and Order, we recorded a $0.3 million and $5.0 million loss from disposal of the intangible assets in the Consolidated Statements of Operations for the three and six months ended September 30, 2020, respectively.

In September 2020, we closed an agreement with a third party for the exchange of 900 MHz licenses.  Under the agreement, we received spectrum licenses at their estimated fair value of approximately $0.2 million and a payment of $1.2 million in cash, of which we previously received $0.6 million  as a refundable deposit when the agreement was executed in Fiscal 2018 and we are entitled to receive the remaining $0.6 million upon receipt of FCC approval and closing of the agreement in September 2020.  Under the agreement, we transferred spectrum licenses with a book value of approximately $0.3 million to the third party.  We recognized a $1.1 million gain from disposal of intangible assets in the Consolidated Statement of Operations when the deal closed in September 2020.

(Gain)/loss from disposal of long-lived assets, net

	Three months ended September 30,		Aggregate Change		Six months ended September 30,		Aggregate Change

(in thousands)	2020	2019	2020 from 2019		2020	2019	2020 from 2019
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
(Gain)/loss from disposal of long-lived assets, net	$(5)	$61	$(66)	-108%	$(6)	$62	$(68)	-110%

For the three and six months ended September 30, 2020, we incurred approximately $6,000 in a gain on disposal of right of use assets relating to early termination of operating leases.

For the three and six months ended September 30, 2019, we disposed network, computer and other equipment relating to our pdvConnect application services resulting in a $74,000 loss on disposal on long-lived assets.

Interest income

	Three months ended September 30,		Aggregate Change		Six months ended September 30,		Aggregate Change
(in thousands)	2020	2019	2020 from 2019		2020	2019	2020 from 2019
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
Interest income	$31	$634	$(603)	-95%	$72	$988	$(916)	-93%

Interest income decreased by 95% and 93% for the three and six months ended September 30, 2020, as compared to the three and six months ended September 30, 2019 due to payments for spectrum acquisitions, along with lower effective money market rates.

Other income

	Three months ended September 30,		Aggregate Change		Six months ended September 30,		Aggregate Change
(in thousands)	2020	2019	2020 from 2019		2020	2019	2020 from 2019
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
Other income	$113	$113	$—	0%	$222	$214	$8	4%

Other income remained relatively flat for the three and six months ended September 30, 2020 as compared to the three and six months ended September 30, 2019.

(Loss)/income on equity method investment

	Three months ended September 30,		Aggregate Change		Six months ended September 30,		Aggregate Change
(in thousands)	2020	2019	2020 from 2019		2020	2019	2020 from 2019
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
(Loss)/income on equity method investment	$(12)	$15	$(27)	-180%	$(16)	$15	$(31)	-207%

The Company reported loss on investment for the three and six months ended September 30, 2020 amounting to ($12,000) and ($16,000), respectively, compared to income on investment for the three and six months ended September 30, 2019 amounting to $15,000, respectively, relating to the 19.5% ownership interest in TeamConnect LLC.

Income tax expense

	Three months ended September 30,		Aggregate Change		Six months ended September 30,		Aggregate Change
(in thousands)	2020	2019	2020 from 2019		2020	2019	2020 from 2019
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
Income tax expense	$145	$171	$(26)	-15%	$156	$463	$(307)	-66%

On March 27, 2020, the Coronavirus Aid Relief and Economic Security (“CARES”) Act was signed into law.  The new CARES Act modified Section 172(b)(1)(A) of the Internal Revenue Code to state that net operating loss (“NOL”) arising in a taxable year beginning before January 1, 2018, is carried forward 20 years provided that a carryback claim is not effected.  From this adjusted provision, our March 31, 2018 NOL carryforward changed from an indefinite life to a 20-year life.  We used a discrete effective tax rate method to calculate taxes for the three and six months ended September 30, 2020. We determined that applying an estimate of the annual effective tax rate would not provide a reasonable estimate as small changes in estimated “ordinary” loss would result in significant changes in the estimated annual effective tax rate.  Accordingly, for the three and six months ended September 30, 2020, we recorded a total deferred tax expense of $0.1 million and $0.2 million, respectively, due to the inability to use some portion of federal and state NOL carryforwards against the deferred tax liability created by amortization of indefinite-lived intangibles.

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

Liquidity and Capital Resources

At September 30, 2020, we had cash and cash equivalents of $116.2 million.

Our accounts receivable are heavily concentrated in one domestic carrier partner and one reseller. As of September 30, 2020, our net accounts receivable balance was approximately $59,000, of which approximately $55,000, or approximately 93%, was owed by this one Tier 1 domestic carrier and one reseller.

Cash Flows from Operating, Investing and Financing Activities

	Six months ended September 30,
(in thousands)	2020	2019
	(Unaudited)	(Unaudited)
Net cash used by operating activities	$(14,741)	$(14,543)
Net cash used by investing activities	$(8,034)	$(503)
Net cash provided by financing activities	$1,532	$95,818

Net cash used by operating activities.  Net cash used in operating activities was $14.7 million for the six months ended September 30, 2020, as compared to $14.5 million for the six months ended September 30, 2019. The majority of net cash used by operating activities during the six months ended September 30, 2020 resulted from our net loss of $31.4 million partially offset by non-cash stock-based compensation of $10.6 million, net loss from disposal of intangible assets of $3.8 million and depreciation by $2.4 million.  The majority of net cash used by operating activities during the six months ended September 30, 2019 resulted from the net loss of $17.1 million and decrease in accounts payable and accrued expenses by $1.2 million, partially offset by non-cash stock-based compensation of $3.0 million.

Net cash used by investing activities.  Net cash used in investing activities was approximately $8.0 million for the six months ended September 30, 2020 as compared to $0.5 million used for the six months ended September 30, 2019.  The net cash used by investing activities during the six months ended September 30, 2020 resulted from wireless license acquisitions net of change in refundable deposits amounting to $7.8 million and purchase of equipment amounting to $0.2 million.  The net cash used during the six months ended September 30, 2019 resulted from the purchase of equipment amounting to $0.3 million and wireless license acquisitions amounting to $0.2 million.

Net cash provided by financing activities.  For the six months ended September 30, 2020 net cash provided by financing activities was $1.5 million primarily resulting from the proceeds from stock option exercises. For the six months ended September 30, 2019, net cash provided by financing activities was $95.8 million primarily from the $94.2 million net proceeds from the July 2019 follow-on offering and $2.0 million from the proceeds from stock option exercises.

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

Off-balance sheet arrangements

As of September 30, 2020 and March 31, 2020, we did not have and do not have any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

Exhibit No.	Description of Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of Anterix Inc. (the “Company”).
3.2(2)	Certificate of Amendment No. 1 to Amended and Restated Certificate of Incorporation of the Company.
3.3(3)	Certificate of Amendment No. 2 to Amended and Restated Certificate of Incorporation of the Company.
4(4)	Amended and Restated Bylaws of the Company.
4.1(5)	Amendment No. 1 to the Amended and Restated ByLaws of the Company.
4.2(1)	Form of Common Stock Certificate of the Company.
10.1+	Senior Executive Form of Performance-Based Restricted Stock Units Agreement and Grant Notice (2021 Short-Term Incentive Plan) under the 2014 Stock Plan.
10.2+	Executive Form of Performance-Based Restricted Stock Units Agreement and Grant Notice (2021 Short-Term Incentive Plan) under the 2014 Stock Plan.
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

+Management Contract or Compensatory Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

Anterix Inc.

Date:	November 16, 2020	/s/ Robert H. Schwartz
Robert H. Schwartz
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 16, 2020	/s/ Timothy A. Gray
Timothy A. Gray
Chief Financial Officer (Principal Financial and Principal Accounting Officer)