Form 10-Q
period 2020-12-31
Anterix Inc.
filed 2021-02-08
CIK 1304492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________

FORM 10-Q

____________________________________

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

At January 31, 2021,  17,586,356 shares of the registrant’s common stock were outstanding.

Anterix Inc.

FORM 10-Q

For the quarterly period ended December 31, 2020

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

PART I. FINANCIAL INFORMATION

Item 1:  Consolidated Financial Statements

Anterix Inc.

Consolidated Balance Sheets

(dollars in thousands, except share data)

	December 31, 2020	March 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$108,486	$137,453
Accounts receivable, net of allowance for doubtful accounts of $8 and $12, respectively	19	61
Prepaid expenses and other current assets	4,527	4,638
Total current assets	113,032	142,152
Property and equipment, net	3,752	7,000
Right of use assets, net	5,404	6,500
Intangible assets	118,066	111,526
Equity method investment	16	39
Other assets	845	180
Total assets	$241,115	$267,397
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$7,347	$5,649
Due to related parties	121	110
Restructuring reserve	36	636
Operating lease liabilities	1,529	1,695
Deferred revenue	729	733
Total current liabilities	9,762	8,823
Noncurrent liabilities
Operating lease liabilities	5,928	7,051
Deferred revenue	2,186	2,733
Deferred income tax	3,395	3,084
Other liabilities	677	640
Total liabilities	21,948	22,331
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized and no shares outstanding at December 31, 2020 and March 31, 2020	—	—
Common stock, $0.0001 par value per share, 100,000,000 shares authorized and 17,584,332 shares issued and outstanding at December 31, 2020 and 17,184,712 shares issued and outstanding at March 31, 2020	2	2
Additional paid-in capital	468,578	450,978
Accumulated deficit	(249,413)	(205,914)
Total stockholders' equity	219,167	245,066
Total liabilities and stockholders' equity	$241,115	$267,397

See accompanying notes to consolidated financial statements.

Anterix Inc.

Consolidated Statements of Operations

(dollars in thousands, except share data)

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019
Operating revenues
Service revenue	$53	$178	$193	$690
Spectrum revenue	183	183	547	547
Total operating revenues	236	361	740	1,237
Operating expenses
Direct cost of revenue (exclusive of depreciation and amortization)	543	631	1,606	2,248
General and administrative	6,300	4,740	17,620	14,145
Sales and support	612	949	1,904	2,922
Product development	1,098	610	2,595	1,846
Depreciation and amortization	1,020	1,135	3,418	2,412
Stock compensation expense	2,672	1,404	13,245	4,393
Restructuring costs	44	35	65	195
Impairment of long-lived assets	11	33	40	33
Total operating expenses	12,300	9,537	40,493	28,194
(Gain)/loss from disposal of intangible assets, net	—	140	3,849	140
(Gain)/loss from disposal of long-lived assets, net	—	—	(6)	62
Loss from operations	(12,064)	(9,316)	(43,596)	(27,159)
Interest income	27	517	99	1,505
Other income	110	142	332	356
(Loss)/income on equity method investment	(7)	(23)	(23)	(8)
Loss before income taxes	(11,934)	(8,680)	(43,188)	(25,306)
Income tax expense	155	131	311	594
Net loss	$(12,089)	$(8,811)	$(43,499)	$(25,900)
Net loss per common share basic and diluted	$(0.69)	$(0.52)	$(2.51)	$(1.60)
Weighted-average common shares used to compute basic and diluted net loss per share	17,492,539	17,093,133	17,350,671	16,167,845

See accompanying notes to consolidated financial statements.

Anterix Inc.

Consolidated Statement of Stockholders’ Equity

(dollars in thousands, except share data)

(Unaudited)

	Number of Shares

	Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total
Balance at September 30, 2020	17,487,201	$2	$464,620	$(237,324)	$227,298
Equity based compensation*	22,907	—	2,672	—	2,672
Equity payment of prior year accrued employee related expenses	4,199	—	—	—	—
Stock option exercises	70,025	—	1,286	—	1,286
Shares withheld for taxes	—	—	—	—	—
Net loss	—	—	—	(12,089)	(12,089)
Balance at December 31, 2020	17,584,332	$2	$468,578	$(249,413)	$219,167

Balance at March 31, 2020	17,184,712	$2	$450,978	$(205,914)	$245,066
Equity based compensation*	229,347	—	13,245	—	13,245
Equity payment of prior year accrued employee related expenses	28,131	—	1,537	—	1,537
Stock option exercises	142,142	—	2,818	—	2,818
Shares withheld for taxes	—	—	—	—	—
Net loss	—	—	—	(43,499)	(43,499)
Balance at December 31, 2020	17,584,332	$2	$468,578	$(249,413)	$219,167

* includes restricted shares

See accompanying notes to consolidated financial statements.

Anterix Inc.

Consolidated Statement of Stockholders’ Equity

(dollars in thousands, except share data)

(Unaudited)

	Number of Shares

	Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total
Balance at September 30, 2019	17,125,938	$2	$447,845	$(185,365)	$262,482
Equity based compensation*	13,259	—	1,404	—	1,404
Stock option exercises	8,000	—	200	—	200
Shares withheld for taxes	(517)	—	(21)	—	(21)
Net loss	—	—	—	(8,811)	(8,811)
Balance at December 31, 2019	17,146,680	$2	$449,428	$(194,176)	$255,254

Balance at April 1, 2019	14,739,145	$1	$349,039	$(168,276)	$180,764
Issuance of stock during July 2019 follow-on offering, net of closing costs	2,222,223	1	94,243	—	94,244
Equity based compensation*	93,956	—	4,393	—	4,393
Stock option exercises	102,323	—	2,220	—	2,220
Shares withheld for taxes	(10,967)	—	(467)	—	(467)
Net loss	—	—	—	(25,900)	(25,900)
Balance at December 31, 2019	17,146,680	$2	$449,428	$(194,176)	$255,254

* includes restricted shares

See accompanying notes to consolidated financial statements.

Anterix Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Nine months ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(43,499)	$(25,900)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	3,418	2,412
Non-cash compensation expense attributable to stock awards	13,245	4,393
Deferred income taxes	311	594
Bad debt expense	—	45
Net loss from disposal of intangible assets	3,849	—
(Gain)/loss on disposal of long-lived assets, net	(6)	75
Loss on disposal of capitalized patent costs	—	140
Impairment of long-lived assets	40	33
Loss/(income) on equity method investment	23	8
Changes in operating assets and liabilities
Accounts receivable	42	439
Prepaid expenses and other assets	(639)	640
Right of use assets	1,102	1,063
Accounts payable and accrued expenses	3,838	(511)
Due to related parties	11	(77)
Restructuring reserve	(600)	(2,098)
Operating lease liabilities	(1,289)	(1,044)
Deferred revenue	(551)	(595)
Other liabilities	36	(72)
Net cash used by operating activities	(20,669)	(20,455)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible assets, including refundable deposits	(10,882)	(1,608)
Purchases of equipment	(234)	(413)
Net cash used by investing activities	(11,116)	(2,021)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from July 2019 follow-on offering	—	94,244
Proceeds from stock option exercises	2,818	2,220
Payments of withholding tax on net issuance of restricted stock	—	(467)
Net cash provided by financing activities	2,818	95,997
Net change in cash and cash equivalents	(28,967)	73,521
CASH AND CASH EQUIVALENTS
Beginning of the period	137,453	76,722
End of the period	$108,486	$150,243
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period:
Taxes paid	$36	$25
Non-cash investing activity:
Capitalized change in estimated asset retirement obligations	$—	$503
Barter transaction	$—	$34
Contribution of capital equipment to TeamConnect LLC	$—	$14
Network equipment provided for wireless licenses	$23	$—
Non-cash financing activities:
Equity payment of prior year accrued employee related expenses	$1,537	$—

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

In December 2020, the Company entered into its first long-term 900 MHz broadband spectrum lease agreements (the “Lease Agreements”) covering Ameren Corporation’s (“Ameren”) service territories.  The Lease Agreements will enable Ameren to deploy a private LTE network in its service territories in Missouri and Illinois covering approximately 7.5 million people.  Each Lease Agreement is for a term of up to 40 years, consisting of an initial term of 30 years, with an option to extend for an additional 10-year term for an additional payment.  The scheduled prepayments for the 30-year initial terms of the Lease Agreements total approximately $48 million dollars.  Full prepayment for the 30-year initial terms is due by 2026, with approximately 50% of the total prepayments due June 2021.  The timing of these payments is subject to the Company’s timely clearing of spectrum and delivery of broadband spectrum licenses.  The Company is proactively clearing incumbents from the 900 MHz broadband segments in Ameren’s service territories and expects to begin delivering the broadband spectrum licenses by county in June 2021.  The Company expects to recognize revenue from the Lease Agreements commencing in fiscal year 2022.  Revenue will be recognized as spectrum is delivered based on straight-line amortization over the initial 30-year terms of the Lease Agreements.  The Lease Agreements are subject to customary approval terms and conditions, including the approval by both companies’ boards of directors and the Company’s ability to secure broadband licenses from the FCC.

Historical Business Operations

Historically, the Company generated revenue principally from its pdvConnect and TeamConnect businesses.  pdvConnect is a mobile communication and workforce management solution.  The Company historically marketed pdvConnect primarily through two Tier 1 carriers in the United States.  In fiscal year 2016, it began offering a commercial push-to-talk (“PTT”) service, which was marketed as TeamConnect, in seven major metropolitan areas throughout the United States, including Atlanta, Baltimore/Washington, Chicago, Dallas, Houston, New York and Philadelphia.  The TeamConnect service was primarily offered to customers indirectly through third-party sales representatives who were largely selected from Motorola’s nationwide dealer network.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the presentation of the corresponding amounts in the financial statements for the three and nine months ended December 31, 2020.  These reclassifications had no effect on previously reported net loss or net loss per common share basic and diluted.

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

The licenses are tested for impairment annually on an aggregate basis, as the Company will be utilizing the wireless licenses on an integrated basis as part of developing broadband.  In the year ended March 31, 2020, (“Fiscal 2020”), the Company performed a step zero qualitative approach to test indefinite-lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing.  There are no triggering events indicating impairment in the three and nine months ended December 31, 2020.

See Note 4 “Intangible Assets” for a discussion of the Company’s (gain)/loss from the disposal of intangible assets incurred during the period ended December 31, 2020.

Long-Lived Asset and Right of Use Asset Impairment

The Company evaluates long-lived assets, including right of use assets, other than intangible assets with indefinite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable.  Asset groups are determined at the lowest level for which identifiable cash flows are largely independent of cash flows of other groups of assets and liabilities.  When the carrying amount of the asset groups are not recoverable and exceeds its fair value, an impairment loss is recognized equal to the excess of the asset group’s carrying value over the estimated fair value. During the three and nine months ended December 31, 2020, the Company recorded a $11,000 and $40,000, respectively, a non-cash impairment charge for long-lived assets consisting of network site costs to reduce the carrying values to zero.  During the nine months ended December 31, 2019, the Company recorded a $33,000 non-cash impairment charge for long-lived assets consisting of $22,000 for property and equipment and $11,000 for a right of use asset to reduce the carrying values to zero.

Net Loss Per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities.  For purposes of the diluted net loss per share calculation, preferred stock, stock options, restricted stock and warrants are considered to be potentially dilutive securities.  Because the Company has reported a net loss for the three and nine months ended December 31, 2020 and 2019, respectively, diluted net loss per common share is the same as basic net loss per common share for those periods.

Common stock equivalents resulting from potentially dilutive securities approximated 1,402,000 and 1,396,000 at December 31, 2020 and 2019, respectively, and have not been included in the dilutive weighted average shares of common stock outstanding, as their effects are anti-dilutive.

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

Long-Term Lease of 900 MHz Broadband Spectrum.    In December 2020, the Company entered into its first long-term 900 MHz broadband spectrum lease agreements (the “Lease Agreements”) covering Ameren Corporation’s (“Ameren”) service territories.  The Lease Agreements will enable Ameren to deploy a private LTE network in its service territories in Missouri and Illinois covering approximately 7.5 million people.  Each Lease Agreement is for a term of up to 40 years, consisting of an initial term of 30 years, with an option to extend for an additional 10-year term for an additional payment.  The scheduled prepayments for the 30-year initial terms of the Lease Agreements total approximately $48 million dollars.  Full prepayment for the 30-year initial terms is due by 2026, with approximately 50% of the total prepayments due by June 2021.  The timing of these payments is subject to the Company’s clearing of spectrum and delivery of broadband spectrum licenses.  The Company is proactively clearing incumbents from the 900 MHz broadband segments in Ameren’s service territories and expects to begin delivering the broadband spectrum licenses by county in June 2021.  The Lease Agreements are subject to customary approval terms and conditions, including the approval by both companies’ boards of directors and the Company’s ability to secure broadband licenses from the FCC.

Assuming the conditions to the Lease Agreements are satisfied, the Company expects to recognize revenue from the Lease Agreements commencing in fiscal year 2022.  The payments of prepaid fees will be accounted for as deferred revenue on the Company’s consolidated balance sheets and will be recognized ratably as the Company delivers broadband spectrum by county over the contractual term of approximately 30-years.

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

Spectrum Revenue.  In September 2014, Motorola paid the Company an upfront, fully-paid fee of $7.5 million in order to use a portion of the Company’s wireless spectrum licenses.  The payment of the fee is accounted for as deferred revenue on the Company’s consolidated balance sheets and is recognized ratably as the service is provided over the contractual term of approximately ten years.    The revenue recognized for the three and nine months ended December 31, 2020 and 2019 were approximately $183,000 and $547,000, respectively for each period.

Contract Assets.  The Company recognizes a contract asset for the incremental costs of obtaining a contract with a customer.  These costs include sales commissions.    These costs will be amortized ratably using the portfolio approach over the estimated customer contract period.  The Company will review the contract asset on a periodic basis to determine if an impairment exists.    If it is determined that there is an impairment, the contract asset will be expensed.

As of December 31, 2020, the Company incurred commission costs required to obtain the Ameren lease agreements amounting to approximately $126,000 which will be amortized over the contractual term of approximately 30-years.

Historically, these costs include commissions for salespeople and commissions paid to third-party dealers.  As a result of transferring customers to A BEEP and Goosetown, all contract and contract acquisition costs were impaired for the nine months ended December 31, 2019.  The Company increased direct cost of revenue amounting to $178,000 and sales and support expense amounting to $258,000 for the nine months ended December 31, 2019.

The following table presents the activity for the Company’s contract assets (in thousands):

Contract Assets
Balance at March 31, 2020	$—
Additions	126
Amortization	—
Impairment	—
Balance at December 31, 2020	126
Less amount classified as current assets - included in prepaid expenses and other current assets	(4)
Noncurrent assets - included in other assets	$122

Contract liabilities.  Contract liabilities primarily relate to advance consideration received from customers for spectrum services, for which revenue is recognized over time, as the services are performed.  These contract liabilities are recorded as deferred revenue on the balance sheet.  The related liability as of March 31, 2020 of $3.5 million has been reduced by revenue recognized in the nine months ended December 31, 2020 of $0.6 million leaving a remaining liability of $2.9 million as of December 31, 2020.

4.     Intangible Assets

Wireless licenses are considered indefinite-lived intangible assets.  Indefinite-lived intangible assets are not subject to amortization but instead are tested for impairment annually, or more frequently if an event indicates that the asset might be impaired.  There were no impairment charges related to the Company’s indefinite-lived intangible assets during the three and nine months ended December 31, 2020 and 2019.

During the nine months ended December 31, 2020, the Company entered into agreements with several third parties in multiple U.S. markets to acquire wireless licenses for cash consideration of $11.6 million after receiving FCC approval.

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

In January 2020, the Company entered into an agreement with the AAR in which it agreed to cancel licenses in the 900 MHz band to enable the AAR to relocate its operations, including operations utilizing the three channels located in the 900 MHz broadband segment (the “AAR Agreement”).  The FCC referenced the AAR agreement in the Report and Order and required the Company to cancel its licenses and return them to the FCC in accordance with the AAR Agreement.  The Report and Order provides that the FCC will make the channels associated with these licenses available to the AAR to enable the AAR to relocate their current operations.  The Report and Order also provides that the FCC will credit the Company for its cancelled licenses for purposes of determining the Company’s eligibility to secure broadband licenses and the calculation of any anti-windfall payments.

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

In August 2020, the Company closed an agreement with a third party for the exchange of 900 MHz licenses plus approximately $0.3 million for the reprogramming of their equipment.  Since the licenses the Company acquired in the exchange were included in the licenses returned to the FCC in accordance with the AAR Agreement above, the $0.3 million for equipment reprogramming was recorded as additional loss from disposal of the intangible assets in the Consolidated Statements of Operations for the nine months ended December 31, 2020.

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

Intangible assets consist of the following at December 31, 2020 and March 31, 2020 (in thousands):

Wireless Licenses
Balance at March 31, 2020	$111,526
Acquisitions	11,589
Exchanges - licenses received	196
Exchanges - licenses surrendered	(262)
Cancellations	(4,983)
Balance at December 31, 2020	$118,066

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

During the nine months ended December 31, 2020, the change in the carrying value of the investment in the LLC is summarized as follows (in thousands):

Equity Method Investment
Equity method investment carrying value at March 31, 2020	$39
Share of net loss from LLC	(23)
Equity method investment carrying value at December 31, 2020	$16

6.     Related Party Transactions

Under the terms of the MOU, the Company was obligated to pay the LLC a monthly service fee for a 24-month period ending on January 7, 2021 for its assumption of the Company’s support obligations under the A BEEP and Goosetown agreements.  The Company is also obligated to pay the LLC a certain portion of the billed revenue received by the Company from pdvConnect customers for a 48-month period.  For the three and nine months ended December 31, 2020, the Company incurred payments of $176,000 and $529,000 under the MOU, respectively.  For the three and nine months ended December 31, 2019, the Company incurred payments of $215,000 and $729,000 under the MOU, respectively.  As of December 31, 2020 and March 31, 2020, the Company owed $1,000 and $12,000 to the LLC, respectively.

The Company did not purchase any equipment from Motorola for the three and nine months ended December 31, 2020.  The Company purchased $11,000 of equipment from Motorola for the nine months ended December 31, 2019.  The Motorola revenue recognized for the three and nine months ended December 31, 2020 and, 2019 were approximately $183,000 and $547,000, respectively for each period.  As of December 31, 2020 and March 31, 2020, the Company owed $120,000 and $98,000 to Motorola, respectively.

On May 5, 2020, the Company entered into a consulting agreement with Rachelle B. Chong under which Ms. Chong will serve as a Senior Advisor to the Company’s management team effective May 15, 2020.  In connection with the consulting agreement, Ms. Chong submitted her resignation from the Company’s Board of Directors and as a member of the Board’s Nominating and Corporate Governance Committee.  During the three and nine months ended December 31, 2020, the Company incurred $36,000 and $96,000, respectively, in consulting fees to Ms. Chong.  As of December 31, 2020, the Company did not have any outstanding liabilities to Ms. Chong.

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

7.     Impairment and Restructuring Charges

Long-lived Assets and Right of Use Assets Impairment.

During the three and nine months ended December 31, 2020, the Company recorded a $11,000 and $40,000 non-cash impairment charge for long-lived assets, respectively, consisting for network site costs to reduce the carrying values to zero.

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

For the nine months ended December 31, 2020,  total accrued restructuring charges for the April 2018 and June 2018 restructuring activities were as follows (in thousands):

Restructuring Activities
Balance at March 31, 2020	$565
Cash payments	(565)
Balance at December 31, 2020	$—

December 2018 cost reductions.    On December 31, 2018, the Company’s board of directors approved the following cost reduction actions: (i) the elimination of approximately 20 positions, or 30% of the Company’s workforce and (ii) the closure of its office in San Diego, California (collectively, the “December 2018 Cost-Reduction Actions”).  For the three and nine months ended December 31, 2020, the Company recorded restructuring charges relating to the December 2018 Cost-Reduction Actions in the amounts of $45,000 and $42,000, respectively, related to employee severance and benefit costs.  For the three and nine months ended December 31, 2019, the Company recorded an additional restructuring charge relating to the December 2018 Cost-Reduction Actions amounting to $34,000 and $206,000, respectively, related to employee severance and benefit costs. For the nine months ended December 31, 2019, the Company reduced the facility exit costs accrual for our San Diego, California office by approximately $28,000.  The Company completed the cost reduction and restructuring actions in July 31, 2019 and the related cash payments for severance costs was completed by the end of August 31, 2019.  Final payment of approximately $36,000 is expected to be made by January 31, 2021.

For the nine months ended December 31, 2020, total December 2018 cost reduction charges were as follows (in thousands):

Restructuring Activities
Balance at March 31, 2020	$71
Severance costs	42
Cash payments	(77)
Balance at December 31, 2020	$36

8.     Leases

A lease is defined as a contract that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration.  On April 1, 2019, the Company adopted ASC 842 and it primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee.

Substantially all of the leases in which the Company is the lessee are comprised of corporate office space and tower space.  The Company is obligated under certain lease agreements for office space with lease terms expiring on various dates from October 31, 2024 through June 30, 2027, which includes a ten-year lease extension for its corporate headquarters.  The Company entered into multiple lease agreements for tower space related to its TeamConnect business.  The lease expiration dates range from January 31, 2021 to June 30, 2026.

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

Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

	Nine months ended December 31,
	2020	2019
Weighted average term - operating lease liabilities	4.51 years	5.19 years
Weighted average incremental borrowing rate - operating lease liabilities	13%	13%

Rent expense amounted to approximately $0.7 million for the three months ended December 31, 2020 and December 31, 2019, of which approximately $0.4 million was classified as cost of revenue and the remainder of approximately $0.3 million was classified in operating expenses in the Consolidated Statements of Operations, respectively.  Rent expense amounted to approximately $2.0 million for the nine months ended December 31, 2020 and December 31, 2019, of which approximately $1.2 million was classified as cost of revenue and the remainder of approximately $0.8 million was classified in operating expenses in the Consolidated Statements of Operations, respectively.

In June 2020, the Company terminated an operating tower space lease early resulting in a non-cash reductions in ROU assets by $19,000, operating lease liabilities by $20,000 and gain in disposal of long-lived asset by $1,000.

The following table presents net lease cost for the three and nine months ended December 31, 2020 and 2019 (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019
Lease cost
Operating lease cost (cost resulting from lease payments)	$619	$662	$1,890	$1,952
Short term lease cost	50	10	93	42
Sublease income	—	(4)	(6)	(13)
Net lease cost	$669	$668	$1,977	$1,981

The following table presents supplemental cash flow and non-cash activity information for the nine months ended December 31, 2020 and 2019 (in thousands):

	Nine months ended December 31,
	2020	2019
Operating cash flow information:
Operating lease - operating cash flows (fixed payments)	$2,096	$2,012
Operating lease - operating cash flows (liability reduction)	$1,289	$1,044
Non-cash activity:
Right of use assets obtained in exchange for new operating lease liabilities	$77	$7,904

The following table presents supplemental balance sheet information as of December 31, 2020 and March 31, 2020 (in thousands):

	December 31, 2020	March 31, 2020
Non-current assets - right of use assets, net	$5,404	$6,500
Current liabilities - operating lease liabilities	$1,529	$1,695
Non-current liabilities - operating lease liabilities	$5,928	$7,051

Future minimum payments under non-cancelable leases for office and tower spaces (exclusive of real estate tax, utilities, maintenance and other costs borne by the Company), for the remaining terms of the leases following the nine months ended December 31, 2020 are as follows (in thousands):

Operating
Fiscal Year	Leases
2021 (excluding the nine months ended December 31, 2020)	$637
2022	2,297
2023	2,132
2024	1,930
2025	1,524
After 2025	1,373
Total future minimum lease payments	9,893
Amount representing interest	(2,436)
Present value of net future minimum lease payments	$7,457

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

For the year ended March 31, 2020, the Company had federal and state NOL carryforwards of approximately $211.9 million and $112.7 million, respectively.  Of these federal and state NOLs, approximately $125.3 million and $92.6 million, respectively, are expiring in various amounts from 2020 through 2040, to offset future taxable income.  The remaining federal and state NOLs of approximately $86.6 million and $20.1 million, respectively, have an indefinite life and the federal NOLs may only offset 80% of taxable income when used.  For the nine months ended December 31, 2020, the Company incurred federal and state net operating losses of approximately $33.5 million and $27.0 million, respectively, to offset future taxable income, of which $42.8 million can be carried forward indefinitely, but can only offset 80% of taxable income when used.

The Company used a discrete effective tax rate method to calculate taxes for the three and nine months ended December 31, 2020. The Company determined that applying an estimate of the annual effective tax rate would not provide a reasonable estimate as small changes in estimated “ordinary” loss would result in significant changes in the estimated annual effective tax rate.  Accordingly, for the three and nine months ended December 31, 2020, the Company recorded a total deferred tax expense of $155,000 and $311,000, respectively, due to the inability to use some portion of federal and state NOL carryforwards against the deferred tax liability created by amortization of indefinite-lived intangibles.

10.    Stock Acquisition Rights, Stock Options and Warrants

The Company established the 2014 Stock Plan (the “2014 Stock Plan”) to attract, retain and reward individuals who contribute to the achievement of the Company’s goals and objectives. This 2014 Stock Plan superseded previous stock plans.

The Company’s Board has reserved 4,147,985 shares of common stock for issuance under its 2014 Stock Plan as of December 31, 2020, of which 833,413 shares are available for future issuance.  The number of shares may increase, upon Board approval, each January 1 through January 1, 2024 by an amount equal to the lesser of (i) 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or (ii) a lesser amount determined by the Board.  Effective January 1, 2021, the Board elected to increase the shares authorized under the 2014 Stock Plan by 879,216 shares, which represented 5% of the of the Company’s common stock issued and outstanding as of December 31, 2020.

Restricted Stock and Restricted Stock Units

A summary of non-vested restricted stock activity for the nine months ended December 31, 2020 is as follows:

		Weighted
		Average
	Restricted	Grant Day
	Stock	Fair Value
Non-vested restricted stock outstanding at March 31, 2020	352,194	$37.93
Granted	286,155	47.10
Forfeited	(7,350)	36.75
Vested	(165,494)	40.15
Non-vested restricted stock outstanding at December 31, 2020	465,505	$42.80

The Company recognizes compensation expense for restricted stock on a straight-line basis over the explicit vesting period.  Vested restricted stock units are settled and issuable upon the earlier of the date the employee ceases to be an employee of the Company or a date certain in the future.  Stock compensation expense related to restricted stock was approximately $2.3 million and $7.2 million for the three and nine months ended December 31, 2020, respectively, which included $0.8 million of expense related to the Type III modification of restricted stock units held by the Company’s former Chairman of the Board upon his transition to a consultant to the Company that is probable of vesting under the modified condition.  Stock compensation expense related to restricted stock was approximately $1.1 million and $3.1 million for the three and nine months ended December 31, 2019, respectively.

At December 31, 2020, there was $14.4 million of unvested compensation expense for restricted stock, which is expected to be recognized over a weighted average period of 2.5 years.

Performance Stock Units

A summary of the performance stock unit activity for the nine months ended December 31, 2020 is as follows:

		Weighted
		Average
	Performance	Grant Day
	Stock	Fair Value
Performance stock outstanding at March 31, 2020	138,984	$46.85
Granted	60,098	43.76
Forfeited/cancelled	(77,817)	48.04
Vested	(91,216)	46.85
Performance stock outstanding at December 31, 2020	30,049	$37.60

Outstanding performance stock units included in the table above are shown at target.  Share payout can range from 0% to 200% CEO Performance Units based on the Cumulative Spectrum Proceeds Monetized (“CSPM”) metric.

Performance-Based related to Report and Order and Long-Term Agreement(s)

On February 28, 2020, the Company awarded 95,538 performance-based restricted stock units. The performance goals are:

(A) Target Goal:  50% of the shares vest upon (i) achievement by December 31, 2020 of a Final Order from the FCC providing for the creation and allocation of licenses for spectrum in the 900 MHz band consisting of paired blocks of contiguous spectrum, each containing at least 3 MHz of contiguous spectrum, authorized for broadband wireless communications uses and (ii) the lack of objection by the Company’s Board to the terms and conditions (including, but not limited to, the rebanding, clearing and relocation procedures, license assignment and award mechanisms and technical and operational rules) set forth or referenced in the Final Order; and

(B) Stretch Goal: The remaining 50% of the performance shares vest and settle upon the occurrence of all three of the following conditions: (i) the Company enters into one or more long-term agreement(s) with critical infrastructure or enterprise business(es) to enable such business(es) to utilize the Company’s spectrum for broadband connectivity; (ii) the combined total contract dollars payable to the Company over the initial term(s) of such agreement(s) equals or exceeds a certain amount as specified by the Board; and (iii) the agreement(s) is/are binding on such business(es) and is/are either not contingent on prior Board approval(s) or such approval(s) has/have been received.  As of December 31, 2020, not all of these conditions had been achieved by December 30, 2020, and therefore, the applicable 50% of the performance shares expired unvested.

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

On September 30, 2020, the Company recorded stock compensation expense amounting to approximately $4.3 million based on the achievement of the Target Goal or approximately 91,216 shares under the performance-based restricted stock units, upon the Report and Order becoming effective in August 2020.  For the three and nine months ended December 31, 2020, there was no stock compensation expense recognized for the Stretch Goal under the performance-based restricted stock units as the 47,768  performance-based restricted stock units expired as unvested.

CEO Performance Units

On December 31, 2020, the Compensation Committee awarded performance-based restricted units to the President and Chief Executive Officer as part of the Succession Plan, (the “CEO Performance Units”).  The performance-based restricted units will vest based on Cumulative Spectrum Proceeds Monetized (“CSPM”) metric over a four-year measurement period commencing on June 24, 2020, with 30,049 units vesting if the target CSPM metric is achieved and up to 60,098 vesting if the maximum CSPM metric is achieved.  In connection with awarding the CEO Performance Units, the Compensation Committee rescinded the previously reported June 2020 award for up to 60,098 performance-based restricted units.

For the three and nine months ended December 31, 2020, the Company recorded $1,000 and reversed approximately net $65,000 of stock compensation expense relating to the CEO Performance Units, respectively. As of December 31, 2020, there was approximately $1.1 million of unvested compensation expense for the outstanding performance-based restricted stock units related to the December 31, 2020 CEO Performance Units.

Stock Options

A summary of stock option activity for the nine months ended December 31, 2020 is as follows:

	Options	Weighted Average Exercise Price
Options outstanding at March 31, 2020	1,807,466	$23.93
Options granted	123,058	42.04
Options exercised	(154,729)	(22.78)
Options forfeited/expired	(2,500)	(20.00)
Options outstanding at December 31, 2020	1,773,295	$25.30

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

On October 22, 2020, the Company awarded a Senior Executive Officer a stock option to purchase 62,500 shares of common stock.  The award has a contractual life of 10 years.  25% of the option shares will vest on November 15, 2021  with the remaining shares vesting in three equal annual installments, based on continuous service to the Company through the applicable vesting dates.

The Black-Scholes option model requires weighted average assumptions to be used for the calculation of the Company’s stock compensation expense.  The assumptions used during the nine months ended December 31, 2020 were:  the expected life of the award was 6.07 years; the risk-free interest rate were 0.43% to 0.51%; the expected volatility rate were 53.41% to 52.43%; the expected dividend yield was 0.0%; and the expected forfeiture rate were 0% to 2%.

Stock compensation expense related to the amortization of the fair value of stock options issued was approximately $0.4 million and $0.9 million for the three and nine months ended December 31, 2020. For the three and nine months ended December 31, 2019, stock compensation expense was approximately $0.3 million and $1.3 million, respectively.

As of December 31, 2020, there was approximately $2.2 million of unrecognized compensation expense related to non-vested stock options granted under the Company’s stock option plans which is expected to be recognized over a weighted-average period of 1.5 years.

Performance Stock Options

	Performance Options	Weighted Average Exercise Price
Performance Options outstanding at March 31, 2020	82,197	$46.85
Performance Options granted	—	—
Performance Options exercised	—	—
Performance Options forfeited/expired	(33,780)	46.85
Performance Options outstanding at December 31, 2020	48,417	$46.85

On February 28, 2020, the Company awarded 67,562 performance-based stock options.  The performance goals are:

(A) Target Goal:  50% of the shares vest upon (i) achievement by December 31, 2020 of a Final Order from the FCC providing for the creation and allocation of licenses for spectrum in the 900 MHz band consisting of paired blocks of contiguous spectrum, each containing at least 3 MHz of contiguous spectrum, authorized for broadband wireless communications uses and (ii) the lack of objection by the Company’s Board to the terms and conditions (including, but not limited to, the rebanding, clearing and relocation procedures, license assignment and award mechanisms and technical and operational rules) set forth or referenced in the Final Order and

(B) Stretch Goal:  The remaining 50% of the performance shares vest and settle upon the occurrence of all three of the following conditions:  (i) the Company enters into one or more long-term agreement(s) with critical infrastructure or enterprise business(es) to enable such business(es) to utilize the Company’s spectrum for broadband connectivity; (ii) the combined total contract dollars payable to the Company over the initial term(s) of such agreement(s) equals or exceeds a certain amount as specified by the Board; and (iii) the agreement(s) is/are binding on such business(es) and is/are either not contingent on prior Board of Director approval(s) or such approval(s) has/have been received.  As of December 30, 2020, not all of these conditions had been achieved, and therefore, the 33,780 performance-based stock option shares expired unvested.

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

For the nine months ended December 31, 2020, the Company recognized $0.8 million based on the achievement of the Target Goal under the performance-based stock options, upon the Report and Order becoming effective in August 2020.  As of December 31, 2020, there were no unvested compensation expense relating to the outstanding performance-based stock options.

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

As of December 31, 2020, the Company sells its pdvConnect product and extends credit predominately to one Tier 1 domestic carrier. The Company maintains allowances for doubtful accounts based on factors surrounding the write-off history, historical trends, and other information.

13.     Business Concentrations

For the three and nine months ended December 31, 2020, the Company had one Tier 1 domestic carrier and one reseller that accounted for approximately 20% and 21% of total operating revenues, respectively.  For the three and nine months ended December 31, 2019, the Company had one domestic carrier and one reseller that accounted for approximately 23% of operating revenues, respectively.

As of December 31, 2020, the Company had one Tier 1 domestic carrier and one reseller that accounted for approximately 89% of total accounts receivable.  As of March 31, 2020, the Company had one domestic carrier and one reseller that accounted for approximately 71% of total accounts receivable.

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

In December 2020, the Company entered into its first long-term 900 MHz broadband spectrum lease agreements (the “Lease Agreements”) covering Ameren Corporation’s (“Ameren”) service territories.  The Lease Agreements will enable Ameren to deploy a private LTE network in its service territories in Missouri and Illinois covering approximately 7.5 million people.  Each Lease Agreement is for a term of up to 40 years, consisting of an initial term of 30 years, with an option to extend for an additional 10-year term for an additional payment.  The scheduled prepayments for the 30-year initial terms of the Lease Agreements total approximately $48 million dollars.  Full prepayment for the 30-year initial terms is due by 2026, with approximately 50% of the total prepayments due by June 2021.  The timing of these payments is subject to the Company’s timely clearing of spectrum and delivery of broadband spectrum licenses.  The Company is proactively clearing incumbents from the 900 MHz broadband segments in Ameren’s service territories and expects to begin delivering the broadband spectrum licenses by county in June 2021.  The Company expects to recognize revenue from the Lease Agreements commencing in fiscal year 2022.  Revenue will be recognized as spectrum is delivered based on straight-line amortization over the initial 30-year terms of the Lease Agreements.  The Lease Agreements are subject to customary approval terms and conditions, including the approval by both companies’ boards of directors and the Company’s ability to secure broadband licenses from the FCC.

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

Treatment of Complex Systems.  The Report and Order exempts “Complex Systems” from the mandatory retuning process—even if the Broadband applicant meets the 90% Broadband Segment Test.  The FCC defines a Complex System as a radio system that has at least 45 integrated sites.  The FCC exempted Complex Systems from the mandatory retuning requirements because retuning these systems would potentially be more disruptive to the operators than retuning the smaller systems operated by other incumbents.  Of the small number of systems that qualify for this 45-site exemption, based on our calculation, all but one system belongs to utilities that we have identified as our target customers.

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

In accordance with the Report and Order, we cancelled our licenses and recorded a loss on the disposal of intangible assets, in the nine months ended December 31, 2020.

Costs of Securing Broadband Licenses

As a broadband applicant, we can satisfy the three eligibility requirements discussed above by including our existing licensed channels and by acquiring or retuning additional channels when necessary through (i) spectrum purchases, (ii) spectrum relocations and/or (iii) Anti-Windfall Payments, or any combination thereof.

1.Channel Acquisition.  In 2015, we began acquiring targeted additional channels in various markets in anticipation of the Report and Order.  We will continue to employ spectrum acquisition as a tool for those situations where an incumbent desires to exit the 900 MHz band.  We may selectively acquire channels outside the 900 MHz broadband segment and use them to swap for channels within the broadband segment.  For purposes of broadband license eligibility, any potential acquisitions of 900MHz channels we negotiate will be included as part of our broadband application, but the acquisition does not need to be consummated at the time we submit our license application.

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

3.Anti-Windfall Payments.    To obtain a 6 MHz broadband license, the broadband applicant must surrender up to 240 licensed channels in the county.  As this band has been underutilized historically, most counties in the United States do not have 240 channels licensed.  When the broadband applicant does not surrender 240 channels,  they will pay for the difference between the spectrum held and the 6 MHz it will be receiving as the broadband licensee by making an Anti-Windfall Payment.  As noted above, the FCC will use as a reference the spectrum price based on the average price paid in the FCC’s 600 MHz auction in each given county.

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

When combining our estimated clearing and spectrum acquisition costs with our anticipated Anti-Windfall Payments to the U.S. Treasury, we anticipate the combined total costs of securing broadband licenses from the FCC will range from $130 to $160 million, the significant majority of which we intend to spend by the end of fiscal year 2024.  We will deploy this capital at our determined pace based on several key ongoing factors, including customer demand, market opportunity and offsetting income from spectrum leases.

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

We retained a number of significant obligations under our A BEEP and Goosetown agreements related to the TeamConnect and pdvConnect businesses.  To help ensure the transitioning of the TeamConnect customers, we continued to provide customer care, billing and collection services through April 1, 2019.  We are required to pay all site lease, backhaul and utility costs required to operate the MotoTRBO Systems for a two (2)-year period which ended on January 2, 2021.  By the end of this two-year period, A BEEP and Goosetown are required to migrate their respective customers off of the MotoTRBO Systems.  We are required to continue to pay the cell tower leases for the TeamConnect networks we deployed for the balance of the lease terms.  We also retained customer billing and collection responsibility for the pdvConnect business.

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

Results of Operations

Comparison of the three and nine months ended December 31, 2020 and 2019

The following table sets forth our results of operations for the three and nine months ended December 31, 2020 (“Fiscal 2021”) and 2019 (“Fiscal 2020”). The period-to-period comparison of financial results is not necessarily indicative of the financial results we will achieve in future periods.

Operating revenues

	Three months ended December 31,		Aggregate Change		Nine months ended December 31,		Aggregate Change
(in thousands)	2020	2019	2020 from 2019		2020	2019	2020 from 2019
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
Service revenue	$53	$178	$(125)	-70%	$193	$690	$(497)	-72%
Spectrum lease revenue	183	183	—	0%	547	547	—	0%
Total operating revenues	$236	$361	$(125)	-35%	$740	$1,237	$(497)	-40%

Overall operating revenues decreased by $0.1 million, or 35%, to $0.2 million for the three months ended December 31, 2020 from $0.4 million for the three months ended December 31, 2019.  For the nine months ended December 31, 2020, operating revenue decreased by $0.5 million, or 40%, to $0.7 million from $1.2 million for the nine months ended December 31, 2019. The decrease in the three and nine month periods are attributable to the transfer of pdvConnect customers to the LLC.

Operating expenses

	Three months ended December 31,		Aggregate Change		Nine months ended December 31,		Aggregate Change
(in thousands)	2020	2019	2020 from 2019		2020	2019	2020 from 2019
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
Direct cost of revenue (exclusive of depreciation and amortization)	$543	$631	$(88)	-14%	$1,606	$2,248	$(642)	-29%
General and administrative	6,300	4,740	1,560	33%	17,620	14,145	3,475	25%
Sales and support	612	949	(337)	-36%	1,904	2,922	(1,018)	-35%
Product development	1,098	610	488	80%	2,595	1,846	749	41%
Depreciation and amortization	1,020	1,135	(115)	-10%	3,418	2,412	1,006	42%
Stock compensation expense	2,672	1,404	1,268	90%	13,245	4,393	8,852	202%
Restructuring costs	44	35	9	26%	65	195	(130)	-67%
Impairment of long-lived assets	11	33	(22)	-67%	40	33	7	21%
Total operating expenses	$12,300	$9,537	$2,763	29%	$40,493	$28,194	$12,299	44%

Direct cost of revenue.  Direct cost of revenue decreased by $0.1 million, or 14%, to $0.5 million for the three months ended December 31, 2020 from $0.6 million for the three months ended December 31, 2019.  For the nine months ended December 31, 2020, direct cost of revenue decreased by $0.6 million, or 29%, to $1.6 million from $2.2 million for the nine months ended December 31, 2019.  The decreases in the three and nine months ended December 31, 2020 primarily resulted from lower support costs related to the transfer of pdvConnect customers to the LLC.  In addition, in the nine months period ended December 31, 2019, we recorded a $0.2 million impairment of contract costs related to the TeamConnect customers transferred to A BEEP and Goosetown that we incurred in Fiscal 2020.

General and administrative expenses.    General and administrative expenses increased by $1.6 million, or 33%, to $6.3 million for the three months ended December 31, 2020 from $4.7 million for the three months ended December 31, 2019.  The increase for the three months period was primarily due to higher compensation costs due to increased headcount as well as a realignment of the business development team from sales and support to general and administrative.  For the nine months ended December 31, 2020, general and administrative expenses increased by $3.5 million, or 25%, to $17.6 million from $14.1 million for the nine months ended December 31, 2019.  The increase of $3.5 million for the nine months ended December 31, 2020 resulted mainly from $2.4 million higher employee related costs due to increased headcount as well as the realignment of the business development team and $1.1 million higher consulting and professional services charges related to our strategic spectrum initiatives.  These increases were partially offset by a $0.3 million decrease in employee related travel and meeting costs due to the pandemic.

Sales and support expenses.    Sales and support expenses decreased by $0.3 million, or 36%, to $0.6 million for the three months ended December 31, 2020 from $0.9 million for three months ended December 31, 2019.  For the three months ended December 31, 2020, the decrease resulted from the realignment of the business development team from Sales and support to General and administrative.  For the nine months ended December 31, 2020, sales and support expenses decreased by $1.0 million, or 35%, to $1.9 million from $2.9 million for the nine months ended December 31, 2019.  The decrease in the nine months ended primarily resulted from $0.7 million related to the realignment of the business development team from Sales and support to General and administrative, $0.1 million lower employee related travel and meeting costs due to the pandemic a $0.2 million decrease for rebranding efforts in Fiscal 2020 that did not occur in Fiscal 2021 and a $0.3 million impairment of contract costs incurred in Fiscal 2020 related to the TeamConnect customers transferred to A BEEP and Goosetown, partially offset by $0.3 million increase in headcount and employee related costs resulting from building the sales team

Product development expenses.  Product development expenses increased by $0.5 million, or 80%, to $1.1 million for the three months ended December 31, 2020 from $0.6 million for three months ended December 31, 2019.  The increase in the three months ended December 31, 2020 mainly resulted from $0.2 million higher consulting charges and $0.3 million higher technology and equipment related charges to assist with the development of future product offerings.  For the nine months ended December 31, 2020, product development expenses increased by $0.7 million, or 41%, to $2.6 million from $1.8 million for the nine months ended December 31, 2019.  The increase in the nine months ended December 31, 2020 is primarily attributable to $0.5 million higher consulting charges, $0.3 million higher technology and equipment related charges to assist with the development of future product offerings, offset by $0.2 million lower employee related travel and meeting costs due to the pandemic.

Depreciation and amortization. Depreciation and amortization remained relatively flat for the three months ended December 31, 2020 as compared to the three months ended December 31, 2019.  For the nine months ended December 31, 2020, depreciation and amortization increased by $1.0 million, or 42%, to $3.4 million from $2.4 million for the nine months ended December 31, 2019.  The increase for the nine months resulted from the change in the useful life of our network sites during the last two quarters of Fiscal 2020 that resulted in higher depreciation expense for the nine months ended December 31, 2020.

Stock compensation expense.  Stock compensation expense increased by $1.3 million, or 90%, to $2.7 million for the three months ended December 31, 2020 from $1.4 million for the three months ended December 31, 2019.   For the nine months ended December  31, 2020, stock and compensation expense increased by $8.9 million, or 202%, to $13.2 million from $4.4 million for the nine months ended December 31, 2019.  The increase of $1.3 million in the three months ended December 31, 2020 was attributable to the higher valuation of grants awarded in Fiscal 2021. The increase in the nine months ended December 31, 2020 was attributable to $5.1 million in stock compensation expense recognized upon the achievement of the Target Goal under the performance-based restricted stock units and performance-based stock options, upon the Report and Order becoming effective in August 2020 (see Note 10), $0.8 million relating to the Type III modification to the restricted stock units held by the former Chairman of the Board upon his transition to a consultant to the Company and approximately $3.0 million due to higher valuation of grants awarded in Fiscal 2021.

Restructuring costs.   Restructuring costs remained relatively flat for the three months ended December 31, 2020 compared to the three months ended December 31, 2019.  Restructuring costs decreased by $130,000, or 67%, to $65,000 for the nine months ended December 31, 2020 from $195,000 for the nine months ended December 31, 2019.  The decrease in the nine months ended December 31, 2020 was mainly due to the completion of the December 2018 cost reduction and restructuring actions associated with the transfer of the TeamConnect business to A BEEP and Goosetown and the transfer of the pdvConnect business to the LLC in Fiscal 2020.

Impairment of long-lived assets.  The impairment for the three and nine months ended December 31, 2020 resulted from the $11,000 and $40,000 non-cash impairment charge for long-lived assets for network sites, respectively.  For the three and nine months ended December 31, 2019, the $33,000 non-cash impairment charge for long-lived assets consisted of $22,000 for property and equipment and $11,000 for a right of use asset to reduce the carrying values to zero.

(Gain)/loss from disposal of intangible assets, net

	Three months ended December 31,		Aggregate Change		Nine months ended December 31,		Aggregate Change
(in thousands)	2020	2019	2020 from 2019		2020	2019	2020 from 2019
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
(Gain)/loss from disposal of intangible assets, net	$—	$140	$(140)	-100%	$3,849	$140	$3,709	2649%

For the nine months ended December 31, 2020, we cancelled licenses in the 900 MHz band in accordance with the Report and Order and our agreement with the AAR.  Because we did not receive any licenses nor monetary reimbursement in exchange for the cancellation, but only credit for purposes of determining our future eligibility and payment requirements for broadband licenses under the Report and Order, we recorded a $5.0 million loss from disposal of the intangible assets in the Consolidated Statements of Operations for the nine months ended December 31, 2020.

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

For the nine months ended December 31, 2019, we recorded a loss on disposal of capitalized patent costs amounting to $140,000 relating to the transfer of the intellectual property to the LLC.

(Gain)/loss from disposal of long-lived assets, net

	Three months ended December 31,		Aggregate Change		Nine months ended December 31,		Aggregate Change
(in thousands)	2020	2019	2020 from 2019		2020	2019	2020 from 2019
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
(Gain)/loss from disposal of long-lived assets, net	$—	$—	$—	0%	$(6)	$62	$(68)	-110%

For the nine months ended December 31, 2020, we incurred approximately $6,000 in a gain on disposal of right of use assets relating to early termination of operating leases.

For the nine months ended December 31, 2019, we disposed network, computer and other equipment relating to our pdvConnect application services resulting in a $62,000 loss on disposal on long-lived assets.

Interest income

	Three months ended December 31,		Aggregate Change		Nine months ended December 31,		Aggregate Change
(in thousands)	2020	2019	2020 from 2019		2020	2019	2020 from 2019
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
Interest income	$27	$517	$(490)	-95%	$99	$1,505	$(1,406)	-93%

Interest income decreased by 95% and 93% for the three and nine months ended December 31, 2020, as compared to the three and nine months ended December 31, 2019 due a lower cash balance driven by payments for our spectrum initiatives, along with lower effective money market rates.

Other income

	Three months ended December 31,		Aggregate Change		Nine months ended December 31,		Aggregate Change
(in thousands)	2020	2019	2020 from 2019		2020	2019	2020 from 2019
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
Other income	$110	$142	$(32)	-23%	$332	$356	$(24)	-7%

Other income remained relatively flat for the three and nine months ended December 31, 2020 as compared to the three and nine months ended December 31, 2019.

(Loss)/income on equity method investment

	Three months ended December 31,		Aggregate Change		Nine months ended December 31,		Aggregate Change
(in thousands)	2020	2019	2020 from 2019		2020	2019	2020 from 2019
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
(Loss)/income on equity method investment	$(7)	$(23)	$16	-70%	$(23)	$(8)	$(15)	188%

The Company reported loss on investment for the three and nine months ended December 31, 2020 amounting to ($7,000) and ($23,000), respectively, compared to loss on investment for the three and nine months ended December 31, 2019 amounting to ($23,000) and ($8,000), respectively, relating to the 19.5% ownership interest in TeamConnect LLC.

Income tax expense

	Three months ended December 31,		Aggregate Change		Nine months ended December 31,		Aggregate Change
(in thousands)	2020	2019	2020 from 2019		2020	2019	2020 from 2019
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
Income tax expense	$155	$131	$24	18%	$311	$594	$(283)	-48%

On March 27, 2020, the Coronavirus Aid Relief and Economic Security (“CARES”) Act was signed into law.  The new CARES Act modified Section 172(b)(1)(A) of the Internal Revenue Code to state that net operating loss (“NOL”) arising in a taxable year beginning before January 1, 2018, is carried forward 20 years provided that a carryback claim is not effected.  From this adjusted provision, our March 31, 2018 NOL carryforward changed from an indefinite life to a 20-year life.  We used a discrete effective tax rate method to calculate taxes for the three and nine months ended December 31, 2020. We determined that applying an estimate of the annual effective tax rate would not provide a reasonable estimate as small changes in estimated “ordinary” loss would result in significant changes in the estimated annual effective tax rate.  Accordingly, for the three and nine months ended December 31, 2020, we recorded a total deferred tax expense of $0.1 million and $0.3 million, respectively, due to the inability to use some portion of federal and state NOL carryforwards against the deferred tax liability created by amortization of indefinite-lived intangibles.

A non-cash deferred income tax expense of $0.1 million and $0.6 million was recorded for the three and nine months ended December 31, 2019, respectively.  The state income tax expense portion resulted from our determination that most of our state operating loss carryforwards are not indefinite.  As a result, we recorded approximately $56,000 and $467,000 of state deferred tax expense and  additional related state deferred tax liability reflecting our inability to use the state NOL carryforward against the indefinite-lived intangible for the three and nine months ended December 31, 2019, respectively.  A non-cash federal deferred income tax expense and liability of $75,000 and $127,000 were recorded for the three and nine months ended December 31, 2019, respectively.

Liquidity and Capital Resources

At December 31, 2020, we had cash and cash equivalents of $108.5 million.

Our accounts receivable are heavily concentrated in one Tier 1 domestic carrier partner. As of December 31, 2020, our net accounts receivable balance was approximately $19,000, of which $17,000, or approximately 89%, was owed by this one Tier 1 domestic carrier.

Cash Flows from Operating, Investing and Financing Activities

	Nine months ended December 31,
(in thousands)	2020	2019
	(Unaudited)	(Unaudited)
Net cash used by operating activities	$(20,669)	$(20,455)
Net cash used by investing activities	$(11,116)	$(2,021)
Net cash provided by financing activities	$2,818	$95,997

Net cash used by operating activities.  Net cash used in operating activities was $20.7 million for the nine months ended December 31, 2020, as compared to $20.5 million for the nine months ended December 31, 2019. The majority of net cash used by operating activities during the nine months ended December 31, 2020 resulted from our net loss of $43.5 million partially offset by non-cash stock-based compensation of $13.2 million, net loss from disposal of intangible assets of $3.8 million and depreciation of $3.4 million.  The majority of net cash used by operating activities during the nine months ended December 31, 2019 resulted from our net loss of $25.9 million offset by non-cash stock-based compensation of $4.4 million.

Net cash used by investing activities.  Net cash used in investing activities was approximately $11.1 million for the nine months ended December 31, 2020 as compared to $2.0 million used for the nine months ended December 31, 2019.  The net cash used by investing activities during the nine months ended December 31, 2020 resulted from wireless license acquisitions net of change in refundable deposits amounting to $10.9 million and purchase of equipment amounting to $0.2 million.  The net cash used during the nine months ended December 31, 2019 resulted from wireless license acquisitions including refundable deposits amounting to $1.6 million and purchase of equipment amounting to $0.4 million.

Net cash provided by financing activities.  For the nine months ended December 31, 2020 net cash provided by financing activities was $2.8 million primarily resulting from the proceeds from stock option exercises.  For the nine months ended December 31, 2019, net cash provided by financing activities was $96.0 million primarily from the $94.2 million net proceeds from the July 2019 follow-on offering and $2.2 million from the proceeds from stock option exercises.

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

Off-balance sheet arrangements

As of December 31, 2020 and March 31, 2020, we did not have and do not have any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

Item 1A.  Risk Factors.

In evaluating us and our common stock, we urge you to carefully consider the risks (including those disclosed below) and other information in this Quarterly Report on Form 10-Q as well as the risk factors disclosed in our Annual Report on Form 10-K for the year ended March 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on May 28, 2020 (the “Annual Report”).  Except for the additional risk factor below related to the lease agreements (the “Lease Agreements”) the Company entered into covering Ameren Corporation’s (“Ameren’s”) service territories, there have been no material changes from the risk factors as previously disclosed in our Annual Report.  Any of the risks discussed in this Quarterly Report on Form 10-Q and in our Annual Report, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

The Company’s Lease Agreements covering Ameren’s service territories are subject to contingencies, including approval by Ameren’s Board of Directors, and obligations by the Company, including the delivery of cleared spectrum and broadband licenses in Ameren’s service territories, and as a result, there is no assurance that the Company will receive payments from Ameren in the amounts and on the timeline expected by the Company, or at all.

In December 2020, the Company announced that it had entered into long-term Lease Agreements for 900 MHz broadband spectrum licenses covering Ameren’s service territories in Missouri and Illinois.  The Lease Agreements are subject to contingencies, including the approval of the Lease Agreements by Ameren’s Board of Directors.  In addition, the Company is required to clear incumbents from the 900 MHz segment in Ameren’s service territories and apply for and obtain broadband licenses from the Federal Communications Commission (the “FCC”) in these service territories. There is no assurance that Ameren’s Board of Directors will approve the Lease Agreements.  Further, there is no assurance that the Company will be able to clear incumbents from Ameren’s service territories and obtain broadband licenses from the FCC on the timeline required under the Lease Agreements, or at all.  Ameren’s obligations under the Lease Agreements, including its payment obligations and the timing of any payments to the Company, are contingent on the Company delivering cleared spectrum and broadband spectrum licenses on a timely basis and for a required portion of Ameren’s service territories.  As a result, there is no assurance that the Company will receive payments from Ameren in the amounts and on the timeline expected by the Company, or at all.  Moreover, Ameren may not elect to exercise its option for the additional 10-year terms under the Lease Agreements, which will reduce the overall value of the Lease Agreements to the Company.  Further, the Company’s costs to clear incumbents and qualify for broadband licenses in Ameren’s service territories may be significantly more than currently anticipated by the Company, which will increase the Company’s operating expenses and reduce the net value of the Lease Agreements to the Company.

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

Anterix Inc.

Date: February 8, 2021	/s/ Robert H. Schwartz
Robert H. Schwartz
President and Chief Executive Officer (Principal Executive Officer)

Date: February 8, 2021	/s/ Timothy A. Gray
Timothy A. Gray
Chief Financial Officer (Principal Financial and Principal Accounting Officer)