Form 10-K
period 2021-03-31
Anterix Inc.
filed 2021-06-15
CIK 1304492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________________

FORM 10-K

______________________________________________

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

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

The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant based on the closing stock price of its common stock on the Nasdaq Capital Market on the last business day of its most recently completed second fiscal quarter, September 30, 2020, was $396,656,278.  For purposes of this computation only, all executive officers, directors and 10% or greater stockholders have been deemed affiliates of the registrant.

As of May 31, 2021,  17,771,085 shares of the registrant’s common stock were outstanding.

Anterix Inc.

FORM 10-K

For the fiscal year ended March 31, 2021

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Various statements contained in this Annual Report on Form 10-K (the “Annual Report”), including those that express a belief, expectation, or intention, as well as those that are not statements of historical fact, are forward-looking statements.  Our forward-looking statements are generally, but not always, accompanied by words such as, but not limited to,  “aim,” “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend” “may,” “might,” “ongoing,”  “plan,” “possible,” “project,” “predict,” “potential,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or phrases, or the negative of those expressions or phrases, or other words that convey the uncertainty of future events or outcomes, which are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We have based these forward-looking statements on our current expectations and projections and related assumptions, about future events and financial trends. While our management considers these expectations, projections and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. There can be no assurance that actual developments will be as we anticipate. Actual results may differ materially from those expressed or implied in these statements as a result of significant risks and uncertainties, including, but not limited to:

•

Our ability to qualify for and obtain broadband licenses from the Federal Communications Commission (the “FCC”) in accordance with the requirements of the Report and Order approved by the FCC on May 13, 2020 (the “Report and Order”);

•

Our ability to successfully commercialize our spectrum assets to our targeted utility and critical infrastructure customers on a timely basis and on commercially favorable terms, including our ability to lease our spectrum on financial terms consistent with our business plan and assumptions;

•	Our ability to correctly estimate our operating expenses or future revenues;
•	Our ability to retune or relocate incumbent narrowband licensees in a timely manner and on commercially reasonable terms, or at all;
•

Our ability to satisfy our obligations, including the delivery of cleared spectrum and broadband licenses, and the other contingencies required by our commercial agreements with Ameren and SDG&E on a timely basis and on commercially reasonable terms;

•	Our ability to operate our business during the continued restrictions and disruptions caused by the COVID-19 pandemic;
•	Whether federal and state agencies and commissions will support the deployment of broadband networks and services by our targeted customers;
•	Our ability to maintain any narrowband and broadband licenses that we own and/or obtain from the FCC;
•

Government regulations or actions taken by governmental bodies could adversely affect our business prospects, liquidity and results of operations, including any changes by the FCC to the Report and Order or to the FCC rules and regulations governing the 900 MHz band;

•	Our ability to successfully compete against the third parties who offer spectrum and communication technologies, products and solutions to our targeted customers;
•	Our ability to successfully manage our planned growth;
•	The ability to develop and sustain a robust market in our common stock;
•	Factors that may cause our common stock price to be volatile or cause the value of our common stock to decline; and
•	How the concentrated ownership of our common stock may limit stockholders’ ability to influence corporate matters.

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

SUMMARY OF RISK FACTORS

We have prepared the following summary of the principal risks to our business and the risks associated with ownership of our common stock. This summary does not address all of the risks that we face. We encourage you to carefully review the full risk factors contained in this Annual Report on Form 10-K in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

•

The COVID-19 pandemic has disrupted and could continue to adversely impact our business, including our broadband licensing and commercialization efforts and our financial condition, liquidity and results of operations;

•	Our plans to commercialize our 900 MHz spectrum assets depend on our ability to qualify for and obtain broadband licenses from the FCC in accordance with the requirements of the Report and Order;
•

The retuning process established by the FCC in the Report and Order, which exempts complex systems from mandatory retuning, may not allow us to retune or relocate some incumbents in a timely manner and on commercially reasonable terms, or at all;

•	We may not be able to qualify for and utilize the Mandatory Retuning process established by the Report and Order to clear incumbents;
•

We may not be successful in commercializing our spectrum assets to our targeted utility and critical infrastructure customers, on a timely basis or in accordance with our business plans and expectations;

•

We are subject to contingencies and obligations under our commercial agreements with Ameren Corporation (“Ameren”) and San Diego Gas & Electric Company, a subsidiary of Sempra Energy (“SDG&E”), including the delivery of cleared spectrum and broadband licenses on a timely basis, and as a result, there is no assurance that we will receive payments from Ameren and/or SDG&E in the amounts and on the timeline we currently expect, or that any payments we have received to date will not be subject to repayment, or that we will not be subject to contract claims, including rights of termination.

•

We have limited operating history with our current business plan, which makes it difficult to evaluate our prospects and future financial results and our business activities, strategic approaches and plans may not be successful.

•	Our initiatives with the federal and state agencies and commissions that regulate electric utilities may not be successful;
•	We may not be able to maintain any broadband licenses that we own and/or obtain from the FCC;
•

Government regulations or actions taken by governmental bodies could adversely affect our business prospects, liquidity and results of operations, including any changes by the FCC to the Report and Order or to the FCC rules and regulations governing the 900 MHz band;

•	The value of our spectrum assets may fluctuate significantly based on supply and demand, as well as technical and regulatory changes;
•

We may not be able to correctly estimate our operating expenses or future revenues, which could lead to cash shortfalls, and may prevent us from returning capital to our stockholders and require us to secure additional financing;

•

Many of the third parties who offer spectrum and communication technologies, products and solutions to our targeted customers have existing long-term relationships with these targeted customers and have significantly more resources and greater political and regulatory influence than we do, and we may not be able to successfully compete with these third parties;

•	If we are unable to attract new customers, our results of operations and our business will be adversely affected;
•	We have had net losses each year since our inception and may not achieve or maintain profitability in the future;
•	We will need to continue to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations and financial results;
•	There is no assurance that a robust market in our common stock will develop or be sustained;
•	Our common stock prices may be volatile which could cause the value of our common stock to decline; and
•	Concentration of ownership will limit our stockholders’ ability to influence corporate matters.

PART I.

Item 1. Business

Overview

Anterix Inc, (“Anterix,” “we,” “our,” or the “Company”) is a wireless communications company focused on commercializing our spectrum assets to enable our targeted utility and critical infrastructure customers to deploy private broadband networks, technologies and solutions. We are the largest holder of licensed spectrum in the 900 MHz band (896-901/935-940 MHz) with nationwide coverage throughout the contiguous United States, Hawaii, Alaska and Puerto Rico.  On May 13, 2020, the FCC made a historic approval of the Report and Order to modernize and realign the 900 MHz band to increase its usability and capacity by allowing it to be utilized for the deployment of broadband networks, technologies and solutions. The Report and Order was published in the Federal Register on July 16, 2020 and became effective on August 17, 2020. We are now engaged in qualifying for and securing broadband licenses from the FCC, with a focus on pursuing licenses in those counties in which we believe we have near-term commercial opportunities. At the same time, our sales and marketing organizations are actively pursuing opportunities to lease the broadband spectrum to our targeted utility and critical infrastructure customers.

In December 2020, we entered into our first long-term 900 MHz broadband spectrum lease agreements (the “Lease Agreements”) covering Ameren Corporation’s (“Ameren”) service territories. The Lease Agreements will enable Ameren to deploy a private LTE network in each of its service territories in Missouri and Illinois covering approximately 7.5 million people. Each Lease Agreement is for a term of up to 40 years, consisting of an initial term of 30 years, with an option to extend for an additional 10-year term for an additional payment. The scheduled prepayments for the 30-year initial terms of the Lease Agreements total approximately $48 million dollars. Full prepayment for the 30-year initial terms is due by 2026, with approximately 50% of the total Lease Agreements due and payable subject to our ability to clear spectrum and secure the broadband licenses for the relevant counties. Our board of directors (the “Board”) approved the Lease Agreements on April 23, 2021, and Ameren’s board of directors approved the Lease Agreements on May 6, 2021. We are proactively clearing incumbents from the 900 MHz broadband segments in Ameren’s service territories and expect to begin delivering the broadband spectrum licenses by county during fiscal year 2022 upon the necessary license issuance and approval by the FCC. We submitted our first applications for broadband licenses on May 27, 2021.

In February 2021, we entered into an agreement with SDG&E, to provide 900 MHz broadband spectrum throughout SDG&E’s California service territory, including San Diego and Imperial Counties and portions of Orange County (the “SDG&E Agreement”). The SDG&E Agreement will support SDG&E’s deployment of a private LTE network, with a population of approximately 3.6 million people. As part of the SDG&E Agreement, we and SDG&E intend to collaborate on accelerating utility industry momentum for private networks. The SDG&E Agreement includes the assignment of 6 MHz of broadband spectrum, 936.5 – 939.5 MHz paired with 897.5 – 900.5 MHz, within SDG&E’s service territory following the FCC’s issuance of broadband licenses to us. We expect to begin delivering broadband spectrum to SDG&E by county in fiscal year 2023 and to complete delivery by the end of fiscal 2024. We are working with incumbents to clear the 900 MHz broadband allocation in the SDG&E service territory. The total payment of $50.0 million is comprised of an initial payment of $20.0 million, which we received in February 2021. The remaining $30.0 million is due through fiscal 2024 as we deliver broadband spectrum to SDG&E.

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

We own licenses, on average, for approximately 60% of the 399 channels in the 900 MHz band in the top 20 metropolitan market areas in the United States, which covers approximately 70% of the U.S. population. We acquired our 900 MHz spectrum and certain related equipment from Sprint in September 2014 for $100 million, which we paid in the form of $90 million in cash and $10 million in shares of our common stock.

Our Historical FCC Initiatives

Joint Petition.   While our current licensed spectrum can support narrowband and wideband wireless services, the most significant business opportunities we identified require contiguous spectrum that allows for greater bandwidth than allowed by the current configuration of the 900 MHz band. In November 2014, in conjunction with the Enterprise Wireless Alliance (“EWA”), we submitted a Joint Petition for Rulemaking (the “Joint Petition”) to the FCC proposing a realignment of a portion of the 900 MHz band to create a 6 MHz broadband segment, while retaining 4 MHz for continued narrowband operations. The EWA is a trade association representing the spectrum interests of a broad range of business enterprise, critical infrastructure and commercial service providers. In response to the Joint Petition, the FCC issued a public notice requesting comments from interested parties and asked several questions about the proposal. A number of parties, including several incumbent licensees, filed comments with the FCC expressing their views both in support and opposition. In May 2015, we and the EWA filed proposed rules with the FCC related to our Joint Petition recommending procedural and technical operating parameters and processes related to the administration and technical sequencing of the proposed realignment of the 900 MHz band. Our proposed rules included the requirement for the broadband operator to provide comparable facilities to incumbent licensees, to pay the costs of their realignment and to utilize available filtering technologies to protect incumbents adjacent to the proposed broadband portion of the 900 MHz band.

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

Notice of Proposed Rulemaking.   On March 14, 2019, the FCC unanimously adopted a Notice of Proposed Rulemaking (“NPRM”) endorsing our objective of creating a broadband opportunity in the 900 MHz band for critical infrastructure and other enterprise users. In the NPRM, the FCC requested comments aimed at gathering information to help the FCC balance the interests of a potential broadband applicant with the interests of incumbents and other interested parties. The FCC’s questions included: (i) what mechanism and requirements should be imposed before a broadband applicant can acquire the FCC’s inventory of spectrum, including how to mitigate a windfall that might be attributed to the broadband applicant by the FCC’s action; (ii) what mechanism should be used to enable the broadband applicant to clear sufficient spectrum to qualify for a broadband license, including how to prevent potential holdouts; (iii) what size systems being operated by incumbents should be deemed to be “Complex Systems” and exempt from any mandatory relocation requirements; and (v) what approaches, including potential overlay auctions, should be used in counties where the broadband segment cannot be cleared of incumbents.

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

The 900 MHz Report and Order

On May 13, 2020, the FCC approved the Report and Order to modernize and realign the 900 MHz band to increase its usability and capacity by allowing it to be utilized for the deployment of broadband networks, technologies and solutions. In the Report and Order, the FCC reconfigured the 900 MHz band to create a 6 MHz broadband segment (240 channels) and two narrowband segments, consisting of a 3 MHz narrowband segment (120 channels) and a 1 MHz narrowband segment (39 channels).  See FIGURE I  below.

FIGURE  I

Figure 1

Figure 2

Figure 1 896.0 935.0 897.5 936.5 Narrowband 3 MHz 120 Channels Part of 4 MHz Narrowband Segment 47 CFR Part 27.5 Broadband 6 MHz – County Based 240 Channels Post Realignment 6MHz Broadband Segment 900.5 901.0 939.5 940.0 Narrowband 1 MHz 39 Channels Part of 4 MHz Narrowband Segment

The Role of the County.  Under the Report and Order, the FCC established the “county” as the base unit of measure in determining whether a broadband applicant is eligible to secure a broadband license. There are 3,233 counties in the United States, including Puerto Rico and other U.S. territories.

Broadband License Eligibility Requirements.    The Report and Order establishes three eligibility requirements to obtain broadband licenses in a county, which we refer to herein as (i) the “50% Licensed Spectrum Test,” (ii) the “90% Broadband Segment Test” and (iii) the “240 Channel Requirement.”

1. 50% Licensed Spectrum Test.  To be eligible for a broadband license in a particular county, a broadband applicant must demonstrate that it holds more than 50% of the outstanding licensed channels in that county. As noted above, the 900 MHz band is made up of a maximum of 399 channels in each county. The FCC has licensed less than the maximum number of 399 channels in all but the most populous counties. Because the 50% Licensed Spectrum Test is based on licensed channels, any channels that are not licensed by the FCC are not included in the denominator when determining whether the broadband applicant has satisfied this test. As of the date of this filing, we satisfy the 50% Licensed Spectrum Test in more than 3,100 counties of the 3,233 counties in the United States and its territories. See MAP 1 below.

MAP I: ANTERIX 50% TEST IN THE ENTIRE 900 MHZ BAND

Anterix-Claimed Chs vs.
All Licensed Chs in 5x5
(Number Of Counties In Range)
50% or more (3193)
40% to 49.9% (25)
0% to 39.9% (15)^
^ 10 of these counties are Guam, American Samoa, & Northern Mariana Islands
Map dated March 31, 2021
Total of 3,233 counties in the US and territories

MAP 1: ANTERIX 50% TEST IN THE ENTIRE 900 MHZ BAND Anterix-Claimed Chs vs. All Licensed Chs in 5x5 (Number of Counties in Range) 50% or more (3183) 40% to 49.9% (35) 0% to 39.9% (15) ^ 10 of these counties are Guam, American Samoa, & Northern Mariana Islands. Total of 3,233 counties in the US and territories Map dated May 2020.

Map 1

Map 23

2. 90% Broadband Segment Test.    The second test, the 90% Broadband Segment Test, addresses the balance between a voluntary market process to clear any “Covered Incumbent” (i.e., holders of licenses in the broadband segment) and the mandatory relocation process established by the FCC in the Report and Order (which applies to all Covered Incumbents, except for those Covered Incumbents operating “Complex Systems” as defined below). This test requires the broadband applicant to hold or have agreements with Covered Incumbents for 90% of the licensed channels in the broadband segment in a particular county and within 70 miles of the county’s boundaries before the FCC will issue a broadband license or commence the mandatory retuning period. The broadband segment in the 900 MHz band has a total of 240 channels. The 90% Broadband Segment Test is calculated using outstanding licensed channels, which means that if the FCC has licensed all 240 channels, the broadband applicant would be required to have control of, or agreements covering,  216 channels within the broadband segment. In most counties in the United States, the FCC has licensed fewer than 240 channels in the broadband segment and these unlicensed channels are not included in the denominator when determining whether the broadband applicant has satisfied this 90% Broadband Segment Test.

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

Before filing for a broadband license, the broadband applicant must satisfy the 90% Broadband Segment Test by utilizing its channel holdings and negotiating with Covered Incumbents on a purely voluntary basis for any additional channels it requires to satisfy this test. Only after the 90% Broadband Segment Test is satisfied will the FCC issue the broadband applicant a broadband license and commence the “Mandatory Retuning” period. During this Mandatory Retuning period, any Covered Incumbents that remain in the broadband segment (other than Complex Systems) are required to negotiate in good faith with the broadband applicant to sell their channels or otherwise clear the broadband segment, subject to intervention by the FCC if the parties cannot reach an agreement.

MAP 2 illustrates our licensed holdings and licensed holdings we have under contract in the 6 MHz broadband segment created by the Report and Order.

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

3. 240 Channel Requirement. The Report and Order requires the broadband applicant to surrender 6 MHz of narrowband spectrum (or 240 channels) in the applicable county to the FCC in exchange for a broadband license. If the broadband applicant does not have sufficient channels in the county to return 240 channels to the FCC, it can elect to make an Anti-Windfall Payment  (see Glossary) to the U.S. Treasury to effectively purchase unlicensed channels in the FCC’s inventory. The Anti-Windfall Payment for these channels will be based on prices paid in the applicable county in the 600 MHz auction conducted by the FCC. To satisfy the 240 Channel Requirement, the broadband applicant has the option on a county-by-county basis to determine whether it is more cost-effective to make the Anti-Windfall Payment, purchase channels from incumbents (where available), or possibly a combination of both.

Importantly, the markets where the FCC has channels in inventory and where we may need to make Anti-Windfall Payments to effectively return 240 channels to the FCC are generally in smaller urban, suburban and rural markets. Our spectrum position is greatest in the largest, most populated and therefore most expensive markets, with a few exceptions as shown in MAP 3 below. Although we will need to make Anti-Windfall Payments to secure broadband licenses in some counties, the cost for the channels, on average, will be lower than the nationwide average amount of $0.93 per MHz of population covered, or POP, paid in the FCC’s 600 MHz auction.

MAP 3: ANTERIX CHANNEL COUNT BY COUNTY Anterix Chs Count in 5x5 (Number of Counties in Range) 240 to 209 Chs (158) 210 to 239 Chs (94) 180 to 209 Chs (2426) 150 to 179 Chs (431) 0 to 149 Chs (124)^ ^10 of thse counties are Guam, American Samoa, & Northern Mariana Islands. Total of 3,233 counties in the US and territories Map dated May 2020.

Treatment of Complex Systems.  The Report and Order exempts Complex Systems from the Mandatory Retuning process—even when a broadband applicant meets the 90% Broadband Segment Test. The FCC defines a Complex System as a radio system that has at least 45 integrated sites. The FCC exempted Complex Systems from the mandatory retuning requirements because retuning these systems would potentially be disruptive to the operators. Of the small number of systems that qualify for this 45-site exemption, based on our calculation, all but one system belongs to utilities that we have identified as our target customers. See MAP  4 below.

MAP 4: COMPLEX SYSTEM AREAS – 45+ SITES Area contains S Cal Edison & S Cal Gas LCRA Oncor Evergy FPL Santee Cooper Duke Eversource IWT Complex System Site Complex System Site (Under Swap Agreement) Currently in commercial discussions with 8 of these 11 systems Total of 3,233 counties in the US end territories Map dated May 2020.

The Association of American Railroads.    The nation’s railroads, particularly the major freight lines, operate on six narrowband 900 MHz channels licensed to their trade association, the Association of American Railroads (“AAR”). Three of these narrowband channels are located in the 900 MHz broadband segment created by the FCC. In January 2020, we entered into an agreement with the AAR in which we agreed to cancel licenses in the 900 MHz band to enable the AAR to relocate its operations, including operations utilizing the three channels located in the 900 MHz broadband segment (the “AAR Agreement”). The FCC referenced the AAR agreement in the Report and Order and required the Company to cancel its licenses and return them to the FCC in accordance with the AAR Agreement. We cancelled these licenses in June 2020.  The Report and Order provides that the FCC will make the channels associated with these licenses available to the AAR to enable the AAR to relocate their current operations. The Report and Order also provides that the FCC will credit us for our cancelled licenses for purposes of determining our eligibility to secure broadband licenses and the calculation of any Anti-Windfall Payments.

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

gur3

FIGURE  II

Figure 2 Interrelated Requirements and Costs on Path to a Broadband License Spectrum Purchase Spectrum Relocation Anti-Windfall Calculation 01 02 03 Broadband License 50% Licensed Spectrum Test 50% of licensed channels throughout the 10MHz 240 Channel Requirement Return 240 channels from throughout10MHz 90% Broadband Segment Test 90% of licensed channels in the Broadband Segment

1.Channel Acquisition.  In 2015, we began acquiring targeted additional channels in the 900 MHz band in various markets in anticipation of the Report and Order. We have and will continue to employ spectrum acquisition as a tool for those situations where a Covered Incumbent desires to exit the 900 MHz band. We may selectively acquire channels outside the 900 MHz broadband segment and use them to swap for channels within the broadband segment. For purposes of our broadband license eligibility, any potential acquisitions we negotiate in the 900 MHz band may be included as part of our broadband application, but the acquisition does not need to be consummated at the time we submit our broadband license application.

2.Retuning Costs.  Retuning is the exercise of exchanging, also referred to as swapping, broadband segment channels held by Covered Incumbents and moving them to channels outside of the 900 MHz broadband segment. A retune or swap adds to the number of channels we hold for computational purposes of the 90% Broadband Segment Test. We began retuning or swapping channels with interested Covered Incumbents in 2015 in anticipation of the Report and Order. We have continued retuning channels with Covered Incumbents since that time. For purposes of broadband license eligibility, any potential spectrum retuning agreements we negotiate in 900 MHz will be included as part of our broadband application, but we are not required to complete the retune or swap before we submit our Broadband license application.

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

Broadband Licensing Process

In May 2021, the Wireless Telecommunication Bureau released a Public Notice detailing the application requirements and timeline for obtaining broadband licenses. The broadband licensing process includes an FCC Form 601, an application used for new wireless licenses, an Eligibility Certification and a Transition Plan describing the agreements the prospective broadband applicant has entered into with Covered Incumbents. We intend to pursue and file applications based on the timing of customer opportunities and our spectrum clearing results. Within 15 days of filing an application, we will make an Anti-Windfall Payment to the U.S. Treasury for any spectrum we require from the FCC’s inventory to reach the 240 Channel Requirement. In cases where we have satisfied the 90% Broadband Segment Test but have not reached an agreement with all Covered Incumbents, the Mandatory Retuning process will commence after we receive the broadband license.

Our Business Strategy

Our mission is to deliver the transformative broadband needed to enable the modernization of utilities and other critical infrastructure sectors through the power of private wireless broadband connectivity on 900 MHz spectrum. To that end, we are pursuing a two-pronged strategy focused on: 1) converting our nationwide narrowband 900 MHz spectrum position into valuable broadband spectrum and 2) establishing our commercial positioning and accelerating adoption of our principal commercial business offering, the long-term leasing of our broadband spectrum, by utility and critical infrastructure enterprises nationwide. Our approach and supporting business initiatives are captured below:

Converting our Nationwide Narrowband 900 MHz Spectrum Position to Broadband.    Converting our spectrum from narrowband to broadband application nationwide is a foundational component of our two-pronged strategy as it provides the platform for growing our business. To achieve this conversion, we are focused on intentionally clearing incumbents out of the broadband license segment and obtaining broadband licenses in those counties in which we have customer contracts, believe we have near-term commercial prospects, or may be strategically advantageous to achieve optimum cost and broadband licenses over time.

Secure Broadband Licenses.  In the Report and Order, the FCC chose to make counties the “base unit of measure” for calculating whether an entity is eligible to hold a broadband license. As a result of this decision and our extensive accumulated spectrum holdings, Anterix—and only Anterix—is an essential party in every one of the nation’s 3,233 counties. And while we intend to continue to prioritize our spectrum transactions in areas where we have customer opportunities, we also plan to pursue spectrum transactions opportunistically to recognize a positive return on our investments in spectrum clearing costs. We have been proactive in this effort and to date have completed, and intend to continue to pursue, spectrum transactions to support our efforts to satisfy the broadband license eligibility requirements.

Retune Covered Incumbents.  In anticipation of the efforts required to secure broadband licenses, we have been proactive in our retuning efforts in preparation for the broadband licensing process. “Retuning” is the exercise of exchanging, or swapping, broadband segment channels of Covered Incumbents and moving them to channels outside of the broadband segment. Our dedicated retuning teams are focused on moving Covered Incumbents from the newly allocated broadband segment of the 900 MHz spectrum band to the segments allocated for continued narrowband operations or out of 900 MHz band entirely. Our team has already established contact with nearly all of the Covered Incumbents throughout the country.

Deploying our Commercial Business Offering.  With the Report and Order now issued, paving the way for the deployment of broadband in the 900 MHz band, the second key prong of our strategy is accelerating the adoption of our 900 MHz driven private LTE (“PTLE”) solution. We are implementing this strategy through targeted deployment of our principal commercial business offering by our sales and marketing organization, participating in the Utilities Broadband Alliance (“UBBA”) and attracting vendors to the Anterix Active Ecosystem. We recently launched the Anterix Active Ecosystem to provide technical and marketing support to a broad ecosystem of technology innovators and to help them bring value to utilities and critical infrastructure companies deploying and operating 900 MHz PLTE networks. Based upon our analysis and discussions with potential customers to date, we generally intend to lease the broadband licenses we secure to customers for long lease terms (generally 20 years or longer), including long-term renewal options. In that vein, we will be responsible for the costs of securing the broadband licenses from the FCC, including the costs of acquiring sufficient spectrum to support broadband use and retuning incumbents to clear the spectrum.

By contrast, we expect that our customers will bear the costs of deploying and operating their private broadband networks, technologies and solutions. And, beyond our principal commercial business offering, we are also exploring opportunities to offer our prospective customers additional non-capital intensive, value-added services to support their network deployment and operation.

Accordingly, our approach to driving this second key prong of our strategy includes: 1) growing our customer pipeline; 2) assisting customers as they move through the evaluation process of private wireless networks; 3) encouraging federal and state agencies to support the deployment of private LTE solutions in the 900 MHz band by utilities and critical infrastructure companies; 4) participating in demonstrations and tests with national laboratories such as National Renewable Energy Lab (“NREL”) and National Institute of Standards and Technology; 5) developing expanded value-added business offerings; 6) enabling and growing the Anterix Active Ecosystem; 7)  participating in UBBA to promote our solution; and 8) continually evaluating potential opportunities to expand the application of private wireless broadband networks built on 900 MHz.

Continue to Build the Customer Pipeline.    Our business development and sales teams are actively working with many of the largest Investor Owned Utilities. More specifically, these teams are working in coordination with representatives from our target customers, LTE infrastructure vendors, end-user device manufacturers and other technology companies in addition to responding to Requests for Information (“RFIs”), Requests for Proposals (“RFPs”) and requests to support technology trials related to using our 900 MHz spectrum for broadband services.

Build Support with Federal and State Agencies.    Our targeted critical infrastructure customers are highly regulated by both federal and state agencies. Electrical utilities, for example, are regulated by the Federal Energy Regulatory Commission and the Public Utilities Commissions within the states they serve.  Other agencies that guide utility regulations include the Department of Energy, the Department of Homeland Security, and the National Institute of Standards and Technologies. We are working with each of these agencies to educate them about the security, reliability and priority access benefits that private broadband LTE networks, technologies and solutions can offer utilities. We are also working with a number of state agencies and commissions who regulate electrical utilities, and who have a strong influence over electric utility buying decisions. Our goal with these state agencies and commissions is to gain their support, with an eye toward allowing utilities to include the costs of leasing of our spectrum assets and deploying private broadband LTE networks, technologies and solutions into their respective rate bases. Utility control of communications for grid modernization programs enhances their ability to provide safe, reliable, resilient and cost effective electricity for the ratepayers.  If included in rate bases, this permits utilities to recover that investment through rates and earn a customary rate of return on those prudent investments.

Develop a Roadmap for Expanded Services.  Through our day-to-day interactions with prospective utility and critical infrastructure customers, and our responses and subsequent discussions related to RFIs and RFPs, we have identified additional areas of opportunity to support our prospective customers in the implementation of  PLTE networks. We are performing due diligence to determine how best to meet these customer needs, including using our internal expertise, collaborating with strategic partners and working with specific service providers.

Enable the Anterix Active Ecosystem with U.S. Band 8.    Our spectrum assets are located in the international 3GPP global standard Band 8 channel which is a frequency duplex (“FDD”) pair assigned to the 880 - 915 / 925 - 960 MHz spectrum bands.  This pairing is aligned for use with both 4G and 5G technologies and is currently being utilized with commercial LTE and 5G broadband networks globally in Asia, Europe, and other parts of the world. Our efforts are ongoing to facilitate continued adoption of 900 MHz Band 8 radio access network (“RAN”) equipment and end-user devices in the U.S. by working with chipmakers and module and device vendors to help ensure that customers who employ 900MHz for PLTE have timely access to 3GPP standards-compliant Band 8 devices that meet the technical operating specifications established in the FCC’s Report and Order. We also developed the testing protocols to enable us to test and certify Band 8 devices for use in the 900 MHz band. The benefit of working with a global standard is that it supports the availability of many existing devices, network components, and solutions that are well suited for the working environment of our targeted critical infrastructure and enterprise customers.

Identify and Evaluate New Opportunities for Our Spectrum.    The wireless communications industry is highly competitive and subject to rapid regulatory, technological and market changes. A key part of our business strategy is to continually monitor changes in the wireless industry and to evaluate how these changes could enable us to maximize the value of our spectrum assets. Additionally, although we are initially focusing on the electric utility industry, we have identified other customer groups, including ports, railroads, water, oil and gas facilities, and mining operations, where we believe there is both customer demand and a good fit for the private wireless broadband networks, technologies, and solutions that our spectrum assets could support.

Our Broadband Market Opportunity

We have identified utility and critical infrastructure enterprises as the primary customers for our future broadband spectrum assets. We have identified the electric utility industry as our initial focused customer group. We believe that security, priority access, latency, redundancy, private ownership and control and unique coverage requirements are just some of the reasons utility and critical infrastructure enterprises would be interested in obtaining rights to deploy the private wireless broadband networks, technologies and solutions that can be enabled through use of our spectrum.

The electric utility industry is undergoing a fundamental transformation. Grid modernization efforts and the drive to reduce carbon emissions have hindered the ability of utilities to build new large-scale, centralized facilities. Today, power is generated by smaller, more geographically distributed facilities that can switch from a power producer to a recipient of power generated by a variety of other disparate sources, including wind and solar installations. Grid architecture must now accommodate end-users that are both generators and consumers, converting back and forth rapidly and carrying power in both directions, something the existing grid was not originally designed to handle. Technological advancements have produced sensors and smart devices to enable the new two-way grid and offer operators the ability to control and run the grid efficiently, safely and reliably. Utilities, however, need wireless communication networks, technologies and solutions that can move the large volumes of  data generated by these sensors and smart devices to their control systems for decision making, analytics, responsiveness to market demand and emergencies. The legacy communications systems utilized by many utilities cannot handle this new data load, have increasing interference and/or higher cyber threats, are inefficient and costly to maintain, and, in many cases, have associated equipment that is approaching end of life.

Our targeted customers have historically built, maintained and operated their communication networks, including private Land Mobile Radio (“LMR”) networks and supervisory control and data acquisition (“SCADA”) networks on narrowband frequencies licensed exclusively to them by the FCC. Based on our discussions with these targeted customers, these entities commonly express their desire to retain the positive elements of their aging LMR and SCADA networks, namely private ownership, tight control and custom features (such as specialized coverage and priority access), while adding the benefits of broadband and other advanced technologies (such as solving a broader set of use cases, including high-speed data transmission, video services and economies of scale). However, due to the general unavailability of low band spectrum (i.e., below 1 GHz), these entities have had limited opportunities to license or acquire the spectrum required to deploy cost-effective wireless broadband or other advanced technologies on their own.

In contrast to legacy systems, the wireless broadband networks, technologies and solutions that can be utilized with our spectrum assets can address the communication demands of the modern grid, both now and in the future. Our licensed 900 MHz spectrum offers the assurance of absolute control over access to and use of that spectrum, allowing our spectrum to be utilized to provide customers with guaranteed levels of service and the ability to prescribe and enforce purpose-built “rules of the road” for the provision of those services. Our spectrum assets can also serve as the foundational element to allow our critical infrastructure and enterprise customers to add 5G capabilities or move from LTE to 5G. Recent FCC decisions have created significant opportunities for blocks of shared, unlicensed spectrum, both below 1 GHz to a limited extent and, in substantial amounts, above 1 GHz. The addition of unlicensed spectrum, particularly in large swaths that support very high-speed services, can enable future 5G networks, technologies and solutions. While we intend to build our existing and future business strategies around our 900 MHz licensed spectrum, the ability of our critical infrastructure and enterprise customers to combine our licensed 900 MHz spectrum with additional spectrum in one or more unlicensed bands can provide them with an advantageous solution, and a path to 5G.

Business Development, Sales and Marketing

We have invested in building our business development, sales and marketing teams, which include both external and internal resources, to help foster our evolving customer relationships in furtherance of sustaining and growing our pipeline. Since the FCC’s issuance of the Report and Order, our sales and marketing efforts have been focused on pursuing spectrum lease arrangements with our targeted utility and critical infrastructure customers. We intend to enter long-term (e.g., 20 years, plus renewals) leasing arrangements with these customers. We expect our customers will bear the costs of deploying and operating their private broadband networks operating on the broadband spectrum we lease to them.

Our business development, sales and marketing organization has the following three key focus areas:   (i) direct account-based sales and marketing efforts to our targeted customers; (ii) regulatory outreach and support; and (iii) industry trade organization collaboration. We intend to enhance these efforts with sales and marketing partnerships with a variety of third parties, such as integrators and technology and equipment vendors, with whom we will seek active promotion of our broadband spectrum assets and  support for our broadband spectrum assets with their products, technologies, solutions and services.  Additionally, our marketing team supports our sales efforts through participation, sponsorships and speaking engagements at major trade events, associations and organizations.

In December 2020, we achieved a significant milestone by entering into the Lease Agreements, our first long-term 900 MHz broadband spectrum lease agreements covering Ameren’s service territories. The Lease Agreements will enable Ameren to deploy a PLTE network in its service territories in Missouri and Illinois covering approximately 7.5 million people. Each Lease Agreement is for a term of up to 40 years, consisting of an initial term of 30 years, with an option to extend for an additional 10-year term for an additional payment. The scheduled prepayments for the 30-year initial terms of the Lease Agreements total approximately $48 million. Full prepayment for the 30-year initial terms is due by 2026, with approximately 50% of the total prepayments due and payable subject to our ability to clear spectrum and secure the broadband licenses for the relevant counties. Our Board approved the Lease Agreements on April 23, 2021, and Ameren’s board of directors approved the Lease Agreements on May 6, 2021. We are proactively clearing incumbents from the 900 MHz broadband segments in Ameren’s service territories and expect to begin delivering the broadband spectrum licenses by county during fiscal year 2022 upon the issuance of broadband licenses and relevant approvals needed from the FCC. We submitted our first applications for broadband licenses on May 27, 2021.

In February 2021, we entered into the SDG&E Agreement with SDG&E, to provide 900 MHz broadband spectrum throughout SDG&E’s California service territory, including San Diego and Imperial Counties and portions of Orange County. The SDG&E Agreement will support SDG&E’s deployment of a PLTE network for its California service territory, with a population of approximately 3.6 million people. As part of the SDG&E Agreement, we and SDG&E intend to collaborate on accelerating utility industry momentum for private networks. The SDG&E Agreement includes the assignment of 6 MHz of broadband spectrum, 936.5 – 939.5 MHz paired with 897.5 – 900.5 MHz, within SDG&E’s service territory following the FCC’s issuance of broadband licenses to us. We expect to begin delivering broadband spectrum to SDG&E by county in fiscal year 2023 and to complete delivery by the end of fiscal year 2024. We are proactively working with incumbents to clear the 900 MHz broadband allocation in the SDG&E service territory. Total payment of $50.0 million is comprised of an initial payment of $20.0 million, which we received in February 2021. The remaining $30.0 million is due through fiscal year 2024 as we deliver broadband spectrum to SDG&E.

In addition to Ameren and SDG&E, the FCC has granted nine additional experimental licenses, which include licenses with seven individual utilities, the United Parcel Service and NREL.

Competition

Our competitors include the Tier 1 carriers (Verizon, AT&T and Sprint), private radio operators and other public and private companies who own spectrum, supply communication networks, technologies, products and solutions to our targeted utility and critical infrastructure enterprises. Many of these competitors have a long track record of providing technologies, products and solutions to our targeted customers and have greater political and regulatory influence than we do. In addition, many of our competitors have more resources, substantially greater product development and marketing budgets, greater name and brand recognition, a significantly greater base of customers in which to spread their operating costs and more financial and personnel resources than we do. All of these factors could prevent, delay or increase the costs of commercializing the broadband licenses we secure to our targeted customers.

In addition, these and other competitors have developed or may develop services, technologies, products and solutions that directly compete with the broadband networks, technologies, products and solutions that can be deployed with our spectrum assets. If competitors offer services, technologies, products and solutions to our targeted customers at prices and terms that make the licensing of our spectrum assets unattractive, we may be unable to attract customers at prices or on terms that would be favorable, or at all, which could have an adverse effect on our financial results and prospects.

Further, the FCC and other federal, state and local governmental authorities could adopt new regulations or take actions, including making additional spectrum available that can be utilized by our targeted customers, which could harm our ability to license our spectrum assets. For example, the federal government created and funded the First Responder Network Authority, which the federal government authorized to help accomplish, fund, and oversee the deployment of a dedicated Nationwide Public Safety Broadband Network (“NPSBN”), which is marketed as “FirstNet.” The NPSBN may provide an additional source of competition to utilizing our 900 MHz spectrum assets by our targeted utility and critical infrastructure enterprises.

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

Under the terms of the MOU, we assigned the intellectual property rights to our TeamConnect and pdvConnect applications to TeamConnect LLC (the “LLC”), a new entity formed by the principals of Goosetown, in exchange for a 19.5% ownership interest in the LLC upon the April 30, 2019 execution of the LLC’s Amended and Restated Limited Liability Company Agreement. The Goosetown principals agreed to fund the future operations of the LLC, subject to certain limitations. The LLC assumed our software support and maintenance obligations under the A BEEP and Goosetown agreements. The LLC also assumed customer care services related to our pdvConnect application. On April 1, 2020, we transferred our pdvConnect customers to the LLC and the LLC agreed to pay us a certain portion of the recurring revenues from these customers.

On April 1, 2020, we entered into Amendment 2 (“Amendment 2”) to the IP Assignment, Software Support, and Development Services Agreement, dated as of January 7, 2019, as previously amended, by and between us and the LLC. Under Amendment 2, we transferred our pdvConnect customers to the LLC except for one Tier 1 domestic carrier. In exchange for the customer transfer, the LLC agreed to pay us a certain portion of the recurring revenues from these customers.

Our Motorola Lease

In 2014, we entered into an agreement with Motorola to lease a portion of our 900 MHz licenses in exchange for an upfront, fully paid lease fee of $7.5 million. Additionally, Motorola invested $10 million in our subsidiary, PDV Spectrum Holding Company, LLC, that we formed to hold our 900 MHz spectrum licenses. Motorola’s ownership interest in our subsidiary is convertible, at the option of either party, into shares of our common stock at a price equal to $20.00 per share. Motorola is not entitled to any profits, dividends, or other distribution from the operations of our subsidiary. Under the terms of this lease agreement with Motorola, Motorola can use the leased channels to provide narrowband services to certain qualified end-users. The end-users can only use the leased channels for their internal communication purposes. The end-users cannot sublease the channels to any other end-users or any commercial radio system operations or carriers. The lease agreement limits the total number of channels that Motorola can lease in any market area. The lease agreement provides us with flexibility regarding the future use and management of our spectrum, including relocation and repurposing policies designed to facilitate any necessary realignment of frequencies that may be associated with our efforts to clear spectrum for broadband uses.

Motorola cannot enter contracts with end-users after December 31, 2020, involving new leases of spectrum from us without our consent and the payment of an additional fee. The initial lease period for any end-user cannot last more than seven years, and the lease can only be renewed for up to three years for an aggregate lease period of up to ten years.

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

National Security.  With a range of weather-related and cyber security impacts on the nation’s grid over the last several years, national security and disaster recovery issues continue to receive attention at the federal, state and local levels.  For example, Congress is expected to again consider cyber security legislation to increase the security and resiliency of the nation’s digital infrastructure. Our future customers who deploy broadband networks may be required to comply with potential federal, state and local regulations that govern elements of the electric grid.

Report and Order.  The FCC regulates the issuance of broadband licenses in the 900 MHz band in accordance with the Report and Order. The Report and Order provides that the FCC will evaluate the success of the broadband realignment process in the 900 MHz band in 2021 and will consider whether it should adopt additional mechanisms to facilitate broadband deployment.

Our Employees

As of March 31, 2021, we had 69 employees, 68 of which were full-time employees. We engage consultants and contract workers on an as-needed basis. We believe the relations with our employees and consultants are good.

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

Anti-Windfall Payment:  A payment to the U.S. Treasury from a 900 MHz broadband applicant for any full or fractional MHz less than six MHz if the applicant relinquishes less than 6 MHz (or 240 channels) of spectrum with the amount of the payment based on the per MHz-pop 600 MHz forward auction prices for the Partial Economic Area in which the county applied for by the broadband applicant is included.

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

MTA:  Major Trading Area; service areas based on the Rand McNally 1992 Commercial Atlas & Marketing Guide, that define 900 MHz SMR geographic licenses.

Narrowband Channel:  A 900 MHz 25 kHz bandwidth channel.

Railroads:  The freight railroads that, through the AAR, hold an effectively nationwide license for six non-contiguous 900 MHz channels, three of which are in the broadband segment.

Retuning:  Modifying a Covered Incumbent’s narrowband system to operate on channels outside the broadband segment established by the Report and Order.

Swapping:  Exchanging narrowband channels outside the broadband segment for the broadband segment channels held by a Covered Incumbent.

Transition Plan:    A document filed as part of the broadband application that demonstrates that the applicant holds or has agreements to acquire 50% of the 900 MHz licensed channels in the county and the applicant holds or has agreements to acquire , relocate or protect at least 90% of the licensed channels in the Broadband Segment of Covered Incumbents in the county (i.e., the 90% Broadband Segment Test).

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

Our plans to commercialize our 900 MHz spectrum assets depend on our ability to obtain broadband licenses in accordance with the requirements of the Report and Order approved by the FCC in May 2020. The Report and Order establishes three general eligibility requirements to obtain a broadband license, which we refer to herein as (i) the “50% Licensed Spectrum Test,” (ii) the “90% Broadband Segment Test” and (iii) the “240 Channel Requirement.” We will need to satisfy all eligibility requirements in each county in the United States for which we desire to obtain a broadband license. Under the 50% Licensed Spectrum Test, we must demonstrate that we hold more than 50% of the licensed channels in the 900 MHz band in the applicable county. Under the 90% Broadband Segment Test, we must provide the FCC with a plan demonstrating that we hold, or have agreements with Covered Incumbents for, at least 90% of the licensed channels in the 6 MHz broadband segment designated by the FCC and within 70 miles of the county boundary. Under the 240 Channel Requirement, we must surrender 6 MHz of broadband or narrowband spectrum (or 240 channels) in the applicable county to the FCC. If we do not have a sufficient number of channels to satisfy any of these eligibility requirements, we will be required to purchase the additional channels from incumbents in privately negotiated transactions, swap our existing channels with incumbents (including any required retuning of the incumbent radio systems), or effectively purchase channels not previously licensed by the FCC by making an Anti-Windfall Payment. The amount of spectrum we will be required to purchase and/or swap and the amount of any Anti-Windfall Payment will vary in each county based on our existing spectrum holdings in such county. Our ability to acquire and/or swap the additional spectrum necessary to secure broadband licenses in a desired county on a timely and cost-effective basis will depend on the incumbents who hold the additional spectrum we need to acquire or swap and their operations that we may need to retune or replace. Obtaining the required spectrum to qualify for broadband licenses may take longer and be more expensive than we currently anticipate. In addition, as discussed in more detail below, incumbents may elect not to sell or swap their existing channels on reasonable terms, or at all, and if we cannot satisfy the 90% Broadband Segment Test, we will not be able to utilize the Mandatory Retuning procedures the FCC established in the Report and Order. If we are unable to obtain broadband licenses on favorable terms and on a timely basis, or at all, our business, liquidity, results of operations and prospects will be materially adversely affected. In addition, significant costs or delays beyond what we have anticipated in our business plan will further delay us from commercializing our spectrum assets, and may prevent us from returning capital to stockholders (through dividends or stock repurchases) and require us to seek additional sources of capital and liquidity in order to carry out our business and plans, which could cause significant dilution to our existing stockholders. See the risk factor entitled “We may not be able to correctly estimate our operating expenses or future revenues, which could lead to cash shortfalls and require us to secure additional financing.”

The Mandatory Retuning process established by the FCC in the Report and Order may not allow us to retune or relocate incumbents in a timely manner and on commercially reasonable terms, or at all.

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

In addition, the FCC has exempted channels from the mandatory relocation process that are being utilized by incumbents operating Complex Systems. The FCC defines a Complex System as a radio system that has 45 or more functionally integrated sites.  The FCC exempted Complex Systems from the Mandatory Retuning requirements because retuning these systems could be complex and disruptive to the incumbent operators. Complex Systems are located in some of the largest business and population centers in the United States. Most are operated by electric utilities, including some utilities that actively opposed our 900 MHz broadband spectrum initiatives that resulted in the Report and Order. This exemption effectively prevents us from obtaining broadband licenses in counties where these Complex Systems are located (or if a Complex System is being operated within 70 miles of a county boundary for which we are attempting to obtain a broadband license) without the incumbent’s consent, which could be withheld for any reason, or for no reason. As a result, the incumbents operating Complex Systems can make demands that are not commercially reasonable (including the commercial terms of any long-term lease of our spectrum), delay their decision or refuse to negotiate with us altogether. Our inability to obtain broadband licenses in counties where Complex Systems are currently being operated (or are being operated within 70 miles of a county boundary for which we are attempting to obtain a broadband license) could have a material adverse effect on our operations and business plan, our future prospects and opportunities and on our ability to develop a profitable business.

The members of the AAR may delay or hinder our ability to commercialize broadband licenses.

The AAR holds a nationwide geographic license for six non-contiguous channels in the 900 MHz band, three of which are located within the broadband segment established by the FCC in the Report and Order. These channels are used by freight railroads for Advanced Train Control System operations. We recognized from the outset of the 900 MHz proceedings the importance of reaching agreements with the railroads about their relocation and worked with them throughout the FCC process. The Report and Order acknowledged the agreement we had reached with the AAR.  In January 2020, we formalized our agreement with the AAR in which we agreed to cancel licenses in the 900 MHz band to enable the AAR to relocate its operations, including operations utilizing the three channels located in the 900 MHz broadband segment (the “AAR Agreement”). We cancelled these licenses in June 2020 in accordance with the AAR Agreement. Delays by members of the AAR in clearing their channels in the broadband segment could delay or hinder our ability to commercialize broadband licenses and the ability of our customers to deploy 3/3 MHz broadband networks in the affected area, which could have a material adverse effect on our operations and business plan, our future prospects and opportunities and on our ability to develop a profitable business.

We may not be successful in commercializing our spectrum assets on a timely basis or in accordance with our business plans and expectations.

We have identified utilities and other critical infrastructure enterprises as our initial target customers. As of the date of this filing, we have signed one long-term lease of our spectrum assets to a utility and have entered into one contract to transfer our spectrum assets to another utility. Although we are in discussions with other utilities and critical infrastructure enterprises, there is no assurance that these discussions will result in contracts with these entities or that we will be successful in our efforts to commercialize our spectrum assets and other service offerings. For example, utilities or other critical infrastructure enterprises may not elect to lease any broadband licenses we secure on terms satisfactory to us or for a lease amount that represents what we believe is the fair market value for the lease of our spectrum, on a timely basis, or at all. Similarly, there is no assurance that utilities or other critical infrastructure customers will retain us for any other value-added services we offer them. As a result, our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by companies in their early stages of implementing a new business plan and pursuing opportunities in highly competitive and rapidly developing markets.

In addition, under our current business plan, we intend to enter long-term leasing or other transfer arrangements for our spectrum assets with one customer, or a limited number of customers, in each geographic area. We also expect that our customers will pay what we believe is the fair market value for the lease of the spectrum and bear the costs of deploying and operating their private broadband networks. As a result, many geographic areas may have only one or a limited number of potential customers and if we are not successful with this customer or limited number of customers, our spectrum may not be utilized and we will not be able to generate revenues from owning spectrum in that geographic area. In addition, even if we enter a long-term lease or transfer arrangement for a geographic area, payments by our customer will be contingent on our ability to clear incumbents and take the other necessary actions to secure broadband licenses on a timely basis. Our customers also will typically require rights to all spectrum we have in its geographic operating area. Because of this, we may not have additional spectrum assets to lease in such geographical area to other potential customers. Further, other than our lease or transfer arrangements, we will not generate revenue from the operation of the broadband networks or technologies deployed by our customers. As a result, there is considerable uncertainty as to whether we can generate sufficient revenues to develop a profitable business from leasing or otherwise transferring our licensed 900 MHz spectrum on a timely basis, or at all.

 Our ability to successfully commercialize our spectrum assets will also depend on the availability of technology, products and solutions that can both utilize the broadband licenses we secure and satisfy our customers’ demands. Our spectrum assets are located within the 3GPP global standard of Band 8 (also known as the E-GSM band, or 880 - 915 MHz paired with 925 - 960 MHz). Band 8 has been internationally approved and is currently being utilized with LTE broadband networks. However, we may not be able to continue to convince chipmakers and other technology, product and solution manufacturers and vendors to develop the technology, products and solutions required to satisfy our customers’ various use cases and meet the technical specifications established in the Report and Order. If such technologies, products and solutions are not available or competitively priced or are significantly delayed, our customers may decide not to lease any broadband licenses we secure on acceptable terms, on a timely basis, or at all.

Further, our assessment that we should target utilities and other critical infrastructure entities as customers for our spectrum is based on our determination that these entities have regulatory and other incentives to install a significant number of new technologies, such as smart devices and sensors, that will generate an increasing amount of data that cannot be addressed well by their existing communication networks and systems. Our potential customers, however, are large organizations and a decision to implement private broadband networks, technologies and solutions is an involved decision and will require significant capital outlays. Any negotiation and contract process with these potential customers has taken, and likely will continue to take, a significant amount of time and effort to work through their approval and funding processes. In addition, there is no assurance that the governmental agencies that regulate these entities will allow them to pass the capital costs of implementing broadband networks, technologies and solutions utilizing our spectrum on to their ratepayers, which could cause these entities to be unable to afford, or to elect not to pursue, rights to our spectrum assets. In addition, although there is broad availability of broadband LTE, there is no assurance that our targeted customers will be able to utilize existing broadband networks, technologies and solutions with our spectrum for their desired use cases without requiring modifications to existing equipment or engaging in product and/or service development efforts, any of which could result in deployment delays, require them or us to invest in technology or other development activities or otherwise adversely limit the potential benefits or value of our spectrum assets. If any of these risks occur or continue beyond our plans and expectations, our plans to commercialize our spectrum assets may not be as valuable as we expect and we may continue to experience significant delays in our commercialization plans, which will have an adverse effect on our business, liquidity, results of operations and prospects.

We are subject to contingencies and obligations under our commercial agreements with Ameren and SDG&E, including the delivery of cleared spectrum and broadband licenses on a timely basis, and as a result, there is no assurance that we will receive payments from Ameren and/or SDG&E in the amounts and on the timeline we currently expect, or that any payments we have received to date will not be subject to repayment or that we will not be subject to contract claims, including rights of termination.

In December 2020, we announced that we had entered into long-term lease agreements for 900 MHz broadband spectrum licenses covering Ameren’s service territories in Missouri and Illinois. In February 2021, we announced that we had entered into an agreement with SDG&E to provide 900 MHz broadband spectrum throughout SDG&E’s California service territory, including San Diego and Imperial Counties and portions of Orange County. We are subject to contingencies and obligations under our commercial agreements with Ameren and SDG&E, including the delivery of cleared spectrum and broadband licenses in the designated service territories on a timely basis. There is no assurance that we will be able to clear incumbents from Ameren’s and/or SDG&E’s respective service territories and obtain broadband licenses from the FCC on the timeline required under our agreements, or at all. Ameren’s and SDG&E’s respective payment obligations, including our ability to maintain any upfront payments and any future payment obligations under these agreements, are contingent on our ability to deliver cleared spectrum and broadband spectrum licenses on the timelines required in these agreements. As a result, there is no assurance that we will be able to retain any upfront payments or receive future payments in the amounts and on the timeline we currently expect, or at all. Further, Ameren may not elect to exercise its option for the additional 10-year terms contemplated by the terms of the long-term lease agreements. Further, our costs to clear incumbents, qualify for broadband licenses and perform our other obligations under our agreements with Ameren and SDG&E may be significantly more than we currently anticipate, which could increase our operating expenses and reduce the net revenue or proceeds we recognize from these agreements.

The COVID-19 pandemic has disrupted and could continue to adversely impact our business, including our broadband licensing and commercialization efforts and our financial condition, liquidity and results of operations.

In March 2020, the World Health Organization declared COVID-19, the disease caused by the novel coronavirus, a global pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, imposed various unprecedented responses, including government-imposed quarantines, restrictions on travel and business and government operations and other public health safety measures, resulting in, among other things, business closures and a substantial reduction in economic activity globally.

Our plans to commercialize our 900 MHz spectrum assets to support the deployment of broadband networks, technologies and solutions depends on our ability to obtain broadband licenses in accordance with the requirements of the Report and Order. The COVID-19 pandemic has disrupted and could continue to adversely impact our business operations and the business operations of our targeted utility and critical infrastructure customers. Reduced business operations may prevent us from timely and successfully negotiating and entering into agreements with incumbents to acquire and/or swap the spectrum required to enable us to qualify for broadband licenses. The reduced business operations may hinder our efforts to secure broadband licenses from the FCC and to timely and successfully commercialize any broadband licenses we secure for our targeted customers. For example, the disruptions caused by the COVID-19 pandemic have commanded, and may continue to command, the attention of our targeted customers. Further, the business disruptions and reduced economic activity may harm the results of operations and financial condition of our target customers, which may cause them to delay or elect not to pursue a right to lease our spectrum assets.

As the COVID-19 pandemic continues to affect individuals and businesses around the globe, we will likely continue to experience disruptions that could severely impact our financial condition, business and/or ability to obtain and commercialize broadband licenses, including:

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

•	inability to correctly estimate our operating expenses or future revenues, which could lead to cash shortfalls and require us to secure additional financing.

The business disruptions and other adverse economic consequences of the COVID-19 pandemic continue to rapidly evolve. The ultimate impact of the COVID-19 pandemic on our operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, the duration of the associated travel and business restrictions, the economic impact of the COVID-19 pandemic on our target customers and any additional preventative and protective actions that governments, or we, may direct. As a result, the COVID-19 pandemic could continue to adversely impact our business, including our broadband licensing and commercialization efforts and our financial condition, liquidity and results of operations.

Our initiatives with the federal and state agencies and commissions that regulate electric utilities may not be successful.

Our targeted utility and critical infrastructure customers are highly regulated by both federal and state agencies. Electrical utilities, for example, are regulated by federal agencies including the Department of Energy, the Department of Homeland Security, the Federal Energy Regulatory Commission and the National Institute of Standards and Technologies. We are working with each of these agencies to educate them about the potential benefits that private broadband LTE networks, technologies and solutions utilizing our spectrum assets can offer utilities. We are also working with state agencies and commissions who regulate the electrical utilities in their respective states, and who have a strong influence over electric utility buying decisions in their jurisdictions. Our goal with these state agencies and commissions is to gain their support for allowing utilities to pass the capital costs of leasing our spectrum assets and deploying private broadband LTE networks, technologies and solutions to ratepayers, including at a customary rate of return for the utility company. We are in the early stages of our initiatives with these federal and state agencies and commissions. We may not be successful in gaining support from these governmental bodies on a timely basis, or at all, which could hinder or delay our commercialization efforts with utilities and other entities. If we do not gain support from these governmental bodies, our targeted critical infrastructure customers may not find it commercially feasible to lease our spectrum assets.

We may not be able to maintain any broadband licenses that we own and/or obtain from the FCC.

The FCC issues each spectrum license for a fixed period, typically ten years in the case of the FCC licenses for the narrowband spectrum we currently hold and 15 years for any broadband licenses we intend to secure in the future. The Report and Order establishes “performance” or build-out requirements that we will be required to meet to retain and renew any broadband licenses we obtain. Performance will be measured at the six- and twelve-year anniversaries of each broadband license. A failure to satisfy these requirements could result in the FCC’s termination of a broadband license or refusal to renew a previously issued broadband license. In addition, under our business plan, we intend for our customers to be responsible to pay the build-out and operating costs of such broadband systems. Such build-out requirements could impose a significant expense and could cause potential customers to decide not to license broadband licenses from us, or to seek alternative communication solutions from other providers.

Government regulations or actions taken by governmental bodies could adversely affect our business prospects, liquidity and results of operations, including any changes by the FCC to the Report and Order or to the FCC rules and regulations governing the 900 MHz band.

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

In addition, the FCC and other federal, state and local governmental authorities could adopt new regulations or take actions, including imposing taxes or fees on our business that could have a materially adverse effect on our business, liquidity, results of operations and prospects. Further, the FCC or Congress may make additional spectrum available for communications services, which may result in the introduction of additional competitive entrants to the already crowded wireless communications marketplace in which we compete. For example, the federal government created and funded the First Responder Network Authority which the federal government authorized to help accomplish, fund and oversee the deployment of the dedicated NPSBN. The NPSBN, which is marketed as “FirstNet”, may provide an additional source of competition to utilizing our 900 MHz spectrum assets by our targeted critical infrastructure and enterprise customers.

The value of our spectrum assets may fluctuate significantly based on supply and demand, as well as technical and regulatory changes.

The FCC spectrum licenses we hold are our most valuable asset. The value of our spectrum, however, may fluctuate based on various factors, including, among others:

•	the cost and time required to comply with the FCC’s requirements to obtain broadband licenses in the 900 MHz band, including purchasing additional spectrum and retuning and relocating incumbents;
•	our ability to enter long-term leases or transfer arrangements with our targeted utility and critical infrastructure customers on a timely basis and on commercially reasonable terms;
•	potential uses of our spectrum based on the Report and Order and available technology;
•	the market availability of, and demand for, broadband spectrum;
•	the demand for private broadband networks, technologies and solutions by our targeted utility and critical infrastructure customers; and
•	regulatory changes by the FCC to make additional spectrum available or to promote more flexible uses of existing spectrum in other bands.

Similarly, the price of any additional spectrum we desire to purchase to enable us to qualify for broadband licenses or our future business plans will also fluctuate based on similar factors. Any decline in the value of our spectrum or increases in the cost of the spectrum we acquire could have an adverse effect on our market value and our business and operating results.

Risks Related to Our Business

We may not be able to correctly estimate our operating expenses or future revenues, which could lead to cash shortfalls, and may prevent us from returning capital to our stockholders and require us to secure additional financing.

We have dedicated significant resources to support the FCC’s approval of the Report and Order. We have expended, and will need to continue to expend substantial resources for the foreseeable future, to promote the benefits of deploying broadband systems to our targeted utility and critical infrastructure customers. We also will need to expend substantial resources for the foreseeable future to qualify for and obtain broadband licenses, including the costs related to retuning incumbent systems, purchasing additional spectrum from incumbents and/or making Anti-Windfall Payments to the U.S. Treasury, and to commercialize our spectrum assets. We believe our existing cash will be sufficient to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months from the date of this filing.

Our budgeted expense levels are based in part on our expectations and assumptions regarding the timing and costs to qualify for and obtain broadband licenses, the demand by our target customers to utilize our spectrum assets to deploy broadband networks, technologies and solutions and the time required to enter into binding contracts with our target customers. However, we may not correctly predict the amount or timing of our future revenues and our operating expenses, which may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control, and may be materially different than our announced plans and expectations. These factors include:

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

•	the commercial terms, including the length of the lease and the timing of payments, in our future commercial arrangements with our targeted customers; and
•	the costs associated with increasing the size of our organization, including the costs to attract and retain personnel with the skills required to support our business plans.

In addition, other costs may arise that we currently do not anticipate.  Further, other unanticipated events may occur that reduce the amounts and delay the timing of our future revenues, including the potential impacts of the business disruptions and economic consequences resulting from the COVID-19 pandemic. We may not be able to adjust our operations in a timely manner to compensate for any shortfall in our revenues, delays in obtaining broadband licenses, delays in entering long-term leases for our spectrum or increases in the expenses required to secure broadband licenses and implement our commercialization and business plans.

Further, our assumptions regarding the terms of any spectrum leases we enter into with our targeted customers, including the timing of customer payments, may turn out to be inaccurate. As a result, a significant shortfall in our planned revenues, a significant delay in obtaining broadband licenses and entering into long-term leases for our spectrum assets, customers electing not to make significant pre-payments under the terms of any lease agreements we enter into or significant increases in our planned expenses could have an immediate and material adverse effect on our business, liquidity, results of operations and prospects. In such case, we may not be able to return capital to our stockholders (through dividends and stock repurchases) and may be required to issue additional equity or debt securities or enter into other commercial arrangements to secure the additional financial resources to support our future operations and the implementation of our business plans. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business, prospects and results of operations. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

We have a limited operating history with our current business plan, which makes it difficult to evaluate our prospects and future financial results and our business activities, strategic approaches and plans may not be successful.

Although we were incorporated in 1997, our business is now reliant on our ability to secure broadband licenses pursuant to the Report and Order approved by the FCC in May 2020 and to commercialize our spectrum assets to our targeted utility and critical infrastructure customers. Since the Report and Order, we have signed two commercial agreements with our target utility and critical infrastructure customers for the long-term lease or transfer of our spectrum assets. Although we are in discussions with other utilities and critical infrastructure companies, there is no assurance that these discussions will result in contracts with these entities. There also is no assurance regarding the terms of any agreements we enter into with our target customers, including the amount or timing of any payments. In addition, there is no assurance that we will be able to satisfy our obligations under our commercial agreements, including our obligations to secure broadband licenses on a timely basis and on commercially reasonable terms, or at all. As a result, there is no assurance that we will be successful in our efforts to commercialize our spectrum assets and other service offerings. Further, our ability to forecast our future operating results is limited and subject to a number of risks and uncertainties, including our ability to accurately forecast and estimate our future revenues and the expenses and time required to obtain broadband licenses and pursue our commercialization plans. We have encountered, and expect to continue to encounter, risks and uncertainties frequently experienced by new businesses in highly competitive, technical and rapidly changing markets. If our assumptions regarding these risks and uncertainties are incorrect, or if there are adverse changes in our commercialization plans or opportunities or general economic conditions, or if we do not manage or address these risks and uncertainties successfully, our results of operations could differ materially and adversely from our expectations.

As a business with limited operating history with its current business plan, any future success will depend, in large part, on our ability to, among other things:

•	comply with the requirements and restrictions the FCC has established in the Report and Order to qualify for and obtain broadband licenses in key geographic areas on a timely and cost-effective basis;
•	successfully commercialize our spectrum assets to our targeted utility and critical infrastructure customers on favorable terms, on a timely basis, or at all;
•	comply with our obligations under our existing and any future agreements with our customers on a timely basis and on commercially reasonable terms;
•	manage any ongoing costs, obligations and liabilities related to the transfer of our TeamConnect and pdvConnect businesses;
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

Our competitors include the Tier 1 carriers (Verizon, AT&T and Sprint), private radio operators and other public and private companies who supply communication networks, technologies, products and solutions to our targeted utility and critical infrastructure entities. Many of these competitors have significantly more resources, a longer track record of providing technologies, products and solutions to our targeted customers and greater political and regulatory influence than we do, all of which could prevent, delay or increase the costs of commercializing the broadband licenses we secure to our targeted customers. In addition, under our business plan, our targeted customers will be required to bear the cost of installing and operating the broadband networks, technologies and solutions utilizing our licensed spectrum, thereby requiring the replacement of some or all of their existing communication systems. Given these significant capital requirements, there is no assurance that we will be able to successfully commercialize our spectrum assets, especially in light of the competitive environment in which we operate and the wide variety of technologies, products and solutions offered by our competitors. Further, in the process of pursuing broadband licenses, we may be required to make significant concessions or contractual commitments, make significant payments or assume significant costs, purchase additional spectrum or replacement communication systems or limit the use of our spectrum assets or restrict our pursuit of business opportunities to address the concerns expressed by incumbents and other interested parties.

In addition, the FCC and other federal, state and local governmental authorities could adopt new regulations or take actions, including making additional spectrum available that can be utilized by our targeted customers, which could harm our ability to license our spectrum assets. For example, the federal government created and funded the First Responder Network Authority, which the federal government authorized to help accomplish, fund, and oversee the deployment of a dedicated Nationwide Public Safety Broadband Network (“NPSBN”). The NPSBN, which is marketed as “FirstNet”, may provide an additional source of competition to utilizing our 900 MHz spectrum assets by our targeted utility and critical infrastructure enterprises.

Some of our competitors, including the Tier 1 carriers, have significantly greater pricing flexibility, have taken steps and may decide to compete against us more aggressively. These and other competitors have developed or may develop technologies that directly compete with our solutions. If competitors offer services, technologies and solutions to our targeted customers at prices and terms that make the licensing of our spectrum assets unattractive, our ability to license or otherwise commercialize our spectrum assets could be impaired. As a result, we may be unable to attract customers at prices or on terms that would be favorable, or at all, which could have an adverse effect on the growth and timing of any future revenues. In addition, we may not be able to fund or invest in certain areas of our business to the same degree as our competitors. Many have substantially greater product development and marketing budgets and other financial and regulatory personnel resources than we do. Many also have greater name and brand recognition and a larger base of customers than we have. Competition could increase our selling and marketing expenses and related customer acquisition costs. We may not have the financial resources, technical expertise or marketing and support capabilities to compete successfully.

If we are unable to attract new customers, our results of operations and our business will be adversely affected.

Our targeted customers are large, heavily-regulated enterprises and our business plan requires these customers to commit to long-term leases of our spectrum and then to purchase and deploy broadband network equipment, solutions and services utilizing our leased spectrum. There are typically a number of constituencies within each of our targeted customers that need to review and approve the lease of our spectrum before signing a contract with us. As a result, we have experienced, and we expect to continue to experience, long sales cycles with our targeted customers. In addition, numerous other factors, many of which are out of our control, may now or in the future impact our ability to acquire new customers, including not gaining support from governmental bodies that regulate our customers, the ability of our customers to pass their lease and broadband deployment costs to their ratepayers, our customers’ existing commitments to other providers or communication solutions, real or perceived costs of leasing our spectrum assets and deploying broadband networks, solutions and services, our failure to expand, retain and motivate our sales and marketing personnel, our failure to develop or expand relationships with the manufacturers or suppliers of broadband technologies, solutions and services that can be utilized on our spectrum, negative media, industry or financial analyst commentary regarding us or our solutions, litigation, the adverse impacts of the COVID-19 pandemic and deteriorating general economic conditions. Any of these factors could impact our ability to attract new customers to lease or obtain rights to our spectrum assets. As a result of these and other factors, we may be unable to timely attract enough customers to support our operating costs, which would harm our business and results of operations.

We have had net losses each year since our inception and may not achieve or maintain profitability in the future.

We have incurred net losses each year since our inception and we may not achieve or maintain profitability in the future for a number of reasons, including without limitation, the costs to obtain broadband licenses, including the costs to clear the 900 MHz band, the costs to promote and commercialize our spectrum assets to our targeted utility and critical infrastructure customers, our inability to commercialize our spectrum assets to our targeted utility and critical infrastructure customers on a timely basis and on commercially favorable terms, changes in our revenue recognition policies and the costs associated with the transfer of our TeamConnect and pdvConnect businesses. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in significant delays in our business plans, levels of revenue below our current expectations, or losses or expenses that exceed our current expectations.  If our losses or expenses exceed our expectations or our revenue assumptions are not met in future periods, we may never achieve or maintain profitability in the future.

Our ability to use our net operating losses to offset future taxable income, if any, may be subject to certain limitations.

As of March 31, 2021, we had approximately $125.3 million of federal net operating loss (“NOL”) carryforwards, expiring in various amounts from 2021 through 2038,  to offset future taxable income and the remaining $141.2 million of which can be carried forward indefinitely but limited to 80% of future taxable income when used. In the United States, utilization of the NOL carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions due to ownership change limitations that have occurred previously or that could occur in the future. The

NOL carryforwards and certain other tax attributes of ours may also be subject to limitations as a result of ownership changes. If we were to lose the benefits of these NOL carryforwards, our future earnings and cash resources would be materially and adversely affected. We have incurred net losses since our inception, and we anticipate that we will continue to incur significant losses for the foreseeable future; thus, we do not know whether or when we will generate the U.S. federal taxable income necessary to utilize our NOLs.

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

We retained a number of significant obligations under the A BEEP and Goosetown agreements related to the TeamConnect and pdvConnect businesses. For example, we are required to continue to pay the cell tower leases for the TeamConnect networks we deployed for the balance of the lease terms. We also retained customer billing and collection responsibility for the pdvConnect business. In addition, if A BEEP, Goosetown or the principals of Goosetown do not comply with their contractual obligations or otherwise fail to adequately provide service to the transferred customers, we may recognize less revenue and incur more costs from these arrangements than anticipated, including potential litigation or damage claims from the transferred customers. In such case, the transfer of our TeamConnect and pdvConnect businesses and our related restructuring plans may result in higher costs and lower revenues than expected and cause us not to achieve the expected long-term operational benefits. Further, following the transfer of the pdvConnect and TeamConnect businesses, our prospects and future results are reliant on the success of our efforts to secure broadband licenses and plans to commercialize our spectrum assets.

Our reputation and business may be harmed, and we may be subject to legal claims if there is loss, disclosure, or misappropriation of, or access to, our customers’ information.

We make extensive use of online services and centralized data processing, including through third-party service providers. The secure maintenance and transmission of customer information is an important element of our operations. Our information technology and other systems, and those of our service providers or contract partners (including A BEEP, Goosetown and the LLC), that maintain and transmit customer information, including location or personal information, may be compromised by a malicious third-party penetration of our network security, or that of our third-party service providers or contract partners, or impacted by unauthorized intentional or inadvertent actions or inactions by our employees, or by the employees of our third-party service providers or contract partners. Cyber-attacks, which include the use of malware, computer viruses and other means of disruption or unauthorized access, have increased in frequency, scope and potential harm in recent years. While, to date, we have not been subject to cyber-attacks or other cyber incidents which, individually or in the aggregate, have been material to our operations or financial condition, the preventive actions we and our third-party service providers and contract partners take to reduce the risk of cyber incidents and protect information technology resources and networks may be insufficient to repel a major cyber-attack in the future. As a result, our customers’ information may be lost, disclosed, accessed, used, corrupted, destroyed or taken without the customers’ consent.  Any significant compromise of our data or network security, failure to prevent or mitigate the loss of customer information and delays in detecting any such compromise or loss could disrupt our operations, impact our reputation and subject us to additional costs and liabilities, including litigation, which could produce material and adverse effects on our business and results of operations.

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

We have significantly expanded our commercialization organization since the Report and Order was issued in May 2020. As we continue to pursue broadband licenses and implement our commercialization plans, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert its attention away from its day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as deploying broadband systems to our targeted utility and critical infrastructure customers. If our management is unable to effectively manage our growth, our expenses may increase more than expected or budgeted, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our currently anticipated business strategy. Our future financial performance and our ability to commercialize our spectrum assets and compete effectively will depend, in part, on our ability to effectively manage any future growth. Failure to manage this growth could disrupt our business operations and negatively impact our ability to achieve success.

If we fail to implement and maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud.  As a result, our stockholders could lose confidence in our financial results, which would materially and adversely affect our value and our ability to raise any required capital in the future.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We discovered in the past and may discover in the future areas of our internal controls that need improvement or additional documentation. For example, in connection with preparing our financial statements for the quarter ended June 30, 2018, we determined that we incorrectly interpreted the effective date of a change in the accounting treatment of our NOLs in accordance with the new tax law provisions in the Tax Cuts and Jobs Act of 2017. This error was the result of an inadequate design of controls pertaining to our review and analysis of changing tax legislation, which represented a material weakness in our internal control over financial reporting and disclosure controls. As a result, we filed restated financial statements for the quarterly period ended December 31, 2017 and for the year ended March 31, 2018. In addition, in preparing our Annual Report on Form 10-K for the year ended March 31, 2019, we determined that we had improper segregation of duties and other design gaps caused by user access deficiencies within the design of our information technology controls that support our financial reporting processes, and that this deficiency represented a material weakness in our internal control over financial reporting. As of March 31, 2020, we had remediated both of these material weaknesses. We cannot be certain that we will be successful in implementing or maintaining effective internal controls for all financial periods. As we grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. The existence of any material weakness or significant deficiency in the future may require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. In addition, the existence of any material weakness in our internal controls could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect our value and our ability to raise any required capital in the future.

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

Risks Related to Our Common Stock

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

The market price of our common stock may be highly volatile and subject to wide fluctuations.  Some of the factors that could negatively affect or result in fluctuations in the market price of our common stock include:

•	the timing and costs of securing broadband licenses;
•	our ability to enter into contracts with our targeted utility and critical infrastructure customers, on a timely basis or at all;
•	the terms of our customer contracts, including pre-payments and our contractual obligations;
•	our ability to comply with our obligations, on a timely and cost-effective basis, under our existing customer contracts;
•	market reaction to any changes in our business plans or strategies;
•	announcements, offerings or actions by our competitors;
•	governmental regulations or actions taken by governmental bodies;
•	any unexpected costs or liabilities associated with the transfer of the TeamConnect and pdvConnect businesses;
•	additions or departures of any of our executive officers or key personnel;
•	actions by our stockholders;
•	speculation in the press or investment community;
•	general market, economic and political conditions, including an economic slowdown or dislocation in the global credit markets;
•	our operating performance and the performance of other similar companies;
•	changes in accounting principles, judgments or assumptions; and
•	passage of legislation or other regulatory developments that adversely affect us or our industry.

Concentration of ownership will limit your ability to influence corporate matters.

Based on our review of publicly available filings as of May 31, 2021, funds affiliated with Owl Creek Asset Management (“Owl Creek”) beneficially owned approximately 30.5% and the other holders of our common stock who have made filings with the SEC beneficially own, in the aggregate, a total of approximately 23.6% of our outstanding shares of common stock, and together with Owl Creek, approximately 54.1% of our outstanding shares of common stock. Specifically, based on publicly available filings as of May 31, 2021:  funds affiliated with Lomas Capital Management LLC owned approximately 9.0% of our outstanding common stock; funds affiliated with Pacific Investment Company owned approximately 7.6% of our outstanding common stock and funds affiliated with Morgan Stanley Investment Management Inc. owned approximately 7.0% of our outstanding common stock. Although we are not aware of any voting arrangements between these stockholders, our significant stockholders can determine (if acting together) or significantly influence (if acting as a group of two or more): (i) the outcome of any corporate actions submitted by our Board for approval by our stockholders and (ii) any proposals or director nominees submitted by a stockholder. Further, they could place significant pressure on our Board to pursue corporate actions, director candidates and business opportunities they identify. For example, we are engaged in cooperative discussions with Owl Creek regarding Owl Creek’s interest in nominating an individual to our Board. In addition, in its Form 4 filed with the SEC on February 25, 2021, Owl Creek reported that it expects to continue to engage in cooperative discussions with our management and Board concerning ways to work together to achieve our strategic objectives. Owl Creek and our other significant stockholders could effectively block a proposed sale of the company, even if recommended by our Board. Alternatively, these stockholders could place pressure on our Board to pursue a sale of the company or its assets. As a result of this concentration of ownership, our other stockholders may have no effective voice in our corporate actions or the operations of our business, which may adversely affect the market price of our common stock.

We are a “smaller reporting company” and may elect to comply with reduced public company reporting requirements applicable to smaller reporting companies, which could make our common stock less attractive to investors.

We are a “smaller reporting company” (as defined under Section 12-b2 of the Exchange Act) meaning that we are not an investment company, an asset-backed issuer or a majority-owned subsidiary of a parent company and had either (i) a public float of less than $250 million as of the last business day of the most recently completed second fiscal quarter or (ii) if the public float was less than $700 million, had annual revenues of less than $100 million during the most recently completed fiscal year. Smaller reporting companies are permitted to provide simplified executive compensation disclosure in their filings; certain smaller reporting companies are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act (“Sarbanes-Oxley Act”) requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal controls over financial reporting; and they have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. For as long as we continue to be a smaller reporting company, we expect that we will take advantage of the reduced disclosure obligations available to us as a result of those respective classifications.  Decreased disclosure in our SEC filings as a result of our having availed ourselves of scaled disclosure may make it harder for investors to analyze our results of operations and financial prospects.  If investors find our common stock less attractive as a result of any choices to reduce future disclosure we may make, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Our Board is authorized, without stockholder approval, to permit us to issue additional shares of common stock or to raise capital through the creation and issuance of preferred stock, other debt securities convertible into common stock or preferred stock, options, warrants and other rights, on terms and for consideration as our Board in its sole discretion may determine. In April 2020, we filed a shelf registration statement (the “Shelf Registration Statement”) on Form S-3 with the SEC that was declared effective by the SEC on April 20, 2020, which permits us to offer up to $150 million of common stock, preferred stock and warrants in one or more offerings and in any combination, including in units from time to time. In April 2020, we entered into an Amended and Restated Controlled Equity OfferingSM Sales Agreement and an Amended and Restated Sales Agreement (collectively, the “Sales Agreements”) with Cantor Fitzgerald & Co. and B. Riley FBR, Inc., respectively (collectively, the “Agents”), and registered the sale of up to an aggregate of $50,000,000 in shares of our common stock in at-the-market sales transactions pursuant to the Sales Agreements under the Shelf Registration Statement. Our Sales Agreements are intended to provide us with additional flexibility to access the capital markets by selling registered shares under the Shelf Registration Statement. In addition, we have filed registration statements on Form S-8 to register the total number of shares of our common stock that may be issued under our 2014 Stock Plan, including the equity awards issued to our executive officers and directors. As of May 31, 2021, there are outstanding options to purchase 1,586,473 shares of our common stock and restricted stock unit agreements for 668,513 shares of our common stock and 1,410,368 shares remaining available for issuance under our 2014 Stock Plan, all of which are registered for sale on currently effective Forms S-8.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We maintain offices in Woodland Park, New Jersey, and McLean, Virginia. The lease for our corporate headquarters at 3 Garret Mountain Plaza, Suite 401, Woodland Park, New Jersey, which was renewed in February 2017 for an additional 10 years, is for 19,276 square feet of office space. We have the right of first offer for adjacent space if it becomes available. In February 2019, we entered into a lease agreement for our second office space located at 8260 Greensboro Drive, Suite 501, McLean, Virginia for 5.5 years, which commenced on April 15, 2019. The leased office facility includes approximately 5,365 square feet. We believe that our existing facilities are adequate for our current needs.

We do not own any real property.

ITEM 3.  LEGAL PROCEEDINGS AND OTHER MATTERS

We are not involved in any material legal proceedings or other legal matters at this time. However, from time to time, we may be involved in litigation that arises from the ordinary operations of business, such as contractual or employment disputes or other general actions. See Note 14 of the Notes to the Consolidated Financial Statements contained within this Annual Report for a further discussion of potential commitments and contingencies related to legal proceedings.

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

As of May 31, 2021, we had 17,771,085 shares of common stock outstanding and approximately 121 record holders of our common stock. The number of beneficial owners of our common stock is greater than the number of record holders because a portion of our common stock is held of record through brokerage firms in “street name.”

Dividend Policy

We have never declared or paid any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of our Board and will depend on our financial condition, results of operations, capital requirements, restrictions contained in any financing instruments and such other factors as our Board deems relevant in its sole discretion.

Securities Authorized for Issuance under Equity Compensation Plans.

We currently award stock options and restricted stock units to our employees meeting certain eligibility requirements under  a plan approved by our stockholders in 2014, as amended, referred to as the “2014 Stock Plan” and have previously awarded stock options and restricted stock units to our employees meeting certain eligibility requirements under a plan approved by our stockholders in 2010. The following table summarizes information about our equity compensation plans as of March 31, 2021:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options (1) (a)	Weighted-Average Exercise Price of Outstanding Stock Options (1) (b)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,711,640	$25.58	1,674,593	(2)
Equity compensation plans not approved by security holders	—	—	—
(1)	Does not take into account outstanding restricted stock units.
(2)

Historically, the number of shares of our common stock reserved under the 2014 Stock Plan were increased, based on Board approval each January 1, which was intended to continue through and including January 1, 2024, by an amount equal to the smaller of 5% of the number of shares of our common stock issued and outstanding on the immediately preceding December 31 or a lesser amount determined by our Board (the “evergreen provision”). Effective January 1, 2021, the Board elected to increase the shares authorized under the 2014 Stock Plan by 879,216 shares, which represented 5% of the of the Company’s common stock issued and outstanding as of December 31, 2020. On June 14, 2021, the Compensation Committee of our Board approved Amendment No. 1 to 2014 Stock Plan to eliminate the evergreen provision for all future years (i.e., January 1,2022 through January 1, 2024).

Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any equity securities not registered under the Securities Act of 1933, as amended (the “Securities Act”), during the fiscal year ended March 31, 2021.

Issuer Purchases of Equity Securities

We did not repurchase any equity securities during the fiscal year ended March 31, 2021.

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

Overview

Anterix Inc. (“Anterix,” “we,” “us,” “our” or the “Company”), is a wireless communications company focused on commercializing our spectrum assets to enable our targeted utility and critical infrastructure customers to deploy private broadband networks, technologies and solutions. We are the largest holder of licensed spectrum in the 900 MHz band (896-901/935-940 MHz) with nationwide coverage throughout the contiguous United States, Hawaii, Alaska and Puerto Rico. On May 13, 2020, the FCC approved the Report and Order to modernize and realign the 900 MHz band to increase its usability and capacity by allowing it to be utilized for the deployment of broadband networks, technologies and solutions. The Report and Order was published in the Federal Register on July 16, 2020 and became effective on August 17, 2020. We are now engaged in qualifying for and securing broadband licenses from the FCC, with a focus on pursuing licenses in those counties in which we believe we have near-term commercial opportunities. At the same time, our sales and marketing organization is pursuing opportunities to lease the broadband licenses we secure to our targeted utility and critical infrastructure customers.

In December 2020, we entered into the Lease Agreements, our first long-term 900 MHz broadband spectrum lease agreements covering Ameren’s service territories. The Lease Agreements will enable Ameren to deploy a PLTE network in its service territories in Missouri and Illinois covering approximately 7.5 million people. Each Lease Agreement is for a term of up to 40 years, consisting of an initial term of 30 years, with an option to extend for an additional 10-year term for an additional payment. The scheduled prepayments for the 30-year initial terms of the Lease Agreements total approximately $48 million dollars. Full prepayment for the 30-year initial terms is due by 2026, with approximately 50% of the total prepayments due and payable subject to our ability to clear spectrum and secure the broadband licenses for the relevant counties. Our Board approved the Lease Agreements on April 23, 2021 and Ameren’s board of directors approved the Lease Agreements on May 6, 2021. We are clearing incumbents from the 900 MHz broadband segments in Ameren’s service territories and we submitted our first applications for broadband licenses on May 27, 2021. With the board approvals by both companies, we expect to recognize revenue from the Lease Agreements commencing in fiscal year 2022. Revenue will be recognized as spectrum is delivered based on straight-line amortization over the initial 30-year terms of the Lease Agreements.

In February 2021, we entered into the SDG&E Agreement with SDG&E to provide 900 MHz broadband spectrum throughout SDG&E’s California service territory, including San Diego and Imperial Counties and portions of Orange County. The SDG&E Agreement will support SDG&E’s deployment of a PLTE network for its California service territory, with a population of approximately 3.6 million people. As part of the SDG&E Agreement, we and SDG&E intend to collaborate on accelerating utility industry momentum for private networks. The SDG&E Agreement includes the assignment of 6 MHz of broadband spectrum, 936.5 – 939.5 MHz paired with 897.5 – 900.5 MHz, within SDG&E’s service territory following FCC’s issuance of broadband licenses to us. Delivery of the broadband spectrum by county is expected to commence in fiscal year 2023 and completed before the end of fiscal year 2024. We are proactively working with incumbents to clear the 900 MHz broadband allocation in the SDG&E service territory. Total payment of $50.0 million is comprised of an initial payment of $20.0 million received in February 2021 reflected in the Consolidated Balance Sheets under Contingent Liability. The remaining $30.0 million is due through fiscal year 2024 as we deliver broadband spectrum to SDG&E upon our clearing of the 900 MHz incumbents and the granting of broadband licenses by the FCC.

Securing Broadband Licenses

In the Report and Order, the FCC reconfigured the 900 MHz band to create a 6 MHz broadband segment (240 channels) and two narrowband segments, consisting of a 3 MHz narrowband segment (120 channels) and a 1 MHz narrowband segment (39 channels).

The Role of the County.  Under the Report and Order, the FCC established the “county” as the base unit of measure in determining whether a broadband applicant is eligible to secure a broadband license. There are 3,233 counties in the United States, including Puerto Rico.

Broadband License Eligibility Requirements.  The Report and Order establishes three eligibility requirements to obtain broadband licenses in a county, which we refer to herein as (i) the “50% Licensed Spectrum Test,” (ii) the “90% Broadband Segment Test” and (iii) the “240 Channel Requirement.”

1.50% Licensed Spectrum Test.    To be eligible for a broadband license in a particular county, we must demonstrate that we hold more than 50% of the outstanding licensed channels in the county. Because the 50% Licensed Spectrum Test is based on licensed channels, any channels that are not licensed by the FCC are not included in the denominator when determining whether we have satisfied this test. The denominator is determined by the number of channels licensed by all licensees with sites in the county and within 20 miles of the county boundary. In some situations, a single channel is licensed by more than one entity, and therefore could be counted more than once. The FCC has licensed less than 399 channels in all but the most populous counties. As of the date of this filing, we satisfy the 50% Licensed Spectrum Test in more than 3,100 counties of the 3,233 counties in the United States and its territories.

2.90% Broadband Segment Test.    The second test, the 90% Broadband Segment Test, addresses the balance between a voluntary market process to clear any Covered Incumbent (i.e., holders of licenses in the broadband segment) and the mandatory relocation process established by the FCC in the Report and Order (which applies to all Covered Incumbents, except for those Covered Incumbents operating Complex Systems. This test requires we hold or have agreements with Covered Incumbents for 90% of the licensed channels in the broadband segment in a particular county and within 70 miles of the county’s boundaries. The broadband segment in the 900 MHz band has a total of 240 channels. The 90% Broadband Segment Test is calculated using outstanding licensed channels, which means that if the FCC has licensed 240 channels, we will be required to have control of or agreements covering 216 channels within the broadband segment. In many counties in the United States, the FCC has licensed fewer than 240 channels in the broadband segment and these unlicensed channels are not included in the denominator when determining whether we have satisfied this 90% Broadband Segment Test.

Before filing for a broadband license, we must satisfy the 90% Broadband Segment Test by utilizing our channel holdings and negotiating with Covered Incumbents on a purely voluntary basis for any additional channels we require to satisfy this test. Only after we satisfy the 90% Broadband Segment Test will the FCC issue a broadband license to us and commence the “Mandatory Retuning” period. During this Mandatory Retuning period, any Covered Incumbents that remain in the broadband segment (other than Complex Systems) are required to negotiate with us in good faith to clear the broadband segment, subject to intervention by the FCC if the parties cannot reach an agreement.

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

Treatment of Complex Systems.    The Report and Order exempts Complex Systems from the mandatory retuning process—even if the Broadband applicant meets the 90% Broadband Segment Test. The FCC exempted Complex Systems from the mandatory retuning requirements because retuning these systems would potentially be more disruptive to the operators than retuning the smaller systems operated by other incumbents. Of the small number of systems that qualify for this 45-site exemption, based on our calculation, all but one system belongs to utilities that we have identified as our target customers.

The Association of American Railroads.    The nation’s railroads, particularly the major freight lines, operate on six narrowband 900 MHz channels licensed to the AAR. Three of these narrowband channels are located in the 900 MHz broadband segment created by the FCC in the Report and Order. As a result, in order to qualify for broadband licenses under the Report and Order, we are required to provide spectrum for the relocation of the AAR channels to narrowband channels outside the 900 MHz broadband segment.

In January 2020, we entered into the AAR agreement with the AAR, pursuant to which we agreed to cancel licenses in the 900 MHz band to enable the AAR to relocate its operations outside the 900 MHz segment. The Report and Order provides that the FCC will make the channels associated with these cancelled licenses available to the AAR. The Report and Order also provides that the FCC will credit us for our cancelled licenses for purposes of determining our eligibility and the calculation of our requirement to pay any Anti-Windfall Payments to secure broadband licenses.

In accordance with the Report and Order and the AAR Agreement, we cancelled our licenses and recorded a loss on the disposal of intangible assets, in the year ended March 31, 2021.

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

Historical Spectrum Initiatives

We acquired our 900 MHz spectrum and certain related equipment from Sprint in September 2014 for $100 million. While the spectrum we initially purchased can support narrowband and wideband wireless services, the most significant business opportunities we identified requires contiguous spectrum that allows for greater bandwidth than allowed by the current configuration of our spectrum. As a result, since purchasing our 900 MHz spectrum in 2014, we pursued initiatives at the FCC seeking to modernize and realign a portion of the 900 MHz band to increase its usability and capacity by allowing it to accommodate the deployment of broadband networks, technologies and solutions. Specifically, in November 2014, we and the EWA submitted a Joint Petition for Rulemaking to the FCC to propose a realignment of a portion of the 900 MHz band to create a 6 MHz broadband authorization, while retaining 4 MHz for continued narrowband operations. Comments on the proposed rules were filed in June 2015 and reply comments in July 2015.

In August 2017, the FCC issued a NOI announcing that it had commenced a proceeding to examine whether it would be in the public interest to change the existing rules governing the 900 MHz band to increase access to spectrum, improve spectrum efficiency and expand flexibility for a variety of potential uses and applications, including broadband and other advanced technologies and services. We and EWA filed a joint response to the FCC’s NOI in October 2017 and reply comments in November 2017.

On March 14, 2019, the FCC unanimously adopted a NPRM that endorsed the Company’s objective of creating a broadband opportunity in the 900 MHz band for critical infrastructure and other enterprise users. In the NPRM, the FCC requested comments from interested parties, including us, on a number of important topics that would impact the timing and costs of obtaining a broadband license. The Company filed comments to the NPRM in June 2019 and reply comments in July 2019.

On May 13, 2020, the FCC approved a Report and Order to modernize and realign the 900 MHz band to increase its usability and capacity by allowing it to be utilized for the deployment of broadband networks, technologies and solutions.

The Report and Order was published in the Federal Register on July 16, 2020 and became effective on August 17, 2020.

Historical Business Operations

Historically, we generated revenue principally from our pdvConnect and TeamConnect businesses. We historically marketed pdvConnect, a mobile communication and workforce management solution, primarily through two Tier 1 carriers in the United States. In Fiscal 2016, we began offering a commercial PTT service, which we marketed as TeamConnect, in seven major metropolitan areas throughout the United States, including Atlanta, Baltimore/Washington, Chicago, Dallas, Houston, New York, and Philadelphia. We primarily offered the TeamConnect service to customers indirectly through third-party sales representatives who were primarily selected from Motorola’s nationwide dealer network.

In June 2018, we announced our plan to restructure our operations to align and focus our business priorities on our spectrum initiatives.  Consistent with this restructuring plan, we transferred our TeamConnect business and support obligations for our pdvConnect business in December 2018. Specifically, we entered into: (i) a Customer Acquisition and Resale Agreement with A BEEP on January 2, 2019, (ii) a Customer Acquisition, Resale and Licensing Agreement with Goosetown on January 2, 2019 and (iii) a MOU with the principals of Goosetown on December 31, 2018. Under the A BEEP and Goosetown agreements, we agreed to: (i) transfer our TeamConnect customers located in the Atlanta, Chicago, Dallas, Houston, and Phoenix metropolitan markets to A BEEP; (ii) transfer our TeamConnect customers located in the Baltimore/Washington DC, Philadelphia, and New York metropolitan markets to Goosetown; (iii) provide A BEEP and Goosetown with access to our MotoTRBO Systems; and (iv) grant A BEEP and Goosetown the right to resell access to our MotoTRBO Systems pursuant to separate Mobile Virtual Network Operation arrangements for a two-year period. We also granted Goosetown a license to sell the business applications we developed for our TeamConnect service.

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

Under the terms of the MOU, we assigned the intellectual property rights to our TeamConnect and pdvConnect related applications to the LLC, a new entity formed by the principals of Goosetown, in exchange for a 19.5% ownership interest in the LLC, effective April 30, 2019. The Goosetown Principals have agreed to fund the future operations of the LLC, subject to certain limitations. The LLC assumed our software support and maintenance obligations under the A BEEP and Goosetown agreements. The LLC also assumed customer care services related to the pdvConnect service. We provided transition services to the LLC through April 1, 2019. We were also obligated to pay the LLC a monthly service fee for a 24-month period that ended on January 7, 2021 for its assumption of our support obligations under the A BEEP and Goosetown agreements. We are obligated to pay the LLC a certain portion of the billed revenue we received from pdvConnect customers for a 48-month period. On April 1, 2020, we transferred the pdvConnect customers to the LLC, and the LLC agreed to provide us a portion of the billed revenue they receive from these customers.

For the year ended March 31, 2020, we transferred network, computer,  other equipment and intellectual property with a net book value of $246,000 and recorded an investment in the LLC amounting to $48,000 and loss on disposal of assets and capitalized patent costs amounting to $198,000.

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASC 606”). A contract’s transaction price is allocated to each distinct performance obligation and is recognized as revenue when, or as, the performance obligation is satisfied, which typically occurs when the services are rendered. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on the prices charged to customers under contracts involving only the relevant performance obligation. Judgment may be used to determine the standalone selling prices for items that are not sold separately, including services provided at no additional charge. Most of our performance obligations will be satisfied over time as we provided services such as clearing of our spectrum(s), and obtaining broadband license(s).

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We determined that certain sales commissions meet the requirements to be capitalized and were recorded as an asset.

Evaluation of Indefinite-Lived Intangible Assets for Impairment.  Intangible assets are wireless licenses that will be used to provide us with the exclusive right to utilize designated radio frequency spectrum to provide wireless communication services. While licenses are issued for only a fixed time, generally ten to fifteen years, such licenses are subject to renewal by the FCC. License renewals have occurred routinely and at nominal cost in the past. There are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of our wireless licenses. As a result, we have determined that the wireless licenses should be treated as an indefinite-lived intangible asset. We will evaluate the useful life determination for our wireless licenses each year to determine whether events and circumstances continue to support our treatment as an indefinite useful life asset.

Historically, wireless licenses are tested for impairment on an aggregate basis, consistent with our dispatch business at a national level. Effective Fiscal 2021, we determined our unit of accounting should be based on geographic markets and test our wireless licenses for impairment based on the individual markets, as we will be utilizing the wireless licenses as part of facilitating broadband spectrum networks at an individual market level. We may elect to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an intangible asset is less than its carrying value. If we do not perform the qualitative assessment, or if the qualitative assessment indicates it is more likely than not that the fair value of the intangible asset is less than its carrying amount, we calculate the estimated fair value of the intangible asset. If the estimated fair value of the spectrum licenses is lower than their carrying amount, an impairment loss is recognized. We use a market-based approach to estimate fair value.

The valuation approach used to estimate fair value for the purpose of impairment testing requires management to use of complex assumptions and estimates such as population, discount rates, industry and market considerations, long-term market equity risk, EBITDA, as well as other factors. These assumptions and estimates are forward-looking and depend on our ability to successfully apply for broadband licenses and commercialize our spectrum licenses.

For the year ended March 31, 2021, we performed a step one quantitative impairment test to determine if the fair value of the licenses exceed the carrying values for each geographical market. Estimated fair value is determined using a market-based approach primarily using the 600 MHz auction price as the Report and Order noted that the FCC will use as a reference the spectrum price based on the average price paid in the FCC’s 600 MHz auction to calculate the Anti-Windfall Payments. For the year ended March 31, 2020, we performed a step zero qualitative approach on an aggregate basis to test indefinite-lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing.

Results of Operations

Comparison of the years ended March 31, 2021 and March 31, 2020

The following table sets forth our results of operations for the fiscal years ended March 31, 2021 (“Fiscal 2021”) and March 31, 2020 (“Fiscal 2020”). The period to period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

Operating revenues

	For the years ended March 31,		Aggregate Change
(in thousands)	2021	2020	2021 from 2020
Service revenue	$192	$835	$(643)	-77%
Spectrum lease revenue	729	729	—	0%
Total operating revenues	$921	$1,564	$(643)	-41%

Overall operating revenues decreased by $0.6 million, or 41% to $0.9 million in Fiscal 2021 from $1.6 million in Fiscal 2020. The decrease in our operating revenues were attributable to the transfer of our TeamConnect customers to A BEEP and Goosetown as part of our December 2018 restructuring efforts as discussed in Note 3 to the Consolidated Financial Statements in this Annual Report, as well as the loss of customers in our pdvConnect business.

Operating expenses

	For the years ended March 31,		Aggregate Change
(in thousands)	2021	2020	2021 from 2020
Direct cost of revenue (exclusive of depreciation and amortization)	$1,606	$2,833	$(1,227)	-43%
General and administrative	39,237	25,233	14,004	55%
Product development	4,343	2,953	1,390	47%
Sales and support	2,942	4,055	(1,113)	-27%
Depreciation and amortization	3,533	3,591	(58)	-2%
Restructuring costs	65	236	(171)	-72%
Impairment of long-lived assets	85	46	39	85%
Total operating expenses	$51,811	$38,947	$12,864	33%

Direct cost of revenue.  Direct cost of revenue decreased by $1.2 million to $1.6 million for Fiscal 2021, or 43%, from $2.8 million for Fiscal 2020. The decrease primarily resulted from lower support costs related to the transfer of pdvConnect customers to the LLC as part of our December 2018 restructuring efforts as discussed in Note 3 to the Consolidated Financial Statements in this Annual Report.

General and administrative expenses.  General and administrative expenses increased by $14.0 million to $39.2 million for Fiscal 2021, or 55%, from $25.2 million for Fiscal 2020. The $14.0 million increase for Fiscal 2021 was attributable to $5.1 million in stock compensation expense recognized upon the achievement of a performance metric under the performance-based restricted stock units and performance-based stock options, upon the Report and Order becoming effective in August 2020 (see Note 12), $0.8 million relating to the Type III modification to the restricted stock units held by the former Chairman of the Board upon his transition to a consultant to the Company and approximately $3.8 million due to higher valuation of grants awarded in Fiscal 2021,  $3.6 million higher employee related costs due to increased headcount as well as the realignment of the business development team and $1.1 million higher consulting services related to our strategic spectrum initiatives. These increases were partially offset by a $0.4 million decrease in employee related travel and meeting costs due to the COVID-19 pandemic.

Product development expenses.  Product development expense increased by $1.4 million, or 47% to $4.3 million for Fiscal 2021 from $3.0 million for Fiscal 2020. The increase is primarily attributable to $0.4 million higher valuation of grants awarded in Fiscal 2021, $0.4 million higher consulting charges, $0.6 million higher technology and equipment related charges to assist with the development of future product offerings, offset by $0.2 million lower employee related travel and meeting costs due to the COVID-19 pandemic.

Sales and support expenses.  Sales and support expenses decreased by $1.1 million, or 27%, to $2.9 million for Fiscal 2021 from $4.1 million for Fiscal 2020. The decrease primarily resulted from $1.1 million related to the realignment of the business development team from Sales and support to General and administrative, $0.3 million lower employee related travel and meeting costs due to the pandemic a $0.2 million decrease for rebranding efforts in Fiscal 2020 that did not occur in Fiscal 2021 and a $0.3 million impairment of contract costs incurred in Fiscal 2020 related to the TeamConnect customers transferred to A BEEP and Goosetown, partially offset by $0.3 million increase in headcount and employee related costs resulting from building the sales team.

Depreciation and amortization.  Depreciation and amortization in Fiscal 2021 remained relatively flat as compared to Fiscal 2020.

Restructuring costs.  Restructuring costs decreased by $171,000, or 72%, to $65,000 for Fiscal 2021 from $236,000 in Fiscal 2020. The decrease was mainly due to the completion of the December 2018 cost reduction and restructuring actions associated with the transfer of the TeamConnect business to A BEEP and Goosetown and the transfer of the pdvConnect business to the LLC in Fiscal 2020.

Impairment of long-lived assets.  Impairment for long-lived assets for Fiscal 2021 remained relatively flat as compared to Fiscal 2020.

Loss from disposal of intangible assets, net

	For the years ended March 31,		Aggregate Change
(in thousands)	2021	2020	2021 from 2020
Loss from disposal of intangible assets, net	$3,849	$88	$3,761	4274%

In June 2020, we cancelled licenses in the 900 MHz band in accordance with the Report and Order and our agreement with the AAR. Because we did not receive any licenses nor monetary reimbursement in exchange for the cancellation, but only credit for purposes of determining our future eligibility and payment requirements for broadband licenses under the Report and Order, we recorded a $5.0 million loss from disposal of the intangible assets in the Consolidated Statements of Operations for Fiscal 2021.

In September 2020, we closed an agreement with a third party for the exchange of 900 MHz licenses. Under the agreement, we received spectrum licenses at their estimated fair value of approximately $0.2 million and a payment of $1.2 million in cash. Under the agreement, we transferred spectrum licenses with a book value of approximately $0.3 million to the third party. We recognized a $1.1 million gain from disposal of intangible assets in the Consolidated Statement of Operations when the deal closed in September 2020.

In Fiscal 2020, we recorded a loss on disposal of capitalized patent costs amounting to $140,000 relating to the transfer of the intellectual property to the LLC. In addition, we also entered into a barter transaction with a third party whereby we acquired wireless licenses valued at approximately $88,000 in exchange of equipment with a net book value of $21,000 and approximately $15,000 in cash. We recorded a corresponding gain of $52,000.

Loss from disposal of long-lived assets, net

	For the years ended March 31,		Aggregate Change
(in thousands)	2021	2020	2021 from 2020
Loss from disposal of long-lived assets, net	$70	$62	$8	13%

Loss on disposal of long-lived assets, net in Fiscal 2021 remained relatively flat as compared to Fiscal 2020.

Interest income

	For the years ended March 31,		Aggregate Change
(in thousands)	2021	2020	2021 from 2020
Interest income	$124	$1,810	$(1,686)	-93%

Interest income decreased by $1.7 million, or 93%, to $0.1 million for Fiscal 2021 as compared to $1.8 million from Fiscal 2020 due to lower cash balance driven by payments for our spectrum initiatives, along with lower effective money market rates.

Other income

	For the years ended March 31,		Aggregate Change
(in thousands)	2021	2020	2021 from 2020
Other income	$414	$496	$(82)	-17%

Other income in Fiscal 2021 remained relatively flat as compared to Fiscal 2020.

Loss on equity method investment

	For the years ended March 31,		Aggregate Change
(in thousands)	2021	2020	2021 from 2020
Loss on equity method investment	$(39)	$(9)	$(30)	333%

We reported loss on investment for Fiscal 2021 and Fiscal 2020 amounting to $39,000 and $9,000, respectively, relating to the 19.5% ownership interest in the LLC.

Income tax expense

	For the years ended March 31,		Aggregate Change
(in thousands)	2021	2020	2021 from 2020
Income tax expense	$124	$2,402	$(2,278)	-95%

On March 27, 2020, the Coronavirus Aid Relief and Economic Security (“CARES”) Act was signed into law. The new CARES Act modified Section 172(b)(1)(A) of the Code to state that NOL arising in a taxable year beginning before January 1, 2018, is carried forward 20 years provided that a carryback claim is not effected. From this adjusted provision, our March 31, 2018 NOL carryforward changed from an indefinite life to a 20-year life. We used a discrete effective tax rate method to calculate taxes for Fiscal 2021. We determined that applying an estimate of the annual effective tax rate would not provide a reasonable estimate as small changes in estimated “ordinary” loss would result in significant changes in the estimated annual effective tax rate. Accordingly, for Fiscal 2021, we recorded a total deferred tax expense of $0.1 million, due to the inability to use some portion of federal and state NOL carryforwards against the deferred tax liability created by amortization of indefinite-lived intangibles.

A non-cash deferred income tax expense of $2.4 million was recorded for Fiscal 2020. The state income tax expense portion resulted from our determination that most of our state operating loss carryforwards are not indefinite.  As a result, we recorded approximately $0.8 million of state deferred tax expense and additional related state deferred tax liability reflecting our inability to use state NOL carryforward against the infinite-lived intangible for Fiscal 2020.    Due to a technical correction from the federal CARES Act relating to fiscal year effective dates on NOLs, we recorded a non-cash federal deferred income tax expense and liability of $1.6 million relating to temporary difference on indefinite-lived intangibles for Fiscal 2020.

Liquidity and Capital Resources

On March 31, 2021, we had cash and cash equivalents of $117.5 million.

Cash Flows from Operating, Investing and Financing Activities

	For the years ended March 31,
(in thousands)	2021	2020
Net cash used by operating activities	$(9,959)	$(27,823)
Net cash used by investing activities	$(14,174)	$(7,560)
Net cash provided by financing activities	$4,218	$96,114

Net cash used by operating activities.    Net cash used by operating activities was approximately $10.0 million and $27.8 million in Fiscal 2021 and Fiscal 2020, respectively. The majority of net cash used by operating activities in Fiscal 2021 resulted from a net loss of $54.4 million, partially offset by contingent liability relating to the upfront payment we received from SDG&E of $20.0 million, non-cash compensation expense attributable to stock awards of $15.9 million, net loss on disposal of intangible assets of $3.8 million and depreciation of $3.5 million. The majority of net cash used by operating activities in Fiscal 2020 resulted from a net loss of $37.6 million, partially offset by non-cash compensation expense attributable to stock awards of $5.8 million and depreciation of $3.6 million.

Net cash used by investing activities.  Net cash used by investing activities was approximately $14.2 million and $7.6 million for Fiscal 2021 and Fiscal 2020, respectively. For Fiscal 2021, the net cash used by investing activities resulted from $13.9 million in wireless license acquisitions including refundable deposits and $0.2 million for the purchases of equipment. For Fiscal 2020, the net cash used by investing activities resulted from $7.1 million in wireless license acquisitions, including refundable deposits and $0.5 million for the purchase of equipment.

Net cash provided by financing activities.  Net cash provided by financing activities was $4.2 million and $96.1 million for Fiscal 2021 and Fiscal 2020, respectively. For Fiscal 2021, the net cash provided by financing activities primarily resulted $4.2 million in cash received from the proceeds of stock option exercises. For Fiscal 2020, the net cash provided by financing activities primarily resulted from $94.2 million net proceeds from the July 2019 follow-on offering and $2.4 million in cash received from the proceeds of stock option exercises.

Capital Requirements.  We are now engaged in qualifying for and securing broadband licenses from the FCC pursuant to the Report and Order. At the same time, our sales and marketing departments are pursuing opportunities to lease the broadband licenses we secure to our targeted utility and critical infrastructure customers. Our future capital requirements will depend on many factors, including: the timeline and costs to acquire broadband licenses pursuant to the Report and Order, including the costs to acquire additional spectrum, the costs related to retuning, or swapping spectrum held by, Covered Incumbents and the costs of paying Anti-Windfall Payments to the U.S. Treasury; costs related to the commercializing of our spectrum assets; and our ability to sign customer contracts and generate revenues from the license or transfer of any broadband licenses we secure; the terms and conditions of any customer contracts, including the timing of payments; the costs associated with expanding our business development, sales and marketing organization, the costs and ongoing obligations related to our former TeamConnect and pdvConnect businesses; the revenues we generate from royalties we may receive from our agreements we entered into with the buyers of our TeamConnect and our pdvConnect businesses; and our ability to control our operating expenses.

On April 3, 2020, we filed the Shelf Registration Statement on Form S-3 with the SEC that was declared effective by the SEC on April 20, 2020, which permits us to offer up to $150 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination, including in units from time to time. Our Shelf Registration Statement is intended to provide us with additional flexibility to access capital markets for general corporate purposes, which may include working capital, capital expenditures, repayment of debt, other corporate expenses and acquisitions of complementary products, technologies, or businesses.

We entered into the Sales Agreements with Cantor Fitzgerald & Co. and B. Riley FBR, Inc. and on April 3, 2020, registered the sale of up to an aggregate of $50,000,000 in shares of our common stock in at the market sales transactions pursuant to the Sales Agreements under the Shelf Registration Statement. Through the date of this filing, we have not sold any shares of our common stock in at the market transactions or any securities under the Shelf Registration Statement.

We believe our cash and cash equivalents on hand will be sufficient to meet our financial obligations through at least the next 12 months. As noted above, our future capital requirements will depend on a number of factors, including among others, the costs and timing of securing broadband licenses, including our spectrum retuning activities, spectrum acquisitions and the Anti-Windfall Payments to the U.S. Treasury, and our operating activities and any revenues we generate through our commercialization activities. When combining our estimated clearing and spectrum acquisition costs with our anticipated Anti-Windfall Payments to the U.S. Treasury to effectively acquire additional spectrum from the FCC’s inventory in markets where we need it, we anticipate the combined total costs to range from $130 to $160 million, the significant majority of which we intend to spend over through the end of fiscal year 2024. We will deploy this capital at our determined pace based on several key ongoing factors, including customer demand, market opportunity, and offsetting income from spectrum leases. As we cannot predict the duration or scope of the COVID-19 pandemic and its impact on our targeted customers, the potential negative financial impact to our results of operations and financial condition cannot be reasonably estimated. We are actively managing the business to maintain our cash flow and believe that we currently have adequate liquidity. To implement our business plans and initiatives, however, we may need to raise additional capital.  We cannot predict with certainty the exact amount or timing for any future capital raises. See “Risk Factors” in this Annual Report for a reference to the risks and uncertainties that could cause our costs to be more than we currently anticipate and/or our revenue and operating results to be lower than we currently anticipate. If required, we intend to raise additional capital through debt or equity financings, including pursuant to our Shelf Registration Statement, or through some other financing arrangement. However, we cannot be sure that additional financing will be available if and when needed, or that, if available, we can obtain financing on terms favorable to our stockholders and to us. Any failure to obtain financing when required will have a material adverse effect on our business, operating results, financial condition and liquidity.

Warranties.  Our agreements with our customers generally include certain provisions for indemnifying them against liabilities if our services infringe a third-party’s intellectual property rights or for other specified reasons. We have not incurred any costs relating to such warranties.

Contractual Obligations and Indebtedness

Leases.  We are obligated under certain lease agreements for office space with lease terms expiring on various dates from October 31, 2024 through June 30, 2027, which includes a three to ten-year lease extension for its corporate headquarters. We entered into multiple lease agreements for tower space related to out TeamConnect business. The lease expiration dates range from April 30, 2021 to June 30, 2026.

Rent expense amounted to approximately $2.6 million for the year ended March 31, 2021 of which approximately $1.2 million are included in direct cost of revenue and the remainder of approximately $1.4 million included in general and administrative.

Rent expense amounted to approximately $2.7 million for the year ended March 31, 2020 of which approximately $1.7 million are included in direct cost of revenue and the remainder of approximately $1.0 million included in general and administrative.

As of March 31, 2021, our contractual obligations, including estimated payments due by fiscal year, are as follows:

(in thousands)	Payments due by Fiscal Year
	Total	2022	2023-2024	2025-2026	After 2026
Operating lease obligations(1)	$9,271	$2,249	$4,038	$2,404	$580
Asset retirement obligations(2)	749	167	68	470	44
Total	$10,020	$2,416	$4,106	$2,874	$624

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

Off-Balance Sheet Arrangements

During Fiscal 2021 and 2020, we did not have any relationships with unconsolidated entities or financial partnerships that were established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Note 2 of our Notes to Consolidated Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed in Item 15 are filed as part of this Annual Report and appear on pages F-2 through F-33.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer have concluded that the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of the end of the period covered by this Annual Report.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act.

Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Our management, under the supervision of our President and Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, our management determined that, as of March 31, 2021, we maintained effective internal control over financial reporting.

Attestation Report on Internal Control over Financial Reporting

Our management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that exempt certain smaller reporting companies, as that term is defined in Rule 12-b2 of the Exchange Act, from such requirement.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(d) of the Exchange Act, during the quarterly period ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our President and Chief Executive Officer and our Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints and that the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our directors, executive officers and corporate governance, including our Code of Business Conduct, will be included in the proxy statement for the 2021 annual meeting of the Company’s stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference. The full text of our Code of Business Conduct, which is the code of ethics that applies to all of our officers, directors and employees, can be found in the “Investors” section of our website accessible to the public at www.anterix.com.

ITEM 11.    EXECUTIVE COMPENSATION

Information relating to our executive compensation will be included in the proxy statement for the 2021 annual meeting of the Company’s stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to the security ownership of certain beneficial owners and management will be included in the proxy statement for the 2021 annual meeting of the Company’s stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information relating to certain relationships and related transactions and director independence will be included in the proxy statement for the 2021 annual meeting of the Company’s stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to principal accountant fees and services will be included in the proxy statement for the 2021 annual meeting of the Company’s stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference.

PART IV.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following consolidated financial statements of the Company appear on pages F-2 through F-33 of this Annual Report and are incorporated by reference in Part II, Item 8:

Reports of Independent Registered Public Accounting Firms

Consolidated Financial Statements

Consolidated Balance Sheets as of March 31, 2021 and 2020

Consolidated Statements of Operations for the Years Ended March 31, 2021 and 2020

Consolidated Statements of Stockholders’ Equity for the Years Ended March 31, 2021 and 2020

Consolidated Statements of Cash Flows for the Years Ended March 31, 2021 and 2020

Notes to Consolidated Financial Statements

(a)(2) All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) The following exhibits are filed as part of, or incorporated by reference into, this Annual Report.

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

4.2

Description of Common Stock (filed as Exhibit 4.5 to the Annual Report on Form 10-K for the year ended March 31, 2020, filed with the SEC on May 28, 2020 and incorporated herein by reference (File No. 001-36827)).

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

10.35^

Transition Agreement between the PDV Spectrum Holding Company, LLC and Association of American Railroads, dated January 28, 2020 (filed as Exhibit 10.35 to the Annual Report on Form 10-K for the year ended March 31, 2020, filed with the SEC on May 28, 2020 and incorporated herein by reference (File No. 001-36827)).

10.36

Amendment 2, dated August 4, 2020, to the IP Assignment, Software Support, and Development Services Agreement, dated as of January 7, 2019, by and between the Company and TeamConnect, LLC (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on August 6, 2020 and incorporated herein by reference (File No. 001-36827)).

10.37+

Independent Contractor Services Agreement, dated August 27, 2020, by and between the Company and Brian D. McAuley (filed as Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on September 2, 2020 and incorporated herein by reference (File No. 001-36827)).

10.38+

Senior Executive Form of Performance-Based Restricted Stock Units Agreement and Grant Notice (2021 Short-Term Incentive Plan) under the 2014 Stock Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 16, 2020 and incorporated herein by reference (File No. 001-36827)).

10.39+

Executive Form of Performance-Based Restricted Stock Units Agreement and Grant Notice (2021 Short-Term Incentive Plan) under the 2014 Stock Plan (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 16, 2020 and incorporated herein by reference (File No. 001-36827)).

10.40+#	Amendment No. 1 to 2014 Stock Plan, dated June 14, 2021.
21.1

Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2017, filed with the SEC on June 6, 2017 and incorporated herein by reference (File No. 001-36827)).

23.1#	Consent of Grant Thornton LLP Independent Registered Public Accounting Firm relating to the Consolidated Financial Statements of the Company for the years ended March 31, 2021 and 2020.
24.1#	Power of Attorney (included on signature page hereto).
31.1#

Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#

Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase
101.DEF#	XBRL Taxonomy Extension Definition Linkbase
101.LAB#	XBRL Taxonomy Extension Label Linkbase
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase

______________________

+	Management Contract or Compensatory Plan.
†

Portions of this exhibit have been omitted pursuant to a request for confidential treatment pursuant to either Rule 406 under the Securities Act or Rule 24b-2 of the Exchange Act which request has been granted by the SEC.

^

 Certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

#	Filed herewith.
*

The certification furnished in Exhibit 32.1 hereto is deemed to accompany this Annual Report and will not be deemed “filed” for purposes of Section 18 of the Exchange Act except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized in Woodland Park, State of New Jersey, on June 15, 2021.

Anterix Inc.

By:	/s/ Robert H. Schwartz
Robert H. Schwartz
President and Chief Executive Officer (Principal Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert H. Schwartz and Timothy A. Gray, and each of them individually, as the undersigned’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for the undersigned and in the undersigned’s name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their respective substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, this Annual Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Morgan E. O’Brien	Executive Chairman of the Board	June 15, 2021
Morgan E. O’Brien

/s/ Robert H. Schwartz	President and Chief Executive Officer (Principal Executive Officer)	June 15, 2021
Robert H. Schwartz

/s/ Timothy A. Gray	Chief Financial Officer (Principal Financial and Accounting Officer)	June 15, 2021
Timothy A. Gray

/s/ Singleton B. McAllister	Director	June 15, 2021
Singleton B. McAllister

/s/ Hamid Akhavan	Director	June 15, 2021
Hamid Akhavan

/s/ Leslie B. Daniels	Director	June 15, 2021
Leslie B. Daniels

/s/ Gregory A. Haller	Director	June 15, 2021
Gregory A. Haller

/s/ Gregory Pratt	Director	June 15, 2021
Gregory Pratt

/s/ Paul Saleh	Director	June 15, 2021
Paul Saleh

/s/ Mahvash Yazdi	Director	June 15, 2021
Mahvash Yazdi

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Anterix Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Anterix Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Wireless Licenses – Unit of accounting for impairment testing purposes under ASC 350 Intangibles – Goodwill and Other (“ASC 350”)

As described in Note 2 to the consolidated financial statements, historically, the Company’s wireless licenses were tested for impairment on an aggregate basis, consistent with its nationwide dispatch business. Effective fiscal 2021, management determined to disaggregate the Company’s wireless licenses based on geographical markets for impairment testing purposes.  This change required management to make certain assumptions as it relates to the expected use and marketability of the wireless licenses in order to determine the appropriate unit of accounting under ASC 350. We identified the determination of the unit of accounting for purposes of testing impairment of the Company’s wireless licenses as a critical audit matter.

The principal considerations for our determination that the unit of accounting used to test indefinite-lived intangible assets for impairment is a critical audit matter include the complexity of the guidance and the judgment involved in evaluating the indicators under ASC 350. Accordingly, there is a risk that the unit of accounting is not properly identified in accordance with ASC 350. These considerations heightened the complexity surrounding the design and execution of audit procedures to respond to this risk.

Our audit procedures related to the Company’s determination of the unit of accounting for its wireless licenses include the following, among others:

•

In consultation with national office resources, we evaluated the reasonableness of management’s assessment and conclusions as it relates to the unit of accounting determination of the Company’s wireless licenses under ASC 350.

•	We assessed the appropriateness of management’s identified factors and assumptions in arriving at the units of accounting for purposes of its wireless licenses impairment testing.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2019.

New York, New York

June 15, 2021

Anterix Inc.

Consolidated Balance Sheets

March 31, 2021 and 2020

(dollars in thousands, except share data)

	March 31, 2021	March 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$117,538	$137,453
Accounts receivable, net of allowance for doubtful accounts of $0 and $12, respectively	4	61
Prepaid expenses and other current assets	3,508	4,638
Total current assets	121,050	142,152
Property and equipment, net	3,574	7,000
Right of use assets, net	5,100	6,500
Intangible assets	122,117	111,526
Equity method investment	—	39
Other assets	1,214	180
Total assets	$253,055	$267,397
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$6,256	$5,649
Due to related parties	152	110
Restructuring reserve	—	636
Operating lease liabilities	1,470	1,695
Deferred revenue	737	733
Total current liabilities	8,615	8,823
Noncurrent liabilities
Operating lease liabilities	5,601	7,051
Contingent liability	20,000	—
Deferred revenue	2,246	2,733
Deferred income tax	3,209	3,084
Other liabilities	876	640
Total liabilities	40,547	22,331
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized and no shares outstanding at March 31, 2021 and March 31, 2020	—	—
Common stock, $0.0001 par value per share, 100,000,000 shares authorized and 17,669,905 shares issued and outstanding at March 31, 2021 and 17,184,712 shares issued and outstanding at March 31, 2020	2	2
Additional paid-in capital	472,854	450,978
Accumulated deficit	(260,348)	(205,914)
Total stockholders' equity	212,508	245,066
Total liabilities and stockholders' equity	$253,055	$267,397

See accompanying notes to consolidated financial statements.

Anterix Inc.

Consolidated Statements of Operations

Years Ended March 31, 2021 and 2020

(dollars in thousands, except share data)

	2021	2020
Operating revenues
Service revenue	$192	$835
Spectrum revenue	729	729
Total operating revenues	921	1,564
Operating expenses
Direct cost of revenue (exclusive of depreciation and amortization)	1,606	2,833
General and administrative	39,237	25,233
Product development	4,343	2,953
Sales and support	2,942	4,055
Depreciation and amortization	3,533	3,591
Restructuring costs	65	236
Impairment of long-lived assets	85	46
Total operating expenses	51,811	38,947
Loss from disposal of intangible assets, net	3,849	88
Loss from disposal of long-lived assets, net	70	62
Loss from operations	(54,809)	(37,533)
Interest income	124	1,810
Other income	414	496
Loss on equity method investment	(39)	(9)
Loss before income taxes	(54,310)	(35,236)
Income tax expense	124	2,402
Net loss	$(54,434)	$(37,638)
Net loss per common share basic and diluted	$(3.13)	$(2.29)
Weighted-average common shares used to compute basic and diluted net loss per share	17,412,958	16,421,610

See accompanying notes to consolidated financial statements.

Anterix Inc.

Consolidated Statement of Stockholders’ Equity

Years Ended March 31, 2021 and 2020

(dollars and shares in thousands)

	Number of Shares

	Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total
Balance at April 1, 2019	14,739	$1	$349,039	$(168,276)	$180,764
Issuance of stock during July 2019 follow-on offering, net of closing costs	2,222	1	94,243	—	94,244
Equity based compensation*	124	—	5,826	—	5,826
Stock option exercises	113	—	2,436	—	2,436
Shares withheld for taxes	(13)	—	(566)	—	(566)
Net loss	—	—	—	(37,638)	(37,638)
Balance at March 31, 2020	17,185	2	450,978	(205,914)	245,066
Equity based compensation*	249	—	16,121	—	16,121
Stock option exercises	208	—	4,218	—	4,218
Equity payment of prior year accrued employee related expenses	28	—	1,537	—	1,537
Net loss	—	—	—	(54,434)	(54,434)
Balance at March 31, 2021	17,670	$2	$472,854	$(260,348)	$212,508

* Includes restricted shares issued.

See accompanying notes to consolidated financial statements.

Anterix Inc.

Consolidated Statements of Cash Flows

Years Ended March 31, 2021 and 2020

(dollars in thousands)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(54,434)	$(37,638)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	3,533	3,591
Non-cash compensation expense attributable to stock awards	15,925	5,826
Deferred income taxes	124	2,399
Bad debt expense	—	41
Accretion expense	—	1
Net loss from disposal of intangible assets	3,849	—
Net loss from disposal of long-lived assets	70	76
Loss on disposal of capitalized patent costs	—	140
Impairment of long-lived assets	85	46
Loss on equity method investment	39	9
Changes in operating assets and liabilities
Accounts receivable	57	464
Prepaid expenses and other assets	(745)	316
Right of use assets	1,407	1,404
Accounts payable and accrued expenses	2,647	578
Due to related parties	42	(73)
Restructuring reserve	(636)	(2,699)
Operating lease liabilities	(1,674)	(1,447)
Contingent liability	20,000	—
Deferred revenue	(483)	(791)
Other liabilities	235	(66)
Net cash used by operating activities	(9,959)	(27,823)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible assets, including refundable deposits	(13,944)	(7,096)
Purchases of equipment	(230)	(464)
Net cash used by investing activities	(14,174)	(7,560)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from July 2019 follow-on offering	—	94,244
Proceeds from stock option exercises	4,218	2,436
Payments of withholding tax on net issuance of restricted stock	—	(566)
Net cash provided by financing activities	4,218	96,114
Net change in cash and cash equivalents	(19,915)	60,731
CASH AND CASH EQUIVALENTS
Beginning of the year	137,453	76,722
End of the year	$117,538	$137,453

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

In December 2020, the Company entered into the Lease Agreements, its first long-term 900 MHz broadband spectrum lease agreements covering Ameren’s service territories. The Lease Agreements will enable Ameren to deploy a private LTE network in its service territories in Missouri and Illinois, covering approximately 7.5 million people. Each Lease Agreement is for a term of up to 40 years, consisting of an initial term of 30 years, with an option to extend for an additional 10-year term for an additional payment. The scheduled prepayments for the 30-year initial terms of the Lease Agreements total approximately $48 million dollars. Full prepayment for the 30-year initial terms is due by 2026, with approximately 50% of the total prepayments due and payable subject to the Company’s ability to clear spectrum and secure the broadband licenses for the relevant counties. The Company’s board of directors (the “Board”) approved the Lease Agreements on April 23, 2021, and Ameren’s board of directors approved the Lease Agreements on May 6, 2021. The Company is proactively clearing incumbents from the 900 MHz broadband segments in Ameren’s service territories. The Company expects to recognize revenue from the Lease Agreements commencing in fiscal year 2022. Revenue will be recognized as spectrum is delivered based on straight-line amortization over the initial 30-year terms of the Lease Agreements.

In February 2021, the Company entered into the SDG&E Agreement with SDG&E to provide 900 MHz broadband spectrum throughout SDG&E’s California service territory, including San Diego and Imperial Counties and portions of Orange County. The SDG&E Agreement will support SDG&E’s deployment of a private LTE network for its California service territory, with a population of approximately 3.6 million people. As part of the SDG&E Agreement, the Company and SDG&E intend to collaborate on accelerating utility industry momentum for private networks. The SDG&E Agreement include the assignment of 6 MHz of broadband spectrum, 936.5 – 939.5 MHz paired with 897.5 – 900.5 MHz, within SDG&E’s service territory following the FCC’s issuance of broadband licenses to the Company. Delivery of the broadband spectrum by county is expected to commence in fiscal year 2023 and be completed before the end of fiscal 2024. The Company has been working with incumbents to clear the 900 MHz broadband allocation in the SDG&E service territory. Total payment of $50.0 million is comprised of an initial payment of $20.0 million received in February 2021 reflected in the Consolidated Balance Sheets under Contingent Liabilities. The remaining $30.0 million is due through fiscal 2024 as the Company delivers broadband licenses to SDG&E.

Securing Broadband Licenses.

In the Report and Order, the FCC reconfigured the 900 MHz band to create a 6 MHz broadband segment (240 channels) and two narrowband segments, consisting of a 3 MHz narrowband segment (120 channels) and a 1 MHz narrowband segment (39 channels).

The Role of the County.  Under the Report and Order, the FCC established the “county” as the base unit of measure in determining whether a broadband applicant is eligible to secure a broadband license. There are 3,233 counties in the United States, including Puerto Rico.

Broadband License Eligibility Requirements.  The Report and Order established three eligibility requirements to obtain broadband licenses in a county, which the Company refers to herein as (i) the “50% Licensed Spectrum Test,” (ii) the “90% Broadband Segment Test” and (iii) the “240 Channel Requirement.”

1. 50% Licensed Spectrum Test.  To be eligible for a broadband license in a particular county, the Company must demonstrate that it holds more than 50% of the outstanding licensed channels in the county. Because the 50% Licensed Spectrum Test is based on licensed channels, any channels that are not licensed by the FCC are not included in the denominator when determining whether the Company has satisfied this test. The FCC has licensed less than the maximum number of 399 channels in all but the most populous counties. As of the date of this filing, the Company satisfies the 50% Licensed Spectrum Test in more than 3,100 counties of the 3,233 counties in the United States.

2. 90% Broadband Segment Test.  The second test, the 90% Broadband Segment Test, addresses the balance between a voluntary market process to clear any “Covered Incumbent” (i.e., holders of licenses in the broadband segment) and the mandatory relocation process established by the FCC in the Report and Order (which applies to all Covered Incumbents, except for those Covered Incumbents operating Complex Systems). This test requires that the Company holds or has agreements with Covered Incumbents for 90% of the licensed channels in the broadband segment in a particular county and within 70 miles of the county’s boundaries before the FCC will issue a broadband license or commence the mandatory retuning period. The broadband segment in the 900 MHz band has a total of 240 channels. The 90% Broadband Segment Test is calculated using outstanding licensed channels, which means that if the FCC has licensed all 240 channels, the Company will be required to have control of, or agreements covering, 216 channels within the broadband segment. In many counties in the United States, the FCC has licensed fewer than 240 channels in the broadband segment and these unlicensed channels are not included in the denominator when determining whether the Company has satisfied the 90% Broadband Segment Test.

Before filing for a broadband license, the Company must satisfy the 90% Broadband Segment Test by utilizing its channel holdings and negotiating with Covered Incumbents on a purely voluntary basis for any additional channels which the Company requires to satisfy this test.  Only after the Company satisfies the 90% Broadband Segment Test will the FCC issue a broadband license to the Company and commence the “Mandatory Retuning” period.  During this period, any Covered Incumbents that remain in the broadband segment (other than Complex Systems) are required to negotiate with the Company in good faith to sell its channels or otherwise clear the broadband segment, subject to intervention by the FCC if the parties cannot reach an agreement.

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

Treatment of Complex Systems.  The Report and Order exempts Complex Systems from the mandatory retuning process—even if the Company meets the 90% Broadband Segment Test. The FCC defines a Complex System as a radio system that has at least 45 integrated sites. The FCC exempted Complex Systems from the mandatory retuning requirements because retuning these systems would potentially be more disruptive to the operators than retuning the smaller systems operated by other incumbents. Of the small number of systems that qualify for this 45-site exemption, based on the Company’s calculation, all but one system belongs to utilities that the Company has identified as its target customers.

The Association of American Railroads.  The nation’s railroads, particularly the major freight lines, operate on six narrowband 900 MHz channels licensed to the AAR. Three of these narrowband channels are located in the 900 MHz broadband segment created by the FCC. In January 2020, the Company entered into the AAR Agreement in which it agreed to cancel licenses in the 900 MHz band to enable the AAR to relocate its operations, including operations utilizing the three channels located in the 900 MHz broadband segment.  The Company cancelled these licenses in June 2020. The Report and Order provides that the FCC will make the channels associated with these cancelled licenses available to the AAR to enable the AAR to relocate their current operations. The Report and Order also provides that the FCC will credit the Company for its cancelled licenses for purposes of determining its eligibility to secure broadband licenses and the calculation of any Anti-Windfall Payments.

Historical FCC Initiatives

The Company acquired 900 MHz spectrum and certain related equipment from Sprint in September 2014 for $100 million. While the spectrum the Company initially purchased can support narrowband and wideband wireless services, the most significant business opportunities it identified requires contiguous spectrum that allows for greater bandwidth than allowed by the current configuration of its spectrum. As a result, since purchasing its 900 MHz spectrum in 2014, the Company pursued initiatives at the FCC seeking to modernize and realign a portion of the 900 MHz band to increase its usability and capacity by allowing it to accommodate the deployment of broadband networks, technologies and solutions. Specifically, in November 2014, the Company and the EWA submitted a Joint Petition for Rulemaking to the FCC to propose a realignment of a portion of the 900 MHz band to create a 6 MHz broadband authorization, while retaining 4 MHz for continued narrowband operations.  Comments on the proposed rules were filed in June 2015 and reply comments in July 2015.

In August 2017, the FCC issued a NOI announcing that it had commenced a proceeding to examine whether it would be in the public interest to change the existing rules governing the 900 MHz band to increase access to spectrum, improve spectrum efficiency and expand flexibility for a variety of potential uses and applications, including broadband and other advanced technologies and services. The Company and the EWA filed a joint response to the FCC’s NOI in October 2017 and reply comments in November 2017.

On March 14, 2019, the FCC unanimously adopted a NPRM that endorsed the Company’s objective of creating a broadband opportunity in the 900 MHz band for critical infrastructure and other enterprise users. In the NPRM, the FCC requested comments from incumbents and other interested parties on a number of important topics that would impact the timing and costs of obtaining a broadband license. The Company filed comments to the NPRM in June 2019 and reply comments in July 2019.

As discussed above, on May 13, 2020, the FCC approved the Report and Order to modernize and realign the 900 MHz band to increase its usability and capacity by allowing it to be utilized for the deployment of broadband networks, technologies, and solutions.

The Report and Order was published in the Federal Register on July 16, 2020 and became effective on August 17, 2020.

Historical Business Operations

Historically, the Company generated revenue principally from its pdvConnect and TeamConnect businesses. The Company historically marketed pdvConnect, a mobile communication and workforce management solution, primarily through two Tier 1 carriers in the United States. In fiscal year 2016, the Company began offering a commercial push-to-talk (“PTT”) service, which it marketed as TeamConnect, in seven major metropolitan areas throughout the United States, including Atlanta, Baltimore/Washington, Chicago, Dallas, Houston, New York, and Philadelphia. The Company primarily offered the TeamConnect service to customers indirectly through third-party sales representatives who were primarily selected from Motorola’s nationwide dealer network.

In June 2018, the Company announced its plan to restructure its operations to align and focus its business priorities on the spectrum initiatives. Consistent with this restructuring plan, the Company transferred its TeamConnect business and support obligations for the pdvConnect business in December 2018. Specifically, the Company entered into: (i) a Customer Acquisition and Resale Agreement with A BEEP LLC (“A BEEP”) on January 2, 2019, (ii) a Customer Acquisition, Resale and Licensing Agreement with Goosetown Enterprises, Inc. (“Goosetown”) on January 2, 2019 and (iii) a memorandum of understanding (“MOU”) with the principals of Goosetown on December 31, 2018. Under the A BEEP and Goosetown Agreements, the Company agreed to: (i) transfer its TeamConnect customers located in the Atlanta, Chicago, Dallas, Houston, and Phoenix metropolitan markets to A BEEP, (ii) transfer its TeamConnect customers located in the Baltimore/Washington DC, Philadelphia, and New York metropolitan markets to Goosetown, (iii) provide A BEEP and Goosetown with access to the TeamConnect Metro and Campus Systems (the “MotoTRBO Systems”) and (iv) grant A BEEP and Goosetown the right to resell access to its MotoTRBO Systems pursuant to separate Mobile Virtual Network Operation arrangements for a two-year period. The Company also granted Goosetown a license to sell the business applications it developed for the Company’s TeamConnect service.

The Company retained a number of significant obligations under the A BEEP and Goosetown Agreements related to the TeamConnect and pdvConnect businesses. To help ensure the transitioning of the TeamConnect customers, the Company continued to provide customer care, billing and collection services through April 1, 2019. It was required to pay all site lease, backhaul and utility costs required to operate the MotoTRBO Systems for a two (2)-year period which ended on January 2, 2021. By the end of this two-year period, A BEEP and Goosetown are required to migrate their respective customers off of the MotoTRBO Systems. The Company is required to continue to pay the cell tower leases for the TeamConnect networks it deployed for the balance of the lease terms. The Company also retained customer billing and collection responsibility for the pdvConnect business.

Under the terms of the MOU, the Company assigned the intellectual property rights to its TeamConnect and pdvConnect related applications to TeamConnect LLC (the “LLC”), a new entity formed by the principals of Goosetown, in exchange for a 19.5% ownership interest in the LLC, effective April 30, 2019. The Goosetown Principals have agreed to fund the future operations of the LLC, subject to certain limitations. The LLC assumed the Company’s software support and maintenance obligations under the A BEEP and Goosetown Agreements. The LLC also assumed customer care services related to the pdvConnect service. The Company provided transition services to the LLC through April 1, 2019. The Company was also obligated to pay the LLC a monthly service fee for a 24-month period which ended on January 7, 2021 for its assumption of the support obligations under the A BEEP and Goosetown Agreements. The Company is obligated to pay the LLC a certain portion of the billed revenue it received from pdvConnect customers for a 48-month period.  On April 1, 2020, the Company transferred the pdvConnect customers to the LLC, and the LLC agreed to provide a portion of the billed revenue it receives from these customers.

For the year ended March 31, 2020, the Company transferred network, computer, other equipment and intellectual property rights with a net book value of $246,000 to the LLC, recorded an investment in the LLC amounting to $48,000 and loss on disposal of long-lived assets and capitalized patent costs amounting to $198,000.

For the years ended March 31, 2021 and 2020, the Company incurred $576,000 and $974,000 of expenses under the MOU, respectively.

On April 1, 2020, the Company entered into Amendment 2 (“Amendment 2”) to the IP Assignment, Software Support, and Development Services Agreement, dated as of January 7, 2019, as previously amended, by and between the Company and TeamConnect, LLC (the “LLC”). Under Amendment 2, the Company transferred its pdvConnect customers to the LLC and the LLC agreed to pay the Company a certain portion of the recurring revenues from these customers.

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

On April 3, 2020, the Company filed a shelf registration statement (the “Shelf Registration Statement”) on Form S-3 with the SEC that was declared effective by the SEC on April 20, 2020, which permits the Company to offer up to $150 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination, including in units from time to time.

The Company entered into an Amended and Restated Controlled Equity Offering Sales Agreement and an Amended and Restated Sales Agreement (collectively, the “Sales Agreements”) with Cantor Fitzgerald & Co. and B. Riley FBR, Inc., respectively, and on April 3, 2020, registered the sale of up to an aggregate of $50,000,000 in shares of the Company’s common stock in at the market sales transactions pursuant to the Sales Agreements under the Shelf Registration Statement. Through the date of this filing, the Company has not sold any shares of its common stock in at the market transactions or any securities under the Shelf Registration Statement.

Executive Succession Plan

On June 23, 2020, the Board approved an executive leadership succession plan (the “Succession Plan”), following the FCC’s issuance of the Report and Order in May 2020. As part of the Succession Plan, effective as of July 1, 2020, Morgan E. O’Brien transitioned from Chief Executive Officer to Executive Chairman of the Board and Robert Schwartz was appointed as President and Chief Executive Officer. In September 2020, the Board appointed Mr. Schwartz to the Board and in October 2020, the Company appointed Chris Guttman-McCabe as its Chief Regulatory and Communications Officer.

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

Correction of Immaterial Errors

In connection with preparing its financial statements for the year ended March 31, 2021, the Company determined that it incorrectly presented stock-based compensation, loss on disposal of long-lived and intangible assets, net in its Consolidated Statement of Operations for the year ended March 31, 2020.

The Company previously reported stock compensation expense as a separate line item in the Consolidated Statement of Operations. Stock compensation expense should have been included in the same income statement line or lines as the cash compensation paid to the individuals receiving the stock-based awards such as general and administrative costs, product development and sales and support.  For the year ended March 31, 2020, the separate line item of $5.8 million in stock compensation expense has been changed to report as $5.3 million in general and administrative, $0.3 million in product development, and $0.2 million in sales and support in the Consolidated Statement of Operations.

The Company previously included loss on disposal of intangible and long-lived assets as part of other income and expenses in its Consolidated Statement of Operations. A gain or loss recognized on the transfer of a long-lived asset that is not part of discontinued operations should be included in income from continuing operations before income taxes in the income statement of a business entity. Separate lines are now added for the loss of disposal of intangible and long-lived assets, net before loss of operation amounting to $0.2 million to correct the error in presentation.

In connection with preparing the financial statements for the second quarter of the fiscal year ended March 31, 2021, the Company determined that it incorrectly classified the initial refundable deposits made for purchasing spectrum as net cash used by operating activities in the Consolidated Statements of Cash Flows for the fiscal year ended March 31, 2020. These initial deposits are made to holders of spectrum, (“incumbents”), and are refundable if the FCC does not approve the sale of the spectrum. Once the FCC approves the sale, the Company makes the final payment to the incumbent. Once the final payment is made, both the initial deposit and final payment are transferred to the intangible asset for the wireless licenses. The impact to the Consolidated Statements of Cash Flows when the final payment was made reduces the cash used by operating activities. The initial and final payments were then classified as cash used by investing activities.

Operating activities in the Consolidated Statements of Cash Flows should consist of the funds used for the Company’s ongoing business activities. Investing activities in the Consolidated Statements of Cash Flows should consist of funds used to purchase the Company’s long-term assets, such as fixed assets and its spectrum purchases. Since the initial deposits were contemplated as part of the purchase of spectrum, they should have been classified as investing activities instead of operating activities. As a result, the Company made an error in classifying the initial deposits for spectrum acquisitions as operating activities. The payments should have been classified as investing activities.

Refundable deposits amounting to approximately $3.1 million relating to acquisition of intangible assets that are pending FCC approval which were previously reported in prepaid expenses and other assets and net cash used by operating activities are now reported to purchases of intangible assets, including refundable deposits and the net cash used by investing activities in the Consolidated Statements of Cash Flows for the year ended March 31, 2020.

The following table is a comparison of the reported results of operations and cash flows for the fiscal year ended March 31, 2020 as a result of the correction of immaterial errors (in thousands):

	For the year ended March 31, 2020
	As Originally Reported	Impact of Prior Period Errors	As Revised
Consolidated Statement of Operations
General and administrative	$19,876	$5,357	$25,233
Product development	2,693	260	2,953
Sales and support	3,846	209	4,055
Stock compensation expense (exclusive of restructuring related costs)	5,826	(5,826)	—

Loss from disposal of intangible assets, net	—	88	88
Loss from disposal of long-lived assets, net	—	62	62
Loss from operations	(37,383)	(150)	(37,533)
Other Income	$346	$150	$496

Consolidated Statements of Cash Flows
Prepaid expenses and other assets	$(2,818)	$3,134	$316
Net cash used by operating activities	(30,957)	3,134	(27,823)

Purchases of intangible assets, including refundable deposits	(3,962)	(3,134)	(7,096)
Net cash used by investing activities	$(4,426)	$(3,134)	$(7,560)

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less at the time of purchase are considered cash equivalents. Cash equivalents are stated at cost, which approximates the quoted market value and includes amounts held in money market funds.

Accounts Receivable

The Company historically offered pdvConnect as a mobile workforce management application indirectly through one Tier 1 domestic carrier and two resellers. As of March 31, 2021, the Company had accounts receivable balance owed to it by one Tier 1 domestic carrier. As of March 31, 2020, the Company had one domestic carrier and one reseller that accounted for approximately 71% of total accounts receivable.

Allowance for Doubtful Accounts

An allowance for uncollectible receivables is estimated based on a combination of write-off history, aging analysis and any specific known troubled accounts. The Company reviews its allowance for uncollectible receivables on a quarterly basis. Past due balances meeting specific criteria are reviewed individually for collectability.

Changes in the allowance for doubtful accounts for the years ended March 31, 2021 and 2020 are summarized below (in thousands):

	2021	2020
Balance at beginning of the year	$12	$77
Bad debt expense	—	41
Write-offs	(12)	(69)
Recoveries	—	(37)
Balance at end of the year	$—	$12

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the applicable lease term. The carrying amount at the balance sheet date of long-lived assets under construction in process includes assets purchased, constructed, or being developed internally that are not yet in service. Depreciation commences when the assets are placed in service. Depreciation rates for assets are updated periodically to account for changes, if any, in the estimated useful lives of the assets, lease terms, management’s strategic objectives, estimated residual values or obsolescence. Changes in estimates will result in adjustments to depreciation expense prospectively.

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

The Company entered into long-term leasing arrangements primarily for tower site locations. The Company constructed assets at these locations and, in accordance with the terms of many of these agreements, the Company is obligated to restore the premises to their original condition at the conclusion of the agreements, generally at the demand of the other party to these agreements. The Company recognizes the fair value of a liability for an asset retirement obligation and capitalizes that cost as part of the cost basis of the related asset, depreciating it over the useful life of the related asset. Upon settlement of the obligation, any difference between the cost to retire the asset and the recorded liability is recognized in the Consolidated Statement of Operations.

As of March 31, 2021, the Company settled approximately $0.2 million of its obligation to restore the leased premises to its original condition and revised its asset retirement obligations accrual by $0.1 million on estimated future cash flows.

As of March 31, 2020, the Company revised its asset retirement obligations accrual to $0.9 million based on estimated future cash flows.

Changes in the liability for the asset retirement obligations for the years ended March 31, 2021 and 2020 are summarized below (in thousands):

	2021	2020
Balance at beginning of the year	$886	$328
Liabilities settled	(226)	—
Revision of estimate	85	557
Accretion expense	4	1
Balance at end of the year	749	886
Less amount classified as current - included in accounts payable and accrued expenses	167	246
Noncurrent liabilities - included in other liabilities	$582	$640

Intangible Assets

Intangible assets are wireless licenses that are used to provide the Company with the exclusive right to utilize designated radio frequency spectrum to provide wireless communication services. While licenses are issued for only a fixed time, generally ten years, such licenses are subject to renewal by the FCC. License renewals have occurred routinely and at nominal cost in the past. There are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of the Company’s wireless licenses. As a result, the Company has determined that the wireless licenses should be treated as an indefinite-lived intangible asset. The Company will evaluate the useful life determination for its wireless licenses each year to determine whether events and circumstances continue to support their treatment as an indefinite useful life asset.

Historically, wireless licenses were tested for impairment on an aggregate basis, consistent with the Company’s dispatch business at a national level. Effective Fiscal 2021, the Company determined the unit of accounting for impairment testing purposes should be based on geographical markets and accordingly, tested the wireless licenses for impairment based on these individual markets. The change in the unit of accounting was due to the Company’s expected use and marketability of its wireless licenses to support broadband operations at an individual market level as a result of the Report and Order. Due to the change in the unit of accounting, the Company performed a step one quantitative impairment test to determine if the fair value of the wireless licenses exceed the carrying value at the geographical market level. The estimated fair values of each unit of accounting were determined using a market-based approach based on the 600 MHz auction price as noted in the Report and Order. The Company also performed a step zero qualitative assessment on an aggregate basis to test the wireless licenses for impairment due to the change in the unit of accounting. For the year ended March 31, 2020, the Company performed a step zero qualitative assessment on an aggregate basis to test indefinite-lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing. Based on the results of the impairment tests, there were no impairment charges recorded during the years ended March 31, 2021 and 2020.

At times, the Company enters into agreements to exchange or cancel spectrum licenses. Upon entering into the arrangement, if the transaction has been deemed to have commercial substance, spectrum licenses are reviewed for impairment. The licenses are exchanged or cancelled at their carrying value and adjusted for any gain or loss recognized. Upon receipt of FCC approval, the spectrum licenses acquired as part of an exchange of nonmonetary assets are recorded at fair value and the difference between the fair value of the spectrum licenses obtained, carrying value of the spectrum licenses transferred and cash paid, if any, is recognized as a Gain (loss) on disposal of spectrum licenses reported separately in the Company’s Consolidated Statements of Operations. The fair value estimates of spectrum licenses are based on information for which there is little or no observable market data. If the transaction lacks commercial substance or the fair value is not measurable, the acquired spectrum licenses are recorded at the Company’s carrying value of the spectrum assets transferred, cancelled or exchanged.

See Note 5 Intangible Assets for a discussion on the Company’s gain/(loss) from the disposal of intangible assets incurred during the period ended March 31, 2021.

Long-Lived Assets and Right of Use Assets Impairment

The Company evaluates long-lived assets, including right of use assets, other than intangible assets with indefinite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Asset groups are determined at the lowest level for which identifiable cash flows are largely independent of cash flows of other groups of assets and liabilities. When the carrying amount of the asset groups are not recoverable and exceeds its fair value, an impairment loss is recognized equal to the excess of the asset group’s carrying value over the estimated fair value. As of March 31, 2021, the Company recorded an $85,000 non-cash impairment charge for long-lived assets consisting of network site and equipment costs to reduce the carrying values to zero. As of March 31, 2020, the Company recorded a $46,000 non-cash impairment charge for long-lived assets consisting of $35,000 for property and equipment and $11,000 for a right of use asset to reduce the carrying values to zero.

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

In accordance with Financial Accounting Standards Board, (“FASB”) Accounting Standards Update (“ASU”) 2016-02 Leases (“ASC 842”), the Company recognized right of use (“ROU”) assets and corresponding lease liabilities on its Consolidated Balance Sheets for its operating lease agreements with contractual terms greater than 12 months. The Company elected the package of practical expedients for its long-term operating leases, which permits the Company not to reassess under the new standard the prior conclusions about lease identification, lease classification and initial direct costs.

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

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company determined that certain sales commissions meet the requirements to be capitalized and were recorded as an asset upon the Company’s adoption of ASC 606. As a result of the customers being assigned to A BEEP and Goosetown (see Note 3 below), the Company’s capitalized sales commissions were impaired on April 1, 2019. For the year ended March 31, 2021, the Company capitalized commission costs required to obtain long-term 900 MHz broadband spectrum lease agreements which will be amortized over the contractual term of approximately 30-years. See Note 3 “Revenue” for a discussion on the Company’s capitalized contract assets incurred during the period ended March 31, 2021.

Direct Cost of Revenue

The Company’s historical direct cost of revenue related to its TeamConnect service offering includes the costs of operating its dispatch network and its cloud-based solutions. With respect to sales of its historical software applications through its wireless carrier partners, direct cost of revenue includes the portion of service revenue retained by its domestic Tier 1 carrier or reseller partners pursuant to its agreements with these parties, which may include network services, connectivity, SMS service, sales, marketing, billing and other ancillary services.

Indirect Sales Commissions

Historically, cash considerations paid to its sales team and indirect dealers were capitalized as part of contract costs and amortized on a straight-line basis over the customer’s estimated contract period. As a result of the customers being transferred to A BEEP and Goosetown, all remaining contract and contract acquisition costs were impaired on April 1, 2019.

Product Development Costs

The Company charges all product and development costs to expense as incurred. Types of expense incurred in product and development costs include employee compensation, consulting, travel, equipment and technology costs.

Advertising and Promotional Expense

The Company expenses advertising and promotional costs as incurred. Advertising and promotional expense was approximately $19,000 and $33,000 for the years ended March 31, 2021 and 2020, respectively.

Stock Compensation

The Company accounts for stock options in accordance with U.S. GAAP, which requires the measurement and recognition of compensation expense, based on the estimated fair value of awards granted to consultants, employees and directors. The Company estimates the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s statements of operations over the requisite service periods. In the event the participant’s employment by or engagement with (as a director or otherwise) the Company terminates before exercise of the options granted, the stock options granted to the participant shall immediately expire and all rights to purchase shares thereunder shall immediately cease and expire and be of no further force or effect, other than applicable exercise rights for vested shares that may extend past the termination date as provided for in the participant’s applicable option award agreement. Additionally, the Company’s Compensation Committee (the “Compensation Committee”) adopted an Executive Severance Plan (the “Severance Plan”) in February 2015, which was amended in February 2019, and the Company subsequently entered into Severance Plan Participation Agreements with its executive officers. In addition to providing participants with severance payments, the Severance Plan provides for accelerated vesting and extends the exercise period for outstanding equity awards if the Company terminates a participant’s service for reasons other than cause, death or disability or the participant terminates his or her service for good reason, whether before or after a change of control (each of such terms as defined in the Severance Plan). In addition to the Severance Plan, the equity awards issued to the Company’s President and Chief Executive Officer provide for accelerated vesting upon termination of service for reasons other than cause or a resignation for good reason; involuntary termination in connection with a change in control; or a change in control with a purchase price at or above $100 per share (each of such terms defined in the equity award agreements).

To calculate option-based compensation, the Company uses the Black-Scholes option-pricing model. The Company’s determination of fair value of option-based awards on the date of grant using the Black-Scholes model is affected by assumptions regarding a number of subjective variables.

The fair value of restricted stock, restricted stock units and performance units without market conditions are measured based upon the quoted closing market price for the stock on the date of grant. The compensation cost for the restricted stock and restricted stock units is recognized on a straight-line basis over the vesting period. The compensation cost for the performance units without market conditions is recognized when the performance criteria are expected to be complete.

The Company uses a Monte Carlo simulation model to determine the fair value of performance units with market condition on grant date. The Monte Carlo simulation model is based on a discounted cash flow approach, with the simulation of a large number of possible stock price outcomes for the Company's stock and the target composite index. The use of the Monte Carlo simulation model requires the input of a number of assumptions including expected volatility of the Company's stock price, expected volatility of a target composite index, correlation between changes in the Company's stock price and changes in the target composite index, risk-free interest rate, and expected dividends as applicable. Expected volatility of the Company's stock is based on the weighted-average historical volatility of its stock. Expected volatility of the target composite index is based on the historical and implied data. Correlation is based on the historical relationship between the Company's stock price and the target composite index average. The risk-free interest rate is based upon the treasury zero-coupon yield appropriate for the term of the performance unit as of the grant date. The Company has never paid any cash dividends. Any future determination to pay dividends will be at the discretion of the Board and will depend on the Company’s financial condition, results of operations, capital requirements, restrictions contained in any financing instruments and such other factors as the Board deems relevant in its sole discretion. Therefore, the Company has used an expected dividend yield of zero in the Monte Carlo simulation model.

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

Changes in valuation allowance for the years ended March 31, 2021 and 2020 are summarized below (in thousands):

	2021	2020
Balance at beginning of the year	$47,664	$37,019
Charged to costs and expenses	124	2,399
Changes in net loss carryforward and other	17,516	8,246
Balance at end of the year	$65,304	$47,664

Accounting for Uncertainty in Income Taxes

The Company recognizes the effect of tax positions only when they are more likely than not to be sustained. Management has determined that the Company had no uncertain tax positions that would require financial statement recognition or disclosure. The Company is no longer subject to U.S. federal, state or local income tax examinations for periods prior to 2018. When applicable, the Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Net Loss Per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. For purposes of the diluted net loss per share calculation, preferred stock, convertible notes payable-affiliated entities, stock options, restricted stock and warrants are considered to be potentially dilutive securities. Because the Company has reported a net loss for the years ended March 31, 2021 and 2020, diluted net loss per common share is the same as basic net loss per common share for those periods.

Common stock equivalents resulting from potentially dilutive securities approximated 1,382,000 and 1,440,000 at March 31, 2021 and 2020, respectively, and have not been included in the dilutive weighted average shares of common stock outstanding, as their effects are anti-dilutive.

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

Recently Adopted Accounting Pronouncements

None.

3.  Revenue

Historical Business Operations.    In December 2018, the Board approved the transfer of its TeamConnect business and support for its pdvConnect business to help reduce operating costs and to allow the Company to focus on its FCC initiatives and future broadband opportunities. Specifically, the Company entered into: (i) a Customer Acquisition and Resale Agreement with A BEEP on January 2, 2019, (ii) a Customer Acquisition, Resale and Licensing Agreement with Goosetown on January 2, 2019 and (iii) an MOU with the principals of Goosetown on December 31, 2018. Under the A BEEP and Goosetown Agreements, the Company agreed to: (i) transfer its TeamConnect customers located in the Atlanta, Chicago, Dallas, Houston, and Phoenix metropolitan markets to A BEEP, (ii) transfer its TeamConnect customers located in the Baltimore/Washington DC, Philadelphia, and New York metropolitan markets to Goosetown, (iii) provide A BEEP and Goosetown with access to MotoTRBO Systems and (iv) grant A BEEP and Goosetown the right to resell access to the Company’s TeamConnect Metro and Campus Systems (the “MotoTRBO Systems”) pursuant to separate Mobile Virtual Network Operation arrangements for a two-year period. The Company also granted Goosetown a license to sell the business applications the Company developed for its TeamConnect service. On March 31, 2019, these agreements were amended to formally set the transition date for the businesses as April 1, 2019 and to clarify the responsibilities between the parties.

As part of the Company’s efforts to clear the 900 MHz spectrum for broadband use, A BEEP and Goosetown were required to migrate the acquired customers off the MotoTRBO Systems by December 31, 2020. In consideration for the customers and rights the Company transferred, A BEEP and Goosetown are required to pay a certain portion of the recurring revenues they receive from the acquired customers ranging from 100% to 20% during the terms of the agreements. Additionally, A BEEP is required to pay the

Company a portion of recurring revenue from customers who utilize A BEEP’s push-to-talk Diga-talk Plus application service ranging from 35% to 15% for a period of two years. For a period of two years, Goosetown is required to pay the Company 20% of recurring revenues from the TeamConnect applications it licensed.

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

Long-Term Lease of 900 MHz Broadband Spectrum.  In December 2020, the Company entered into its first long-term 900 MHz broadband spectrum lease agreements covering Ameren’s service territories. The Lease Agreements will enable Ameren to deploy a private LTE network in its service territories in Missouri and Illinois covering approximately 7.5 million people. Each Lease Agreement is for a term of up to 40 years, consisting of an initial term of 30 years, with an option to extend for an additional 10-year term for an additional payment.  The scheduled prepayments for the 30-year initial terms of the Lease Agreements total approximately $48 million dollars. Full prepayment for the 30-year initial terms is due by 2026, with approximately 50% of the total prepayments due and payable subject to our ability to clear spectrum and secure the broadband licenses for the relevant counties. The Company is proactively clearing incumbents from the 900 MHz broadband segments in Ameren’s service territories and expects to begin delivering the broadband spectrum licenses by county during fiscal year 2022.  The Board approved the Lease Agreements on April 23, 2021, and Ameren’s board of directors approved the Lease Agreements on May 6, 2021. The payments of prepaid fees under the lease agreements will be accounted for as deferred revenue on the Company’s consolidated balance sheets and will be recognized ratably as the Company delivers broadband spectrum by county over the contractual term of approximately 30-years.

Service Revenue.  The Company has historically derived its service revenue from a fixed monthly recurring unit price per user, with 30-day payment terms, for its pdvConnect, TeamConnect, and Diga-talk service offerings.

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

TeamConnect combines pdvConnect with push-to-talk mobile communication services involving digital network architecture and mobile devices. The contract period for the TeamConnect service varies from a month-to-month basis to 24 months. The customer is billed at the beginning of each month of the contract term. The Company recognizes revenue as it satisfies its performance obligation over time as the services are delivered. On April 1, 2019, these customers were transitioned to A BEEP and Goosetown. A BEEP and Goosetown agreed to pay the Company a certain portion of the recurring revenues during the term of the agreements. While the customer remains on the Company’s MotoTRBO Systems, the portion of recurring revenues paid by A BEEP and Goosetown is recorded as revenue.

Spectrum Revenue.  In September 2014, Motorola paid the Company an upfront, fully-paid fee of $7.5 million in order to use a portion of the Company’s wireless spectrum licenses. The payment of the fee is accounted for as deferred revenue on the Company’s consolidated balance sheets and is recognized ratably as the service is provided over the contractual term of approximately ten years. The revenue recognized for the years ended March 31, 2021 and 2020 was approximately $729,000 each year.

Other Revenue.  The Company historically derived other revenue from A BEEP and Goosetown’s use of the spectrum. Effective January 1, 2021, other revenue was primarily from payments made from acquired customers that transitioned to A BEEP and Goosetown systems.

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

As of March 31, 2021, the Company incurred commission and stock compensation costs to obtain its long-term 900 MHz broadband spectrum lease agreements amounting to approximately $381,000, which was capitalized and will be amortized over the contractual term of approximately 30-years.

Historically, contract assets include commissions for salespeople and commissions paid to third-party dealers. As a result of transferring customers to A BEEP and Goosetown, all contract and contract acquisition costs were impaired for the year ended March 31, 2020. The Company recorded the impairment by increasing direct cost of revenue amounting to $178,000 and sales and support expense amounting to $258,000 for the year ended March 31, 2020.

The following table presents the activity for the Company’s contract assets (in thousands):

Contract Assets
Balance at March 31, 2019	$436
Additions	—
Amortization	—
Impairment	(436)
Balance at March 31, 2020	—
Additions	381
Amortization	—
Impairment	—
Balance at March 31, 2021	381
Less amount classified as current assets - prepaid expenses and other current assets	(69)
Noncurrent assets - included in other assets	$312

Contract liabilities.  Contract liabilities primarily relate to advance consideration received from customers for spectrum services, for which revenue is recognized over time, as the services are performed. These contract liabilities are recorded as deferred revenue on the balance sheet.

The following table presents the activity for the Company’s contract liabilities (in thousands):

Contract Liabilities
Balance at March 31, 2019	$4,191
Revenue recognized	(729)
Balance at March 31, 2020	3,462
Additions	250
Revenue recognized	(729)
Balance at March 31, 2021	2,983
Less amount classified as current liabilities	(737)
Noncurrent liabilities	$2,246

4.  Property and Equipment

Property and equipment consists of the following at March 31, 2021 and March 31, 2020 (in thousands):

	Estimated
	useful life	2021	2020
Network sites and equipment	5-10 years	$12,547	$16,242
Computer software	1-7 years	592	550
Computer equipment	5-7 years	293	163
Furniture and fixture and other equipment	2-5 years	284	300
Leasehold improvements	Shorter of the lease term or 10 years	242	234
		13,958	17,489
Less accumulated depreciation		11,082	10,518
		2,876	6,971
Construction in process		10	29
Assets held for future use		688	—
Property and equipment, net		$3,574	$7,000

Depreciation expense for the years ended March 31, 2021 and 2020 amounted to approximately $3.5 million and $3.6 million, respectively.

During the years ending March 31, 2021 and 2020, the Company recorded $85,000 and $46,000, respectively, of non-cash impairment charges for network sites and equipment to reduce the carrying values to zero.

As of March 31, 2021, assets held for future use relates to the reclassification of the net book value of network equipment not being used due to the migration of the TeamConnect and pdvConnect customers to the Company’s reseller partners and LLC effective January 2021 as discussed in Note 3 above. Network equipment from terminated lease sites were decommissioned for future use.

On September 30, 2019, the Company transferred network, computer and other equipment with a net book value of $72,000 to the LLC to support the pdvConnect application services in exchange for a 19.5% ownership interest.

5.  Intangible Assets

Wireless licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but instead are tested for impairment annually, or more frequently if an event indicates that the asset might be impaired. There were no impairment charges related to the Company’s indefinite-lived intangible assets during the years ended March 31, 2021 and 2020.

During the years ended March 31, 2021 and 2020, the Company entered into agreements with several third parties in multiple U.S. markets to acquire wireless licenses for cash consideration of $15.6 million and $4.0 million, respectively, after receiving FCC approval. As of March 31, 2021 and 2020, the Company recorded initial deposits to incumbents amounting to approximately $2.7 million and $3.8 million, respectively,  that are refundable if the FCC does not approve the sale of the spectrum. Of the $2.7 million initial refundable deposit balance as of March 31, 2021, $2.0 million was included in prepaid expenses and other current assets and the remaining $0.7 million in other assets in the Consolidated Balance Sheets. As of March 31, 2020, the entire $3.8 million balance was included in prepaid expenses and other current assets. Once the FCC approves the sale, the Company makes the final payment to the incumbent. Once the final payment is made, both the initial deposit and final payment are transferred to the intangible asset for the wireless licenses.

The nation’s railroads, particularly the major freight lines, operate on six narrowband 900 MHz channels licensed to the AAR. Three of these narrowband channels are located in the 900 MHz broadband segment created by the FCC in the Report and Order. As a result, in order to qualify for broadband licenses under the Report and Order, the Company will be required to provide spectrum for the relocation of the AAR channels to narrowband channels outside the 900 MHz broadband segment.

In January 2020, the Company entered into the AAR agreement with the AAR pursuant to which the Company agreed to cancel licenses in the 900 MHz band to enable the AAR to relocate its operations, including operations utilizing the three channels located in the 900 MHz broadband segment. The Report and Order provides that the FCC will make the channels associated with these licenses available to the AAR to enable the AAR to relocate their current operations. The Report and Order also provides that the FCC will credit the Company for its cancelled licenses for purposes of determining the Company’s eligibility to secure broadband licenses and the calculation of any Anti-Windfall Payments.

In accordance with the Report and Order and the AAR Agreement, the Company cancelled its licenses in June 2020. Because the Company did not receive any licenses nor monetary reimbursement in exchange for the cancellation, but only credit for purposes of determining its future eligibility and payment obligations for broadband licenses under the Report and Order, the Company recorded a $4.7 million loss from disposal of the intangible assets in the Consolidated Statements of Operations for the year ended March 31, 2021.

In August 2020, the Company closed an agreement with a third party for the exchange of 900 MHz licenses plus approximately $0.3 million for the reprogramming of their equipment. Since the licenses the Company acquired in the exchange were included in the licenses returned to the FCC in accordance with the AAR Agreement above, the $0.3 million for equipment reprogramming was recorded as additional loss from disposal of the intangible assets in the Consolidated Statements of Operations.

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

In February 2021, the Company entered into the SDG&E Agreement to provide 900 MHz broadband spectrum throughout SDG&E’s California service territory, including San Diego and Imperial Counties and portions of Orange County. The SDG&E Agreement include the assignment of 6 MHz of broadband spectrum, 936.5 – 939.5 MHz paired with 897.5 – 900.5 MHz, within SDG&E’s service territory following FCC’s issuance of broadband licenses to the Company. Delivery of the broadband spectrum by county is expected to commence in fiscal year 2022 and completed before the end of fiscal 2023. The Company has been proactively working with incumbents to clear the 900 MHz broadband allocation in the SDG&E service territory. Total payment of $50.0 million is comprised of an initial payment of $20.0 million received in February 2021 reflected in the Consolidated Balance Sheets under Contingent Liability. The remaining $30.0 million is due through fiscal 2023 as broadband spectrum is provided to SDG&E upon clearing of the 900 MHz incumbents by the Company and the granting of broadband licenses by the FCC.

Intangible assets consist of the following at March 31, 2021 and March 31, 2020 (in thousands):

Wireless Licenses
Balance at March 31, 2019	$107,548
Acquisitions	3,983
Reclassed to property and equipment	(5)
Balance at March 31, 2020	$111,526
Acquisitions	15,640
Exchanges - licenses received	196
Exchanges - licenses surrendered	(262)
Cancellations	(4,983)
Balance at March 31, 2021	$122,117

6. Equity Method Investment

In connection with the transfer of its TeamConnect business and support for its pdvConnect business, the Company entered into the MOU with the principals of Goosetown on December 31, 2018. Under the MOU, the Company agreed to assign the intellectual property rights to its pdvConnect application to the LLC, a new entity formed by the principals of Goosetown, in exchange for a 19.5% ownership interest in the LLC, effective April 30, 2019. The Goosetown principals have agreed to fund the future operations of the LLC, subject to certain limitations. The LLC has assumed the Company’s software support and maintenance obligations under the Goosetown and A BEEP Agreements. The LLC has also assumed customer care services related to the Company’s pdvConnect application. The Company provided transition services to the LLC through April 1, 2019 to facilitate an orderly transition of the customer care services. On April 1, 2020, the Company transferred its pdvConnect customers to the LLC, and the LLC agreed to pay the Company a certain portion of the recurring revenues from these customers.

For the year ended March 31, 2020, the Company transferred network, computer, other equipment and intellectual property rights with a net book value of $246,000, recorded an investment in the LLC amounting to $48,000 and loss on disposal of long-lived assets and capitalized patent costs amounting to $198,000 relating to the transfer of the assets.

As of March 31, 2021 and March 31, 2020, the change in the carrying value of the investment in LLC is summarized below as follows (in thousands):

Equity Method Investment
Equity method investment carrying value at March 31, 2019	$—
Non-cash contribution	48
Share of net loss from LLC	(9)
Equity method investment carrying value at March 31, 2020	39
Non-cash contribution	—
Share of net loss from LLC	(39)
Equity method investment carrying value at March 31, 2021	$—

7.  Accounts Payable and Accrued Expenses

The table below provides additional information related to the Company’s accounts payable and accrued expenses at March 31, 2021 and March 31, 2020 (in thousands).

	2021	2020
Accounts payable	$500	$645
Accrued employee related expenses	4,753	3,016
Accrued expenses	951	1,328
Other	52	660
Total accounts payable and accrued expenses	$6,256	$5,649

8.  Related Party Transactions

Under the terms of the MOU, the Company was obligated to pay the LLC a monthly service fee for a 24-month period ending on January 7, 2021 for its assumption of the Company’s support obligations under the A BEEP and Goosetown Agreements. The Company is also obligated to pay the LLC a certain portion of the billed revenue received by the Company from pdvConnect customers for a 48-month period. For the years ended March 31, 2021 and 2020, the Company incurred payments of $576,000 and $974,000 under the MOU, respectively. As of March 31, 2021, the Company owed $32,000 to the LLC. As of March 31, 2020, the Company owed $44,000 to the LLC of which $32,000 was included in accounts payable and accrued expenses.

The Company did not purchase any equipment from Motorola for the year ended March 31, 2021. The Company purchased $11,000 of equipment from Motorola for the year ended March 31, 2020. The Company recognized approximately $729,000 each year in Spectrum revenue for the years ended March 31, 2021 and 2020. As of March 31, 2021 and 2020, the Company owed $120,000 and $98,000 to Motorola, respectively.

On May 5, 2020, the Company entered into a consulting agreement with Rachelle B. Chong under which Ms. Chong will serve as a Senior Advisor to the Company’s management team effective May 15, 2020. In connection with the consulting agreement, Ms. Chong submitted her resignation from the Board and as a member of the Board’s Nominating and Corporate Governance Committee. For the year ended March 31, 2021, the Company incurred $132,000 in consulting fees to Ms. Chong. As of March 31, 2021, the Company did not have any outstanding liabilities to Ms. Chong.

On June 25, 2020, as part of its Executive Succession Plan, the Company announced that Brian D. McAuley had submitted his resignation as Executive Chairman of the Board, effective on July 1, 2020. On August 27, 2020, the Company entered into a consulting agreement (the “Consulting Agreement”) with Mr. McAuley under which Mr. McAuley will serve as a Senior Advisor to the Company’s management team and provide strategic, corporate governance and Board advisory services. The Consulting Agreement provides that Mr. McAuley will receive cash compensation of $40,000 per year. Pursuant to the existing terms of his outstanding equity awards, Mr. McAuley will continue to vest in his outstanding equity awards as he continues to provide services to the Company pursuant to the Consulting Agreement. The Consulting Agreement is effective as of September 2, 2020 and terminates by its terms on September 1, 2021, unless terminated earlier by either party or extended upon the mutual agreement of the parties at least thirty (30) days before the end of the term. The Consulting Agreement contains standard confidentiality, indemnification and intellectual property assignment provisions in favor of the Company. The Consulting Agreement also contains a waiver by Mr. McAuley to any severance benefits that he might be entitled to receive under the Company’s Executive Severance Plan in connection with his resignation and the Executive Succession Plan. In consideration for this waiver, in the event the Company terminates the Consulting Agreement without cause, Mr. McAuley dies or becomes disabled during the term of the Consulting Agreement, or the Company elects not to extend the term of the Consulting Agreement through September 1, 2023, then the vesting of all outstanding time-based equity awards held by Mr. McAuley shall accelerate on the date his consulting services end such that he will be deemed to have vested in a total of 18,761 shares of Common Stock for his services under the Consulting Agreement. In addition, Mr. McAuley’s performance-based equity awards shall remain outstanding (and shall not terminate) and he shall continue to be eligible to obtain vested option shares and vested restricted stock units under his outstanding performance-based equity awards if the “Vesting Conditions” set forth in the performance-based equity awards are satisfied.  For the year ended March 31, 2021, the Company incurred approximately $23,000 in consulting fees to Mr. McAuley. As of March 31, 2021, the Company did not have any outstanding liabilities to Mr. McAuley.

9. Impairment and Restructuring Charges

Long-lived Assets and Right of Use Assets Impairment

During the year ended March 31, 2021, the Company recorded a $85,000 non-cash impairment charge for long-lived assets consisting of network site and equipment costs to reduce the carrying values to zero.

During the year ended March 31, 2020, the Company recorded a $46,000 non-cash impairment charge for long-lived assets consisting of $35,000 for property and equipment and $11,000 for a right of use asset to reduce the carrying values to zero.

Restructuring Charges

April 2018 and June 2018 Restructuring Activities

In April 2018, the Company announced a shift in its focus and resources in order to pursue its regulatory initiatives at the FCC and prepare for the future deployment of broadband and other advanced technologies and services.  In light of this shift in focus, the Board approved a chief executive officer transition plan and entered into additional consulting and transition agreements with several other key employees.

On June 1, 2018, the Board approved an initial plan to restructure the Company’s business aimed at reducing the operating costs of its TeamConnect and pdvConnect businesses and better aligning and focusing its business priorities on its spectrum initiatives.

For the years ended March 31, 2021 and March 31, 2020, total accrued restructuring charges for the April 2018 and June 2018 restructuring activities were as follows (in thousands):

Restructuring Activities
Balance at March 31, 2019	$2,655
Cash payments	(2,090)
Balance at March 31, 2020	565
Cash payments	(565)
Balance at March 31, 2021	$—

December 2018 Cost Reductions

On December 31, 2018, the Board approved the following cost reduction actions: (i) the elimination of approximately 20 positions, or 30% of the Company’s workforce and (ii) the closure of its office in San Diego, California (collectively, the “December 2018 Cost-Reduction Actions”). For the years ended March 31, 2021 and 2020, the Company recorded restructuring charges relating to the December 2018 Cost-Reduction Actions amounting to $42,000 and $223,000, respectively, related to employee severance and benefit costs. In addition, for the year ended March 31, 2020, the Company reduced the facility exit costs accrual for its San Diego, California office by approximately $28,000. The Company completed the cost reduction and restructuring actions in July 31, 2019 and the related cash payments for severance costs was completed by the end of August 31, 2019.

For the years ended March 31, 2021 and March 31, 2020, total December 2018 cost reduction charges were as follows (in thousands):

Restructuring Activities
Balance at March 31, 2019	$679
Severance costs	223
Facility exit	(28)
Cash payments	(803)
Balance at March 31, 2020	71
Severance costs	42
Cash payments	(113)
Balance at March 31, 2021	$—

10.  Leases

A lease is defined as a contract that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. On April 1, 2019, the Company adopted ASC 842 and it primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee.

Substantially all the leases in which the Company is the lessee are comprised of corporate office space and tower space. The Company is obligated under certain lease agreements for office space with lease terms expiring on various dates from October 31, 2024 through June 30, 2027, which includes lease extensions for its corporate headquarters ranging from three to ten-years. The Company entered into multiple lease agreements for tower space. The lease expiration dates range from April 30, 2021 to June 30, 2026.

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

Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

	2021	2020
Weighted average term - operating lease liabilities	4.40 years	4.97 years
Weighted average incremental borrowing rate - operating lease liabilities	13%	13%

Rent expense amounted to approximately $2.6 million  for the year ended March 31, 2021 of which approximately $1.2 million are included in direct cost of revenue and the remainder of approximately $1.4 million included in general and administrative.

Rent expense amounted to approximately $2.7 million for the year ended March 31, 2020 of which approximately $1.7 million are included in direct cost of revenue and the remainder of approximately $1.0 million included in general and administrative.

For the years ended March 31, 2021 and March 31, 2020, the following table presents net lease cost (in thousands):

	2021	2020
Lease cost
Operating lease cost (cost resulting from lease payments)	$2,451	$2,614
Short term lease cost	110	52
Sublease income	(6)	(16)
Net lease cost	$2,555	$2,650

For the years ended March 31, 2021 and March 31, 2020, the following table presents other supplemental lease information (in thousands):

	2021	2020
Operating cash flow information:
Operating lease - operating cash flows (fixed payments)	$2,746	$2,743
Operating lease - operating cash flows (liability reduction)	$1,674	$1,447
Non-cash activity:
Right of use assets obtained in exchange for new operating lease liabilities	$230	$7,904

The following table presents supplemental balance sheet information as of March 31, 2021 and March 31, 2020 (in thousands):

	2021	2020
Non-current assets - right of use assets, net	$5,100	$6,500
Current liabilities - operating lease liabilities	$1,470	$1,695
Non-current liabilities - operating lease liabilities	$5,601	$7,051

Future minimum payments under non-cancelable leases for office and tower spaces (exclusive of real estate tax, utilities, maintenance and other costs borne by the Company) for the remaining terms of the leases following the year ended March 31, 2021 are as follows (in thousands):

Operating
Fiscal Year	Leases
2022	$2,249
2023	2,092
2024	1,946
2025	1,546
2026	859
After 2026	579
Total future minimum lease payments	9,271
Amount representing interest	(2,200)
Present value of net future minimum lease payments	$7,071

11.  Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law. The CARES Act contains several new or changed income tax provisions, including but not limited to the following: increased limitation threshold for determining deductible interest expense, class life changes to qualified improvements (in general, from 39 years to 15 years), and the ability to carry back net operating losses incurred from tax years 2018 through 2020 up to the five preceding tax years. Most of these provisions are either not applicable or have no material effect to the Company. However, the CARES Act changed the language of when net operating loss (“NOL”) converted from a 20-year life to an indefinite life. From the prior Tax Cut and Jobs Act of 2017, NOLs in tax periods ending after December 31, 2017 had an indefinite life. Under the new CARES Act, NOLs generated in periods beginning after December 31, 2017 are carried forward indefinitely. This dating change effectively disqualified the Company's March 31, 2018 NOL as an indefinite lived asset and source of taxable income to offset the Company's deferred tax liability stemming from indefinite-lived intangibles. The Company's NOLs generated after March 31, 2018 may continue to be used as an indefinite-lived asset to offset the deferred tax liability, but limited to 80 percent of future taxable income (or the balance of the deferred tax liability as of March 31, 2020). The total impact of this date change from the CARES Act increased the Company's net federal deferred tax liability from approximately $0.2 million to $1.6 million as of March 31, 2020. The state deferred tax liability of approximately $1.4 million as of March 31, 2020 is unchanged.

For the year ended March 31, 2020, the Company had federal and state NOL carryforwards of approximately $211.2 million and $105.2 million, respectively, expiring in various amounts from 2020 through 2039, to offset future taxable income. For the year ended March 31, 2020, the Company incurred federal and state operating losses of approximately $47.5 million and $31.2 million, respectively, to offset future taxable income, of which the entire $47.5 million federal NOL and $7.5 million of state NOLs can be carried forward indefinitely, but can only offset 80% of taxable income when used. For the year ended March 31, 2021, the Company incurred federal and state operating losses of approximately $55.3 million and $47.1 million, respectively, to offset future taxable income, of which the entire $55.3 million federal NOL and $24.5 million of state NOLs can be carried forward indefinitely, but can only offset 80% of taxable income when used.

The Company has net deferred tax assets, before applying the valuation allowance, of approximately $62.1 million and $44.6 million relating principally to the NOLs as of March 31, 2021 and 2020, respectively. Federal NOL carryforwards may be subject to limitations as a result of the change in ownership that occurred in the year ended March 31, 2015 as defined under Internal Revenue Code Section 382. State NOL carryforwards are subject to limitations which differ from federal law in that they may not allow the carryback of net operating losses and have shorter carryforward periods.

Accounting Standards Codification Topic 740, Income Taxes, requires that a valuation allowance be recorded to reduce deferred tax assets when it is more likely than not that the tax benefit of the deferred tax assets will not be realized. The evaluation includes the consideration of all available evidence, both positive and negative, regarding historical operating results including recent years with reported losses, the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards, and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carryforward from expiring unused. In situations where a three-year cumulative loss condition exists, accounting standards limit the ability to consider projections of future results as positive evidence to assess the realizability of deferred tax assets. Since inception, the Company has incurred consecutive tax losses which represents significant negative evidence toward the realizability of its deferred tax assets. Therefore, the Company continues to apply a full valuation allowance against its deferred tax assets as of March 31, 2021, with the exception of the net deferred tax liability of approximately $3.2 million regarding indefinite-lived intangibles.

For Fiscal 2021, analysis of the state NOL carryforwards revealed that most of them are not indefinite. The Company recorded $0.1 million of state deferred tax benefit during the year March 31, 2021 and decreased the state deferred tax liability by the same amount from the inability to use the state NOL carryforwards against the indefinite-lived intangible. This valuation allowance has no effect on the Company’s ability to utilize the deferred tax assets to offset future taxable income, if generated. As required by U.S. GAAP, the Company will continue to assess the likelihood that the deferred tax assets will be realizable in the future and the valuation allowance will be adjusted accordingly. The tax benefits relating to any reversal of the valuation allowance on the net deferred tax assets in a future period will be recognized as a reduction of future income tax expense in that period.

Net deferred tax assets and liabilities consist of the following as of March 31, 2021 and 2020 (in thousands):

	2021	2020
Deferred tax asset
Allowance for uncollectible accounts	$—	$3
Property and equipment	618	—
Accrued expenses	1,052	682
Restructuring reserve	—	83
Deferred revenue	680	855
Asset retirement obligations	11	10
Net operating loss carryforward	65,550	51,694
Operating lease liabilities	1,825	2,289
Charitable contributions carryforward	62	62
Stock compensation expense	5,207	809
Total deferred tax asset	75,005	56,487
Deferred tax liability
Property and equipment	—	(7)
Right of use assets	(1,316)	(1,701)
Indefinite-lived intangible assets	(11,594)	(10,199)
Total deferred tax liability	(12,910)	(11,907)
Total deferred tax assets and liabilities	62,095	44,580
Valuation allowance	(65,304)	(47,664)
Net deferred tax assets and liabilities	$(3,209)	$(3,084)

The components of the income tax expense for the years ended March 31, 2021 and 2020 are as follows (in thousands):

	2021	2020
Current:
Federal	$—	$—
State	2	3
Total current - included in general and administrative expenses	2	3

Deferred:
Federal	251	1,637
State	(127)	762
Total deferred	124	2,399

Total income tax expense	$126	$2,402

The differences between the United States federal statutory tax rate and the Company's effective tax rate for the years ended March 31, 2021 and 2020 are as follows (in thousands):

	2021		2020
Statutory federal tax	$(11,405)	21%	$(7,400)	21%
State income taxes, net of federal benefit	(3,194)	6%	(439)	1%
Incentive stock option expense	(720)	1%	(41)	0%
Other permanent differences	(251)	0%	(91)	0%
162M executive compensation limit	729	-1%	—	0%
Restricted stock shortfall/windfall	(136)	0%	(437)	1%
Change in valuation allowance - Federal	14,570	-27%	9,440	-27%
Change in valuation allowance - State	3,069	-5%	1,205	-3%
Prior-year adjustments	(2,536)	5%	165	0%
	$126	0%	$2,402	-7%

12.  Stock Acquisition Rights, Stock Options and Warrants

The Company established the 2014 Stock Plan (the “2014 Stock Plan”) to attract, retain and reward individuals who contribute to the achievement of the Company’s goals and objectives. This 2014 Stock Plan superseded previous stock plans.

The Board has reserved 5,027,201 shares of common stock for issuance under the 2014 Stock Plan as of March 31, 2021, of which 1,639,593 shares are available for future issuance. Historically, the number of shares reserved under the 2014 Stock Plan were increased, based on Board approval, each January 1 through January 1, 2024 by an amount equal to the lesser of (i) 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or (ii) a lesser amount determined by the Board (the “evergreen provision”). Effective January 1, 2021, the Board elected to increase the shares authorized under the 2014 Stock Plan by 879,216 shares, which represented 5% of the of the Company’s common stock issued and outstanding as of December 31, 2020. On June 14, 2021, the Compensation Committee of the Board approved Amendment No. 1 to 2014 Stock Plan to eliminate the evergreen provision for all future years (i.e., January 1, 2022 through January 1, 2024).

Restricted Stock and Restricted Stock Units

A summary of non-vested restricted stock activity for the years ended March 31, 2021 and 2020 is as follows:

		Weighted
		Average
	Restricted	Grant Day
	Stock	Fair Value
Non-vested restricted stock outstanding at March 31, 2019	279,212	$28.71
Granted	208,722	42.86
Vested	(133,776)	(28.96)
Forfeited	(1,964)	(22.85)
Non-vested restricted stock outstanding at March 31, 2020	352,194	37.93
Granted	316,337	46.07
Vested	(183,276)	(40.18)
Forfeited	(9,496)	(37.38)
Non-vested restricted stock outstanding at March 31, 2021	475,759	$42.48

The Company recognizes compensation expense for restricted stock on a straight-line basis over the explicit vesting period. Vested restricted stock units are settled and issuable upon the earlier of the date the employee ceases to be an employee of the Company or a date certain in the future. Stock compensation expense related to restricted stock was approximately $9.2 million for the year ended March 31, 2021, which included $0.8 million of expense related to the Type III modification of restricted stock units held by the Company’s former Chairman of the Board upon his transition to a consultant to the Company that is probable of vesting under the modified condition of which approximately $8.4 million are included in general and administrative expenses, $0.6 million in product development and the remainder of approximately $0.2 million included in sales and support reported in the Consolidated Statements of Operations. Stock compensation expense related to restricted stock was approximately $4.3 million for the year ended March 31, 2020 of which approximately $3.9 million are included in general and administrative expenses, $0.2 million in product development expenses and the remainder of approximately $0.2 million included in sales and support expenses reported in the Consolidated Statements of Operations.

As of March 31, 2021, the Company incurred stock compensation costs to obtain its long-term 900 MHz broadband spectrum lease agreements amounting to approximately $195,000, which was capitalized and will be amortized over the contractual term of approximately 30-years.

In May 2020, the Compensation Committee granted restricted stock awards for 28,000 shares of common stock, or approximately $1.5 million, to satisfy the fiscal year 2020 bonus liability, recorded in accounts payable and accrued expenses, for key individuals.

As of March 31, 2021, there was $13.2 million of unvested compensation expense for the restricted stock, which is expected to be recognized over a weighted average period of 2.36 years.

Performance-Based Restricted Stock Units

A summary of the performance-based restricted stock unit activity for the years ended March 31, 2021 and 2020 is as follows:

		Weighted
		Average
	Performance	Grant Day
	Stock	Fair Value
Performance stock outstanding at March 31, 2019	109,138	$23.80
Granted	150,291	46.23
Vested	—	—
Forfeited	(120,445)	(25.19)
Performance stock outstanding at March 31, 2020	138,984	46.85
Granted	75,049	58.65
Vested	(91,216)	46.85
Forfeited/cancelled	(47,768)	(46.85)
Performance stock outstanding at March 31, 2021	75,049	$58.65

Outstanding performance stock units included in the table above are shown at target. Share payout can range from 0% to 200% CEO Performance Units based on the Cumulative Spectrum Proceeds Monetized (“CSPM”) metric and 25% to 350% CEO Performance Units based on the Total Stockholders Return (“TSR Performance Units”) metrics.

Performance-Based related to Report and Order and Long-Term Agreement(s)

On October 2, 2019, the Company awarded 11,307 performance-based restricted stock units under the 2014 Stock Plan. The performance goal was: prior to January 13, 2020, (A) issuance of a Final Order from the FCC (“Final Order”) providing for the creation and allocation of licenses for spectrum in the 900 MHz band consisting of paired blocks of contiguous spectrum, each containing at least 3 MHz of contiguous spectrum, authorized for broadband wireless communications uses and (B) the lack of objection by the Board to the terms and conditions (including, but not limited to, the rebanding, clearing and relocation procedures, license assignment and award mechanisms and technical and operational rules) set forth or referenced in the Final Order.

All 120,445 performance-based restricted stock units awarded were forfeited in January 2020 as a result of the performance conditions not being met by January 13, 2020. No compensation expense was recorded for these performance-based restricted stock units.

On February 28, 2020, the Company awarded 95,538 performance-based restricted stock units. The performance goals are:

(A) Target Goal:  50% of the shares vest upon (i) achievement by December 31, 2020 of a Final Order from the FCC providing for the creation and allocation of licenses for spectrum in the 900 MHz band consisting of paired blocks of contiguous spectrum, each containing at least 3 MHz of contiguous spectrum, authorized for broadband wireless communications uses and (ii) the lack of objection by the Board to the terms and conditions (including, but not limited to, the rebanding, clearing and relocation procedures, license assignment and award mechanisms and technical and operational rules) set forth or referenced in the Final Order; and

(B) Stretch Goal:  The remaining 50% of the performance shares vest and settle upon the occurrence of all three of the following conditions: (i) the Company enters into one or more long-term agreement(s) with critical infrastructure or enterprise business(es) to enable such business(es) to utilize the Company’s spectrum for broadband connectivity; (ii) the combined total contract dollars payable to the Company over the initial term(s) of such agreement(s) equals or exceeds a certain amount as specified by the Board; and (iii) the agreement(s) is/are binding on such business(es) and is/are either not contingent on prior Board approval(s) or such approval(s) has/have been received.

Additionally, on February 28, 2020, the Company awarded 43,446 performance-based restricted stock units. The performance goal related to these units is: 100% of the shares will vest upon (i) achievement by December 31, 2020 of a Final Order  providing for the creation and allocation of licenses for spectrum in the 900 MHz band consisting of paired blocks of contiguous spectrum, each containing at least 3 MHz of contiguous spectrum, authorized for broadband wireless communications uses and (ii) the lack of objection by the Board to the terms and conditions (including, but not limited to, the rebanding, clearing and relocation procedures, license assignment and award mechanisms and technical and operational rules) set forth or referenced in the Final Order.

On September 30, 2020, the Company recorded stock compensation expense included in general and administrative expenses reported in the Consolidated Statements of Operations amounting to approximately $4.3 million based on the achievement of the Target Goal described above or approximately 91,216 shares under the performance-based restricted stock units, upon the Report and Order becoming effective in August 2020. As of March 31, 2021, there was no stock compensation expense recognized for the Stretch Goal described above under the performance-based restricted stock units as the 47,768 performance-based restricted stock units expired as unvested.

CEO Performance Units

Cumulative Spectrum Proceeds Monetized

On December 31, 2020, the Compensation Committee awarded performance-based restricted units to the President and Chief Executive Officer as part of the Succession Plan, (the “CEO Performance Units”). The performance-based restricted units will vest on a determination date of June 24, 2024 (“Determination Date”) (unless sooner triggered by an earlier involuntary termination), based on Cumulative Spectrum Proceeds Monetized (“CSPM”) metric over a four-year measurement period commencing on June 24, 2020, with 15,025 units vesting if the minimum CSPM level is achieved, 30,049 units vesting if the target CSPM metric is achieved and up to 60,098 vesting if the maximum CSPM metric is achieved.

The Company recorded approximately $80,000 of stock compensation expense included in general and administrative expenses reported in the Consolidated Statements of Operations relating to the CEO Performance Units - CSPM for the year ended March 31, 2021. As of March 31, 2021, there was approximately $1.0 million of unvested compensation expense for the outstanding performance-based restricted stock units related to the December 31, 2020 CEO Performance Units, which is expected to be recognized over a weighted average period of 3.49 years.

Total Stockholder Return

On February 1, 2021, the Compensation Committee awarded performance-based restricted units to the President and Chief Executive Officer based on Total Stockholder Return metrics (“TSR Performance Units”). The performance-based restricted units will vest upon continued service and achievement of certain stock price levels calculated using a four-year compound annual growth rate and based on the average closing bid price per share of the Company’s common stock measured over a sixty-trading day period (“Stock Price Levels”). Shares will vest in a range of 25% to 350% of the 45,000 target reported units based on achieving specified Stock Price Levels. The vesting end measurement date is February 1, 2025, with earlier vesting determination dates upon a change in control of the Company, involuntary termination of the CEO or twelve months following the achievement of the maximum stock price level. If after February 1, 2023, the CEO achieves a Stock Price Level, there will be a vesting determination date the earlier of twelve months thereafter or February 1, 2025.

The following assumptions were used to calculate the fair value of performance-based restricted units with market price condition using the Monte Carlo simulation model:

Year Ended
March 31, 2021
Risk-free interest rate	0.29%
Dividend yield	-%
Volatility	56.09%
Simulation term	4 years
Forfeiture rate	-%

The Company recorded approximately $160,000 of stock compensation expense relating to the TSR Performance Units for the year ended March 31, 2021 included in general and administrative expenses reported in the Consolidated Statements of Operations. As of March 31, 2021, there was approximately $3.1 million of unvested compensation expense for the outstanding performance-based restricted stock units related to the February 1, 2021 TSR Performance Units, which is expected to be recognized over a weighted average period of 3.71 years.

Stock Options

A summary of Stock Option activity for the years ended March 31, 2021 and 2020 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Options outstanding at March 31, 2019	1,923,634	$23.64
Options granted	3,330	46.85
Options exercised	(107,623)	(21.71)
Options forfeited/expired	(11,875)	(45.42)
Options outstanding at March 31, 2020	1,807,466	23.57
Options granted	123,058	42.04
Options exercised	(229,801)	(22.75)
Options forfeited/expired	(37,500)	(45.29)
Options outstanding at March 31, 2021	1,663,223	$24.96	4.13	$37,136,093
Exercisable at March 31, 2021	1,439,823	$23.36	3.55	$34,301,856
Total vested or expected to vest at March 31, 2021	1,660,538	$24.94	4.13	$37,101,369

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

On October 22, 2020, the Company awarded a Senior Executive Officer a stock option to purchase 62,500 shares of common stock.  The award has a contractual life of 10 years. 25% of the option shares will vest on November 15, 2021 with the remaining shares vesting in three equal annual installments, based on continuous service of such officer to the Company through the applicable vesting dates.

The intrinsic value of stock options exercised was approximately $5.0 million at March 31, 2021.

Additional information regarding stock options outstanding at March 31, 2021 is as follows:

							Weighted
				Weighted			Average
				Average	Weighted		Exercise Price
Exercise			Number	Remaining	Average	Options	of Shares
Prices			Outstanding	Life in Years	Exercise Price	Exercisable	Exercisable
$20.00	-	$20.00	729,166	2.21	$20.00	729,166	$20.00
20.01	-	46.23	851,419	5.40	26.80	688,577	26.11
46.24	-	72.85	82,638	8.05	49.62	22,080	48.79
			1,663,223	4.13	$24.96	1,439,823	$23.36

The fair value of stock options granted is estimated on the date of grant using the Black-Scholes option valuation model. This stock-based compensation expense valuation model requires the Company to make assumptions and judgments regarding the variables used in the calculation. These variables include the expected term, the expected volatility of the Company’s common stock, expected risk-free interest rate, forfeiture rate and expected dividends. The Company calculates an expected term and volatility from the historical volatilities and terms of selected comparable public companies within its industry along with the Company’s short history regarding these variables. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the stock option. The Company estimates its forfeiture rate based on an analysis of its actual forfeitures and will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and other factors. The Company has never paid any cash dividends.  Any future determination to pay dividends will be at the discretion of the Board and will depend on the Company’s financial condition, results of operations, capital requirements, restrictions contained in any financing instruments and such other factors as the Board deems relevant in its sole discretion. Therefore, the Company uses an expected dividend yield of zero in the option-pricing model.

The following assumptions were used to calculate the fair value of stock options:

	Year Ended	Year Ended
	March 31, 2021	March 31, 2020
Risk-free interest rate	0.43% to 0.51%	0.93%
Dividend yield	-%	-%
Volatility	53.41% to 52.43%	49.63%
Expected term	6.07 years	5.67 years
Forfeiture rate	-% to 2%	-% to 2%

Stock compensation expense related to the amortization of the fair value of service-based stock options issued was approximately $1.3 million and $1.5 million for the years ended March 31, 2021 and 2020 which was included in general and administrative reported in the Consolidated Statements of Operations, respectively.

The weighted average fair value for the stock option awards granted for the fiscal year ended March 31, 2021 was $42.04 per share. As of March 31, 2021, there was approximately $1.8 million of unrecognized compensation cost related to non-vested stock options granted under the Company’s stock option plans which is expected to be recognized over a weighted-average period of 1.3 years.

Performance-Based Stock Options

A summary of the Performance-Based Stock Options as of March 31, 2021 and 2020 is as follows:

	Performance Options	Weighted Average Exercise Price
Performance Options outstanding at March 31, 2019	179,945	$25.83
Performance Options granted	82,197	46.85
Performance Options exercised	—	—
Performance Options forfeited/expired	(179,945)	(25.83)
Performance Options outstanding at March 31, 2020	82,197	46.85
Performance Options granted	—	—
Performance Options exercised	—	—
Performance Options forfeited/expired	(33,780)	46.85
Performance Options outstanding at March 31, 2021	48,417	$46.85

The vesting of the performance-based stock options outstanding at March 31, 2019 were subject to the attainment of a performance goal. The performance goal was: prior to January 13, 2020: (A) the issuance of a Final Order from the FCC providing for the creation and allocation of licenses for spectrum in the 900 MHz band consisting of paired blocks of contiguous spectrum, each containing at least 3 MHz of contiguous spectrum, authorized for broadband wireless communications uses and (B) the lack of objection by the Board to the terms and conditions  (including, but not limited to, the rebanding, clearing and relocation procedures, license assignment and award mechanisms and technical and operational rules) set forth or referenced in the Final Order.

All 179,945 performance-based stock options were forfeited on January 13, 2020 as a result of the performance goal not being attained and no stock compensation expense was recorded for these awards.

On February 28, 2020, the Company awarded 67,562 performance-based stock options. The performance goals are:

(A) Target Goal:  50% of the shares vest upon (i) achievement by December 31, 2020 of a Final Order from the FCC providing for the creation and allocation of licenses for spectrum in the 900 MHz band consisting of paired blocks of contiguous spectrum, each containing at least 3 MHz of contiguous spectrum, authorized for broadband wireless communications uses and (ii) the lack of objection by the Board to the terms and conditions (including, but not limited to, the rebanding, clearing and relocation procedures, license assignment and award mechanisms and technical and operational rules) set forth or referenced in the Final Order; and

(B) Stretch Goal:  The remaining 50% of the performance shares vest and settle upon the occurrence of all three of the following conditions: (i) the Company enters into one or more long-term agreement(s) with critical infrastructure or enterprise business(es) to enable such business(es) to utilize the Company’s spectrum for broadband connectivity; (ii) the combined total contract dollars payable to the Company over the initial term(s) of such agreement(s) equals or exceeds a certain amount as specified by the Board; and (iii) the agreement(s) is/are binding on such business(es) and is/are either not contingent on prior Board approval(s) or such approval(s) has/have been received.  As of December 30, 2020, not all of these conditions had been achieved, and therefore, the 33,780 performance-based stock option shares tied to the stretch goal expired unvested.

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

For the year ended March 31, 2021, the Company recognized $0.8 million included in general and administrative expenses reported in the Consolidated Statements of Operations, based on the achievement of the Target Goal under the performance-based stock options, upon the Report and Order becoming effective in August 2020. For the year ended March 31, 2020, there was no stock compensation expense recognized for the 82,197 performance-based stock options. As of March 31, 2021, there was no unvested compensation expense relating to the outstanding performance-based stock options.

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

13.  Supplemental Disclosure of Cash Flow Information

For the years ended March 31, 2021 and 2020, the Company paid in cash approximately $61,000 and $36,000 in taxes, respectively. The Company did not pay any interest for the years ended March 31, 2021 and 2020.

The Company capitalized asset retirement obligations that amounted to approximately $85,000 and $557,000 during the years ended March 31, 2021 and 2020, respectively.

During the year ended March 31, 2021, the Company entered into a barter transaction with covered incumbents whereby equipment with a net book value of $23,000 were provided in order for them to move to a different channel outside the broadband segment. In addition, the Company also entered into a barter transaction with third parties to assist in the decommissioning of some of our Chicago and New York terminated lease sites in exchange of used network equipment with a net book value of approximately $38,000.

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

For the year ended March 31, 2020, the Company transferred network, computer,  other equipment and intellectual property rights with a net book value of $246,000, recorded an investment in the LLC amounting to $48,000 and loss on disposal of long-lived assets and capitalized patent costs amounting to $198,000 relating to the transfer of the assets.

14.  Contingencies

Contingent Liability

In February 2021, the Company entered into the SDG&E Agreement to provide 900 MHz broadband spectrum throughout SDG&E’s California service territory, including San Diego and Imperial Counties and portions of Orange County. The SDG&E Agreement will support SDG&E’s deployment of a private LTE network for its California service territory, with a population of approximately 3.6 million people. As part of the SDG&E Agreement, the Company and SDG&E intend to collaborate on accelerating utility industry momentum for private networks. The SDG&E Agreement include the assignment of 6 MHz of broadband spectrum, 936.5 – 939.5 MHz paired with 897.5 – 900.5 MHz, within SDG&E’s service territory following FCC’s issuance of broadband licenses to the Company. Delivery of the broadband spectrum by county is expected to commence in fiscal year 2023 and completed before the end of fiscal 2024. The Company has been proactively working with incumbents to clear the 900 MHz broadband allocation in the SDG&E service territory. Total payment of $50.0 million is comprised of an initial payment of $20.0 million and the remaining $30.0 million is due through fiscal 2024 as broadband spectrum is provided to SDG&E upon clearing of the 900 MHz incumbents by the Company and the granting of broadband licenses by the FCC.

As the Company is required to refund the initial payment in the event of termination or non-delivery of the broadband spectrum, it recorded $20.0 million for the upfront payment received from SDG&E in February 2021 as contingent liability in the Consolidated Balance Sheet as of March 31, 2021.

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

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic and COVID-19 continues to cause significant disruptions throughout the United States. The Company instituted numerous precautionary measures intended to help ensure the well-being as majority of the Company’s employees continue to work from home, remotely negotiate and work with customers, covered incumbents and the FCC. Virtually all employees remain subject to travel restrictions and access to the Company’s premises is restricted. The Company will continue to closely monitor the risks posed by COVID-19 and adjust its practices accordingly.

In order to manage the financial impact caused by the pandemic, the Company also deferred payroll taxes under the CARES Act amounting to approximately $0.3 million as of March 31, 2021. As a result of prioritizing the use of our cash and measures implemented, no significant adverse impact on our results of operations through and financial position as of March 31, 2021, has occurred as a result of the pandemic.

The ultimate extent of the impact of COVID-19 on future financial performance of the Company and its ability to secure broadband licenses pursuant to the terms of the 900 MHz Report and Order and to commercialize any broadband licenses it secures, will depend on ongoing developments, including the duration and further spread of COVID-19, the laws, orders and restrictions imposed by federal, state and local governmental agencies, and the overall economy, all of which remain uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company's operating results may be materially and adversely affected. The Company is actively managing the business to maintain its cash flow and believes that it has adequate liquidity.

15.  Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and trade accounts receivable.

The Company places its cash and temporary cash investments with financial institutions for which credit loss is not anticipated.

16.  Business Concentrations

For the year ended March 31, 2021, the Company had one Tier 1 domestic carrier and one reseller that accounted for approximately 17% of total operating revenues, respectively. For the year ended March 31, 2020, the Company had two domestic carriers and one reseller that accounted for approximately 21% of total operating revenues, respectively.

As of March 31, 2021, the Company had one Tier 1  domestic carrier that accounted for the entire total accounts receivable. As of March 31, 2020, the Company had one Tier 1 domestic carrier and one reseller that accounted for approximately 71% of its accounts receivable.

17.  Selected Quarterly Financial Data (Unaudited)

Selected financial data by quarter was as follows (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Fiscal Year ended March 31, 2021	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating revenues	$256	$248	$236	$181	$921
Net loss	$(15,130)	$(16,280)	$(12,089)	$(10,935)	$(54,434)
Net loss per common share basic and diluted	$(0.88)	$(0.94)	$(0.69)	$(0.62)	$(3.13)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Fiscal Year ended March 31, 2020	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating revenues	$453	$423	$361	$327	$1,564
Net loss	$(9,374)	$(7,715)	$(8,811)	$(11,738)	$(37,638)
Net loss per common share basic and diluted	$(0.63)	$(0.46)	$(0.52)	$(0.68)	$(2.29)