Form 10-Q
period 2021-06-30
Anterix Inc.
filed 2021-08-11
CIK 1304492

ial

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________

FORM 10-Q

____________________________________

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At July 31, 2021, 18,116,430 shares of the registrant’s common stock were outstanding.

Anterix Inc.

FORM 10-Q

For the quarterly period ended June 30, 2021

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Form 10-Q”) includes statements of our expectations, intentions, plans, and beliefs that constitute “forward-looking statements.” These forward-looking statements are principally, but not solely, contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements include, but are not limited to, statements about our strategies, plans, objectives, expectations, intentions, expenditures and assumptions and other statements contained herein that are not historical facts. Our forward-looking statements are generally, but not always, accompanied by words such as, but not limited to, “aim,” “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend” “may,” “might,” “ongoing,” “plan,” “possible,” “project,” “predict,” “potential,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or phrases, or the negative of those expressions or phrases, or other words that convey the uncertainty of future events or outcomes, which are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We have based these forward-looking statements on our current expectations and projections and related assumptions, about future events and financial trends. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause our actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. Many of these risks, uncertainties and other factors are beyond our ability to control, influence, or predict. The most significant of these risks, uncertainties and other factors are described in “Item 1A—Risk Factors” in Part II of this Form 10-Q and in our Annual Report on Form 10-K for the year ended March 31, 2021 filed with the SEC on June 15, 2021. As a result, investors are urged not to place undue reliance on any forward-looking statements. These forward-looking statements reflect our views and assumptions only as of the date such forward-looking statements were made. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

Anterix Inc.

Consolidated Balance Sheets

(dollars in thousands, except share data)

	June 30, 2021	March 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$106,899	$117,538
Accounts receivable	—	4
Prepaid expenses and other current assets	4,693	3,508
Total current assets	111,592	121,050
Property and equipment, net	3,416	3,574
Right of use assets, net	4,800	5,100
Intangible assets	126,994	122,117
Other assets	1,306	1,214
Total assets	$248,109	$253,055
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$5,052	$6,256
Due to related parties	120	152
Operating lease liabilities	1,431	1,470
Deferred revenue	737	737
Total current liabilities	7,340	8,615
Noncurrent liabilities
Operating lease liabilities	5,263	5,601
Contingent liability	20,000	20,000
Deferred revenue	2,064	2,246
Deferred income tax	3,355	3,209
Other liabilities	863	876
Total liabilities	38,884	40,547
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized and no shares outstanding at June 30, 2021 and March 31, 2021	—	—
Common stock, $0.0001 par value per share, 100,000,000 shares authorized and 18,038,065 shares issued and outstanding at June 30, 2021 and 17,669,905 shares issued and outstanding at March 31, 2021	2	2
Additional paid-in capital	481,521	472,854
Accumulated deficit	(272,298)	(260,348)
Total stockholders' equity	209,225	212,508
Total liabilities and stockholders' equity	$248,109	$253,055

See accompanying notes to consolidated financial statements.

Anterix Inc.

Consolidated Statements of Operations

(dollars in thousands, except share data)

(Unaudited)

	Three months ended June 30,
	2021	2020
Operating revenues
Service revenue	$—	$74
Spectrum revenue	182	182
Total operating revenues	182	256
Operating expenses
Direct cost of revenue (exclusive of depreciation and amortization)	—	548
General and administrative	9,730	7,544
Sales and support	1,055	701
Product development	1,003	801
Depreciation and amortization	278	1,208
Restructuring costs	—	13
Impairment of long-lived assets	15	29
Total operating expenses	12,081	10,844
Loss from disposal of intangible assets, net	—	4,678
Loss from disposal of long-lived assets, net	3	(1)
Loss from operations	(11,902)	(15,265)
Interest income	26	41
Other income	72	109
Loss on equity method investment	—	(4)
Loss before income taxes	(11,804)	(15,119)
Income tax expense	146	11
Net loss	$(11,950)	$(15,130)
Net loss per common share basic and diluted	$(0.67)	$(0.88)
Weighted-average common shares used to compute basic and diluted net loss per share	17,739,370	17,207,532

See accompanying notes to consolidated financial statements.

Anterix Inc.

Consolidated Statement of Stockholders’ Equity

(dollars and shares in thousands)

(Unaudited)

	Number of Shares

	Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total
Balance at March 31, 2021	17,670	$2	$472,854	$(260,348)	$212,508
Equity based compensation*	73	—	3,296	—	3,296
Stock option exercises	295	—	5,371	—	5,371
Net loss	—	—	—	(11,950)	(11,950)
Balance at June 30, 2021	18,038	$2	$481,521	$(272,298)	$209,225

* includes restricted shares

See accompanying notes to consolidated financial statements.

Anterix Inc.

Consolidated Statement of Stockholders’ Equity

(dollars and shares in thousands)

(Unaudited)

	Number of Shares

	Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total
Balance at March 31, 2020	17,185	$2	$450,978	$(205,914)	$245,066
Equity based compensation*	38	—	1,955	—	1,955
Equity payment of prior year accrued employee related expenses	20	—	1,537	—	1,537
Stock option exercises	46	—	1,019	—	1,019
Net loss	—	—	—	(15,130)	(15,130)
Balance at June 30, 2020	17,289	$2	$455,489	$(221,044)	$234,447

* includes restricted shares

See accompanying notes to consolidated financial statements.

Anterix Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Three months ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,950)	$(15,130)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	278	1,208
Non-cash compensation expense attributable to stock awards	3,296	1,955
Deferred income taxes	146	11
Net loss from disposal of intangible assets	—	4,678
Net loss from disposal of long-lived assets	3	(1)
Impairment of long-lived assets	15	29
Loss on equity method investment	—	4
Changes in operating assets and liabilities
Accounts receivable	4	36
Prepaid expenses and other assets	55	296
Right of use assets	300	411
Accounts payable and accrued expenses	(1,206)	(124)
Due to related parties	(32)	(4)
Restructuring reserve	—	(295)
Operating lease liabilities	(377)	(467)
Deferred revenue	(182)	(187)
Other liabilities	(13)	209
Net cash used by operating activities	(9,663)	(7,371)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible assets, including refundable deposits	(6,191)	(6,232)
Purchases of equipment	(156)	(103)
Net cash used by investing activities	(6,347)	(6,335)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	5,371	1,019
Net cash provided by financing activities	5,371	1,019
Net change in cash and cash equivalents	(10,639)	(12,687)
CASH AND CASH EQUIVALENTS
Beginning of the period	117,538	137,453
End of the period	$106,899	$124,766
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash investing activity:
Network equipment provided for wireless licenses	$18	$—
Non-cash financing activities:
Equity payment of prior year accrued employee related expenses	$—	$1,537

See accompanying notes to consolidated financial statements.

Anterix Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.     Nature of Operations

Anterix Inc. (the “Company”) is a wireless communications company focused on commercializing its spectrum assets to enable its targeted utility and critical infrastructure customers to deploy private broadband networks, technologies and solutions. The Company is the largest holder of licensed spectrum in the 900 MHz band (896-901/935-940 MHz) with nationwide coverage throughout the contiguous United States, Hawaii, Alaska and Puerto Rico. On May 13, 2020, the Federal Communications Commission (“FCC”) approved the Report and Order to modernize and realign the 900 MHz band to increase its usability and capacity by allowing it to be utilized for the deployment of broadband networks, technologies and solutions (the “Report and Order”). The Report and Order was published in the Federal Register on July 16, 2020 and became effective on August 17, 2020. The Company is now engaged in qualifying for and securing broadband licenses from the FCC, with a focus on pursuing licenses in those counties in which it believes it has near-term commercial opportunities.  At the same time, the Company’s sales and marketing organization is pursuing opportunities to lease the broadband licenses it secures to its targeted utility and critical infrastructure customers.

The Company was originally incorporated in California in 1997 and reincorporated in Delaware in 2014. In November 2015, the Company changed its name from Pacific DataVision, Inc. to pdvWireless, Inc. On August 6, 2019, the Company changed its name from pdvWireless, Inc. to Anterix Inc. The Company maintains offices in Woodland Park, New Jersey and McLean, Virginia.

In December 2020, the Company entered into our first long-term 900 MHz broadband spectrum lease agreements (the “Lease Agreements”) with Ameren Corporation (“Ameren”). The Lease Agreements will enable Ameren to deploy a private LTE network in its service territories in Missouri and Illinois, covering approximately 7.5 million people. Each Lease Agreement is for a term of up to 40 years, consisting of an initial term of 30 years, with an option to extend for an additional 10-year term for an additional payment. The scheduled prepayments for the 30-year initial terms of the Lease Agreements total approximately $48 million dollars. Full prepayment for the 30-year initial terms is due by 2026, with approximately 50% of the total prepayments due and payable subject to the Company’s ability to clear spectrum and secure the broadband licenses for the relevant counties. The Company’s board of directors (the “Board”) approved the Lease Agreements on April 23, 2021, and Ameren’s board of directors approved the Lease Agreements on May 6, 2021. The Company is proactively clearing incumbents from the 900 MHz broadband segments in Ameren’s service territories. The Company expects to recognize revenue from the Lease Agreements commencing in fiscal year 2022. Revenue will be recognized as spectrum is delivered based on straight-line amortization over the initial 30-year terms of the Lease Agreements. On August 4, 2021, the FCC granted the first 900 MHz broadband licenses to the Company for several counties in Ameren Corporation’s Illinois service territory.

In February 2021, the Company entered into an agreement with SDG&E (the “SDG&E Agreement”), to provide 900 MHz broadband spectrum throughout SDG&E’s California service territory, including San Diego and Imperial Counties and portions of Orange County. The SDG&E Agreement will support SDG&E’s deployment of a private LTE network for its California service territory, with a population of approximately 3.6 million people. As part of the SDG&E Agreement, the Company and SDG&E intend to collaborate on accelerating utility industry momentum for private networks. The SDG&E Agreement includes the assignment of 6 MHz of broadband spectrum, 936.5 – 939.5 MHz paired with 897.5 – 900.5 MHz, within SDG&E’s service territory following the FCC’s issuance of broadband licenses to the Company. Delivery of the broadband spectrum by county is expected to commence in fiscal year 2023 and be completed before the end of fiscal 2024. The Company has been working with incumbents to clear the 900 MHz broadband allocation in the SDG&E service territory. Total payment of $50.0 million is comprised of an initial payment of $20.0 million received in February 2021 and reflected in the Consolidated Balance Sheets under Contingent Liabilities. The remaining $30.0 million is due through fiscal 2024 as the Company delivers broadband licenses to SDG&E.

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

Because certain information and footnote disclosures have been condensed or omitted, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021, as filed on June 15, 2021 with the SEC. In the Company’s opinion all normal and recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. The Company believes that the disclosures made in the unaudited consolidated interim financial statements are adequate to make the information not misleading. The results of operations for the interim periods presented are not necessarily indicative of the results for the year. The Company is also required to make certain estimates with regard to the valuation of awards and forfeiture rates for its share-based award programs. New estimates in the period relate to determining the Company’s estimated incremental borrowing rate in recognizing right of use assets and operating lease liabilities. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the financial statements in the applicable period. Accordingly, actual results could materially differ from those estimates.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, including PDV Spectrum Holding Company, LLC formed in April 2014. All significant intercompany accounts and transactions have been eliminated in consolidation.

Correction of Immaterial Errors

In connection with preparing its financial statements for the year ended March 31, 2021, the Company determined that it incorrectly presented stock-based compensation and loss on disposal of long-lived assets, net in its Consolidated Statement of Operations for the quarter ended June 30, 2020.

The Company previously reported stock compensation expense as a separate line item in the Consolidated Statement of Operations. Stock compensation expense should have been included in the same income statement line or lines as the cash compensation paid to the individuals receiving the stock-based awards such as general and administrative costs, product development and sales and support. For the three months ended June 30, 2020, the separate line item of $2.0 million in stock compensation expense has been changed to report as $1.8 million in general and administrative, $0.1 million in product development, and $40,000 in sales and support in the Consolidated Statement of Operations.

The Company previously included loss on disposal of long-lived assets as part of other income and expenses in its Consolidated Statement of Operations. A gain or loss recognized on the transfer of a long-lived asset that is not part of discontinued operations should be included in income from continuing operations before income taxes in the income statement of a business entity. Separate lines are now added for the loss of disposal of long-lived assets, net before loss of operation amounting to $1,000 to correct the error in presentation.

In connection with preparing the financial statements for the second quarter of the fiscal year ended March 31, 2021, the Company determined that it incorrectly classified the initial refundable deposits made for purchasing spectrum as net cash used by operating activities in the Consolidated Statements of Cash Flows for the three months ended June 30, 2020. These initial deposits are made to holders of spectrum, (“incumbents”), and are refundable if the FCC does not approve the sale of the spectrum. Once the FCC approves the sale, the Company makes the final payment to the incumbent. Once the final payment is made, both the initial deposit and final payment are transferred to the intangible asset for the wireless licenses. The impact to the Consolidated Statements of Cash Flows when the final payment was made reduces the cash used by operating activities. The initial and final payments were then classified as cash used by investing activities.

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

Refundable deposits amounting to approximately $2.8 million relating to acquisition of intangible assets that are pending FCC approval which were previously reported in prepaid expenses and other assets and net cash used by operating activities are now reported to purchases of intangible assets, including refundable deposits and the net cash used by investing activities in the Consolidated Statements of Cash Flows for the three months ended June 30, 2020.

The following table is a comparison of the reported results of operations and cash flows for the three months ended June 30, 2020 as a result of the correction of immaterial errors (in thousands):

	For the three months ended June 30, 2020
	As Originally Reported	Impact of Prior Period Errors	As Revised
Consolidated Statement of Operations
General and administrative	$5,738	$1,806	$7,544
Product development	692	109	801
Sales and support	661	40	701
Stock compensation expense	1,955	(1,955)	—

Loss from disposal of long-lived assets, net	—	(1)	(1)
Loss from operations	(15,266)	1	(15,265)
Other Income	$110	$(1)	$109

Consolidated Statements of Cash Flows
Prepaid expenses and other assets	$3,055	$(2,759)	$296
Net cash used by operating activities	(4,612)	(2,759)	(7,371)

Purchases of intangible assets, including refundable deposits	(8,991)	2,759	(6,232)
Net cash used by investing activities	$(9,094)	$2,759	$(6,335)

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

Historically, wireless licenses were tested for impairment on an aggregate basis, consistent with the Company’s dispatch business at a national level. Effective in the year ended March 31, 2021, (“Fiscal 2021”), the Company determined the unit of accounting for impairment testing purposes should be based on geographical markets and accordingly, tested the wireless licenses for impairment based on these individual markets. The change in the unit of accounting was due to the Company’s expected use and marketability of its wireless licenses to support broadband operations at an individual market level as a result of the Report and Order. Due to the change in the unit of accounting, the Company performed a step one quantitative impairment test in Fiscal 2021 to determine if the fair value of the wireless licenses exceed the carrying value at the geographical market level. The estimated fair values of each unit of accounting were determined using a market-based approach based on the 600 MHz auction price as noted in the Report and Order. The Company also performed a step zero qualitative assessment on an aggregate basis to test the wireless licenses for impairment due to the change in the unit of accounting in Fiscal 2021. There are no triggering events indicating impairment in the three months ended June 30, 2021.

See Note 4 “Intangible Assets” for a discussion of the Company’s loss from the disposal of intangible assets incurred during the quarter ended June 30, 2021.

Long-Lived Asset and Right of Use Assets Impairment

The Company evaluates long-lived assets, including right of use assets, other than intangible assets with indefinite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Asset groups are determined at the lowest level for which identifiable cash flows are largely independent of cash flows of other groups of assets and liabilities. When the carrying amount of the asset groups are not recoverable and exceeds its fair value, an impairment loss is recognized equal to the excess of the asset group’s carrying value over the estimated fair value. During the three months ended June 30, 2021, the Company recorded a $15,000 non-cash impairment charge for long-lived assets for network equipment costs to reduce the carrying values to zero. During the three months ended June 30, 2020, the Company recorded a $29,000 non-cash impairment charge for long-lived assets for network site costs to reduce the carrying values to zero.

Net Loss Per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. For purposes of the diluted net loss per share calculation, preferred stock, stock options, restricted stock and warrants are considered to be potentially dilutive securities. Because the Company has reported a net loss for the three months ended June 30, 2021 and 2020, respectively, diluted net loss per common share is the same as basic net loss per common share for those periods.

Common stock equivalents resulting from potentially dilutive securities approximated 1,488,000 and 1,586,000 at June 30, 2021 and 2020, respectively, and have not been included in the dilutive weighted average shares of common stock outstanding, as their effects are anti-dilutive.

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

Historical Business. In December 2018, the Board approved the transfer of its TeamConnect business and support for its pdvConnect business to help reduce operating costs and to allow the Company to focus on its FCC initiatives and future broadband opportunities. Specifically, the Company entered into: (i) a Customer Acquisition and Resale Agreement with A BEEP on January 2, 2019, (ii) a Customer Acquisition, Resale and Licensing Agreement with Goosetown on January 2, 2019 and (iii) an MOU with the principals of Goosetown on December 31, 2018. Under the A BEEP and Goosetown Agreements, the Company agreed to: (i) transfer its TeamConnect customers located in the Atlanta, Chicago, Dallas, Houston, and Phoenix metropolitan markets to A BEEP, (ii) transfer its TeamConnect customers located in the Baltimore/Washington DC, Philadelphia, and New York metropolitan markets to Goosetown, (iii) provide A BEEP and Goosetown with access to MotoTRBO Systems and (iv) grant A BEEP and Goosetown the right to resell access to the Company’s TeamConnect Metro and Campus Systems (the “MotoTRBO Systems”) pursuant to separate Mobile Virtual Network Operation arrangements for a two-year period. The Company also granted Goosetown a license to sell the business applications the Company developed for its TeamConnect service. On March 31, 2019, these agreements were amended to formally set the transition date for the businesses as April 1, 2019 and to clarify the responsibilities between the parties.

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

Spectrum Revenue. In September 2014, Motorola paid the Company an upfront, fully-paid fee of $7.5 million in order to use a portion of the Company’s wireless spectrum licenses. The payment of the fee is accounted for as deferred revenue on the Company’s consolidated balance sheets and is recognized ratably as the service is provided over the contractual term of approximately ten years. The revenue recognized for the three months ended June 30, 2021 and 2020 was approximately $182,000 each period.

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

For the three months ended June 30, 2021, the Company incurred commission and stock compensation costs to obtain its long-term 900 MHz broadband spectrum lease agreements amounting to approximately $8,000, which was capitalized and will be amortized over the contractual term of approximately 30-years.

The following table presents the activity for the Company’s contract assets (in thousands):

Contract Assets
Balance at March 31, 2021	$381
Additions	8
Amortization	—
Impairment	—
Balance at June 30, 2021	389
Less amount classified as current assets - prepaid expenses and other current assets	(78)
Noncurrent assets - included in other assets	$311

Contract liabilities. Contract liabilities primarily relate to advance consideration received from customers for spectrum services, for which revenue is recognized over time, as the services are performed. These contract liabilities are recorded as deferred revenue on the balance sheet.

The following table presents the activity for the Company’s contract liabilities (in thousands):

Contract Liabilities
Balance at March 31, 2021	$2,983
Additions	—
Revenue recognized	(182)
Balance at June 30, 2021	2,801
Less amount classified as current liabilities	(737)
Noncurrent liabilities	$2,064

4.     Intangible Assets

Wireless licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but instead are tested for impairment annually, or more frequently if an event indicates that the asset might be impaired. There were no impairment charges related to the Company’s indefinite-lived intangible assets during the three months ended June 30, 2021 and 2020.

During the three months ended June 30, 2021, the Company entered into agreements with several third parties in multiple U.S. markets to acquire wireless licenses for cash consideration of $4.9 million, after receiving FCC approval. As of June 30, 2021 and March 31, 2021, the Company recorded initial deposits to incumbents amounting to approximately $3.6 million and $2.3 million, respectively, that are refundable if the FCC does not approve the sale of the spectrum. Of the $3.6 million initial refundable deposit balance as of June 30, 2021, $3.1 million was included in prepaid expenses and other current assets and the remaining $0.5 million in other assets in the Consolidated Balance Sheets. Of the $2.3 million initial refundable deposit balance as of March 31, 2021, $1.9 million was included in prepaid expenses and other current assets and the remaining $0.5 million in other assets in the Consolidated Balance Sheets.

Intangible assets consist of the following at June 30, 2021 and March 31, 2021 (in thousands):

Wireless Licenses
Balance at March 31, 2021	$122,117
Acquisitions	4,877
Balance at June 30, 2021	$126,994

5.     Related Party Transactions

Under the terms of the MOU, the Company was obligated to pay the LLC a monthly service fee for a 24-month period that ended on January 7, 2021 for its assumption of the Company’s support obligations under the A BEEP and Goosetown agreements. The Company is also obligated to pay the LLC a certain portion of the billed revenue received by the Company from pdvConnect customers for a 48-month period. For the three months ended June 30, 2021 and 2020, the Company incurred $15,000 and $176,000 under the MOU, respectively. As of June 30, 2021, the Company did not have any outstanding liabilities to the LLC. As of March 31, 2021, the Company owed $32,000 to the LLC.

The Company did not purchase any equipment from Motorola for the three months ended June 30, 2021 and 2020, respectively. The Motorola revenue recognized for the three months ended June 30, 2021 and, 2020 were approximately $182,000 each quarter. As of June 30, 2021 and March 31, 2021, the Company owed $120,000 to Motorola at the end of each period.

On May 5, 2020, the Company entered into a consulting agreement with Rachelle B. Chong under which Ms. Chong will serve as a Senior Advisor to the Company’s management team effective May 15, 2020. In connection with the consulting agreement, Ms. Chong submitted her resignation from the Company’s Board of Directors and as a member of the Board’s Nominating and Corporate Governance Committee. During the three months ended June 30, 2021 and 2020, the Company incurred $36,000 and $24,000 in consulting fees to Ms. Chong, respectively. As of June 30, 2021 and March 31, 2021, the Company did not owe Ms. Chong fees for consulting services.

On June 25, 2020, as part of its Executive Succession Plan, the Company announced that Brian D. McAuley had submitted his resignation as Executive Chairman of the Board, effective on July 1, 2020. On August 27, 2020, the Company entered into a consulting agreement (the “Consulting Agreement”) with Mr. McAuley under which Mr. McAuley will serve as a Senior Advisor to the Company’s management team and provide strategic, corporate governance and Board advisory services. The Consulting Agreement provides that Mr. McAuley will receive cash compensation of $40,000 per year. Pursuant to the existing terms of his outstanding equity awards, Mr. McAuley will continue to vest in his outstanding equity awards as he continues to provide services to the Company pursuant to the Consulting Agreement. The Consulting Agreement was effective as of September 2, 2020 and terminates by its terms on September 1, 2021, unless terminated earlier by either party or extended upon the mutual agreement of the parties at least thirty (30) days before the end of the term. The Consulting Agreement contains standard confidentiality, indemnification and intellectual property assignment provisions in favor of the Company. The Consulting Agreement also contains a waiver by Mr. McAuley to any severance benefits that he might be entitled to receive under the Company’s Executive Severance Plan in connection with his resignation and the Executive Succession Plan. In consideration for this waiver, in the event the Company terminates the Consulting Agreement without cause, Mr. McAuley dies or becomes disabled during the term of the Consulting Agreement, or the Company elects not to extend the term of the Consulting Agreement through September 1, 2023, then the vesting of all outstanding time-based equity awards held by Mr. McAuley shall accelerate on the date his consulting services end such that he will be deemed to have vested in a total of 18,761 shares of Common Stock for his services under the Consulting Agreement. In addition, Mr. McAuley’s performance-based equity awards shall remain outstanding (and shall not terminate) and he shall continue to be eligible to obtain vested option shares and vested restricted stock units under his outstanding performance-based equity awards if the “Vesting Conditions” set forth in the performance-based equity awards are satisfied. For the quarter ended June 30, 2021, the Company incurred approximately $10,000 in consulting fees to Mr. McAuley. As of June 30, 2021 and March 31, 2021, the Company did not have any outstanding liabilities to Mr. McAuley.

6.     Impairment and Restructuring Charges

Long-lived Assets and Right of Use Assets Impairment.

During the three months ended June 30, 2021, the Company recorded a $15,000 non-cash impairment charge for long-lived assets consisting of $15,000 for network equipment to reduce the carrying values to zero. During the three months ended June 30, 2020, the Company recorded a $29,000 non-cash impairment charge for long-lived assets consisting of $29,000 for network site costs to reduce the carrying values to zero.

Restructuring Charges.

December 2018 cost reductions. On December 31, 2018, the Company’s board of directors approved the following cost reduction actions: (i) the elimination of approximately 20 positions, or 30% of the Company’s workforce and (ii) the closure of its office in San Diego, California (collectively, the “December 2018 Cost-Reduction Actions”). For the three months ended June 30, 2020, the Company recorded an additional restructuring charge relating to the December 2018 Cost-Reduction Actions amounting to $14,000, related to employee severance and benefit costs. The Company did not incur restructuring charges for the quarter ending June 30, 2021.

7.     Leases

A lease is defined as a contract that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. On April 1, 2019, the Company adopted ASC 842 and it primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee.

Substantially all of the leases in which the Company is the lessee are comprised of corporate office space and tower space. The Company is obligated under certain lease agreements for office space with lease terms expiring on various dates from October 31, 2024 through June 30, 2027, which includes a 10-year lease extension for its corporate headquarters. The Company entered into multiple lease agreements for tower space. The lease expiration dates range from July 31, 2021 to November 30, 2027.

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

Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

	June 30, 2021	March 31, 2021
Weighted average term - operating lease liabilities	4.24 years	4.40 years
Weighted average incremental borrowing rate - operating lease liabilities	13%	13%

Rent expense amounted to approximately $0.5 million for the three months ended June 30, 2021 are included in general and administrative expenses in the Consolidated Statements of Operations. Rent expense amounted to approximately $0.7 million for the three months ended June 30, 2020, of which approximately $0.4 million was included as direct cost of revenue and the remainder of approximately $0.3 million was included in general and administrative expenses in the Consolidated Statements of Operations.

In June 2020, the Company terminated an operating tower space lease early resulting in a non-cash reductions in ROU assets by $19,000, operating lease liabilities by $20,000 and gain in disposal of long-lived asset by $1,000.

The following table presents net lease cost for the three months ended June 30, 2021 and 2020 (in thousands):

	Three months ended June 30,
	2021	2020
Lease cost
Operating lease cost (cost resulting from lease payments)	$513	$659
Short term lease cost	4	3
Sublease income	—	(3)
Net lease cost	$517	$659

The following table presents supplemental cash flow and non-cash activity information for the three months ended June 30, 2021 and 2020 (in thousands):

	Three months ended June 30,
	2021	2020
Operating cash flow information:
Operating lease - operating cash flows (fixed payments)	$587	$723
Operating lease - operating cash flows (liability reduction)	$377	$467
Non-cash activity:
Right of use assets obtained in exchange for new operating lease liabilities	$66	$—

The following table presents supplemental balance sheet information as of June 30, 2021 and March 31, 2021 (in thousands):

	June 30, 2021	March 31, 2021
Non-current assets - right of use assets, net	$4,800	$5,100
Current liabilities - operating lease liabilities	$1,431	$1,470
Non-current liabilities - operating lease liabilities	$5,263	$5,601

Future minimum payments under non-cancelable leases for office and tower spaces (exclusive of real estate tax, utilities, maintenance and other costs borne by the Company), for the remaining terms of the leases following the three months ended June 30, 2021 are as follows (in thousands):

Operating
Fiscal Year	Leases
2022 (excluding the three months ended June 30, 2021)	$1,669
2023	2,099
2024	1,953
2025	1,553
2026	866
After 2026	596
Total future minimum lease payments	8,736
Amount representing interest	(2,042)
Present value of net future minimum lease payments	$6,694

8.     Income Taxes

The Company's net operating losses (“NOLs’) generated after March 31, 2018 may be used as an indefinite-lived asset to offset its deferred tax liability, but limited to 80 percent of future taxable income. The deferred tax liabilities as of June 30, 2021 is approximately $2.0 million for federal and $1.4 million for state.

For the year ended March 31, 2021, the Company had federal and state NOL carryforwards of approximately $266.3 million and $152.3 million, respectively. Of these federal and state NOLs, approximately $125.1 million and $114.4 million respectively, are expiring in various amounts from 2021 through 2041. The remaining federal and state NOLs of approximately $141.2 million and $37.9 million, respectively, have an indefinite life but the federal NOLs may only offset 80% of taxable income when used.

For the three months ended June 30, 2021, the Company incurred federal and state net operating losses of approximately $24.9 million and $20.1 million, respectively, to offset future taxable income, of which $31.9 million can be carried forward indefinitely, but can only offset 80% of taxable income when used.

The Company used a discrete effective tax rate method to calculate taxes for the three months ended June 30, 2021. The Company determined that applying an estimate of the annual effective tax rate would not provide a reasonable estimate as small changes in estimated “ordinary” loss would result in significant changes in the estimated annual effective tax rate. Accordingly, for the three months ending June 30, 2021, the Company recorded a total deferred tax expense of $146,000 due to the inability to use some portion of federal and state NOL carryforwards against the deferred tax liability created by amortization of indefinite-lived intangibles.

9.    Stock Acquisition Rights, Stock Options and Warrants

The Company established the 2014 Stock Plan (the “2014 Stock Plan”) to attract, retain and reward individuals who contribute to the achievement of the Company’s goals and objectives. This 2014 Stock Plan superseded previous stock plans.

The Board has reserved 5,027,201 shares of common stock for issuance under the 2014 Stock Plan as of June 31, 2021, of which 1,435,468 shares are available for future issuance. Historically, the number of shares reserved under the 2014 Stock Plan were increased, based on Board approval, each January 1 through January 1, 2021 by an amount equal to the lesser of (i) 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or (ii) a lesser amount determined by the Board (the “evergreen provision”). Effective January 1, 2021, the Board elected to increase the shares authorized under the 2014 Stock Plan by 879,216 shares, which represented 5% of the of the Company’s common stock issued and outstanding as of December 31, 2020. On June 14, 2021, the Compensation Committee of the Board approved Amendment No. 1 to 2014 Stock Plan to eliminate the evergreen provision for all future years (i.e., January 1, 2022 through January 1, 2024).

Restricted Stock and Restricted Stock Units

A summary of non-vested restricted stock activity for the three months ended June 30, 2021 is as follows:

		Weighted
		Average
	Restricted	Grant Day
	Stock	Fair Value
Non-vested restricted stock outstanding at March 31, 2021	475,759	$42.48
Granted	270,802	48.12
Vested	(75,011)	(42.10)
Forfeited	(31,677)	(44.86)
Non-vested restricted stock outstanding at June 30, 2021	639,873	$44.79

The Company recognizes compensation expense for restricted stock on a straight-line basis over the explicit vesting period. Vested restricted stock units are settled and issuable upon the earlier of the date the employee ceases to be an employee of the Company or a date certain in the future. Stock compensation expense related to restricted stock was approximately $2.6 million for the three months ended June 30, 2021 of which 2.3 million are included in general and administrative expenses, $0.2 million in product and development and the remainder of $0.1 million in sales and support expenses reported in the Consolidated Statement of Operations. Stock compensation expense related to restricted stock was approximately $1.7 million for the three months ended June 30, 2020 of which $1.6 million are included in general and administrative expenses, $0.1 million in product and development and the remainder of the expense, $41,000, in sales and support reported in the Consolidated Statement of Operations.

At June 30, 2021, there was $22.7 million of unvested compensation expense for restricted stock, which is expected to be recognized over a weighted average period of 3.0 years.

Performance Stock Units

A summary of the performance stock unit activity for the three months ended June 30, 2021 is as follows:

Weighted
Average
	Performance	Grant Day
	Stock	Fair Value
Performance stock outstanding at March 31, 2021	75,049	$58.65
Granted	—	—
Vested	—	—
Forfeited/cancelled	—	—
Performance stock outstanding at June 30, 2021	75,049	$58.65

CEO Performance Units

Cumulative Spectrum Proceeds Monetized

On December 31, 2020, the Compensation Committee awarded performance-based restricted units to the Company’s President and Chief Executive Officer (“CEO”) as part of the Succession Plan, (the “CEO Performance Units”). The performance-based restricted units will vest on a determination date of June 24, 2024 (“Determination Date”) (unless sooner triggered by an earlier involuntary termination), based on Cumulative Spectrum Proceeds Monetized (“CSPM”) metric over a four-year measurement period commencing on June 24, 2020, with 15,025 units vesting if the minimum CSPM level is achieved, 30,049 units vesting if the target CSPM metric is achieved and up to 60,098 vesting if the maximum CSPM metric is achieved.

The Company recorded approximately $0.1 million of stock compensation expense included in general and administrative expenses reported in the Consolidated Statements of Operations relating to the CEO Performance Units - CSPM for the quarter ended June 30, 2021. As of June 30, 2021, there was approximately $1.0 million of unvested compensation expense for the outstanding performance-based restricted stock units related to the December 31, 2020 CEO Performance Units, which is expected to be recognized over a weighted average period of 3.24 years.

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

The Company recorded approximately $0.2 million of stock compensation expense relating to the TSR Performance Units for the quarter ended June 30, 2021 included in general and administrative expenses reported in the Consolidated Statements of Operations. As of June 30, 2021, there was approximately $2.9 million of unvested compensation expense for the outstanding performance-based restricted stock units related to the February 1, 2021 TSR Performance Units, which is expected to be recognized over a weighted average period of 3.68 years.

Stock Options

A summary of stock option activity for the three months ended June 30, 2021 is as follows:

	Options	Weighted Average Exercise Price
Options outstanding at March 31, 2021	1,663,223	$24.96
Options granted	—	—
Options exercised	(315,937)	(20.80)
Options forfeited/expired	—	—
Options outstanding at June 30, 2021	1,347,286	$25.93

There were no stock options granted for the three months ended June 30, 2021.

In May 2021, the Company reacquired 20,132 shares when a participant surrendered already-owned shares of the Company’s common stock to cover the exercise price of an outstanding stock option exercised by the participant. The 20,132 shares surrendered are constructively retired by the Company as of June 30, 2021 which resulted in the reduction of approximately $1.0 million in additional paid in capital in the Consolidated Statement of Stockholders’ Equity.

For the three months ended June 30, 2021 and 2020, stock compensation expense related to the amortization of the fair value of stock options issued was approximately $0.4 million and $0.2 million, respectively, and is included in general and administrative expenses reported in the Consolidated Statements of Operations.

As of June 30, 2021, there was approximately $1.5 million of unrecognized compensation expense related to non-vested stock options granted under the Company’s stock option plans which is expected to be recognized over a weighted-average period of 1.6 years.

Performance Stock Options

A summary of the performance stock options as of June 30, 2021 is as follows:

	Performance Options	Weighted Average Exercise Price
Performance Options outstanding at March 31, 2021	48,417	$46.85
Performance Options granted	—	—
Performance Options exercised	(6,635)	(46.85)
Performance Options forfeited/expired	—	—
Performance Options outstanding at June 30, 2021	41,782	$46.85

There were no performance stock options granted for the three months ended June 30, 2021.

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

As the Company is required to refund the initial payment in the event of termination or non-delivery of the broadband spectrum, it recorded $20.0 million for the upfront payment received from SDG&E in February 2021 as contingent liability in the Consolidated Balance Sheet as of March 31, 2021. There was no additional contingent liability incurred for the quarter ended June 30, 2021.

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

In order to manage the financial impact caused by the pandemic, the Company also deferred payroll taxes under the CARES Act amounting to approximately $0.3 million as of June 30, 2021. As a result of prioritizing the use of our cash and measures implemented, no significant adverse impact on our results of operations through and financial position as of June 30, 2021, has occurred as a result of the pandemic.

The ultimate extent of the impact of COVID-19 on future financial performance of the Company and its ability to secure broadband licenses pursuant to the terms of the 900 MHz Report and Order and to commercialize any broadband licenses it secures, will depend on ongoing developments, including the duration and further spread of COVID-19, the laws, orders and restrictions imposed by federal, state and local governmental agencies, and the overall economy, all of which remain uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company's operating results may be materially and adversely affected. The Company is managing its cash flow and believes that it has adequate liquidity.

11.     Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and trade accounts receivable.

The Company places its cash and temporary cash investments with financial institutions for which credit loss is not anticipated.

12.     Business Concentrations

For the three months ended June 30, 2021, the Company’s operating revenue was entirely from the upfront, fully-paid fee received from Motorola, as discussed in Note 3 to the Consolidated Financial Statements in this Quarterly Report. For the three months ended June 30, 2020, the Company had one reseller that accounted for approximately 14% of total operating revenues.

As of June 30, 2021, the Company does not have an outstanding accounts receivable balance. As of March 31, 2021, the Company had one Tier 1 domestic carrier that accounted for the entire total accounts receivable.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of the financial condition and results of operations of Anterix Inc. (“Anterix,” the “Company”, “we”, “us”, or “our”) should be read in conjunction with our financial statements and notes thereto included in this Quarterly Report on Form 10-Q (the “Form 10-Q”) and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on June 15, 2021 (the “Annual Report”). In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those identified or referenced in “Item 1A—Risk Factors” in Part II of this Form 10-Q. As a result, investors are urged not to place undue reliance on any forward-looking statements. Except to the limited extent required by applicable law, we do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

Overview

We are a wireless communications company focused on commercializing our spectrum assets to enable our targeted utility and critical infrastructure customers to deploy private broadband networks, technologies and solutions. We are the largest holder of licensed spectrum in the 900 MHz band (896-901/935-940 MHz) with nationwide coverage throughout the contiguous United States, Hawaii, Alaska and Puerto Rico. On May 13, 2020, the FCC approved the Report and Order to modernize and realign the 900 MHz band to increase its usability and capacity by allowing it to be utilized for the deployment of broadband networks, technologies and solutions. The Report and Order was published in the Federal Register on July 16, 2020 and became effective on August 17, 2020. We are now engaged in qualifying for and securing broadband licenses from the FCC, with a focus on pursuing licenses in those counties in which we believe we have near-term commercial opportunities. At the same time, our sales and marketing organization is pursuing opportunities to lease the broadband licenses we secure to our targeted utility and critical infrastructure customers. On August 4, 2021, the FCC granted the first 900 MHz broadband licenses to the Company for several counties in Ameren Corporation’s Illinois service territory.

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

2. 90% Broadband Segment Test. The second test, the 90% Broadband Segment Test, addresses the balance between a voluntary market process to clear any Covered Incumbent (i.e., holders of licenses in the broadband segment) and the mandatory relocation process established by the FCC in the Report and Order (which applies to all Covered Incumbents, except for those Covered Incumbents operating Complex Systems (which the FCC defines as a radio system that has at least 45 integrated sites). This test requires we hold or have agreements with Covered Incumbents for 90% of the licensed channels in the broadband segment in a particular county and within 70 miles of the county’s boundaries. The broadband segment in the 900 MHz band has a total of 240 channels. The 90% Broadband Segment Test is calculated using outstanding licensed channels, which means that if the FCC has licensed 240 channels, we will be required to have control of or agreements covering 216 channels within the broadband segment. In many counties in the United States, the FCC has licensed fewer than 240 channels in the broadband segment and these unlicensed channels are not included in the denominator when determining whether we have satisfied this 90% Broadband Segment Test.

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

The Association of American Railroads. The nation’s railroads, particularly the major freight lines, operate on six narrowband 900 MHz channels licensed to the Association of American Railroads (“AAR”). Three of these narrowband channels are located in the 900 MHz broadband segment created by the FCC in the Report and Order. As a result, in order to qualify for broadband licenses under the Report and Order, we are required to provide spectrum for the relocation of the AAR channels to narrowband channels outside the 900 MHz broadband segment.

In January 2020, we entered into an agreement with AAR (the “AAR Agreement”), pursuant to which we agreed to cancel licenses in the 900 MHz band to enable the AAR to relocate its operations outside the 900 MHz broadband segment. The Report and Order provides that the FCC will make the channels associated with these cancelled licenses available to the AAR. The Report and Order also provides that the FCC will credit us for our cancelled licenses for purposes of determining our eligibility and the calculation of our requirement to pay any Anti-Windfall Payments to secure broadband licenses.

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

On March 14, 2019, the FCC unanimously adopted a Notice of Proposed Rulemaking (“NPRM”) that endorsed the Company’s objective of creating a broadband opportunity in the 900 MHz band for critical infrastructure and other enterprise users. In the NPRM, the FCC requested comments from interested parties, including us, on a number of important topics that would impact the timing and costs of obtaining a broadband license. The Company filed comments to the NPRM in June 2019 and reply comments in July 2019.

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

Results of Operations

Comparison of the three months ended June 30, 2021 and 2020

The following table sets forth our results of operations for the three months ended June 30, 2021 (“Fiscal 2022”) and 2020 (“Fiscal 2021”). The period-to-period comparison of financial results is not necessarily indicative of the financial results we will achieve in future periods.

Operating revenues

	For the three months ended June 30,		Aggregate Change
(in thousands)	2021	2020	2021 from 2020
Service revenue	$—	$74	$(74)	-100%
Spectrum lease revenue	182	182	—	0%
Total operating revenues	$182	$256	$(74)	-29%

Overall operating revenues decreased by $0.1 million, or 29%, to $0.2 million for the three months ended June 30, 2021 from $0.3 million for the three months ended June 30, 2020. The decrease in our operating revenues were attributable to the transfer of our TeamConnect customers to A BEEP and Goosetown as part of our December 2018 restructuring efforts as discussed in Note 3 to the Consolidated Financial Statements in this Quarterly Report, as well as the loss of customers in our pdvConnect business.

Operating expenses

	For the three months ended June 30,		Aggregate Change
(in thousands)	2021	2020	2021 from 2020
Direct cost of revenue (exclusive of depreciation and amortization)	$—	$548	$(548)	-100%
General and administrative	9,730	7,544	2,186	29%
Sales and support	1,055	701	354	50%
Product development	1,003	801	202	25%
Depreciation and amortization	278	1,208	(930)	-77%
Restructuring costs	—	13	(13)	-100%
Impairment of long-lived assets	15	29	(14)	-48%
Total operating expenses	$12,081	$10,844	$1,237	11%

Direct cost of revenue. Direct cost of revenue decreased by $0.5 million, or 100%, for the three months ended June 30, 2021 from $0.5 million for the three months ended June 30, 2020. The decrease primarily resulted from lower support costs related to the transfer of pdvConnect customers to the LLC as part of our December 2018 restructuring efforts as discussed in Note 3 to the Consolidated Financial Statements in this Quarterly Report.

General and administrative expenses. General and administrative expenses increased by $2.2 million, or 29%, to $9.7 million for the three months ended June 30, 2021 from $7.5 million for three months ended June 30, 2020. The increase of $2.2 million resulted mainly from $1.0 million in higher valuations of the grants awarded due to increase in and long term incentive restricted stock units awarded to employees and higher stock price, and $1.2 million increase in headcount and related costs due to increases in and realignment of the business development team.

Sales and support expenses. Sales and support expenses increased by $0.4 million, or 50%, to $1.1 million for the three months ended June 30, 2021 from $0.7 million for three months ended June 30, 2020. The $0.4 million increase principally resulted from $0.1 million in higher valuations of the grants awarded due to increase in long term incentive restricted stock units awarded to employees and higher stock price, $0.2 million increase in headcount and related costs and $0.1 million higher consulting charges resulting from building the sales team.

Product development expenses. Product development expenses increased by $0.2 million, or 25%, to $1.0 million for the three months ended June 30, 2021 from $0.8 million for the three months ended June 30, 2020. The increase of $0.2 million resulted from $0.1 million higher valuation of grants awarded due to increase in long term incentive restricted stock units awarded to employees and higher stock price, and $0.1 million increase in headcount and related costs to assist with the development of future product offerings.

Depreciation and amortization. Depreciation and amortization decreased by $0.9 million, or 77% to $0.3 million for the three months ended June 30, 2021 from $1.2 million for the three months ended June 30, 2020. The decrease was due to the change in the useful life for our market network sites during Fiscal 2020 that resulted in higher depreciation expense for the three months ended June 30, 2020. Market network site assets were fully depreciated by December 31, 2020.

Impairment of long-lived assets. The impairment for the three months ended June 30, 2021 resulted from a $15,000 non-cash impairment charge for network equipment. The impairment for the three months ended June 30, 2020 resulted from a $29,000 non-cash impairment charge for long-lived assets for network sites.

Loss from disposal of intangible assets

	For the three months ended June 30,		Aggregate Change
(in thousands)	2021	2020	2021 from 2020
Loss from disposal of intangible assets, net	$—	$4,678	$(4,678)	-100%

In the three months ended June 30, 2020, we cancelled licenses in the 900 MHz band in accordance with the Report and Order and our AAR Agreement. Because we did not receive any licenses nor monetary reimbursement in exchange for the cancellation, but only credit for purposes of determining our future eligibility and payment requirements for broadband licenses under the Report and Order, we recorded a $4.7 million loss from disposal of the intangible assets in the Consolidated Statements of Operations for the three months ended June 30, 2020.

Loss from disposal of long-lived assets, net

	For the three months ended June 30,		Aggregate Change
(in thousands)	2021	2020	2021 from 2020
Loss from disposal of long-lived assets, net	$3	$(1)	$4	-400%

Loss on disposal of long-lived assets, net remained insignificant and relatively flat for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.

Interest income

	For the three months ended June 30,		Aggregate Change
(in thousands)	2021	2020	2021 from 2020
Interest income	$26	$41	$(15)	-37%

Interest income remained relatively flat for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.

Other income

	For the three months ended June 30,		Aggregate Change
(in thousands)	2021	2020	2021 from 2020
Other income	$72	$109	$(37)	-34%

Other income decreased a modest amount during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.

Loss on equity method investment

	For the three months ended June 30,		Aggregate Change
(in thousands)	2021	2020	2021 from 2020
Loss on equity method investment	$—	$(4)	$4	-100%

The loss on equity method investment for the three months ended June 30, 2020 relates to the 19.5% ownership interest in TeamConnect LLC.

Income tax expense

	For the three months ended June 30,		Aggregate Change
(in thousands)	2021	2020	2021 from 2020
Income tax expense	$146	$11	$135	1227%

For the three months ending June 30, 2021, the Company recorded a total deferred tax expense of $146,000 due to the inability to use portion of federal and state net operating loss (“NOL”) carryforwards against deferred tax liability created by the amortization of indefinite-lived intangibles.

On March 27, 2020, the Coronavirus Aid Relief and Economic Security (“CARES”) Act was signed into law. The new CARES Act modified Section 172(b)(1)(A) of the Internal Revenue Code to state that NOL arising in a taxable year beginning before January 1, 2018, is carried forward 20 years provided that a carryback claim is not effected.  From this adjusted provision, our March 31, 2018 NOL carryforward changed from an indefinite life to a 20-year life. We used a discrete effective tax rate method to calculate taxes for the three months ended June 30, 2020. We determined that applying an estimate of the annual effective tax rate would not provide a reasonable estimate as small changes in estimated “ordinary” loss would result in significant changes in the estimated annual effective tax rate.  Accordingly, for the three months ending June 30, 2020, we recorded a total deferred tax expense of $11,000 due to the inability to use some portion of federal and state NOL carryforwards against the deferred tax liability created by amortization of indefinite-lived intangibles.

Liquidity and Capital Resources

At June 30, 2021, we had cash and cash equivalents of $106.9 million.

Cash Flows from Operating, Investing and Financing Activities

	For the years ended June 30,
(in thousands)	2021	2020
Net cash used by operating activities	$(9,663)	$(7,371)
Net cash used by investing activities	$(6,347)	$(6,335)
Net cash provided by financing activities	$5,371	$1,019

Net cash used by operating activities. Net cash used in operating activities was $9.7 million for the three months ended June 30, 2021, as compared to $7.4 million for the three months ended June 30, 2020. The majority of net cash used by operating activities during the three months ended June 30, 2021 resulted from a net loss of $11.9 million and a decrease in accounts payable and accrued expenses by $1.2 million, partially offset by non-cash stock-based compensation of $3.3 million. The majority of net cash used by operating activities during the three months ended June 30, 2020 resulted from our net loss of $15.1 million partially offset by non-cash stock-based compensation of $2.0 million, loss from disposal of intangible assets of $4.7 million and depreciation and amortization of $1.2 million.

Net cash used by investing activities. Net cash used in investing activities remained relatively flat for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.

Net cash provided by financing activities. For the three months ended June 30, 2021 and 2020, net cash provided by financing activities was $5.4 million and $1.0 million, respectively, primarily from the proceeds from stock option exercises.

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

We believe our cash and cash equivalents on hand will be sufficient to meet our financial obligations through at least the next 12 months. As noted above, our future capital requirements will depend on a number of factors, including among others, the costs and timing of securing broadband licenses, including our spectrum retuning activities, spectrum acquisitions and the Anti-Windfall Payments to the U.S. Treasury, and our operating activities and any revenues we generate through our commercialization activities. When combining our estimated clearing and spectrum acquisition costs with our anticipated Anti-Windfall Payments to the U.S. Treasury to effectively acquire additional spectrum from the FCC’s inventory in markets where we need it, we anticipate the combined total costs to range from $130 to $160 million, the significant majority of which we intend to spend over through the end of fiscal year 2024. We will deploy this capital at our determined pace based on several key ongoing factors, including customer demand, market opportunity, and offsetting income from spectrum leases. As we cannot predict the duration or scope of the COVID-19 pandemic and its impact on our targeted customers, the potential negative financial impact to our results of operations and financial condition cannot be reasonably estimated. We are actively managing the business to maintain our cash flow and believe that we currently have adequate liquidity. To implement our business plans and initiatives, however, we may need to raise additional capital. We cannot predict with certainty the exact amount or timing for any future capital raises. See “Risk Factors” in Item 1A of Part II of this Quarterly Report for a reference to the risks and uncertainties that could cause our costs to be more than we currently anticipate and/or our revenue and operating results to be lower than we currently anticipate. If required, we intend to raise additional capital through debt or equity financings, including pursuant to our Shelf Registration Statement, or through some other financing arrangement. However, we cannot be sure that additional financing will be available if and when needed, or that, if available, we can obtain financing on terms favorable to our stockholders and to us. Any failure to obtain financing when required will have a material adverse effect on our business, operating results, financial condition and liquidity.

Off-balance sheet arrangements

As of June 30, 2021 and March 31, 2021, we did not have and do not have any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

Item 1A. Risk Factors.

In evaluating us and our common stock, we urge you to carefully consider the risks (including those disclosed below) and other information in this Quarterly Report on Form 10-Q as well as the risk factors disclosed in our Annual Report. There have been no material changes from the risk factors as previously disclosed in our Annual Report. Any of the risks discussed in this Quarterly Report on Form 10-Q and in our Annual Report, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds.

We did not sell any equity securities not registered under the Securities Act of 1933, as amended, during the quarter year ended June 30, 2021.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2(2)	Certificate of Amendment No. 1 to Amended and Restated Certificate of Incorporation of the Company.
3.3(3)	Certificate of Amendment No. 2 to Amended and Restated Certificate of Incorporation of the Company.
4(4)	Amended and Restated Bylaws of the Company.
4.1(5)	Amendment No. 1 to the Amended and Restated Bylaws of the Company.
4.2(1)	Form of Common Stock Certificate of the Company.
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

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

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

Anterix Inc.

Date:	August 11, 2021	/s/ Robert H. Schwartz
Robert H. Schwartz
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 11, 2021	/s/ Timothy A. Gray
Timothy A. Gray
Chief Financial Officer (Principal Financial and Principal Accounting Officer)