Form 10-Q
period 2021-09-30
Anterix Inc.
filed 2021-11-03
CIK 1304492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________

FORM 10-Q

____________________________________

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

At October 28, 2021, 18,366,428 shares of the registrant’s common stock were outstanding.

Anterix Inc.

FORM 10-Q

For the quarterly period ended September 30, 2021

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

PART I. FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

Anterix Inc.

Consolidated Balance Sheets

(dollars in thousands, except share data)

	September 30, 2021	March 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$100,866	$117,538
Accounts receivable	—	4
Prepaid expenses and other current assets	5,514	3,508
Total current assets	106,380	121,050
Property and equipment, net	3,049	3,574
Right of use assets, net	4,522	5,100
Intangible assets	130,886	122,117
Other assets	1,657	1,214
Total assets	$246,494	$253,055
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$4,685	$6,256
Due to related parties	120	152
Operating lease liabilities	1,432	1,470
Deferred revenue	737	737
Total current liabilities	6,974	8,615
Noncurrent liabilities
Operating lease liabilities	4,903	5,601
Contingent liability	20,000	20,000
Deferred revenue	7,319	2,246
Deferred income tax	3,506	3,209
Other liabilities	743	876
Total liabilities	43,445	40,547
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized and no shares outstanding at September 30, 2021 and March 31, 2021	—	—
Common stock, $0.0001 par value per share, 100,000,000 shares authorized and 18,333,721 shares issued and outstanding at September 30, 2021 and 17,669,905 shares issued and outstanding at March 31, 2021	2	2
Additional paid-in capital	487,366	472,854
Accumulated deficit	(284,319)	(260,348)
Total stockholders' equity	203,049	212,508
Total liabilities and stockholders' equity	$246,494	$253,055

See accompanying notes to consolidated financial statements.

Anterix Inc.

Consolidated Statements of Operations

(dollars in thousands, except share data)

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
Operating revenues
Service revenue	$—	$66	$—	$140
Spectrum revenue	182	182	364	364
Total operating revenues	182	248	364	504
Operating expenses
Direct cost of revenue (exclusive of depreciation and amortization)	—	515	—	1,063
General and administrative	9,825	13,955	19,555	21,499
Sales and support	993	693	2,048	1,394
Product development	930	988	1,933	1,789
Depreciation and amortization	257	1,190	535	2,398
Restructuring costs	—	8	—	21
Impairment of long-lived assets	112	—	127	29
Total operating expenses	12,117	17,349	24,198	28,193
(Gain)/loss from disposal of intangible assets, net	—	(829)	—	3,849
(Gain)/loss from disposal of long-lived assets, net	16	(5)	19	(6)
Loss from operations	(11,951)	(16,267)	(23,853)	(31,532)
Interest income	20	31	46	72
Other income	62	113	134	222
(Loss)/income on equity method investment	—	(12)	—	(16)
Loss before income taxes	(11,869)	(16,135)	(23,673)	(31,254)
Income tax expense	152	145	298	156
Net loss	$(12,021)	$(16,280)	$(23,971)	$(31,410)
Net loss per common share basic and diluted	$(0.67)	$(0.94)	$(1.34)	$(1.82)
Weighted-average common shares used to compute basic and diluted net loss per share	17,876,440	17,350,386	17,951,885	17,279,349

See accompanying notes to consolidated financial statements.

Anterix Inc.

Consolidated Statement of Stockholders’ Equity

(dollars and shares in thousands)

(Unaudited)

	Number of Shares

	Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total
Balance at June 30, 2021	18,038	$2	$481,521	$(272,298)	$209,225
Equity based compensation*	112	—	3,221	—	3,221
Equity payment of prior year accrued employee related expenses	—	—	—	—	—
Stock option exercises	206	—	3,932	—	3,932
Shares withheld for taxes	(22)	—	(1,308)	—	(1,308)
Net loss	—	—	—	(12,021)	(12,021)
Balance at September 30, 2021	18,334	$2	$487,366	$(284,319)	$203,049

Balance at March 31, 2021	17,670	$2	$472,854	$(260,348)	$212,508
Equity based compensation*	185	—	6,516	—	6,516
Equity payment of prior year accrued employee related expenses	—	—	—	—	—
Stock option exercises	501	—	9,304	—	9,304
Shares withheld for taxes	(22)	—	(1,308)	—	(1,308)
Net loss	—	—	—	(23,971)	(23,971)
Balance at September 30, 2021	18,334	$2	$487,366	$(284,319)	$203,049

* includes restricted shares issued.

See accompanying notes to consolidated financial statements.

Anterix Inc.

Consolidated Statement of Stockholders’ Equity

(dollars and shares in thousands)

(Unaudited)

	Number of Shares

	Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total
Balance at June 30, 2020	17,289	$2	$455,489	$(221,044)	$234,447
Equity based compensation*	168	—	8,618	—	8,618
Equity payment of prior year accrued employee related expenses	4	—	—	—	—
Stock option exercises	26	—	513	—	513
Shares withheld for taxes	—	—	—	—	—
Net loss	—	—	—	(16,280)	(16,280)
Balance at September 30, 2020	17,487	$2	$464,620	$(237,324)	$227,298

Balance at March 31, 2020	17,185	$2	$450,978	$(205,914)	$245,066
Equity based compensation*	206	—	10,573	—	10,573
Equity payment of prior year accrued employee related expenses	24	—	1,537	—	1,537
Stock option exercises	72	—	1,532	—	1,532
Shares withheld for taxes	—	—	—	—	—
Net loss	—	—	—	(31,410)	(31,410)
Balance at September 30, 2020	17,487	$2	$464,620	$(237,324)	$227,298

* includes restricted shares issued.

See accompanying notes to consolidated financial statements.

Anterix Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Six months ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,971)	$(31,410)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	535	2,398
Non-cash compensation expense attributable to stock awards	6,516	10,573
Deferred income taxes	298	156
Net loss from disposal of intangible assets	—	3,849
(Gain)/loss on disposal of long-lived assets, net	19	(6)
Impairment of long-lived assets	127	29
Loss/(income) on equity method investment	—	16
Changes in operating assets and liabilities
Accounts receivable	4	2
Prepaid expenses and other assets	701	(163)
Right of use assets	578	841
Accounts payable and accrued expenses	(1,572)	505
Due to related parties	(32)	4
Restructuring reserve	—	(547)
Operating lease liabilities	(735)	(961)
Deferred revenue	5,073	(369)
Other liabilities	(133)	342
Net cash used by operating activities	(12,592)	(14,741)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible assets, including refundable deposits	(11,866)	(7,829)
Purchases of equipment	(209)	(205)
Net cash used by investing activities	(12,075)	(8,034)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	9,304	1,532
Payments of withholding tax on net issuance of restricted stock	(1,308)	—
Net cash provided by financing activities	7,996	1,532
Net change in cash and cash equivalents	(16,671)	(21,243)
CASH AND CASH EQUIVALENTS
Beginning of the period	117,538	137,453
End of the period	$100,866	$116,210
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period:
Taxes paid	$7	$33
Non-cash investing activity:
Network equipment provided in exchange for wireless licenses	$53	$23
Non-cash financing activities:
Equity payment of prior year accrued employee related expenses	$—	$1,537

See accompanying notes to consolidated financial statements.

Anterix Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.     Nature of Operations

Anterix Inc. (the “Company”) is a wireless communications company focused on commercializing its spectrum assets to enable its targeted utility and critical infrastructure customers to deploy private broadband networks, technologies and solutions. The Company is the largest holder of licensed spectrum in the 900 MHz band (896-901/935-940 MHz) with nationwide coverage throughout the contiguous United States, Hawaii, Alaska and Puerto Rico. On May 13, 2020, the Federal Communications Commission (“FCC”) approved the Report and Order to modernize and realign the 900 MHz band to increase its usability and capacity by allowing it to be utilized for the deployment of broadband networks, technologies and solutions (the “Report and Order”). The Report and Order was published in the Federal Register on July 16, 2020 and became effective on August 17, 2020. The Company is now engaged in qualifying for and securing broadband licenses from the FCC.  At the same time, the Company is pursuing opportunities to lease the spectrum for which broadband licenses are secured to its targeted utility and critical infrastructure customers.

The Company was originally incorporated in California in 1997 and reincorporated in Delaware in 2014. In November 2015, the Company changed its name from Pacific DataVision, Inc. to pdvWireless, Inc. In August 2019, the Company changed its name from pdvWireless, Inc. to Anterix Inc. The Company maintains offices in Woodland Park, New Jersey and McLean, Virginia.

In December 2020, the Company entered into its first long-term lease agreement of 900 MHz spectrum authorized for broadband use (“900 MHz Broadband Spectrum”), with Ameren Corporation (“Ameren”), (“Ameren Agreements”). The Ameren Agreements will enable Ameren to deploy a private LTE network in its service territories in Missouri and Illinois, covering approximately 7.5 million people. Each Ameren Agreement is for a term of up to 40 years, consisting of an initial term of 30 years, with a 10-year renewal option for an additional payment. The scheduled prepayments for the 30-year initial terms of the Ameren Agreements total $47.7 million, of which $0.3 million was received by the Company in February 2021, $5.4 million in September 2021 and $17.2 million in October 2021. The prepayments received to date encompass the initial upfront payment(s) due upon signing of the Ameren Agreements and payments for delivery of the relevant 1.4 x 1.4 cleared spectrum in several metropolitan counties throughout Missouri and Illinois, in accordance with the terms of the Ameren Agreements. The remaining prepayments for the 30-year initial term are due by mid-2026, per the terms of the Ameren Agreements and as the Company delivers the relevant cleared 900 MHz Broadband Spectrum and the associated broadband licenses. The Company is working with incumbents to clear the 900 MHz Broadband Spectrum allocation in Ameren’s service territory. In August 2021, the FCC granted the first 900 MHz broadband licenses to the Company for several counties in Ameren’s service territory, for which the Ameren Agreements were also subsequently approved by the FCC. The Company expects to recognize revenue from the Ameren Agreements commencing in the second half of fiscal year 2022. Revenue will be recognized as cleared 900 MHz Broadband Spectrum and the associated broadband licenses are delivered based on straight-line amortization over the initial 30-year terms of the Ameren Agreements. The Company’s board of directors (the “Board”) approved the Ameren Agreements on April 23, 2021, and Ameren’s board of directors approved the Ameren Agreements on May 6, 2021.

In February 2021, the Company entered into an agreement with SDG&E (the “SDG&E Agreement”), to provide 900 MHz Broadband Spectrum throughout SDG&E’s California service territory, including San Diego and Imperial Counties and portions of Orange County for a total payment of $50.0 million. The SDG&E Agreement will support SDG&E’s deployment of a private LTE network for its California service territory, with a population of approximately 3.6 million people. As part of the SDG&E Agreement, the Company and SDG&E are collaborating to accelerate the utility industry momentum for private networks. The SDG&E Agreement includes the assignment of 6 MHz of 900 MHz Broadband Spectrum, 936.5 – 939.5 MHz paired with 897.5 – 900.5 MHz, within SDG&E’s service territory following the FCC’s issuance of the broadband licenses to the Company. Delivery of the relevant 900 MHz Broadband Spectrum and the associated broadband licenses by county is expected to commence in fiscal year 2023 and is scheduled for completion before the end of fiscal year 2024. The total payment of $50.0 million is comprised of an initial payment of $20.0 million received in February 2021 and the remaining $30.0 million payment, which is due through fiscal year 2024 as the Company delivers the relevant cleared 900 MHz Broadband Spectrum and the associated broadband licenses to SDG&E. The Company is working with incumbents to clear the 900 MHz Broadband Spectrum allocation in the SDG&E’s California service territory. The SDG&E Agreement is subject to customary provisions regarding remedies, including reduced payment amounts and/or refund of amounts paid, and termination rights, if a party fails to perform its contractual obligations. Both SDG&E and Anterix obtained all necessary internal approvals prior to executing the SDG&E Agreement. A gain or loss will be recognized in each county once the cleared 900 MHz Broadband Spectrum and the associated broadband licenses are delivered to SDG&E.

In September 2021, the Company entered into a long-term lease agreement of 900 MHz Broadband Spectrum with Evergy Services, Inc. (“Evergy”), (“Evergy Agreement”). The Evergy service territories covered by the Evergy Agreement are in Kansas and Missouri with a population of approximately 3.9 million people. The Evergy Agreement is for a term of up to 40 years, comprised of an initial term of 20 years with two 10-year renewal options for additional payments. Prepayment in full of the $30.2 million for the 20-year initial term, which was due and payable within thirty (30) days after execution of the Evergy Agreement, was received by the Company in October 2021. The Evergy Agreement is subject to customary provisions regarding remedies for non-delivery, including refund of amounts paid and termination rights, if Anterix fails to perform its contractual obligations, including failure to deliver the relevant cleared 900 MHz Broadband Spectrum, in accordance with the terms of the Evergy Agreement. The Company is working with incumbents to clear the 900 MHz Broadband Spectrum allocation covered by the Evergy Agreement. Evergy and Anterix obtained all necessary internal approvals prior to executing the Evergy Agreement. The Company expects to recognize revenue from the Evergy Agreement commencing in the second half of fiscal year 2022. Revenue will be recognized as the relevant 900 MHz Broadband Spectrum is delivered based on straight-line amortization over the initial 20-year term of the Evergy Agreement.

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

Correction of Immaterial Errors

In connection with preparing its financial statements for the year ended March 31, 2021, the Company determined that it incorrectly presented stock-based compensation and loss on disposal of long-lived assets, net in its Consolidated Statement of Operations for the three and six months ended September 30, 2020.

The Company previously reported stock compensation expense as a separate line item in the Consolidated Statement of Operations. Stock compensation expense should have been included in the same income statement line or lines as the cash compensation paid to the individuals receiving the stock-based awards such as general and administrative costs, product development and sales and support. For the three months ended September 30, 2020, the separate line item of $8.6 million in stock compensation expense has been changed and split out to report as $8.4 million in general and administrative, $0.2 million in product development, and $62,000 in sales and support in the Consolidated Statement of Operations. For the six months ended September 30, 2020, the separate line item of $10.6 million in stock compensation expense has been changed and split out to report as $10.2 million in general and administrative, $0.3 million in product development, and $0.1 million in sales and support in the Consolidated Statement of Operations.

The following table is a comparison of the reported results of operations for the three and six months ended September 30, 2020 as a result of the correction of immaterial errors (in thousands):

	For the three months ended September 30, 2020
	As Originally Reported	Impact of Prior Period Errors	As Revised
Consolidated Statement of Operations
General and administrative	5,582	$8,373	13,955
Product development	805	183	988
Sales and support	631	62	693
Stock compensation expense	8,618	(8,618)	—

	For the six months ended September 30, 2020

	As Originally Reported	Impact of Prior Period Errors	As Revised

General and administrative	$11,320	$10,179	$21,499
Product development	1,497	292	1,789
Sales and support	1,292	102	1,394
Stock compensation expense	10,573	(10,573)	—

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

Historically, wireless licenses were tested for impairment on an aggregate basis, consistent with the Company’s dispatch business at a national level. Effective in the year ended March 31, 2021, (“Fiscal 2021”), the Company determined the unit of accounting for impairment testing purposes should be based on geographical markets and accordingly, tested the wireless licenses for impairment based on these individual markets. The change in the unit of accounting was due to the Company’s expected use and marketability of its wireless licenses to support broadband operations at an individual market level as a result of the Report and Order. Due to the change in the unit of accounting, the Company performed a step one quantitative impairment test in Fiscal 2021 to determine if the fair value of the wireless licenses exceed the carrying value at the geographical market level. The estimated fair values of each unit of accounting were determined using a market-based approach based on the 600 MHz auction price as noted in the Report and Order. The Company also performed a step zero qualitative assessment on an aggregate basis to test the wireless licenses for impairment due to the change in the unit of accounting in Fiscal 2021. There are no triggering events indicating impairment in the six months ended September 30, 2021.

Long-Lived Asset and Right of Use Assets Impairment

The Company evaluates long-lived assets, including right of use assets, other than intangible assets with indefinite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Asset groups are determined at the lowest level for which identifiable cash flows are largely independent from cash flows of other groups of assets and liabilities. When the carrying amount of the asset groups are not recoverable and exceeds its fair value, an impairment loss is recognized equal to the excess of the asset group’s carrying value over the estimated fair value. During the three and six months ended September 30, 2021, the Company recorded $0.1 million for both periods in non-cash impairment charges to reduce the carrying values to zero for long-lived assets consisting of network equipment. During the six months ended September 30, 2020, the Company recorded a $29,000 non-cash impairment charge to reduce the carrying values to zero for long-lived assets consisting of network site costs. There was no impairment charge for the three months ended September 30, 2020.

Net Loss Per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. For purposes of the diluted net loss per share calculation, preferred stock, stock options, restricted stock and warrants are considered to be potentially dilutive securities. Because the Company has reported a net loss for the three and six months ended September 30, 2021 and 2020, respectively, diluted net loss per common share is the same as basic net loss per common share for those periods.

Common stock equivalents resulting from potentially dilutive securities approximated 1,454,000 and 1,540,000 at September 30, 2021 and 2020, respectively, and have not been included in the dilutive weighted average shares of common stock outstanding, as their effects are anti-dilutive.

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

3.     Revenue

Long-Term Leases of 900 MHz Broadband Spectrum. In December 2020, the Company entered into its first long-term lease agreement of 900 MHz Broadband Spectrum with Ameren. The Ameren Agreements will enable Ameren to deploy a private LTE network in its service territories in Missouri and Illinois, covering approximately 7.5 million people. Each Ameren Agreement is for a term of up to 40 years, consisting of an initial term of 30 years, with a 10-year renewal option for an additional payment. The scheduled prepayments for the 30-year initial terms of the Ameren Agreements total $47.7 million, of which $0.3 million was received by the Company in February 2021, $5.4 million in September 2021 and $17.2 million in October 2021. The prepayments received to date encompass the initial upfront payment(s) due upon signing of the Ameren Agreements and payments for delivery of the relevant 1.4 x 1.4 cleared spectrum in several metropolitan counties throughout Missouri and Illinois, in accordance with the terms of the Ameren Agreements. The remaining prepayments for the 30-year initial term are due by mid-2026, per the terms of the Ameren Agreements and as the Company delivers the relevant cleared 900 MHz Broadband Spectrum and the associated broadband licenses. The Company is working with incumbents to clear the 900 MHz Broadband Spectrum allocation in Ameren’s service territory. In August 2021, the FCC granted the first 900 MHz broadband licenses to the Company for several counties in Ameren’s service territory, for which the Ameren Agreements were also subsequently approved by the FCC. The Company expects to recognize revenue from the Ameren Agreements commencing in the second half of fiscal year 2022. In accordance with ASC 606, the payments of prepaid fees under the Ameren Agreements will be accounted for as deferred revenue on the Company’s Consolidated Balance Sheets and will be recognized ratably as cleared 900 MHz Broadband Spectrum and the associated broadband licenses are delivered by county over the contractual term of approximately 30-years. The Company’s Board approved the Ameren Agreements on April 23, 2021, and Ameren’s board of directors approved the Ameren Agreements on May 6, 2021.

In September 2021, the Company entered into a long-term lease agreement of 900 MHz Broadband Spectrum with Evergy. The Evergy service territories covered by the Evergy Agreement are in Kansas and Missouri with a population of approximately 3.9 million people. The Evergy Agreement is for a term of up to 40 years, comprised of an initial term of 20 years with two 10-year renewal options for additional payments. Prepayment in full of the $30.2 million for the 20-year initial term, which was due and payable within thirty (30) days after execution of the Evergy Agreement, was received by the Company in October 2021. The Evergy Agreement is subject to customary provisions regarding remedies for non-delivery, including refund of amounts paid and termination rights, if Anterix fails to perform its contractual obligations, including failure to deliver the relevant cleared 900 MHz Broadband Spectrum, in accordance with the terms of the Evergy Agreement. The Company is working with incumbents to clear the 900 MHz Broadband Spectrum allocation covered by the Evergy Agreement. Evergy and Anterix obtained all necessary internal approvals prior to executing the Evergy Agreement. The Company expects to recognize revenue from the Evergy Agreement commencing in the second half of fiscal year 2022. In accordance with ASC 606, the payments of prepaid fees under the Evergy Agreement will be accounted for as deferred revenue on the Company’s Consolidated Balance Sheets and will be recognized ratably as cleared 900 MHz Broadband Spectrum and the associated broadband licenses are delivered by county over the contractual term of approximately 20-years.

Service Revenue. The Company has historically derived its service revenue from a fixed monthly recurring unit price per user, with 30-day payment terms, for its pdvConnect and TeamConnect service offerings. In June 2018, the Company announced its plan to restructure its operations to align and focus its business priorities on its broadband spectrum initiatives. Consistent with this restructuring plan, the Company transferred its TeamConnect business in December 2018 to A BEEP LLC (“A BEEP”) and Goosetown Enterprises, Inc (“Goosetown”), with the Company continuing to provide customer care, billing and collection services through April 1, 2019. On December 31, 2018, the Company entered into a memorandum of understanding (“MOU”) with the principals of Goosetown. Under the terms of the MOU, the Company assigned the intellectual property rights to its TeamConnect and pdvConnect related applications to TeamConnect LLC (the “LLC”). The LLC assumed customer care services related to the pdvConnect service, with the Company providing transition services to the LLC through April 1, 2019. On April 1, 2020, the Company transferred its pdvConnect customers to the LLC and the LLC agreed to pay the Company a certain portion of the recurring revenues from these customers. The Company did not recognize any service revenue for the three and six months ended September 30, 2021. The Company recognized $66,000 and $140,000, respectively, for the three and six months ended September 30, 2020.

Narrowband Spectrum Revenue. In September 2014, Motorola paid the Company an upfront, fully-paid fee of $7.5 million in order to use a portion of the Company’s narrowband spectrum licenses. The payment of the fee is accounted for as deferred revenue on the Company’s Consolidated Balance Sheets and is recognized ratably as the service is provided over the contractual term of approximately ten years. The revenue recognized for the three and six months ended September 30, 2021 and 2020 was approximately $182,000 and $364,000, respectively for each period.

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

For the six months ended September 30, 2021, the Company incurred commission and stock compensation costs to obtain its long-term 900 MHz Broadband Spectrum lease agreements amounting to approximately $127,000, which was capitalized and will be amortized over the contractual term of approximately 30-years.

The following table presents the activity for the Company’s contract assets (in thousands):

Contract Assets
Balance at March 31, 2021	$381
Additions	127
Amortization	—
Impairment	—
Balance at September 30, 2021	508
Less amount classified as current assets - prepaid expenses and other current assets	(102)
Noncurrent assets - included in other assets	$406

Contract liabilities. Contract liabilities primarily relate to advance consideration received from customers for spectrum services, for which revenue is recognized over time, as the services are performed. These contract liabilities are recorded as deferred revenue on the balance sheet.

The following table presents the activity for the Company’s contract liabilities (in thousands):

Contract Liabilities
Balance at March 31, 2021	$2,983
Additions	5,438
Revenue recognized	(364)
Balance at September 30, 2021	8,056
Less amount classified as current liabilities	(737)
Noncurrent liabilities	$7,319

4.     Intangible Assets

Wireless licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but instead are tested for impairment annually, or more frequently if an event indicates that the asset might be impaired. There were no impairment charges related to the Company’s indefinite-lived intangible assets during the three and six months ended September 30, 2021 and 2020.

During the six months ended September 30, 2021, the Company acquired wireless licenses for cash consideration of $8.8 million, after receiving FCC approval, of which $6.8 million was spent on licenses acquired by entering into agreements with several third parties in multiple U.S. markets and $2.0 million was paid to the U.S. Treasury for Anti-Windfall payments, i.e. payments to secure the broadband channels to cover any shortfall of channels needed in a given county to reach the requisite 240 channels to be surrendered to secure a broadband license for such county, for 11 U.S. counties. As of September 30, 2021 and March 31, 2021, the Company recorded initial deposits to incumbents amounting to approximately $5.4 million and $2.3 million, respectively, that are refundable if the FCC does not approve the sale of the spectrum. Of the $5.4 million initial refundable deposit balance as of September 30, 2021, $4.8 million was included in prepaid expenses and other current assets and the remaining $0.6 million in other assets in the Consolidated Balance Sheets. Of the $2.3 million initial refundable deposit balance as of March 31, 2021, $1.9 million was included in prepaid expenses and other current assets and the remaining $0.5 million in other assets in the Consolidated Balance Sheets.

Intangible assets consist of the following at September 30, 2021 and March 31, 2021 (in thousands):

Wireless Licenses
Balance at March 31, 2021	$122,117
Acquisitions	8,769
Balance at September 30, 2021	$130,886

5.     Related Party Transactions

Under the terms of the MOU, the Company was obligated to pay the LLC a monthly service fee for a 24-month period that ended on January 7, 2021 for its assumption of the Company’s support obligations under the A BEEP and Goosetown agreements. The Company is also obligated to pay the LLC a certain portion of the billed revenue received by the Company from pdvConnect customers for a 48-month period. For the three and six months ended September 30, 2021 the Company incurred $15,000 and $30,000 under the MOU, respectively. For the three and six months ended September 30, 2020 the Company incurred $176,000 and $353,000 under the MOU, respectively. As of September 30, 2021, the Company did not have any outstanding liabilities to the LLC. As of March 31, 2021, the Company owed $32,000 to the LLC.

The Company did not purchase any equipment from Motorola for the three and six months ended September 30, 2021 and 2020, respectively. The revenue recognized for the three and six months ended September 30, 2021 and 2020 was approximately $182,000 and $364,000, respectively for each period. As of September 30, 2021 and March 31, 2021, the Company owed $120,000 to Motorola at the end of each period.

On May 5, 2020, the Company entered into a consulting agreement with Rachelle B. Chong under which Ms. Chong will serve as a Senior Advisor to the Company’s management team effective May 15, 2020. In connection with the consulting agreement, Ms. Chong submitted her resignation from the Company’s Board and as a member of the Board’s Nominating and Corporate Governance Committee. During the three and six months ended September 30, 2021 the Company incurred $36,000 and $72,000 in consulting fees to Ms. Chong, respectively. During the three and six months ended September 30, 2020 the Company incurred $36,000 and $60,000 in consulting fees to Ms. Chong, respectively. As of September 30, 2021 and March 31, 2021, the Company did not owe Ms. Chong fees for consulting services.

On June 25, 2020, as part of its Executive Succession Plan, the Company announced that Brian D. McAuley had submitted his resignation as Executive Chairman of the Board, effective on July 1, 2020. On August 27, 2020, the Company entered into a consulting agreement (the “Consulting Agreement”) with Mr. McAuley under which Mr. McAuley will serve as a Senior Advisor to the Company’s management team and provide strategic, corporate governance and Board advisory services. The Consulting Agreement provides that Mr. McAuley will receive cash compensation of $40,000 per year. Pursuant to the existing terms of his outstanding equity awards, Mr. McAuley will continue to vest in his outstanding equity awards as he continues to provide services to the Company pursuant to the Consulting Agreement. The Consulting Agreement was effective as of September 2, 2020 and terminates by its terms on September 1, 2021, unless terminated earlier by either party or extended upon the mutual agreement of the parties at least thirty (30) days before the end of the term. The Consulting agreement was extended by an additional twelve (12) months with a termination date of September 1, 2022. The Consulting Agreement contains standard confidentiality, indemnification and intellectual property assignment provisions in favor of the Company. The Consulting Agreement also contains a waiver by Mr. McAuley to any severance benefits that he might be entitled to receive under the Company’s Executive Severance Plan in connection with his resignation and the Executive Succession Plan. In consideration for this waiver, in the event the Company terminates the Consulting Agreement without cause, Mr. McAuley dies or becomes disabled during the term of the Consulting Agreement, or the Company elects not to extend the term of the Consulting Agreement through September 1, 2023, then the vesting of all outstanding time-based equity awards held by Mr. McAuley shall accelerate on the date his consulting services end such that he will be deemed to have vested in a total of 18,761 shares of Common Stock for his services under the Consulting Agreement. In addition, Mr. McAuley’s performance-based equity awards shall remain outstanding (and shall not terminate) and he shall continue to be eligible to obtain vested option shares and vested restricted stock units under his outstanding performance-based equity awards if the “Vesting Conditions” set forth in the performance-based equity awards are satisfied. For the three and six months ended September 30, 2021, the Company incurred approximately $10,000 and $20,000, respectively, in consulting fees to Mr. McAuley. For the three and six months ended September 30, 2020, the Company did not incur any consulting fees to Mr. McAuley. As of September 30, 2021, the Company owed $40,000 to Mr. McAuley. As of March 31, 2021, the Company did not have any outstanding liabilities to Mr. McAuley.

6.     Impairment and Restructuring Charges

Long-lived Assets and Right of Use Assets Impairment.

During the three and six months ended September 30, 2021, the Company recorded $0.1 million for both periods in non-cash impairment charges to reduce the carrying values to zero for long-lived assets consisting of network equipment. During the six months ended September 30, 2020, the Company recorded a $29,000 non-cash impairment charge to reduce the carrying values to zero for long-lived assets consisting of network site costs. There was no impairment charge for the three months ended September 30, 2020.

Restructuring Charges.

December 2018 cost reductions. On December 31, 2018, the Company’s board of directors approved the following cost reduction actions: (i) the elimination of approximately 20 positions, or 30% of the Company’s workforce and (ii) the closure of its office in San Diego, California (collectively, the “December 2018 Cost-Reduction Actions”). For the three and six months ended September 30, 2020, the Company reduced restructuring charges relating to the December 2018 Cost-Reduction Actions in the amounts of $17,000 and $3,000, respectively, related to employee severance and benefit costs. The Company did not incur restructuring charges for the three and six months ended September 30, 2021.

7.     Leases

A lease is defined as a contract that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. On April 1, 2019, the Company adopted ASC 842 and it primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee.

Substantially all of the leases in which the Company is the lessee are comprised of corporate office space and tower space. The Company is obligated under certain lease agreements for office space with lease terms expiring on various dates from October 31, 2024 through June 30, 2027, which includes a 10-year lease extension for its corporate headquarters. The Company entered into multiple lease agreements for tower space. The lease expiration dates range from October 31, 2021 to November 30, 2027.

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

Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

	Six months ended September 30,
	2021	2020
Weighted average term - operating lease liabilities	4.04 years	4.69 years
Weighted average incremental borrowing rate - operating lease liabilities	13%	13%

Rent expense amounted to approximately $0.5 million and $1.0 million, respectively, for the three and six months ended September 30, 2021 and are included in general and administrative expenses in the Consolidated Statements of Operations. Rent expense amounted to approximately $0.6 million for the three months ended September 30, 2020, of which approximately $0.4 million was included as direct cost of revenue and the remainder of approximately $0.2 million was included in general and administrative expenses in the Consolidated Statements of Operations. Rent expense amounted to approximately $1.3 million for the six months ended September 30, 2020, of which approximately $0.8 million was included as direct cost of revenue and the remainder of approximately $0.5 million was included in general and administrative expenses in the Consolidated Statements of Operations.

In June 2020, the Company terminated an operating tower space lease early resulting in a non-cash reductions in ROU assets by $19,000, operating lease liabilities by $20,000 and gain in disposal of long-lived asset by $1,000.

The following table presents net lease cost for the three and six months ended September 30, 2021 and 2020 (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
Lease cost
Operating lease cost (cost resulting from lease payments)	$495	$612	$1,008	$1,271
Short term lease cost	6	40	10	43
Sublease income	-	(3)	-	(6)
Net lease cost	$501	$649	$1,018	$1,308

The following table presents supplemental cash flow and non-cash activity information for the three and six months ended September 30, 2021 and 2020 (in thousands):

	Six months ended September 30,
	2021	2020
Operating cash flow information:
Operating lease - operating cash flows (fixed payments)	$1,155	$1,411
Operating lease - operating cash flows (liability reduction)	$735	$961
Non-cash activity:
Right of use assets obtained in exchange for new operating lease liabilities	$66	$18

The following table presents supplemental balance sheet information as of September 30, 2021 and March 31, 2021 (in thousands):

	September 30, 2021	March 31, 2021
Non-current assets - right of use assets, net	$4,522	$5,100
Current liabilities - operating lease liabilities	$1,432	$1,470
Non-current liabilities - operating lease liabilities	$4,903	$5,601

Future minimum payments under non-cancelable leases for office and tower spaces (exclusive of real estate tax, utilities, maintenance and other costs borne by the Company), for the remaining terms of the leases following the six months ended September 30, 2021 are as follows (in thousands):

Operating
Fiscal Year	Leases
2022 (excluding the six months ended September 30, 2021)	$1,100
2023	2,099
2024	1,953
2025	1,553
2026	866
After 2026	596
Total future minimum lease payments	8,167
Amount representing interest	(1,832)
Present value of net future minimum lease payments	$6,335

8.     Income Taxes

The Company's net operating losses (“NOLs’) generated after March 31, 2018 may be used as an indefinite-lived asset to offset its deferred tax liability, but limited to 80 percent of future taxable income. The deferred tax liabilities as of September 30, 2021 are approximately $2.1 million for federal and $1.4 million for state.

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

For the six months ended September 30, 2021, the Company incurred federal and state net operating losses of approximately $45.7 million and $36.8 million, respectively, to offset future taxable income, of which $58.4 million can be carried forward indefinitely, but can only offset 80% of taxable income when used.

The Company used a discrete effective tax rate method to calculate taxes for the three and six months ended September 30, 2021. The Company determined that applying an estimate of the annual effective tax rate would not provide a reasonable estimate as small changes in estimated “ordinary” loss would result in significant changes in the estimated annual effective tax rate. Accordingly, for the three and six months ended September 30, 2021, the Company recorded a total deferred tax expense of $0.2 million and $0.3 million, respectively, due to the inability to use some portion of federal and state NOL carryforwards against the deferred tax liability created by amortization of indefinite-lived intangibles.

9.    Stockholders’ Equity and Stock Compensation

The Company established the 2014 Stock Plan (the “2014 Stock Plan”) to attract, retain and reward individuals who contribute to the achievement of the Company’s goals and objectives. This 2014 Stock Plan superseded previous stock plans.

The Board has reserved 5,027,201 shares of common stock for issuance under the 2014 Stock Plan as of September 30, 2021, of which 1,205,398 shares are available for future issuance. Historically, the number of shares reserved under the 2014 Stock Plan were increased, based on Board approval, each January 1 by an amount equal to the lesser of (i) 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or (ii) a lesser amount determined by the Board (the “evergreen provision”). Effective January 1, 2021, the Board elected to increase the shares authorized under the 2014 Stock Plan by 879,216 shares, which represented 5% of the of the Company’s common stock issued and outstanding as of December 31, 2020. On June 15, 2021, the Compensation Committee of the Board approved Amendment No. 1 to 2014 Stock Plan to eliminate the evergreen provision for all future years (i.e., January 1, 2022 through January 1, 2024).

Restricted Stock and Restricted Stock Units

A summary of non-vested restricted stock activity for the six months ended September 30, 2021 is as follows:

		Weighted
		Average
	Restricted	Grant Day
	Stock	Fair Value
Non-vested restricted stock outstanding at March 31, 2021	475,759	$42.48
Granted	348,683	46.79
Vested	(177,356)	(39.38)
Forfeited	(39,588)	(45.25)
Non-vested restricted stock outstanding at September 30, 2021	607,498	$45.70

The Company recognizes compensation expense for restricted stock on a straight-line basis over the explicit vesting period. Vested restricted stock units are settled and issuable upon the earlier of the date the employee ceases to be an employee of the Company or a date certain in the future. Stock compensation expense related to restricted stock was approximately $2.4 million for the three months ended September 30, 2021 of which $2.0 million is included in general and administrative expenses, $0.2 million is included in product and development and $0.2 million is included in sales and support expenses in the Consolidated Statement of Operations. Stock compensation expense related to restricted stock was approximately $5.0 million for the six months ended September 30, 2021 of which $4.3 million is included in general and administrative expenses, $0.4 million is included in product and development and $0.3 million is included in sales and support expenses in the Consolidated Statement of Operations. Stock compensation expense related to restricted stock was approximately $4.0 million for the three months ended September 30, 2020 of which $3.7 million is included in general and administrative expenses, $0.2 million is included in product and development and the remainder of the expense, $62,000, is included in sales and support in the Consolidated Statement of Operations. Stock compensation expense related to restricted stock was approximately $5.7 million for the six months ended September 30, 2020 of which $5.3 million included in general and administrative expenses, $0.3 million is included in product and development and $0.1 million is included in sales and support in the Consolidated Statement of Operations.

On August 23, 2021, the Compensation Committee approved the grant of restricted stock units to the Company’s President and CEO of 50,000 units. These restricted stock units vest in four equal annual installments measured from the grant date based on the CEO’s continued services to the Company.

At September 30, 2021, there was $24.5 million of unvested compensation expense for restricted stock, which is expected to be recognized over a weighted average period of 3.0 years.

Performance Stock Units

A summary of the performance stock unit activity for the six months ended September 30, 2021 is as follows:

Weighted
Average
	Performance	Grant Day
	Stock	Fair Value
Performance stock outstanding at March 31, 2021	75,049	$58.65
Granted	—	—
Vested	—	—
Forfeited/cancelled	—	—
Performance stock outstanding at September 30, 2021	75,049	$58.65

President & CEO Performance Stock Units

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

For the three and six months ended September 30, 2021, the Company recorded approximately $0.1 million and $0.2 million, respectively, of stock compensation expense included in general and administrative expenses reported in the Consolidated Statements of Operations relating to the CEO Performance Units – CSPM. As of September 30, 2021, there was approximately $1.0 million of unvested compensation expense for the outstanding performance-based restricted stock units related to the December 31, 2020 CEO Performance Units, which is expected to be recognized over a weighted average period of 3.0 years.

Total Stockholder Return

On February 1, 2021, the Compensation Committee awarded performance-based restricted units to the CEO based on Total Stockholder Return metrics (“TSR Performance Units”). The performance-based restricted units will vest upon continued service and achievement of certain stock price levels calculated using a four-year compound annual growth rate and based on the average closing bid price per share of the Company’s common stock measured over a sixty-trading day period (“Stock Price Levels”). Shares will vest in a range of 25% to 350% of the 45,000 target reported units based on achieving specified Stock Price Levels. The vesting end measurement date is February 1, 2025, with earlier vesting determination dates upon a change in control of the Company, involuntary termination of the CEO or twelve months following the achievement of the maximum stock price level. If after February 1, 2023, the CEO achieves a Stock Price Level, there will be a vesting determination date the earlier of twelve months thereafter or February 1, 2025.

For the three and six months ended September 30, 2021, the Company recorded approximately $0.2 million and $0.4 million, respectively, of stock compensation expense relating to the TSR Performance Units included in general and administrative expenses reported in the Consolidated Statements of Operations. As of September 30, 2021, there was approximately $2.6 million of unvested compensation expense for the outstanding performance-based restricted stock units related to the February 1, 2021 TSR Performance Units, which is expected to be recognized over a weighted average period of 3.42 years.

Performance-Based related to Report and Order and Long-Term Agreement(s)

On February 28, 2020, the Company awarded 95,538 performance-based restricted stock units. The performance goals were:

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

Additionally, on February 28, 2020, the Company awarded 43,446 performance-based restricted stock units. The performance goal related to these units was: 100% of the shares will vest upon (i) achievement by December 31, 2020 of a Final Order from the FCC providing for the creation and allocation of licenses for spectrum in the 900 MHz band consisting of paired blocks of contiguous spectrum, each containing at least 3 MHz of contiguous spectrum, authorized for broadband wireless communications uses and (ii) the lack of objection by the Company’s Board to the terms and conditions (including, but not limited to, the rebanding, clearing and relocation procedures, license assignment and award mechanisms and technical and operational rules) set forth or referenced in the Final Order. The goal was achieved when the Report and Order was effective in August 2020.

On September 30, 2020, the Company recorded stock compensation expense amounting to approximately $4.3 million included in general and administrative expenses reported in the Consolidated Statements of Operations based on the achievement of the Target Goal or approximately 91,216 shares under the performance-based restricted stock units, upon the Report and Order becoming effective in August 2020.

Stock Options

A summary of stock option activity for the six months ended September 30, 2021 is as follows:

	Options	Weighted Average Exercise Price
Options outstanding at March 31, 2021	1,663,223	$24.96
Options granted	165,768	58.56
Options exercised	(548,767)	(21.53)
Options forfeited/expired	—	—
Options outstanding at September 30, 2021	1,280,224	$30.77

On August 23, 2021, the Compensation Committee approved the grant of a stock option to the Company’s CEO for 100,000 shares of common stock at an exercise price of $57.00 per share. These option shares vest in four equal annual installments measured from the grant date based on the CEO’s continued services to the Company. The Black-Scholes option model requires weighted average assumptions to be used for the calculation of the Company’s stock compensation expense. The assumptions used for this grant were: the expected life of the award was 6.02 years; the risk free interest rate was 0.92%; the expected volatility rate was 53.18%; the expected dividend yield was 0.0%; and the expected forfeiture rate was 0%.

On September 7, 2021, the Compensation Committee approved the grant of a stock option to the Company’s Executive Chairman for 65,768 shares of common stock at an exercise price of $60.92 per share. These option shares vest in three equal annual installments measured from the grant date based on the Executive Chairman’s continued services to the Company. The Black-Scholes option model requires weighted average assumptions to be used for the calculation of the Company’s stock compensation expense. The assumptions used for this grant were: the expected life of the award was 5.92 years; the risk free interest rate was 0.96%; the expected volatility rate was 53.45%; the expected dividend yield was 0.0%; and the expected forfeiture rate was 0%.

In May 2021, the Company reacquired 20,132 shares when a participant surrendered already-owned shares of the Company’s common stock to cover the exercise price of an outstanding stock option exercised by the participant. The 20,132 shares surrendered are constructively retired by the Company as of September 30, 2021 which resulted in the reduction of approximately $1.0 million in additional paid in capital in the Consolidated Statement of Stockholders’ Equity.

For the three and six months ended September 30, 2021, stock compensation expense related to the amortization of the fair value of stock options issued was approximately $0.5 million and $0.9 million, respectively, and is included in general and administrative expenses reported in the Consolidated Statements of Operations. For the three and six months ended September 30, 2020, stock compensation expense related to the amortization of the fair value of stock options issued was approximately $0.3 million and $0.5 million, respectively, and is included in general and administrative expenses reported in the Consolidated Statements of Operations.

As of September 30, 2021, there was approximately $5.8 million of unrecognized compensation expense related to non-vested stock options granted under the Company’s stock option plans which is expected to be recognized over a weighted-average period of 1.9 years.

Performance Stock Options

A summary of the performance stock options as of September 30, 2021 is as follows:

	Performance Options	Weighted Average Exercise Price
Performance Options outstanding at March 31, 2021	48,417	$46.85
Performance Options granted	—	—
Performance Options exercised	(6,635)	(46.85)
Performance Options forfeited/expired	—	—
Performance Options outstanding at September 30, 2021	41,782	$46.85

There were no performance stock options granted for the six months ended September 30, 2021.

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

Share Repurchase Program

On September 29, 2021, the Company’s Board authorized a share repurchase program (the “Share Repurchase Program”) pursuant to which the Company may repurchase up to $50.0 million of the Company’s common stock on or before September 29, 2023. The manner, timing and amount of any share repurchases will be determined by the Company based on a variety of factors, including price, general business and market conditions and alternative investment opportunities. The share repurchase program authorization does not obligate the Company to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934.

10.     Contingencies

Contingent Liability

In February 2021, the Company entered into an agreement with SDG&E to provide 900 MHz Broadband Spectrum throughout SDG&E’s California service territory, including San Diego and Imperial Counties and portions of Orange County for a total payment of $50.0 million. The SDG&E Agreement will support SDG&E’s deployment of a private LTE network for its California service territory, with a population of approximately 3.6 million people. As part of the SDG&E Agreement, the Company and SDG&E are collaborating to accelerate the utility industry momentum for private networks. The SDG&E Agreement includes the assignment of 6 MHz of 900 MHz Broadband Spectrum, 936.5 – 939.5 MHz paired with 897.5 – 900.5 MHz, within SDG&E’s service territory following the FCC’s issuance of the broadband licenses to the Company. Delivery of the relevant 900 MHz Broadband Spectrum and the associated broadband licenses by county is expected to commence in fiscal year 2023 and is scheduled for completion before the end of fiscal year 2024. The total payment of $50.0 million is comprised of an initial payment of $20.0 million received in February 2021 and the remaining $30.0 million payment, which is due through fiscal year 2024 as the Company delivers the relevant cleared 900 MHz Broadband Spectrum and the associated broadband licenses to SDG&E. The Company is working with incumbents to clear the 900 MHz Broadband Spectrum allocation in the SDG&E’s California service territory. The SDG&E Agreement is subject to customary provisions regarding remedies, including reduced payment amounts and/or refund of amounts paid, and termination rights, if a party fails to perform its contractual obligations. Both SDG&E and Anterix obtained all necessary internal approvals prior to executing the SDG&E Agreement. A gain or loss will be recognized in each county once the cleared 900 MHz Broadband Spectrum and the associated broadband licenses are delivered to SDG&E.

As the Company is required to refund the initial payment in the event of termination or non-delivery of the 900 MHz Broadband Spectrum, it recorded $20.0 million for the upfront payment received from SDG&E in February 2021 as contingent liability in the Consolidated Balance Sheet as of March 31, 2021. There was no additional contingent liability incurred for the quarter ended September 30, 2021.

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

In order to manage the financial impact caused by the pandemic, the Company also deferred payroll taxes under the CARES Act amounting to approximately $0.3 million as of September 30, 2021. As a result of prioritizing the use of our cash and measures implemented, no significant adverse impact on our results of operations through and financial position as of September 30, 2021, has occurred as a result of the pandemic.

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

12.     Business Concentrations

For the three and six months ended September 30, 2021, the Company’s operating revenue was entirely from the upfront, fully-paid fee received from Motorola, as discussed in Note 3 to the Consolidated Financial Statements in this Quarterly Report. For the three and six months ended September 30, 2020, the Company had one Tier 1 domestic carrier and one reseller that accounted for approximately 21% of total operating revenues, respectively.

As of September 30, 2021, the Company does not have an outstanding accounts receivable balance. As of March 31, 2021, the Company had one Tier 1 domestic carrier that accounted for the entire total accounts receivable.

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

Overview

We are a wireless communications company focused on commercializing our spectrum assets to enable our targeted utility and critical infrastructure customers to deploy private broadband networks, technologies and solutions. We are the largest holder of licensed spectrum in the 900 MHz band (896-901/935-940 MHz) with nationwide coverage throughout the contiguous United States, Hawaii, Alaska and Puerto Rico. On May 13, 2020, the FCC approved the Report and Order to modernize and realign the 900 MHz band to increase its usability and capacity by allowing it to be utilized for the deployment of broadband networks, technologies and solutions. The Report and Order was published in the Federal Register on July 16, 2020 and became effective on August 17, 2020. We are now engaged in qualifying for and securing broadband licenses from the FCC, with a focus on pursuing licenses in those counties in which we believe we have near-term commercial opportunities. At the same time, the Company is pursuing opportunities to lease the spectrum for which these broadband licenses are secured to our targeted utility and critical infrastructure customers.

Securing Broadband Licenses

In the Report and Order, the FCC reconfigured the 900 MHz land mobile radio band to create a 6 MHz broadband segment (240 channels) and two narrowband segments, consisting of a 3 MHz narrowband segment (120 channels) and a 1 MHz narrowband segment (39 channels).

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

1. 50% Licensed Spectrum Test. To be eligible for a broadband license in a particular county, we must demonstrate that we hold more than 50% of the outstanding licensed channels in the 900 MHz band in the county. Because the 50% Licensed Spectrum Test is based on licensed channels, any channels that are not licensed by the FCC are not included in the denominator when determining whether we have satisfied this test. The denominator is determined by the number of channels licensed by all licensees with sites in the county and within 20 miles of the county boundary. In some situations, a single channel is licensed by more than one entity, and therefore could be counted more than once. The FCC has licensed less than 399 channels in all but the most populous counties. Only after we satisfy the 50% Licensed Spectrum Test are we permitted to apply for a broadband license. As of the date of this filing, we satisfy the 50% Licensed Spectrum Test in more than 3,100 counties of the 3,233 counties in the United States and its territories.

2. 90% Broadband Segment Test. As a condition precedent to the FCC issuing a broadband license, we must satisfy the 90% Broadband Segment Test by utilizing our channel holdings and negotiating with Covered Incumbents on a purely voluntary basis for any additional channels we require to satisfy this test. This test requires we hold, protect or have agreements with Covered Incumbents for 90% of the licensed channels in the broadband segment in a particular county and within 70 miles of the county’s boundaries. In some situations, a single channel is licensed more than once within the 70 mile radius, and therefore could be counted more than once. The broadband segment in the 900 MHz band has a total of 240 channels. The 90% Broadband Segment Test is calculated using outstanding licensed channels, which means that if the FCC has licensed 240 channels, we will be required to protect, have control of or agreements covering 216 channels within the broadband segment. In many counties in the United States, the FCC has licensed fewer than 240 channels in the broadband segment and these unlicensed channels are not included in the denominator when determining whether we have satisfied this 90% Broadband Segment Test. As of the date of this filing, we satisfy the 90% Broadband Segment Test in approximately 2000 counties.

Only after we satisfy the 90% Broadband Segment Test will the FCC issue a broadband license to us. Once the license is issued we can initiate the “Mandatory Retuning” period by notification to the Covered Incumbent. During this Mandatory Retuning period, any Covered Incumbents that remain in the broadband segment (other than Complex Systems) are required to negotiate with us in good faith to clear the broadband segment, subject to intervention by the FCC if the parties cannot reach an agreement.

This 90% Broadband Segment Test addresses the balance between a voluntary market process to clear any Covered Incumbent (i.e., holders of licenses in the broadband segment) and the mandatory relocation process established by the FCC in the Report and Order (which applies to all Covered Incumbents, except for those Covered Incumbents operating Complex Systems, which the FCC defines as a radio system that has at least 45 integrated sites).

3. 240 Channel Requirement. The Report and Order requires the broadband applicant to surrender 6 MHz of spectrum (or 240 channels) in a county to receive the broadband license. If the applicant does not have sufficient channels in the county to return 240 channels to the FCC, they must make an “Anti-Windfall Payment” to the U.S. Treasury to secure the broadband channels to cover the shortfall of channels needed to reach the requisite 240. The Anti-Windfall Payment for the number of channels below 240 will be based on prices paid in the applicable county in the 600 MHz auction previously conducted by the FCC.

Treatment of Complex Systems. The Report and Order exempts Complex Systems from the mandatory retuning process—even if the Broadband applicant meets the 90% Broadband Segment Test. The FCC exempted Complex Systems from the mandatory retuning requirements because retuning these systems would potentially be more disruptive to the operators than retuning the smaller systems operated by other incumbents. Of the small number of systems that qualify for this 45-site exemption, based on our calculation, all but one Complex System belongs to utilities that we have identified as our target customers.

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

Costs of Securing Broadband Licenses

As a broadband applicant, we can satisfy the three eligibility requirements discussed above by including our existing licensed channels and by acquiring, protecting or retuning additional channels when necessary through (i) spectrum purchases, (ii) spectrum relocations and/or (iii) Anti-Windfall Payments, or any combination thereof.

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

When combining our estimated clearing and spectrum acquisition costs with our anticipated Anti-Windfall Payments to the U.S. Treasury, we anticipate the combined total costs of securing broadband licenses from the FCC will range from $130 to $160 million, the significant majority of which we intend to spend from our fiscal year 2021 through the end of fiscal year 2024. We will deploy this capital at our determined pace based on several key ongoing factors, including customer demand, market opportunity and offsetting income from spectrum leases.

Broadband Spectrum Agreements

In December 2020, we entered into our first long-term lease agreement of 900 MHz Broadband Spectrum with Ameren. The Ameren Agreements will enable Ameren to deploy a private LTE network in its service territories in Missouri and Illinois, covering approximately 7.5 million people. Each Ameren Agreement is for a term of up to 40 years, consisting of an initial term of 30 years, with a 10-year renewal option for an additional payment. The scheduled prepayments for the 30-year initial terms of the Ameren Agreements total $47.7 million, of which $0.3 million was received by us in February 2021, $5.4 million in September 2021 and $17.2 million in October 2021. The prepayments received to date encompass the initial upfront payment(s) due upon signing of the Ameren Agreements and payments for delivery of the relevant 1.4 x 1.4 cleared spectrum in several metropolitan counties throughout Missouri and Illinois, in accordance with the terms of the Ameren Agreements. The remaining prepayments for the 30-year initial term are due by mid-2026, per the terms of the Ameren Agreements and as we deliver the relevant cleared 900 MHz Broadband Spectrum and the associated broadband licenses. We are working with incumbents to clear the 900 MHz Broadband Spectrum allocation in Ameren’s service territory. In August 2021, the FCC granted the first 900 MHz broadband licenses to us for several counties in Ameren’s service territory, for which the Ameren Agreements were also subsequently approved by the FCC. We expect to recognize revenue from the Ameren Agreements commencing in the second half of fiscal year 2022. Revenue will be recognized as cleared 900 MHz Broadband Spectrum and the associated broadband licenses are delivered based on straight-line amortization over the initial 30-year terms of the Ameren Agreements. Our Board approved the Ameren Agreements on April 23, 2021, and Ameren’s board of directors approved the Ameren Agreements on May 6, 2021.

In February 2021, we entered into an agreement with SDG&E to provide 900 MHz Broadband Spectrum throughout SDG&E’s California service territory, including San Diego and Imperial Counties and portions of Orange County for a total payment of $50.0 million. The SDG&E Agreement will support SDG&E’s deployment of a private LTE network for its California service territory, with a population of approximately 3.6 million people. As part of the SDG&E Agreement, SDG&E and Anterix are collaborating to accelerate the utility industry momentum for private networks. The SDG&E Agreement includes the assignment of 6 MHz of 900 MHz Broadband Spectrum, 936.5 – 939.5 MHz paired with 897.5 – 900.5 MHz, within SDG&E’s service territory following the FCC’s issuance of the broadband licenses to us. Delivery of the relevant 900 MHz Broadband Spectrum and the associated broadband licenses by county is expected to commence in fiscal year 2023 and is scheduled for completion before the end of fiscal year 2024. The total payment of $50.0 million is comprised of an initial payment of $20.0 million received in February 2021 and the remaining $30.0 million payment, which is due through fiscal year 2024 as we deliver the relevant cleared 900 MHz Broadband Spectrum and the associated broadband licenses to SDG&E. We are working with incumbents to clear the 900 MHz Broadband Spectrum allocation in the SDG&E’s California service territory. The SDG&E Agreement is subject to customary provisions regarding remedies, including reduced payment amounts and/or refund of amounts paid, and termination rights, if a party fails to perform its contractual obligations. Both SDG&E and Anterix obtained all necessary internal approvals prior to executing the SDG&E Agreement. A gain or loss will be recognized in each county once the cleared 900 MHz Broadband Spectrum and the associated broadband licenses are delivered to SDG&E.

In September 2021, we entered into a long-term lease agreement of 900 MHz Broadband Spectrum with Evergy. The Evergy service territories covered by the Evergy Agreement are in Kansas and Missouri with a population of approximately 3.9 million people. The Evergy Agreement is for a term of up to 40 years, comprised of an initial term of 20 years with two 10-year renewal options for additional payments. Prepayment in full of the $30.2 million for the 20-year initial term, which was due and payable within thirty (30) days after execution of the Evergy Agreement, was received by us in October 2021. The Evergy Agreement is subject to customary provisions regarding remedies for non-delivery, including refund of amounts paid and termination rights, if we fail to perform our contractual obligations, including failure to deliver the relevant cleared 900 MHz Broadband Spectrum, in accordance with the terms of the Evergy Agreement. We are working with incumbents to clear the 900 MHz Broadband Spectrum allocation covered by the Evergy Agreement. Evergy and Anterix obtained all necessary internal approvals prior to executing the Evergy Agreement. We expect to recognize revenue from the Evergy Agreement commencing in the second half of fiscal year 2022. Revenue will be recognized as the relevant 900 MHz Broadband Spectrum is delivered based on straight-line amortization over the initial 20-year term of the Evergy Agreement.

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

The Report and Order was published in the Federal Register on July 16, 2020 and became effective on August 17, 2020.

Results of Operations

Comparison of the three and six months ended September 30, 2021 and 2020

The following tables set forth our results of operations for the three and six months ended September 30, 2021 (“Fiscal 2022”) and 2020 (“Fiscal 2021”). The period-to-period comparison of financial results is not necessarily indicative of the financial results we will achieve in future periods.

Operating revenues

	Three months ended September 30,		Aggregate Change		Six months ended September 30,		Aggregate Change
(in thousands)	2021	2020	2021 from 2020		2021	2020	2021 from 2020
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
Service revenue	$—	$66	$(66)	-100%	$—	$140	$(140)	-100%
Spectrum lease revenue	182	182	—	0%	364	364	—	0%
Total operating revenues	$182	$248	$(66)	-27%	$364	$504	$(140)	-28%

Operating revenues decreased by $0.1 million, or 27%, to $0.2 million for the three months ended September 30, 2021 from $0.3 million for the three months ended September 30, 2020. For the six months ended September 30, 2021, operating revenue decreased by $0.1 million, or 28%, to $0.4 million from $0.5 million for the six months ended September 30, 2020. The decrease in our operating revenues was attributable to the transfer of our TeamConnect customers to A BEEP and Goosetown as part of our December 2018 restructuring efforts as discussed in Note 3 to the Consolidated Financial Statements in this Quarterly Report, as well as the loss of customers in our historical pdvConnect business.

Operating expenses

	Three months ended September 30,		Aggregate Change		Six months ended September 30,		Aggregate Change
(in thousands)	2021	2020	2021 from 2020		2021	2020	2021 from 2020
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
Direct cost of revenue (exclusive of depreciation and amortization)	$—	$515	$(515)	-100%	$—	$1,063	$(1,063)	-100%
General and administrative	9,825	13,955	(4,131)	-30%	19,555	21,499	(1,944)	-9%
Sales and support	993	693	300	43%	2,048	1,394	654	47%
Product development	930	988	(58)	-6%	1,933	1,789	145	8%
Depreciation and amortization	257	1,190	(933)	-78%	535	2,398	(1,863)	-78%
Restructuring costs	—	8	(8)	-100%	—	21	(21)	-100%
Impairment of long-lived assets	112	—	112	100%	127	29	97	333%
Total operating expenses	$12,117	$17,349	$(5,232)	-30%	$24,198	$28,193	$(3,995)	-14%

Direct cost of revenue. Direct cost of revenue decreased by $0.5 million, or 100%, for the three months ended September 30, 2021 from $0.5 million for the three months ended September 30, 2020. For the six months ended September 30, 2021, direct cost of revenue decreased by $1.1 million, or 100%, to $0 from $1.1 million for the six months ended September 30, 2020. The decreases in the three and six months ended September 30, 2021 primarily resulted from lower support costs related to the transfer of pdvConnect customers to the LLC as part of our December 2018 restructuring efforts as discussed in Note 3 to the Consolidated Financial Statements in this Quarterly Report.

General and administrative expenses. General and administrative expenses decreased by $4.1 million, or 30%, to $9.8 million for the three months ended September 30, 2021 from $14.0 million for three months ended September 30, 2020. For the six months ended September 30, 2021, general and administrative expenses decreased by $1.9 million, or 9%, to $19.6 million from $21.5 million for the six months ended September 30, 2020. The decrease of $4.1 million for the three months ended September 30, 2021, resulted primarily from $1.2 million in higher headcount and professional service costs offset by $5.6 million in lower stock compensation expense. The three months ended September 30, 2020 included a one-time stock compensation expense of $5.1 million related to the vesting of performance share units upon grant of the FCC Report & Order. The decrease of $1.9 million for the six months ended September 30, 2021 resulted mainly from a $2.2 million increase in headcount and professional service costs offset by a $4.4 million decrease in stock compensation expense.

Sales and support expenses. Sales and support expenses increased by $0.3 million, or 43%, to $1.0 million for the three months ended September 30, 2021 from $0.7 million for three months ended September 30, 2020. For the six months ended September 30, 2021, sales and support expenses increased by $0.6 million, or 47%, to $.2.0 million from $1.4 million for the six months ended September 30, 2020. The increase, in the three months ended September 30, 2021, principally resulted from a $0.2 million increase in headcount and related costs and $0.1 million higher marketing costs. The increase in the six months ended September 30, 2021, primarily resulted from a $0.5 million increase in headcount and related costs and $0.1 million in higher marketing costs.

Product development expenses. Product development expenses decreased by $0.1 million, or 6%, to $0.9 million for the three months ended September 30, 2021 from $1.0 million for three months ended September 30, 2020. For the six months ended September 30, 2021, product development expenses increased by $0.1 million, or 8%, to $1.9 million from $1.8 million for the six months ended September 30, 2020. The decrease in the three months ended September 30, 2020 principally resulted from $0.1 million in lower consulting costs. The increase in the six months ended September 30, 2021, primarily resulted from a $0.1 million increase in consulting costs.

Depreciation and amortization. Depreciation and amortization decreased by $0.9 million, or 78% to $0.3 million for the three months ended September 30, 2021 from $1.2 million for the three months September 30, 2020. For the six months ended September 30, 2021, depreciation and amortization decreased by $1.9 million, or 78%, to $0.5 million from $2.4 million for the six months ended September 30, 2020. The decrease for both the three and six months ended September 30, 2021 was due to the change in the useful life for our market network sites during Fiscal 2020 that resulted in higher depreciation expense for the three and six months ended September 30, 2020. Market network site assets for our historical business were fully depreciated by December 31, 2020.

Impairment of long-lived assets. Impairment of long-lived assets increased by $0.1 million to $0.1 million for the three and six months ended September 30, 2021. The increase for both the three and six months ended September 30, 2021 resulted from a $0.1 million non-cash impairment charge for network site equipment.

Loss from disposal of intangible assets

	Three months ended September 30,		Aggregate Change		Six months ended September 30,		Aggregate Change

(in thousands)	2021	2020	2021 from 2020		2021	2020	2021 from 2020
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
(Gain)/loss from disposal of intangible assets, net	$—	$(829)	$829	-100%	$—	$3,849	$(3,849)	100%

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

In September 2020, we closed an agreement with a third party for the exchange of 900 MHz licenses. Under the agreement, we received spectrum licenses at their estimated fair value of approximately $0.2 million and a payment of $1.2 million in cash, of which we previously received $0.6 million as a refundable deposit when the agreement was executed in Fiscal 2018 and we were entitled to receive the remaining $0.6 million upon receipt of FCC approval and closing of the agreement in September 2020. Under the agreement, we transferred spectrum licenses with a book value of approximately $0.3 million to the third party. The Company recognized a $1.1 million gain from disposal of intangible assets in the Consolidated Statement of Operations when the deal closed in September 2020.

Loss from disposal of long-lived assets, net

	Three months ended September 30,		Aggregate Change		Six months ended September 30,		Aggregate Change

(in thousands)	2021	2020	2021 from 2020		2021	2020	2021 from 2020
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
(Gain)/loss from disposal of long-lived assets, net	$16	$(5)	$21	-452%	$19	$(6)	$25	-441%

Loss on disposal of long-lived assets, net remained insignificant for the three and six months ended September 30, 2021 and 2020.

Interest income

	Three months ended September 30,		Aggregate Change		Six months ended September 30,		Aggregate Change
(in thousands)	2021	2020	2021 from 2020		2021	2020	2021 from 2020
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
Interest income	$20	$31	$(11)	-36%	$46	$72	$(27)	-37%

Interest income remained insignificant and relatively flat for the three and six months ended September 30, 2021 as compared to the three and six months ended September 30, 2020.

Other income

	Three months ended September 30,		Aggregate Change		Six months ended September 30,		Aggregate Change
(in thousands)	2021	2020	2021 from 2020		2021	2020	2021 from 2020
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
Other income	$62	$113	$(51)	-45%	$134	$222	$(88)	-40%

Other income decreased a modest amount during the three and six months ended September 30, 2021 as compared to the three and six months ended September 30, 2020.

Loss on equity method investment

	Three months ended September 30,		Aggregate Change		Six months ended September 30,		Aggregate Change
(in thousands)	2021	2020	2021 from 2020		2021	2020	2021 from 2020
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
(Loss)/income on equity method investment	$—	$(12)	$12	-100%	$—	$(16)	$16	-100%

The loss on equity method investment for the three and six months ended September 30, 2020 relates to the 19.5% ownership interest in TeamConnect LLC that we acquired in connection with the transfer of our historical business.

Income tax expense

	Three months ended September 30,		Aggregate Change		Six months ended September 30,		Aggregate Change
(in thousands)	2021	2020	2021 from 2020		2021	2020	2021 from 2020
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
Income tax expense	$152	$145	$7	5%	$298	$156	$142	91%

For the three and six months ended September 30, 2021, we recorded a total deferred tax expense of $0.2 million and $0.3 million, respectively, due to the inability to use some portion of federal and state NOL carryforwards against the deferred tax liability created by amortization of indefinite-lived intangibles.

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

Liquidity and Capital Resources

At September 30, 2021, we had cash and cash equivalents of $100.9 million.

Cash Flows from Operating, Investing and Financing Activities

	Six months ended September 30,
(in thousands)	2021	2020
	(Unaudited)	(Unaudited)
Net cash used by operating activities	$(12,592)	$(14,741)
Net cash used by investing activities	$(12,075)	$(8,034)
Net cash provided by financing activities	$7,996	$1,532

Net cash used by operating activities. Net cash used in operating activities was $12.6 million for the six months ended September 30, 2021, as compared to $14.7 million for the six months ended September 30, 2020. The majority of net cash used by operating activities during the six months ended September 30, 2021 resulted from a net loss of $24.0 million and a decrease in accounts payable and accrued expenses by $1.6 million, partially offset by non-cash stock-based compensation of $6.5 million and deferred revenue of $5.1 million. The majority of net cash used by operating activities during the six months ended September 30, 2020 resulted from our net loss of $31.4 million partially offset by non-cash stock-based compensation of $10.6 million, net loss from disposal of intangible assets of $3.8 million and depreciation of $2.4 million.

We received additional $47.4 million in proceeds from our 900 MHz Broadband Spectrum customer prepayments in October 2021.

Net cash used by investing activities. For the six months ended September 30, 2021 and 2020, net cash used by investing activities was $12.1 million and $8.0 million, respectively, primarily to acquire wireless licenses in markets across the United States.

Net cash provided by financing activities. For the six months ended September 30, 2021 and 2020, net cash provided by financing activities was $8.0 million and $1.5 million, respectively, primarily from the proceeds from stock option exercises.

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

Share Repurchase Program

On September 29, 2021, our Board authorized a share repurchase program pursuant to which we may repurchase up to $50.0 million of our common stock on or before September 29, 2023. The manner, timing and amount of any share repurchases will be determined by the Company based on a variety of factors, including price, general business and market conditions and alternative investment opportunities. The share repurchase program authorization does not obligate us to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934. We currently anticipate the cash used for the share repurchase program will come primarily from our prepaid customer agreements.

Off-balance sheet arrangements

As of September 30, 2021 and March 31, 2021, we did not have and do not have any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds.

We did not sell any equity securities not registered under the Securities Act of 1933, as amended, during the three and six months ended September 30, 2021.

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

Anterix Inc.

Date: November 3, 2021	/s/ Robert H. Schwartz
Robert H. Schwartz
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2021	/s/ Timothy A. Gray
Timothy A. Gray
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)