Form 10-Q/A
period 2021-09-30
Anterix Inc.
filed 2022-02-03
CIK 1304492

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

Explanatory Note

This Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Form 10-Q/A”) amends and restates certain items noted below in the Quarterly Report on Form 10-Q of Anterix, Inc. (the “Company”) for the quarter ended September 30, 2021, as originally filed with the Securities and Exchange Commission (the “SEC”) on November 3, 2021 (the “Original Filing”). This Form 10-Q/A amends the Original Filing to reflect the correction of an error in the previously reported financial statements related to the Company’s accounting treatment of the gain in the estimated accounting cost basis of its intangible assets resulting from the non-monetary exchange of its narrowband licenses for broadband licenses.

Restatement

As disclosed in the Current Report on Form 8-K dated February 3, 2022, in connection with the preparation of the Quarterly Report on Form 10-Q for the quarter ended December 31, 2021 (“Q3 FY 22 Quarterly Report”), the Company determined that it incorrectly excluded the gain in the value of its intangible assets following the non-monetary exchange of the Company’s narrowband licenses for broadband licenses in August 2021 upon approval of the exchange by the Federal Communications Commission. The Company should have recorded the newly received broadband licenses at their estimated accounting cost basis and recognized the difference between the estimated accounting cost basis of the broadband licenses obtained and the carrying value of the narrowband licenses relinquished as a gain on disposal of intangible assets.

The Company has determined that its intangible assets should have increased by approximately $10.2 million as a result of this exchange, with a corresponding gain on disposal of the intangible assets. See Note 2 to the Consolidated Financial Statements included in Item 1 of this Form 10-Q/A for additional information and a reconciliation of the previously reported amounts to the restated amounts.

Internal Control over Financial Reporting

Management has reassessed its evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2021. As a result of this reassessment, management has concluded that the Company did not maintain effective controls and procedures due to a material weakness in the Company’s internal control over financial reporting that existed at that date. For a description of the material weakness in internal control over financial reporting and the remedial actions taken, and to be taken, to address and resolve the material weakness, see Part I, Item 4. “Controls and Procedures” of this Form 10-Q/A.

Items Amended in this Filing

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing, as amended, in its entirety; however, this Form 10- Q/A amends and restates the following Items of the Original Filing to the extent necessary to reflect the adjustments discussed above and to make corresponding revisions to the Company’s financial data cited elsewhere in this Form 10-Q/A:

-Part I, Item 1 – Financial Statements

-Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

-Part I, Item 4 – Controls and Procedures

-Part II, Item 1a – Risk Factors

-Part II, Item 6 – Exhibits

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

Anterix Inc.

FORM 10-Q/A

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

PART I. FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements (As restated)

Anterix Inc.

Consolidated Balance Sheets

(dollars in thousands, except share data)

	September 30, 2021 (As restated)	March 31, 2021
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$100,866	$117,538
Accounts receivable	—	4
Prepaid expenses and other current assets	5,514	3,508
Total current assets	106,380	121,050
Property and equipment, net	3,049	3,574
Right of use assets, net	4,522	5,100
Intangible assets	141,116	122,117
Other assets	1,657	1,214
Total assets	$256,724	$253,055
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$4,685	$6,256
Due to related parties	120	152
Operating lease liabilities	1,432	1,470
Deferred revenue	737	737
Total current liabilities	6,974	8,615
Noncurrent liabilities
Operating lease liabilities	4,903	5,601
Contingent liability	20,000	20,000
Deferred revenue	7,319	2,246
Deferred income tax	3,506	3,209
Other liabilities	743	876
Total liabilities	43,445	40,547
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized and no shares outstanding at September 30, 2021 and March 31, 2021	—	—
Common stock, $0.0001 par value per share, 100,000,000 shares authorized and 18,333,721 shares issued and outstanding at September 30, 2021 and 17,669,905 shares issued and outstanding at March 31, 2021	2	2
Additional paid-in capital	487,366	472,854
Accumulated deficit	(274,089)	(260,348)
Total stockholders' equity	213,279	212,508
Total liabilities and stockholders' equity	$256,724	$253,055

See accompanying notes to consolidated financial statements.

Anterix Inc.

Consolidated Statements of Operations

(dollars in thousands, except share data)

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
	(As restated)		(As restated)
Operating revenues
Service revenue	$—	$66	$—	$140
Spectrum revenue	182	182	364	364
Total operating revenues	182	248	364	504
Operating expenses
Direct cost of revenue (exclusive of depreciation and amortization)	—	515	—	1,063
General and administrative	9,825	13,955	19,555	21,499
Sales and support	993	693	2,048	1,394
Product development	930	988	1,933	1,789
Depreciation and amortization	257	1,190	535	2,398
Restructuring costs	—	8	—	21
Impairment of long-lived assets	112	—	127	29
Total operating expenses	12,117	17,349	24,198	28,193
(Gain)/loss from disposal of intangible assets, net	(10,230)	(829)	(10,230)	3,849
(Gain)/loss from disposal of long-lived assets, net	16	(5)	19	(6)
Loss from operations	(1,721)	(16,267)	(13,623)	(31,532)
Interest income	20	31	46	72
Other income	62	113	134	222
(Loss)/income on equity method investment	—	(12)	—	(16)
Loss before income taxes	(1,639)	(16,135)	(13,443)	(31,254)
Income tax expense	152	145	298	156
Net loss	$(1,791)	$(16,280)	$(13,741)	$(31,410)
Net loss per common share basic and diluted	$(0.10)	$(0.94)	$(0.77)	$(1.82)
Weighted-average common shares used to compute basic and diluted net loss per share	17,876,440	17,350,386	17,951,885	17,279,349

See accompanying notes to consolidated financial statements.

Anterix Inc.

Consolidated Statement of Stockholders’ Equity

(dollars and shares in thousands)

(Unaudited)

	Number of Shares

	Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total
Balance at June 30, 2021	18,038	$2	$481,521	$(272,298)	$209,225
Equity based compensation*	112	—	3,221	—	3,221
Equity payment of prior year accrued employee related expenses	—	—	—	—	—
Stock option exercises	206	—	3,932	—	3,932
Shares withheld for taxes	(22)	—	(1,308)	—	(1,308)
Net loss (As restated)	—	—	—	(1,791)	(1,791)
Balance at September 30, 2021(As restated)	18,334	$2	$487,366	$(274,089)	$213,279

Balance at March 31, 2021	17,670	$2	$472,854	$(260,348)	$212,508
Equity based compensation*	185	—	6,516	—	6,516
Equity payment of prior year accrued employee related expenses	—	—	—	—	—
Stock option exercises	501	—	9,304	—	9,304
Shares withheld for taxes	(22)	—	(1,308)	—	(1,308)
Net loss (As restated)	—	—	—	(13,741)	(13,741)
Balance at September 30, 2021(As restated)	18,334	$2	$487,366	$(274,089)	$213,279

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

Anterix Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Six months ended September 30,
	2021	2020
	(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,741)	$(31,410)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	535	2,398
Non-cash compensation expense attributable to stock awards	6,516	10,573
Deferred income taxes	298	156
(Gain)/loss from disposal of intangible assets	(10,230)	3,849
(Gain)/loss on disposal of long-lived assets, net	19	(6)
Impairment of long-lived assets	127	29
Loss/(income) on equity method investment	—	16
Changes in operating assets and liabilities
Accounts receivable	4	2
Prepaid expenses and other assets	701	(163)
Right of use assets	578	841
Accounts payable and accrued expenses	(1,572)	505
Due to related parties	(32)	4
Restructuring reserve	—	(547)
Operating lease liabilities	(735)	(961)
Deferred revenue	5,073	(369)
Other liabilities	(133)	342
Net cash used by operating activities	(12,592)	(14,741)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible assets, including refundable deposits	(11,866)	(7,829)
Purchases of equipment	(209)	(205)
Net cash used by investing activities	(12,075)	(8,034)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	9,304	1,532
Payments of withholding tax on net issuance of restricted stock	(1,308)	—
Net cash provided by financing activities	7,996	1,532
Net change in cash and cash equivalents	(16,671)	(21,243)
CASH AND CASH EQUIVALENTS
Beginning of the period	117,538	137,453
End of the period	$100,866	$116,210
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period:
Taxes paid	$7	$33
Non-cash investing activity:
Network equipment provided in exchange for wireless licenses	$53	$23
Non-cash financing activities:
Equity payment of prior year accrued employee related expenses	$—	$1,537

See accompanying notes to consolidated financial statements.

Anterix Inc.

Notes to Consolidated Financial Statements

(Unaudited) (As Restated)

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

2.     Restatement of Previously Issued Financial Statements

In connection with the preparation of the Q3 FY 22 Quarterly Report, the Company determined that it incorrectly excluded the gain in the value of its intangible assets following the non-monetary exchange of the Company’s narrowband licenses for broadband licenses in August 2021 upon approval of exchange by the Federal Communications Commission. The Company should have recorded the newly received broadband licenses at their estimated accounting cost basis and recognized the difference between the estimated accounting cost basis of the broadband licenses obtained and the carrying value of the narrowband licenses relinquished as a gain on disposal of intangible assets. Refer to Note 5 for further discussion on the exchange of the new broadband licenses.

The table below sets forth the Consolidated Balance Sheet, including the balances originally reported, the adjustments and the as restated balances for the quarterly period ended September 30, 2021 (in thousands):

	For the period ended September 30, 2021
	As Originally Reported	Impact of Prior Period Errors	As Revised
Consolidated Balance Sheet
Intangible assets	$130,886	$10,230	$141,116
Accumulated deficit	(284,319)	10,230	(274,089)

The table below sets forth the Consolidated Statements of Operations, including the balances originally reported, the adjustments and the as restated balances for the three and six months ended September 30, 2021 (in thousands, except per share data):

	Three Months ended September 30, 2021
	As Originally Reported	Impact of Prior Period Errors	As Revised
Consolidated Statement of Operation
(Gain)/loss from disposal of intangible assets, net	$—	$(10,230)	$(10,230)
Net loss	(12,021)	10,230	(1,791)
Net loss per common share basic and diluted	(0.67)	0.57	(0.10)

	Six Months ended September 30, 2021
	As Originally Reported	Impact of Prior Period Errors	As Revised
Consolidated Statement of Operation
(Gain)/loss from disposal of intangible assets, net	$—	$(10,230)	$(10,230)
Net loss	(23,971)	10,230	(13,741)
Net loss per common share basic and diluted	(1.34)	0.57	(0.77)

The table below sets forth the Consolidated Statement of Stockholders’ Equity, including the balance originally reported, the adjustments and the as restated balance for the quarterly period ended September 30, 2021 (in thousands):

	Accumulated Deficit	Total Stockholder’s Equity

Balance at September 30, 2021 (as originally reported)	$(284,319)	$203,049
Adjustments	10,230	10,230
Balance at September 30, 2021 (as restated)	(274,089)	213,279

The table below sets forth the Consolidated Statements of Cash Flows, including the balance originally reported, the adjustments and the as restated balance for the six months ended September 30, 2021 (in thousands):

	Six Months ended September 30, 2021
	As Originally Reported	Impact of Prior Period Errors	As Revised
Consolidated Statement of Cash Flows
Net loss	$(23,971)	$10,230	$(13,741)
(Gain)/loss from disposal of intangible assets	—	(10,230)	(10,230)

In addition to the restated consolidated financial statements, the information contained in Note 5 – Intangibles has been amended and restated.

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

4.     Revenue

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

5.     Intangible Assets (As restated)

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

During the six months ended September 30, 2021, the Company acquired wireless licenses for cash consideration of $8.8 million, after receiving FCC approval, of which $6.8 million was spent on licenses acquired by entering into agreements with several third parties in multiple U.S. markets and $2.0 million was paid to the U.S. Treasury for Anti-Windfall payments, i.e. payments to secure the broadband channels to cover any shortfall of channels needed in a given county to reach the requisite 240 channels to be surrendered to secure a broadband license for such county, for 12 U.S. counties. As of September 30, 2021 and March 31, 2021, the Company recorded initial deposits to incumbents amounting to approximately $5.4 million and $2.3 million, respectively, that are refundable if the FCC does not approve the sale of the spectrum. Of the $5.4 million initial refundable deposit balance as of September 30, 2021, $4.8 million was included in prepaid expenses and other current assets and the remaining $0.6 million in other assets in the Consolidated Balance Sheets. Of the $2.3 million initial refundable deposit balance as of March 31, 2021, $1.9 million was included in prepaid expenses and other current assets and the remaining $0.5 million in other assets in the Consolidated Balance Sheets.

In August 2021, the Company applied for, and was granted by the FCC, broadband licenses for 12 counties. The Company recorded the new broadband licenses at their estimated accounting cost basis of approximately $13.6 million. In connection with receiving the broadband licenses, the Company disposed of $3.4 million related to the value ascribed to the narrowband licenses it relinquished to the FCC for the same 12 counties. The total carrying value of these narrowband licenses included the cost to acquire the original narrowband licenses, Anti-Windfall payments paid to cover the shortfall in each county and the clearing costs. As a result of the exchange of narrowband licenses for broadband licenses, the Company recorded a gain on disposal of intangible assets of $10.2 million, for the six months ended September 30, 2021.

Intangible assets consist of the following at September 30, 2021 (as restated) and March 31, 2021 (in thousands):

Wireless Licenses
Balance at March 31, 2021	$122,117
Acquisitions	8,769
Exchanges - broadband licenses received	13,611
Exchanges - narrowband licenses surrendered	(3,381)
Balance at September 30, 2021 (As restated)	$141,116

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

9.     Income Taxes (As restated)

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

For the six months ended September 30, 2021, the Company incurred federal and state net operating losses of approximately $35.2 million and $28.4 million, respectively, to offset future taxable income, of which $45.0 million can be carried forward indefinitely, but can only offset 80% of taxable income when used.

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

11.     Contingencies

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

13.     Business Concentrations

For the three and six months ended September 30, 2021, the Company’s operating revenue was entirely from the upfront, fully-paid fee received from Motorola, as discussed in Note 4 to the Consolidated Financial Statements in this Form 10-Q/A. For the three and six months ended September 30, 2020, the Company had one Tier 1 domestic carrier and one reseller that accounted for approximately 21% of total operating revenues, respectively.

As of September 30, 2021, the Company does not have an outstanding accounts receivable balance. As of March 31, 2021, the Company had one Tier 1 domestic carrier that accounted for the entire total accounts receivable.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations (As restated)

This discussion and analysis of the financial condition and results of operations of Anterix Inc. (“Anterix,” the “Company”, “we”, “us”, or “our”) should be read in conjunction with our financial statements and notes thereto included in this Amendment No. 1 to Quarterly Report on Form 10-Q (the ”Form 10-Q/A”) and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on June 15, 2021 (the “Annual Report”). In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those identified or referenced in “Item 1A—Risk Factors” in Part II of this Form 10-Q/A. As a result, investors are urged not to place undue reliance on any forward-looking statements. Except to the limited extent required by applicable law, we do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of the this Form 10-Q/A.

Explanatory Note

This Form 10-Q/A amends and restates our unaudited consolidated financial statements and related disclosures in Part I, Item 1, “Financial Statements” for the three and six months ended September 30, 2021 to reflect the correction of an accounting error discussed in Note 2 to our unaudited consolidated financial statements. Accordingly, we have amended the following Management’s Discussion and Analysis of Financial Condition and Results of Operations to the extent necessary to reflect the correction of this accounting error.

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

The Report and Order was published in the Federal Register on July 16, 2020 and became effective on August 17, 2020.

Results of Operations

Comparison of the three and six months ended September 30, 2021 (as restated) and 2020

The following tables set forth our results of operations for the three and six months ended September 30, 2021 (as restated) (“Fiscal 2022”) and 2020 (“Fiscal 2021”). The period-to-period comparison of financial results is not necessarily indicative of the financial results we will achieve in future periods.

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

Operating revenues decreased by $0.1 million, or 27%, to $0.2 million for the three months ended September 30, 2021 from $0.3 million for the three months ended September 30, 2020. For the six months ended September 30, 2021, operating revenue decreased by $0.1 million, or 28%, to $0.4 million from $0.5 million for the six months ended September 30, 2020. The decrease in our operating revenues was attributable to the transfer of our TeamConnect customers to A BEEP and Goosetown as part of our December 2018 restructuring efforts as discussed in Note 4 to the Consolidated Financial Statements in this Form 10-Q/A, as well as the loss of customers in our historical pdvConnect business.

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

Direct cost of revenue. Direct cost of revenue decreased by $0.5 million, or 100%, for the three months ended September 30, 2021 from $0.5 million for the three months ended September 30, 2020. For the six months ended September 30, 2021, direct cost of revenue decreased by $1.1 million, or 100%, to $0 from $1.1 million for the six months ended September 30, 2020. The decreases in the three and six months ended September 30, 2021 primarily resulted from lower support costs related to the transfer of pdvConnect customers to the LLC as part of our December 2018 restructuring efforts as discussed in Note 4 to the Consolidated Financial Statements in this Form 10-Q/A.

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

(Gain)/loss from disposal of intangible assets

	Three months ended September 30,		Aggregate Change		Six months ended September 30,		Aggregate Change

(in thousands)	2021	2020	2021 from 2020		2021	2020	2021 from 2020
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
	(As restated)				(As restated)
(Gain)/loss from disposal of intangible assets, net	$(10,230)	$(829)	$(9,401)	1134%	$(10,230)	$3,849	$(14,080)	-366%

In August 2021, we exchanged our narrowband licenses for broadband licenses in 12 counties. In connection with the exchange, we recorded an estimated accounting cost basis of $13.6 million for the new broadband licenses and disposed of $3.4 million related to the value ascribed to the narrowband licenses we relinquished to the FCC for those same 12 counties. As a result, we recorded a $10.2 million gain from disposal of the intangible assets in the Consolidated Statements of Operations for the three and six months ended September 30, 2021. Refer to Note 5 to the Consolidated Financial Statements in this Form 10-Q/A for further discussion on the exchanges.

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

On March 27, 2020, the Coronavirus Aid Relief and Economic Security (“CARES”) Act was signed into law. The new CARES Act modified Section 172(b)(1)(A) of the Internal Revenue Code to state that NOL arising in a taxable year beginning before January 1, 2018, is carried forward 20 years provided that a carryback claim is not affected.  From this adjusted provision, our March 31, 2018 NOL carryforward changed from an indefinite life to a 20-year life. We used a discrete effective tax rate method to calculate taxes for the three and six months ended September 30, 2020. We determined that applying an estimate of the annual effective tax rate would not provide a reasonable estimate as small changes in estimated “ordinary” loss would result in significant changes in the estimated annual effective tax rate.  Accordingly, for the three and six months ended September 30, 2020, we recorded a total deferred tax expense of $0.1 million and $0.2 million, respectively, due to the inability to use some portion of federal and state NOL carryforwards against the deferred tax liability created by amortization of indefinite-lived intangibles.

Liquidity and Capital Resources

At September 30, 2021, we had cash and cash equivalents of $100.9 million.

Cash Flows from Operating, Investing and Financing Activities

	Six months ended September 30,
(in thousands)	2021	2020
	(Unaudited)	(Unaudited)
	(As restated)
Net cash used by operating activities	$(12,592)	$(14,741)
Net cash used by investing activities	$(12,075)	$(8,034)
Net cash provided by financing activities	$7,996	$1,532

Net cash used by operating activities. Net cash used in operating activities was $12.6 million for the six months ended September 30, 2021, as compared to $14.7 million for the six months ended September 30, 2020. The majority of net cash used by operating activities during the six months ended September 30, 2021 resulted from a net loss of $13.7 million, gain on disposal of intangible assets of $10.2 million and a decrease in accounts payable and accrued expenses by $1.6 million, partially offset by non-cash stock-based compensation of $6.5 million and deferred revenue of $5.1 million. The majority of net cash used by operating activities during the six months ended September 30, 2020 resulted from our net loss of $31.4 million partially offset by non-cash stock-based compensation of $10.6 million, loss from disposal of intangible assets of $3.8 million and depreciation of $2.4 million.

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

We believe our cash and cash equivalents on hand will be sufficient to meet our financial obligations through at least the next 12 months. As noted above, our future capital requirements will depend on a number of factors, including among others, the costs and timing of securing broadband licenses, including our spectrum retuning activities, spectrum acquisitions and the Anti-Windfall Payments to the U.S. Treasury, and our operating activities and any revenues we generate through our commercialization activities. We will deploy this capital at our determined pace based on several key ongoing factors, including customer demand, market opportunity, and offsetting income from spectrum leases. As we cannot predict the duration or scope of the COVID-19 pandemic and its impact on our targeted customers, the potential negative financial impact to our results of operations and financial condition cannot be reasonably estimated. We are actively managing the business to maintain our cash flow and believe that we currently have adequate liquidity. To implement our business plans and initiatives, however, we may need to raise additional capital. We cannot predict with certainty the exact amount or timing for any future capital raises. See “Risk Factors” in Item 1A of Part II of this Form 10-Q/A for a reference to the risks and uncertainties that could cause our costs to be more than we currently anticipate and/or our revenue and operating results to be lower than we currently anticipate. If required, we intend to raise additional capital through debt or equity financings, including pursuant to our Shelf Registration Statement, or through some other financing arrangement. However, we cannot be sure that additional financing will be available if and when needed, or that, if available, we can obtain financing on terms favorable to our stockholders and to us. Any failure to obtain financing when required will have a material adverse effect on our business, operating results, financial condition and liquidity.

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

Item 4. Controls and Procedures (As restated)

Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report at the time we filed our Original Report with the SEC on November 3, 2021. Based on that evaluation, our management, including our President and Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of such period.

Subsequent to the evaluation made in connection with the Original Filing, our management, including our President and Chief Executive Officer and our Chief Financial Officer, reassessed the effectiveness of the design and operation of our disclosure controls and procedures in connection with the restatement described in Note 2 to the financial statements in this Form 10-Q/A. Based on this reassessment, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021 because of a material weakness in our internal control over financial reporting which existed at that date and is discussed below.

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Material Weakness and Remediation

Subsequent to filing the Original Filing, an error was discovered related to our interpretation and application of the accounting for our intangible assets following the non-monetary exchange of our narrowband licenses for broadband licenses. This error, which was not detected timely by management, was the result of an inadequate design of controls pertaining to the identification, review, analysis and recording of transactions involving our intangible assets, more specifically, non-monetary exchanges of our narrowband licenses for broadband licenses. The deficiency represents a material weakness in our internal control over financial reporting.

Management has taken steps and is actively engaged in taking additional steps to remediate the material weakness. The remediation plan includes the implementation of new controls designed to identify, review and analyze transactions involving the value of our intangible assets in a timely manner, such as:

(i)conduct more frequent meetings to inquire about license exchanges and automated system notifications to identify new transactions;

(ii)review applicable inputs regarding the accounting cost basis of broadband licenses and the carrying value of the narrowband licenses with internal experts as the exchanges occur; and

(iii) analyze inputs to calculate and timely record gain or loss in accordance with all the relevant authoritative accounting guidance.

Management believes the measures described above and others that may be implemented will remediate the material weakness identified. As management continues to evaluate and improve our internal control over financial reporting, we may decide to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures identified. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our President and Chief Executive Officer and our Chief Financial Officer, concluded that, no changes in our internal control over financial reporting occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors. (As restated)

In evaluating us and our common stock, we urge you to carefully consider the risks (including those disclosed below) and other information in this Form 10-Q/A as well as the risk factors disclosed in our Annual Report and on our Original Filing. There have been no material changes from the risk factors as previously disclosed in our Annual Report and our Original Filing, except as noted below. Any of the risks discussed in this Form 10-Q/A, our Annual Report and our Original Filing, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

If we fail to implement and maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial results, which would materially and adversely affect our value and our ability to raise any required capital in the future.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We discovered in the past and may discover in the future areas of our internal controls that need improvement or additional documentation. For example, in connection with preparing our financial statements for the quarter ended June 30, 2018, we determined that we incorrectly interpreted the effective date of a change in the accounting treatment of our NOLs in accordance with the new tax law provisions in the Tax Cuts and Jobs Act of 2017. This error was the result of an inadequate design of controls pertaining to our review and analysis of changing tax legislation, which represented a material weakness in our internal control over financial reporting and disclosure controls. As a result, we filed restated financial statements for the quarterly period ended December 31, 2017 and for the year ended March 31, 2018. In addition, in preparing our Annual Report on Form 10-K for the year ended March 31, 2019, we determined that we had improper segregation of duties and other design gaps caused by user access deficiencies within the design of our information technology controls that support our financial reporting processes, and that this deficiency represented a material weakness in our internal control over financial reporting. As of March 31, 2020, we had remediated both of these material weaknesses. Additionally, in connection with preparing our Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, we determined that our controls and procedures were not effective as the result of a material weakness in our internal control over financial reporting related to the identification, review, analysis and recording of transactions involving our intangible assets, more specifically, non-monetary exchanges of our narrowband licenses for broadband licenses. Management has taken steps and is actively engaged in taking additional steps to remediate the material weakness. The remediation plan includes the implementation of new controls designed to identify, review and analyze transactions involving the value of our intangible assets in a timely manner, such as: (i) conduct more frequent meetings to inquire about license exchanges and automated system notifications to identify new transactions; (ii) review applicable inputs regarding the accounting cost basis of broadband licenses and the carrying value of the narrowband licenses with internal experts as the exchanges occur; and (iii) analyze inputs to calculate and timely record gain or loss in accordance with all the relevant authoritative accounting guidance. As management continues to evaluate and improve our internal control over financial reporting, we may decide to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures identified. This material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded through testing, that these controls are operating effectively.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits. (As restated)

Exhibit No.	Description of Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2(2)	Certificate of Amendment No. 1 of Amended and Restated Certificate of Incorporation of the Company.
3.3(3)	Certificate of Amendment No. 2 of Amended and Restated Certificate of Incorporation of the Company.
3.4(4)	Amended and Restated Bylaws of the Company.
3.5(5)	Amendment No. 1 to the Amended and Restated Bylaws of the Company.
4.1(6)	Form of Common Stock Certificate of the Company.
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

(3)Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36827), filed with the SEC on August 6, 2019.

(4)Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36827), filed with the SEC on June 27, 2017.

(5)Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36827), filed with the SEC on May 8, 2020.

(6)Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-201156), filed with the SEC on December 19, 2014.

#Filed herewith.

*The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Amendment No. 1 to Quarterly Report on Form 10-Q/A and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

Anterix Inc.

Date: February 3, 2022	/s/ Robert H. Schwartz
Robert H. Schwartz
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 3, 2022	/s/ Timothy A. Gray
Timothy A. Gray
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)