Form 10-Q
period 2021-12-31
Anterix Inc.
filed 2022-02-03
CIK 1304492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________

FORM 10-Q

____________________________________

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

At January 31, 2022, 18,374,938 shares of the registrant’s common stock were outstanding.

Anterix Inc.

FORM 10-Q

For the quarterly period ended December 31, 2021

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) includes statements of our expectations, intentions, plans, and beliefs that constitute “forward-looking statements.” These forward-looking statements are principally, but not solely, contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements include, but are not limited to, statements about our strategies, plans, objectives, expectations, intentions, expenditures and assumptions and other statements contained herein that are not historical facts. Our forward-looking statements are generally, but not always, accompanied by words such as, but not limited to, “aim,” “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend” “may,” “might,” “ongoing,” “plan,” “possible,” “project,” “predict,” “potential,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or phrases, or the negative of those expressions or phrases, or other words that convey the uncertainty of future events or outcomes, which are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We have based these forward-looking statements on our current expectations and projections and related assumptions, about future events and financial trends. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause our actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. Many of these risks, uncertainties and other factors are beyond our ability to control, influence, or predict. The most significant of these risks, uncertainties and other factors are described in “Item 1A—Risk Factors” in Part II of this Quarterly Report and in our Annual Report on Form 10-K for the year ended March 31, 2021, filed with the SEC on June 15, 2021. As a result, investors are urged not to place undue reliance on any forward-looking statements. These forward-looking statements reflect our views and assumptions only as of the date such forward-looking statements were made. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

Anterix Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2021	March 31, 2021
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$127,764	$117,538
Accounts receivable	—	4
Prepaid expenses and other current assets	7,269	3,508
Total current assets	135,033	121,050
Property and equipment, net	2,640	3,574
Right of use assets, net	4,256	5,100
Intangible assets	144,449	122,117
Other assets	1,675	1,214
Total assets	$288,053	$253,055
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$6,784	$6,256
Due to related parties	160	152
Operating lease liabilities	1,450	1,470
Deferred revenue	1,478	737
Total current liabilities	9,872	8,615
Noncurrent liabilities
Operating lease liabilities	4,534	5,601
Contingent liability	20,000	20,000
Deferred revenue	53,535	2,246
Deferred income tax	3,919	3,209
Other liabilities	569	876
Total liabilities	92,429	40,547
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized and no shares outstanding at December 31, 2021 and March 31, 2021	—	—
Common stock, $0.0001 par value per share, 100,000,000 shares authorized and 18,364,688 shares issued and outstanding at December 31, 2021 and 17,669,905 shares issued and outstanding at March 31, 2021	2	2
Additional paid-in capital	495,465	472,854
Accumulated deficit	(299,843)	(260,348)
Total stockholders’ equity	195,624	212,508
Total liabilities and stockholders’ equity	$288,053	$253,055

See accompanying notes to consolidated financial statements.

Anterix Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020
Operating revenues
Service revenue	$—	$53	$—	$193
Spectrum revenue	385	183	749	547
Total operating revenues	385	236	749	740
Operating expenses
Direct cost of revenue (exclusive of depreciation and amortization)	5	543	5	1,606
General and administrative	10,219	8,806	29,774	30,326
Sales and support	1,263	676	3,311	2,070
Product development	893	1,244	2,826	3,033
Depreciation and amortization	323	1,020	996	3,418
Impairment of long-lived assets	—	11	—	40
Total operating expenses	12,703	12,300	36,912	40,493
(Gain)/loss from disposal of intangible assets, net	—	—	(10,230)	3,849
Loss/(gain) from disposal of long-lived assets, net	57	—	111	(6)
Loss from operations	(12,375)	(12,064)	(26,044)	(43,596)
Interest income	9	27	55	99
Other income	63	110	197	332
Loss on equity method investment	—	(7)	—	(23)
Loss before income taxes	(12,303)	(11,934)	(25,792)	(43,188)
Income tax expense	412	155	710	311
Net loss	$(12,715)	$(12,089)	$(26,502)	$(43,499)
Net loss per common share basic and diluted	$(0.69)	$(0.69)	$(1.47)	$(2.51)
Weighted-average common shares used to compute basic and diluted net loss per share	18,313,193	17,492,539	18,072,904	17,350,671

See accompanying notes to consolidated financial statements.

Anterix Inc.

Consolidated Statement of Stockholders’ Equity

(in thousands)

(Unaudited)

	Number of Shares

	Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total
Balance at September 30, 2021	18,334	$2	$488,366	$(275,135)	$213,233
Equity based compensation*	22	—	3,631	—	3,631
Stock option exercises	211	—	3,618	—	3,618
Shares withheld for taxes	(2)	—	(150)	—	(150)
Retirement of common stock	(200)	—	—	(11,993)	(11,993)
Net loss	—	—	—	(12,715)	(12,715)
Balance at December 31, 2021	18,365	$2	$495,465	$(299,843)	$195,624

Balance at March 31, 2021	17,670	$2	$472,854	$(260,348)	$212,508
Equity based compensation*	207	—	10,147	—	10,147
Stock option exercises	732	—	13,922	—	13,922
Shares withheld for taxes	(24)	—	(1,458)	—	(1,458)
Retirement of common stock	(220)	—	—	(12,993)	(12,993)
Net loss	—	—	—	(26,502)	(26,502)
Balance at December 31, 2021	18,365	$2	$495,465	$(299,843)	$195,624

* includes restricted shares issued.

See accompanying notes to consolidated financial statements.

Anterix Inc.

Consolidated Statement of Stockholders’ Equity

(in thousands)

(Unaudited)

	Number of Shares

	Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total
Balance at September 30, 2020	17,487	$2	$464,620	$(237,324)	$227,298
Equity based compensation*	23	—	2,672	—	2,672
Equity payment of prior year accrued employee related expenses	4	—	—	—	—
Stock option exercises	70	—	1,286	—	1,286
Net loss	—	—	—	(12,089)	(12,089)
Balance at December 31, 2020	17,584	$2	$468,578	$(249,413)	$219,167

Balance at March 31, 2020	17,185	$2	$450,978	$(205,914)	$245,066
Equity based compensation*	229	—	13,245	—	13,245
Equity payment of prior year accrued employee related expenses	28	—	1,537	—	1,537
Stock option exercises	142	—	2,818	—	2,818
Net loss	—	—	—	(43,499)	(43,499)
Balance at December 31, 2020	17,584	$2	$468,578	$(249,413)	$219,167

* includes restricted shares issued.

See accompanying notes to consolidated financial statements.

Anterix Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(26,502)	$(43,499)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	996	3,418
Non-cash compensation expense attributable to stock awards	10,047	13,245
Deferred income taxes	710	311
(Gain)/loss from disposal of intangible assets	(10,230)	3,849
Loss/(gain) on disposal of long-lived assets, net	111	(6)
Impairment of long-lived assets	—	40
Loss on equity method investment	—	23
Changes in operating assets and liabilities
Accounts receivable	4	42
Prepaid expenses and other assets	(115)	(639)
Right of use assets	844	1,102
Accounts payable and accrued expenses	528	3,838
Due to related parties	8	11
Restructuring reserve	—	(600)
Operating lease liabilities	(1,087)	(1,289)
Deferred revenue	52,030	(551)
Other liabilities	(307)	36
Net cash provided by (used in) operating activities	27,037	(20,669)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible assets, including refundable deposits	(16,030)	(10,882)
Purchases of equipment	(252)	(234)
Net cash used in investing activities	(16,282)	(11,116)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	12,922	2,818
Repurchase of common stock	(11,993)	—
Payments of withholding tax on net issuance of restricted stock	(1,458)	—
Net cash (used in) provided by financing activities	(529)	2,818
Net change in cash and cash equivalents	10,226	(28,967)
CASH AND CASH EQUIVALENTS
Beginning of the period	117,538	137,453
End of the period	$127,764	$108,486
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period:
Taxes paid	$7	$36
Non-cash investing activity:
Network equipment provided in exchange for wireless licenses	$79	$23
Non-cash financing activities:
Shares surrendered from stock option exercises	$1,000	$—
Equity payment of prior year accrued employee related expenses	—	1,537

See accompanying notes to consolidated financial statements.

Anterix Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.     Nature of Operations and Basis of Presentation

Anterix Inc. (the “Company”) is a wireless communications company focused on commercializing its spectrum assets to enable its targeted utility and critical infrastructure customers to deploy private broadband networks, technologies and solutions. The Company is the largest holder of licensed spectrum in the 900 MHz band (896-901/935-940 MHz) with nationwide coverage throughout the contiguous United States, Hawaii, Alaska and Puerto Rico. On May 13, 2020, the Federal Communications Commission (the “FCC”) approved the Report and Order to modernize and realign the 900 MHz band to increase its usability and capacity by allowing it to be utilized for the deployment of broadband networks, technologies and solutions (the “Report and Order”). The Report and Order was published in the Federal Register on July 16, 2020 and became effective on August 17, 2020. The Company is now engaged in qualifying for and securing broadband licenses from the FCC. At the same time, the Company is pursuing opportunities to lease the spectrum for which broadband licenses are secured to its targeted utility and critical infrastructure customers.

The Company was originally incorporated in California in 1997 and reincorporated in Delaware in 2014. In November 2015, the Company changed its name from Pacific DataVision, Inc. to pdvWireless, Inc. In August 2019, the Company changed its name from pdvWireless, Inc. to Anterix Inc. The Company maintains offices in Woodland Park, New Jersey and McLean, Virginia.

Business Developments

In December 2020, the Company entered into its first long-term lease agreement of 900 MHz spectrum authorized for broadband use (“900 MHz Broadband Spectrum”), with Ameren Corporation (“Ameren”), (the “Ameren Agreements”). The Ameren Agreements will enable Ameren to deploy a private LTE network in its service territories in Missouri and Illinois, covering approximately 7.5 million people. Each Ameren Agreement is for a term of up to 40 years, consisting of an initial term of 30 years, with a 10-year renewal option for an additional payment. The scheduled prepayments for the 30-year initial terms of the Ameren Agreements total $47.7 million, of which $0.3 million was received by the Company in February 2021, $5.4 million in September 2021 and $17.2 million in October 2021. See Note 2 Revenue for further discussion on the Ameren Agreements.

In September 2021, the Company entered into a long-term lease agreement of 900 MHz Broadband Spectrum with Evergy Services, Inc. (“Evergy”), (the “Evergy Agreement”). The Evergy service territories covered by the Evergy Agreement are in Kansas and Missouri with a population of approximately 3.9 million people. The Evergy Agreement is for a term of up to 40 years, comprised of an initial term of 20 years with two 10-year renewal options for additional payments. Prepayment in full of the $30.2 million for the 20-year initial term, which was due and payable within thirty (30) days after execution of the Evergy Agreement, was received by the Company in October 2021. See Note 2 Revenue for further discussion on the Evergy Agreement.

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

Because certain information and footnote disclosures have been condensed or omitted, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021, filed with the SEC on June 15, 2021 (the “2021 Annual Report”). In the Company’s opinion all normal and recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. The Company believes that the disclosures made in the unaudited consolidated interim financial statements are adequate to make the information not misleading. The results of operations for the interim periods presented are not necessarily indicative of the results for the year. The Company is also required to make certain estimates and assumptions that affect the report amounts. These estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the financial statements in the applicable period. Accordingly, actual results could materially differ from those estimates.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, including PDV Spectrum Holding Company, LLC formed in April 2014. All significant intercompany accounts and transactions have been eliminated in consolidation.

Summary of Significant Accounting Policies

Retirement of common stock

From time to time, the Company may acquire its common stock through share repurchases or option exercise swaps and return these shares to authorized and unissued. If the Company elects to retire these shares, the Company’s policy is to allocate a portion of the repurchase price to par value of common stock with the excess over par value allocated to accumulated deficit.

Correction of Immaterial Errors

Stock-based compensation

In connection with preparing its financial statements for the year ended March 31, 2021, the Company determined that it incorrectly presented stock-based compensation in its Consolidated Statement of Operations for the three and nine months ended December 31, 2020.

The Company previously reported stock compensation expense as a separate line item in the Consolidated Statement of Operations. Stock compensation expense should have been included in the same income statement line or lines as the cash compensation paid to the individuals receiving the stock-based awards such as general and administrative costs, product development and sales and support.

The following table is a comparison of the reported results of operations for the three and nine months ended December 31, 2020, as a result of the correction of immaterial errors (in thousands):

	For the Three months ended December 31, 2020
	As Originally Reported	Impact of Prior Period Errors	As Revised
Consolidated Statement of Operations
General and administrative*	$6,344	$2,462	$8,806
Product development	1,098	146	1,244
Sales and support	612	64	676
Stock compensation expense	2,672	(2,672)	—

	For the Nine months ended December 31, 2020
	As Originally Reported	Impact of Prior Period Errors	As Revised

General and administrative*	$17,685	$12,641	$30,326
Product development	2,595	438	3,033
Sales and support	1,904	166	2,070
Stock compensation expense	13,245	(13,245)	—

* General and administrative expense includes the reclassification of restructuring costs. Refer to Reclassifications below for further details.

Depreciation, disposals and impairments

In connection with preparing its financial statements for the quarter ended December 31, 2021, the Company determined that it understated depreciation and overstated loss on disposal of long-lived assets in its Consolidated Statement of Operations for the nine months ended December 31, 2021.

In March 2021, the Company classified idled assets as Held for Future Use and suspended the depreciation for these assets. The depreciation should have been recognized evenly over the life of the asset without regard to whether the assets have been placed in service or is in use. Additionally, the Company reported disposals of assets that were in-use and misclassified certain disposals as impairments in the Consolidated Statement of Operations for the nine months ended December 31, 2021.

The following table is a comparison of the results of operations for the nine months ended December 31, 2021, as a result of the correction of immaterial errors (in thousands):

For the Nine months ended December 31, 2021
Impact of Prior Period Errors
Consolidated Statement of Operations
Depreciation and amortization	$138
Impairment of long-lived assets	(127)
Loss/(gain) from disposal of long-lived assets	35
Net loss	46
Net loss per common share basic and diluted	—

Share retirement

In connection with preparing its financial statements for the quarter ended December 31, 2021, the Company determined that it incorrectly presented additional paid-in capital and accumulated deficit in its Consolidated Balance Sheets and Consolidated Statement of Stockholders’ Equity for the period ended June 30, 2021.

The Company previously reported the retirement of shares from a May 2021 option exercise as a reduction to additional paid-in capital. The retirement of shares should have been reported as an increase to accumulated deficit. This transaction was presented in the stock option exercises line within the Consolidated Statement of Stockholders’ Equity. However, the Company should have reported this transaction in a separate line, retirement of common stock, along with the retirement of shares from the Company’s share repurchase program (refer to Note 7 Stockholders’ Equity for further discussion on the Company’s share repurchase program). Additionally, as a result of this error, the Company incorrectly omitted the shares surrendered from stock option exercises non-cash disclosure.

The following table is a comparison of the reported financial position, changes to stockholders’ equity and cash flows as of December 31, 2021, as a result of the correction of immaterial errors (in thousands):

For the period ended December 31, 2021
Impact of Prior Period Errors
Consolidated Balance Sheets
Additional paid-in capital	$1,000
Accumulated deficit	(1,000)

	For the period ended December 31, 2021
	Impact of Prior Period Errors
	Number of Shares Common Stock	Additional paid-in capital	Accumulated deficit
Consolidated Statement of Stockholders’ Equity
Stock option exercises	20	$1,000	$—
Retirement of common stock	(20)	—	(1,000)

Reclassifications

Certain amounts previously reported in the Company’s Consolidated Statement of Operations for prior periods have been reclassified to conform to the presentation within this Quarterly Report on Form 10-Q. The reclassification includes the consolidation of the restructuring costs line into the general and administrative line within the Company’s Consolidated Statement of Operations.

Recently Adopted Accounting Guidance

In December 2019, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Updated (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions and improving the application of existing guidance. The new guidance is effective for annual and interim periods beginning after December 15, 2020. The adoption of ASU 2019-12 on April 1, 2021 did not have a material effect on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, and has subsequently modified several areas of Accounting Standards Codification 326, Financial Instruments – Credit Losses (“ASC 326”), in order to provide additional clarity and improvements. The new standard requires entities to use a Current Expected Credit Loss impairment model based on expected losses rather than incurred losses. Under this model, an entity would recognize an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect from financial assets measured at amortized cost within the scope of the standard. The entity’s estimate would consider relevant information about past events, current conditions and reasonable and supportable forecasts, which will result in recognition of lifetime expected credit losses. As a smaller reporting company, the standard updates will be effective for the Company’s fiscal year beginning April 2023, including interim reporting periods within that fiscal year, although early adoption is permitted. The Company is evaluating the potential impact that ASC 326 and subsequent modifications may have on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standard-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

2.     Revenue

Long-Term Leases of 900 MHz Broadband Spectrum. In December 2020, the Company entered into its first long-term lease agreement of 900 MHz Broadband Spectrum with Ameren. The Ameren Agreements will enable Ameren to deploy a private LTE network in its service territories in Missouri and Illinois, covering approximately 7.5 million people. Each Ameren Agreement is for a term of up to 40 years, consisting of an initial term of 30 years, with a 10-year renewal option for an additional payment. The scheduled prepayments for the 30-year initial terms of the Ameren Agreements total $47.7 million, of which $0.3 million was received by the Company in February 2021, $5.4 million in September 2021 and $17.2 million in October 2021. The prepayments received to date encompass the initial upfront payment(s) due upon signing of the Ameren Agreements and payments for delivery of the relevant 1.4 x 1.4 cleared spectrum in several metropolitan counties throughout Missouri and Illinois, in accordance with the terms of the Ameren Agreements. The remaining prepayments for the 30-year initial term are due by mid-2026, per the terms of the Ameren Agreements and as the Company delivers the relevant cleared 900 MHz Broadband Spectrum and the associated broadband licenses. The Company is working with incumbents to clear the 900 MHz Broadband Spectrum allocation in Ameren’s service territory. In August 2021, the FCC granted the first 900 MHz broadband licenses to the Company for several counties in Ameren’s service territory, for which the Ameren Agreements were also subsequently approved by the FCC. In accordance with ASC 606, the payments of prepaid fees under the Ameren Agreements will be accounted for as deferred revenue on the Company’s Consolidated Balance Sheets and will be recognized ratably as cleared 900 MHz Broadband Spectrum and the associated broadband licenses are delivered by county over the contractual term of approximately 30-years. The Company’s Board approved the Ameren Agreements on April 23, 2021, and Ameren’s board of directors approved the Ameren Agreements on May 6, 2021. The revenue recognized for the three and nine months ended December 31, 2021 was approximately $202,000.

In September 2021, the Company entered into a long-term lease agreement of 900 MHz Broadband Spectrum with Evergy. The Evergy service territories covered by the Evergy Agreement are in Kansas and Missouri with a population of approximately 3.9 million people. The Evergy Agreement is for a term of up to 40 years, comprised of an initial term of 20 years with two 10-year renewal options for additional payments. Prepayment in full of the $30.2 million for the 20-year initial term, which was due and payable within thirty (30) days after execution of the Evergy Agreement, was received by the Company in October 2021. The Evergy Agreement is subject to customary provisions regarding remedies for non-delivery, including refund of amounts paid and termination rights, if Anterix fails to perform its contractual obligations, including failure to deliver the relevant cleared 900 MHz Broadband Spectrum, in accordance with the terms of the Evergy Agreement. The Company is working with incumbents to clear the 900 MHz Broadband Spectrum allocation covered by the Evergy Agreement. Evergy and Anterix obtained all necessary internal approvals prior to executing the Evergy Agreement. The Company expects to recognize revenue from the Evergy Agreement commencing in the first half of fiscal year 2023. In accordance with ASC 606, the payments of prepaid fees under the Evergy Agreement will be accounted for as deferred revenue on the Company’s Consolidated Balance Sheets and will be recognized ratably as cleared 900 MHz Broadband Spectrum and the associated broadband licenses are delivered by county over the contractual term of approximately 20-years.

Service Revenue. The Company has historically derived its service revenue from a fixed monthly recurring unit price per user, with 30-day payment terms, for its pdvConnect and TeamConnect service offerings. As a result of the Company’s restructuring efforts, over two transactions in 2018 and 2020, the Company transferred its TeamConnect and pdvConnect businesses to related and third parties with the Company retaining a certain portion of the recurring revenues from these customers (the “Service Revenue Transfer”). The Company did not recognize any service revenue for the three and nine months ended December 31, 2021. The Company recognized $53,000 and $193,000, respectively, for the three and nine months ended December 31, 2020.

Narrowband Spectrum Revenue. In September 2014, Motorola paid the Company an upfront, fully paid fee of $7.5 million in order to use a portion of the Company’s narrowband spectrum licenses (the “2014 Motorola spectrum agreement”). The payment of the fee is accounted for as deferred revenue on the Company’s Consolidated Balance Sheets and is recognized ratably as the service is provided over the contractual term of approximately ten years. The revenue recognized for the three and nine months ended December 31, 2021 was approximately $183,000 and $547,000, respectively. The revenue recognized for the three and nine months ended December 31, 2020 was approximately $183,000 and $547,000, respectively.

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

For the nine months ended December 31, 2021, the Company incurred commission and stock compensation costs to obtain its long-term 900 MHz Broadband Spectrum lease agreements amounting to approximately $129,000, which was capitalized and will be amortized over the contractual term.

The following table presents the activity for the Company’s contract assets (in thousands):

Contract Assets
Balance at March 31, 2021	$381
Additions	129
Amortization	(3)
Impairment	—
Balance at December 31, 2021	507
Less amount classified as current assets - prepaid expenses and other current assets	(104)
Noncurrent assets - included in other assets	$403

Contract liabilities. Contract liabilities primarily relate to advance consideration received from customers for spectrum services, for which revenue is recognized over time, as the services are performed. These contract liabilities are recorded as deferred revenue on the balance sheet.

The following table presents the activity for the Company’s contract liabilities (in thousands):

Contract Liabilities
Balance at March 31, 2021	$2,983
Additions	52,779
Revenue recognized	(749)
Balance at December 31, 2021	55,013
Less amount classified as current liabilities	(1,478)
Noncurrent liabilities	$53,535

3.     Intangible Assets

Wireless licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but instead are tested for impairment annually, or more frequently if an event indicates that the asset might be impaired. There were no triggering events indicating impairment during the nine months ended December 31, 2021.

During the nine months ended December 31, 2021, the Company acquired wireless licenses for cash consideration of $12.1 million, after receiving FCC approval, of which $10.1 million was spent on licenses acquired, including costs associated with license swaps, by entering into agreements with several third parties in multiple U.S. markets and $2.0 million was paid to the U.S. Treasury for Anti-Windfall payments, i.e. payments to secure the broadband channels to cover any shortfall of channels needed in a given county to reach the requisite 240 channels to be surrendered to secure a broadband license for such county, for 12 U.S. counties. As of December 31, 2021 and March 31, 2021, the Company recorded initial deposits to incumbents amounting to approximately $5.9 million and $2.3 million, respectively, that are refundable if the FCC does not approve the sale of the spectrum. Of the $5.9 million initial refundable deposit balance as of December 31, 2021, $5.5 million was included in prepaid expenses and other current assets and the remaining $0.4 million in other assets in the Consolidated Balance Sheets. Of the $2.3 million initial refundable deposit balance as of March 31, 2021, $1.9 million was included in prepaid expenses and other current assets and the remaining $0.4 million in other assets in the Consolidated Balance Sheets. As of December 31, 2021 and March 31, 2021, the Company recorded deferred charges of $0.8 million and $0.4 million, respectively, related to in-process deals, of which $0.1 million was recorded in prepaid expenses and other current assets and $0.7 million and $0.3 million, respectively, was recorded in other assets.

During the nine months ended December 31, 2021, the Company applied for, and was granted by the FCC, broadband licenses for 12 counties. The Company recorded the new broadband licenses at their estimated accounting cost basis of approximately $13.6 million. In connection with receiving the broadband licenses, the Company disposed of $3.4 million related to the value ascribed to the narrowband licenses it relinquished to the FCC for the same 12 counties. The total carrying value of narrowband licenses included the cost to acquire the original narrowband licenses, Anti-Windfall payments paid to cover the shortfall in each county and the clearing costs. As a result of the exchange of narrowband licenses for broadband licenses, the Company recorded a gain on disposal of intangible assets of $10.2 million, for the nine months ended December 31, 2021.

Intangible assets consist of the following at December 31, 2021 and March 31, 2021 (in thousands):

Wireless Licenses
Balance at March 31, 2021	$122,117
Acquisitions	12,102
Exchanges – broadband licenses received	13,611
Exchanges – narrowband licenses surrendered	(3,381)
Balance at December 31, 2021	$144,449

4.     Related Party Transactions

Refer to the Company’s 2021 Annual Report for a more complete description of the nature of its related party transactions. The following reflects the related party activity during the three and nine months ended December 31, 2021.

In connection with the Service Revenue Transfer, the Company was obligated to pay a monthly service fee for a 24-month period that ended on January 7, 2021, for its assumption of the Company’s support obligations under the transfer agreements. The Company is also obligated to pay a certain portion of the billed revenue received by the Company from pdvConnect customers for a 48-month period. For the three and nine months ended December 31, 2021, the Company incurred costs of $15,000 and $45,000, respectively. For the three and nine months ended December 31, 2020, the Company incurred costs of $176,000 and $529,000, respectively. As of December 31, 2021, the Company did not have any outstanding liabilities to the related parties associated with the Service Revenue Transfer. As of March 31, 2021, the Company owed $32,000 to these parties.

The Company did not purchase any equipment from Motorola under the terms of the 2014 Motorola spectrum agreement for the three and nine months ended December 31, 2021 and 2020, respectively. The revenue recognized for the three and nine months ended December 31, 2021 was approximately $183,000 and $547,000, respectively. The revenue recognized for the three and nine months ended December 31, 2020 was approximately $183,000 and $547,000, respectively. As of December 31, 2021 and March 31, 2021, the Company owed $120,000 to Motorola at the end of each period.

During 2020, the Company entered into a consulting agreement with Rachelle B. Chong under which Ms. Chong will serve as a Senior Advisor to the Company’s management team, subsequent to her resignation from the Company’s Board and as a member of the Board’s Nominating and Corporate Governance Committee. During the three and nine months ended December 31, 2021, the Company incurred $36,000 and $108,000 in consulting fees to Ms. Chong, respectively. During the three and nine months ended December 31, 2020, the Company incurred $36,000 and $96,000 in consulting fees to Ms. Chong, respectively. As of December 31, 2021 and March 31, 2021, the Company did not owe Ms. Chong fees for consulting services.

During 2020, the Company entered into an annual consulting agreement with Brian D. McAuley under which Mr. McAuley will serve as a Senior Advisor to the Company’s management team and provide strategic, corporate governance and Board advisory services, subsequent to his resignation as Executive Chairman of the Board. The Consulting Agreement was effective as of September 2, 2020, with an original expiration date of September 1, 2021. The Company extended the agreement by an additional twelve (12) months with a new termination date of September 1, 2022. For the three and nine months ended December 31, 2021, the Company incurred approximately $10,000 and $30,000, respectively, in consulting fees to Mr. McAuley. For the three and nine months ended December 31, 2020, the Company incurred approximately $10,000 in consulting fees to Mr. McAuley. As of December 31, 2021, the Company owed $40,000 to Mr. McAuley. As of March 31, 2021, the Company did not have any outstanding liabilities to Mr. McAuley.

5.     Leases

Substantially all of the leases in which the Company is the lessee are comprised of corporate office space and tower space. The Company is obligated under certain lease agreements for office space with lease terms expiring on various dates from October 31, 2023 through June 30, 2027, which includes a 10-year lease extension for its corporate headquarters. The Company entered into multiple lease agreements for tower space. The lease expiration dates range from January 29, 2022 to April 30, 2028.

Substantially all of the Company’s leases are classified as operating leases and are required to be recognized on the Consolidated Balance Sheet as right of use (“ROU”) assets and corresponding lease liabilities.

ROU assets include any prepaid lease payments and exclude any lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Each lease term may include an optional extension, or reduction in term by termination, if the Company is reasonably certain that it will exercise that option.

Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

	Nine months ended December 31,
	2021	2020
Weighted average term - operating lease liabilities	3.78 years	4.51 years
Weighted average incremental borrowing rate - operating lease liabilities	13%	13%

Rent expense amounted to approximately $0.5 million and $1.5 million, respectively, for the three and nine months ended December 31, 2021, and are included in general and administrative expenses in the Consolidated Statements of Operations. Rent expense amounted to approximately $0.7 million for the three months ended December 31, 2020, of which approximately $0.4 million was included in direct cost of revenue and the remainder of approximately $0.3 million was included in general and administrative expenses in the Consolidated Statements of Operations. Rent expense amounted to approximately $2.0 million for the nine months ended December 31, 2020, of which approximately $1.2 million was included in direct cost of revenue and the remainder of approximately $0.8 million was included in general and administrative expenses in the Consolidated Statements of Operations.

In June 2020, the Company terminated an operating tower space lease early resulting in a non-cash reduction in ROU assets by $19,000, reduction in operating lease liabilities by $20,000 and gain in disposal of long-lived asset by $1,000.

The following table presents net lease cost for the three and nine months ended December 31, 2021 and 2020 (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020
Lease cost
Operating lease cost (cost resulting from lease payments)	$485	$619	$1,493	$1,890
Short term lease cost	3	50	13	93
Sublease income	—	—	—	(6)
Net lease cost	$488	$669	$1,506	$1,977

The following table presents supplemental cash flow and non-cash activity information for the nine months ended December 31, 2021 and 2020 (in thousands):

	Nine months ended December 31,
	2021	2020
Operating cash flow information:
Operating lease - operating cash flows (fixed payments)	$1,719	$2,096
Operating lease - operating cash flows (liability reduction)	$1,087	$1,289
Non-cash activity:
Right of use assets obtained in exchange for new operating lease liabilities	$78	$77

The following table presents supplemental balance sheet information as of December 31, 2021 and March 31, 2021 (in thousands):

	December 31, 2021	March 31, 2021
Non-current assets - right of use assets, net	$4,256	$5,100
Current liabilities - operating lease liabilities	$1,450	$1,470
Non-current liabilities - operating lease liabilities	$4,534	$5,601

Future minimum payments under non-cancelable leases for office and tower spaces (exclusive of real estate tax, utilities, maintenance and other costs borne by the Company), for the remaining terms of the leases following the nine months ended December 31, 2021, are as follows (in thousands):

Operating
Fiscal Year	Leases
2022 (excluding the nine months ended December 31, 2021)	$541
2023	2,106
2024	1,955
2025	1,554
2026	866
After 2026	596
Total future minimum lease payments	7,618
Amount representing interest	(1,634)
Present value of net future minimum lease payments	$5,984

6.     Income Taxes

The Company’s net operating losses (“NOLs”) generated after March 31, 2018 may be used as an indefinite-lived asset to offset its deferred tax liability but limited to 80% of future taxable income. The deferred tax liabilities as of December 31, 2021 are approximately $2.1 million for federal and $1.8 million for state.

For the year ended March 31, 2021, the Company had federal and state NOL carryforwards of approximately $266.1 million and $156.1 million, respectively. Of these federal and state NOLs, approximately $125.1 million and $123.2 million respectively, are expiring in various amounts from 2021 through 2041. The remaining federal and state NOLs of approximately $140.9 million and $32.9 million, respectively, have an indefinite life but the federal NOLs may only offset 80% of taxable income when used.

For the nine months ended December 31, 2021, the Company incurred federal and state net operating losses of approximately $53.1 million and $34.5 million, respectively, to offset future taxable income, of which $63.8 million can be carried forward indefinitely but can only offset 80% of taxable income when used.

The Company used a discrete effective tax rate method to calculate taxes for the three and nine months ended December 31, 2021. The Company determined that applying an estimate of the annual effective tax rate would not provide a reasonable estimate as small changes in estimated “ordinary” loss would result in significant changes in the estimated annual effective tax rate. Accordingly, for the three and nine months ended December 31, 2021, the Company recorded a total deferred tax expense of $0.4 million and $0.7 million, respectively, due to the inability to use some portion of federal and state NOL carryforwards against the deferred tax liability created by amortization of indefinite-lived intangibles.

7.    Stockholders’ Equity

The Company established the 2014 Stock Plan (the “2014 Stock Plan”) to attract, retain and reward individuals who contribute to the achievement of the Company’s goals and objectives. This 2014 Stock Plan superseded previous stock plans.

The Board has reserved 5,027,201 shares of common stock for issuance under the 2014 Stock Plan as of December 31, 2021, of which 1,220,808 shares are available for future issuance. Historically, the number of shares reserved under the 2014 Stock Plan were increased, based on Board approval, each January 1 by an amount equal to the lesser of (i) 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or (ii) a lesser amount determined by the Board (the “evergreen provision”). Effective January 1, 2021, the Board elected to increase the shares authorized under the 2014 Stock Plan by 879,216 shares, which represented 5% of the of the Company’s common stock issued and outstanding as of December 31, 2020. On June 15, 2021, the Compensation Committee of the Board approved Amendment No. 1 to 2014 Stock Plan to eliminate the evergreen provision for all future years (i.e., January 1, 2022 through January 1, 2024).

During the nine months ended December 31, 2021 and the year ended March 31, 2021, a total of 914,730 and 485,193 shares, respectively, were issued in connection with the vesting, conversion and or exercising of grants under the Company’s 2014 Stock Plan.

Share retirement

In May 2021, the Company reacquired 20,132 shares when a participant surrendered already-owned shares of the Company’s common stock to cover the exercise price of an outstanding stock option exercised by the participant. The 20,132 shares surrendered were constructively retired by the Company as of June 30, 2021, which resulted in the reduction of approximately $1.0 million in additional paid in capital in the Consolidated Statement of Stockholders’ Equity. As discussed in Note 1 Nature of Operations and Basis of Presentation, the Company has reclassified the reduction to additional paid in capital to accumulated deficit and presented this as a correction of an error.

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

The following table presents the share repurchase activity for the three and nine months ended December 31, 2021 and 2020 (in thousands, except per share data):

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020

Number of shares repurchased	200	—	200	—
Average price paid per share*	$60.02	$—	$60.02	$—
Total cost to repurchase	$11,993	$—	$11,993	$—

* Average price paid per share includes costs associated with the repurchase.

8.     Net Loss Per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. For purposes of the diluted net loss per share calculation, preferred stock, stock options, restricted stock and warrants are considered to be potentially dilutive securities. Because the Company has reported a net loss for the three and nine months ended December 31, 2021 and 2020, respectively, diluted net loss per common share is the same as basic net loss per common share for those periods.

Common stock equivalents resulting from potentially dilutive securities approximated 1,410,000 and 1,402,000 at December 31, 2021 and 2020, respectively, and have not been included in the dilutive weighted average shares of common stock outstanding, as their effects are anti-dilutive.

9.    Contingencies

Contingent Liability

In February 2021, the Company entered into an agreement with SDG&E to provide 900 MHz Broadband Spectrum throughout SDG&E’s California service territory, including San Diego and Imperial Counties and portions of Orange County for a total payment of $50.0 million (the “SD&E Agreement”). The SDG&E Agreement will support SDG&E’s deployment of a private LTE network for its California service territory, with a population of approximately 3.6 million people. Delivery of the relevant 900 MHz Broadband Spectrum and the associated broadband licenses by county to SDG&E is expected to commence in fiscal year 2023 and is scheduled for completion before the end of fiscal year 2024. The total payment of $50.0 million is comprised of an initial payment of $20.0 million received in February 2021 and the remaining $30.0 million payment, which is due through fiscal year 2024 as the Company delivers the relevant cleared 900 MHz Broadband Spectrum and the associated broadband licenses to SDG&E. The SDG&E Agreement is subject to customary provisions regarding remedies, including reduced payment amounts and/or refund of amounts paid, and termination rights, if a party fails to perform its contractual obligations.

As the Company is required to refund the initial payment in the event of termination or non-delivery of the 900 MHz Broadband Spectrum, it recorded $20.0 million for the upfront payment received from SDG&E in February 2021 as contingent liability in the Consolidated Balance Sheet as of March 31, 2021. There were no changes to the contingent liability incurred for the quarter ended December 31, 2021.

Litigation

From time to time, the Company may be involved in litigation that arises from the ordinary operations of the business, such as contractual or employment disputes or other general actions. The Company is not involved in any material legal proceedings at this time.

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic and COVID-19 continues to cause significant disruptions throughout the United States. The ultimate extent of the impact of COVID-19 on future financial performance of the Company will depend on ongoing developments, all of which remain uncertain and cannot be predicted. The Company continues to closely monitor the risks posed by COVID-19 and adjust its practices accordingly.

In December 2020, the Company deferred payroll taxes under the Coronavirus Aid Relief and Economic Security Act, which was signed into law on March 27, 2020. The deferral amounted to approximately $0.3 million, which has assisted the Company in managing the financial impact caused by the pandemic.

10.     Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and trade accounts receivable.

The Company places its cash and temporary cash investments with financial institutions for which credit loss is not anticipated.

11.     Business Concentrations

For the three and nine months ended December 31, 2021, the Company’s operating revenue was entirely from upfront, fully paid fees received from Motorola and Ameren, as discussed in Note 2 Revenue. For the three and nine months ended December 31, 2020, the Company had one Tier 1 domestic carrier and one reseller, both related to the pdvConnect and Team Connect businesses, that accounted for approximately 20% and 21% of total operating revenues, respectively.

As of December 31, 2021, the Company does not have an outstanding accounts receivable balance. As of March 31, 2021, the Company had one Tier 1 domestic carrier that accounted for the entire total accounts receivable.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of the financial condition and results of operations of Anterix Inc. (“Anterix,” the “Company”, “we”, “us”, or “our”) should be read in conjunction with our financial statements and notes thereto included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on June 15, 2021 (the “2021 Annual Report”). In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those identified or referenced in “Item 1A—Risk Factors” in Part II of this Quarterly Report. As a result, investors are urged not to place undue reliance on any forward-looking statements. Except to the limited extent required by applicable law, we do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

Overview

We are a wireless communications company focused on commercializing our spectrum assets to enable our targeted utility and critical infrastructure customers to deploy private broadband networks, technologies and solutions. We are the largest holder of licensed spectrum in the 900 MHz band (896-901/935-940 MHz) with nationwide coverage throughout the contiguous United States, Hawaii, Alaska and Puerto Rico. On May 13, 2020, the FCC approved the Report and Order to modernize and realign the 900 MHz band to increase its usability and capacity by allowing it to be utilized for the deployment of broadband networks, technologies and solutions. The Report and Order was published in the Federal Register on July 16, 2020 and became effective on August 17, 2020. We are now engaged in qualifying for and securing broadband licenses from the FCC, with a focus on pursuing licenses in those counties in which we believe we have near-term commercial opportunities. At the same time, we are pursuing opportunities to lease the spectrum for which these broadband licenses are secured to our targeted utility and critical infrastructure customers.

We were originally incorporated in California in 1997 and reincorporated in Delaware in 2014. In November 2015, we changed our name from Pacific DataVision, Inc. to pdvWireless, Inc. In August 2019, we changed our name from pdvWireless, Inc. to Anterix Inc. We maintain offices in Woodland Park, New Jersey and McLean, Virginia.

Refer to our 2021 Annual Report for a more complete description of the nature of our business, including details regarding the securing and costs of our broadband licenses.

Business Developments

In December 2020, we entered into our first long-term lease agreement of 900 MHz spectrum authorized for broadband use, with Ameren Corporation. The Ameren Agreements will enable Ameren to deploy a private LTE network in its service territories in Missouri and Illinois, covering approximately 7.5 million people. Each Ameren Agreement is for a term of up to 40 years, consisting of an initial term of 30 years, with a 10-year renewal option for an additional payment. The scheduled prepayments for the 30-year initial terms of the Ameren Agreements total $47.7 million, of which $0.3 million was received in February 2021, $5.4 million in September 2021 and $17.2 million in October 2021. See Note 2 Revenue in the Notes to the Unaudited Consolidated Financial Statements contained within this Quarterly Report for further discussion on the Ameren Agreement.

In September 2021, we entered into a long-term lease agreement of 900 MHz Broadband Spectrum with Evergy Services, Inc. The Evergy service territories covered by the Evergy Agreement are in Kansas and Missouri with a population of approximately 3.9 million people. The Evergy Agreement is for a term of up to 40 years, comprised of an initial term of 20 years with two 10-year renewal options for additional payments. Prepayment in full of the $30.2 million for the 20-year initial term, which was due and payable within thirty (30) days after execution of the Evergy Agreement, was received in October 2021. See Note 2 Revenue in the Notes to the Unaudited Consolidated Financial Statements contained within this Quarterly Report for further discussion on the Evergy Agreement.

Results of Operations

Comparison of the three and nine months ended December 31, 2021 and 2020

The following tables set forth our results of operations for the three and nine months ended December 31, 2021 (“Fiscal 2022”) and 2020 (“Fiscal 2021”). The period-to-period comparison of financial results is not necessarily indicative of the financial results we will achieve in future periods.

Operating revenues

	Three months ended December 31,		Aggregate Change		Nine months ended December 31,		Aggregate Change
(in thousands)	2021	2020	2021 from 2020		2021	2020	2021 from 2020
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
Service revenue	$—	$53	$(53)	-100%	$—	$193	$(193)	-100%
Spectrum lease revenue	385	183	202	110%	749	547	202	37%
Total operating revenues	$385	$236	$149	63%	$749	$740	$9	1%

Operating revenues increased by $0.2 million, or 63%, to $0.4 million for the three months ended December 31, 2021 from $0.2 million for the three months ended December 31, 2020. For the nine months ended December 31, 2021, operating revenue remained insignificant and relatively flat as compared to the nine months ended December 31, 2020. The increase in our spectrum lease revenue was attributable to revenue recognized in connection with the Ameren Agreements of approximately $0.2 million for the current quarter. The decrease in our service revenues was attributable to the transfer of our TeamConnect customers as part of our restructuring efforts as discussed in Note 2 Revenue in the Notes to the Unaudited Consolidated Financial Statements contained within this Quarterly Report, as well as the loss of customers in our historical pdvConnect business.

Operating expenses

	Three months ended December 31,		Aggregate Change		Nine months ended December 31,		Aggregate Change
(in thousands)	2021	2020	2021 from 2020		2021	2020	2021 from 2020
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
Direct cost of revenue (exclusive of depreciation and amortization)	$5	$543	$(538)	-99%	$5	$1,606	$(1,601)	-100%
General and administrative	10,219	8,806	1,413	16%	29,774	30,326	(552)	-2%
Sales and support	1,263	676	587	87%	3,311	2,070	1,241	60%
Product development	893	1,244	(351)	-28%	2,826	3,033	(207)	-7%
Depreciation and amortization	323	1,020	(697)	-68%	996	3,418	(2,422)	-71%
Impairment of long-lived assets	—	11	(11)	-100%	—	40	(40)	-100%
Total operating expenses	$12,703	$12,300	$403	3%	$36,912	$40,493	$(3,581)	-9%

Direct cost of revenue. Direct cost of revenue decreased by $0.5 million, or 99%, to $5,000 for the three months ended December 31, 2021 from $0.5 million for the three months ended December 31, 2020. For the nine months ended December 31, 2021, direct cost of revenue decreased by $1.6 million, or 100%, to $5,000 from $1.6 million for the nine months ended December 31, 2020. The decreases in the three and nine months ended December 31, 2021 primarily resulted from lower support costs related to the transfer of pdvConnect customers as a part of our restructuring efforts as discussed in Note 2 Revenue in the Notes to the Unaudited Consolidated Financial Statements contained within this Quarterly Report.

General and administrative expenses. General and administrative expenses increased by $1.4 million, or 16%, to $10.2 million for the three months ended December 31, 2021 from $8.8 million for three months ended December 31, 2020. For the nine months ended December 31, 2021, general and administrative expenses decreased by $0.6 million, or 2%, to $29.8 million from $30.3 million for nine months ended December 31, 2020. The increase of $1.4 million for the three months ended December 31, 2021 primarily resulted from $0.6 million in higher headcount and professional service costs and $0.8 million in higher stock compensation expense. The decrease of $0.6 million for the nine months ended December 31, 2021 primarily resulted from a $3.6 million decrease in stock compensation expense offset by a $3.0 million increase in headcount and professional service costs.

Sales and support expenses. Sales and support expenses increased by $0.6 million, or 87%, to $1.3 million for the three months ended December 31, 2021 from $0.7 million for three months ended December 31, 2020. For the nine months ended December 31, 2021, sales and support expenses increased by $1.2 million, or 60%, to $3.3 million from $2.1 million for the nine months ended

December 31, 2020. The increase in the three months ended December 31, 2021 primarily resulted from a $0.3 million increase in headcount and related costs, $0.2 million higher marketing costs and $0.1 million in higher stock compensation expense. The increase in the nine months ended December 31, 2021 primarily resulted from a $0.7 million increase in headcount and related costs, $0.3 million in higher marketing costs and $0.2 million in higher stock compensation expense.

Product development expenses. Product development expenses decreased by $0.4 million, or 28%, to $0.9 million for the three months ended December 31, 2021 from $1.2 million for three months ended December 31, 2020. For the nine months ended December 31, 2021, product development expenses decreased by $0.2 million, or 7%, to $2.8 million from $3.0 million for the nine months ended December 31, 2020. The decrease in the three months ended December 31, 2021 primarily resulted from $0.4 million in lower consulting costs. The decrease in the nine months ended December 31, 2021 primarily resulted from a $0.2 million decrease in consulting costs.

Depreciation and amortization. Depreciation and amortization decreased by $0.7 million, or 68% to $0.3 million for the three months ended December 31, 2021 from $1.0 million for the three months ended December 31, 2020. For the nine months ended December 31, 2021, depreciation and amortization decreased by $2.4 million, or 71%, to $1.0 million from $3.4 million for the nine months ended December 31, 2020. The decrease for both the three and nine months ended December 31, 2021 was due to the change in the useful life for our market network sites during Fiscal 2020 that resulted in higher depreciation expense for the three and nine months ended December 31, 2020. Market network site assets for our historical business were fully depreciated by December 31, 2020.

Impairment of long-lived assets. Impairment of long-lived assets decreased by $11,000 to $0 for the three months ended December 31, 2021 from $11,000 for the three months ended December 31, 2020. Impairment of long-lived assets decreased by $40,000 to $0 for the nine months ended December 31, 2021 from $40,000 for the nine months ended months ended December 31, 2020. The decrease for both the three and nine months ended December 31, 2021 resulted from no non-cash impairment charges recorded in the three and nine months ended December 31, 2021.

(Gain)/loss from disposal of intangible assets

	Three months ended December 31,		Aggregate Change		Nine months ended December 31,		Aggregate Change

(in thousands)	2021	2020	2021 from 2020		2021	2020	2021 from 2020
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
(Gain)/loss from disposal of intangible assets, net	$—	$—	$—	0%	$(10,230)	$3,849	$(14,079)	-366%

During the nine months ended December 31, 2021, we exchanged our narrowband licenses for broadband licenses in 12 counties. In connection with the exchange, we recorded an estimated accounting cost basis of $13.6 million for the new broadband licenses and disposed of $3.4 million related to the value ascribed to the narrowband licenses we relinquished to the FCC for those same 12 counties. As a result, we recorded a $10.2 million gain from disposal of the intangible assets in the Consolidated Statements of Operations for the nine months ended December 31, 2021. There were no exchanges in the three months ended December 31, 2021. Refer to Note 3 Intangibles in the Notes to the Unaudited Consolidated Financial Statements contained within this Quarterly Report for further discussion on the exchanges.

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

Loss from disposal of long-lived assets, net

	Three months ended December 31,		Aggregate Change		Nine months ended December 31,		Aggregate Change

(in thousands)	2021	2020	2021 from 2020		2021	2020	2021 from 2020
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
Loss/(gain) from disposal of long-lived assets, net	$57	$—	$57	100%	$111	$(6)	$117	-1950%

Loss on disposal of long-lived assets, net for the three and nine months ended December 31, 2021 resulted from the disposals of network site equipment.

Interest income

	Three months ended December 31,		Aggregate Change		Nine months ended December 31,		Aggregate Change
(in thousands)	2021	2020	2021 from 2020		2021	2020	2021 from 2020
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
Interest income	$9	$27	$(18)	-67%	$55	$99	$(44)	-44%

Interest income decreased a modest amount during the three and nine months ended December 31, 2021 as compared to the three and nine months ended December 31, 2020.

Other income

	Three months ended December 31,		Aggregate Change		Nine months ended December 31,		Aggregate Change
(in thousands)	2021	2020	2021 from 2020		2021	2020	2021 from 2020
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
Other income	$63	$110	$(47)	-43%	$197	$332	$(135)	-41%

Other income decreased a modest amount during the three and nine months ended December 31, 2021 as compared to the three and nine months ended December 31, 2020.

Loss on equity method investment

	Three months ended December 31,		Aggregate Change		Nine months ended December 31,		Aggregate Change
(in thousands)	2021	2020	2021 from 2020		2021	2020	2021 from 2020
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
Loss on equity method investment	$—	$(7)	$7	-100%	$—	$(23)	$23	-100%

The loss on equity method investment for the three and nine months ended December 31, 2020 relates to the 19.5% ownership interest in TeamConnect LLC that we acquired in connection with the transfer of our historical business.

Income tax expense

	Three months ended December 31,		Aggregate Change		Nine months ended December 31,		Aggregate Change
(in thousands)	2021	2020	2021 from 2020		2021	2020	2021 from 2020
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
Income tax expense	$412	$155	$257	166%	$710	$311	$399	128%

For the three and nine months ended December 31, 2021, we recorded a total deferred tax expense of $0.4 million and $0.7 million, respectively, due to the inability to use some portion of federal and state NOL carryforwards against the deferred tax liability created by amortization of indefinite-lived intangibles.

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

Liquidity and Capital Resources

At December 31, 2021, we had cash and cash equivalents of $127.8 million.

We believe our cash and cash equivalents on hand will be sufficient to meet our financial obligations through at least the next 12 months. Our future capital requirements will depend on a number of factors, including among others, the costs and timing of securing broadband licenses, including our spectrum retuning activities, spectrum acquisitions and the Anti-Windfall Payments to the U.S. Treasury, and our operating activities and any revenues we generate through our commercialization activities. We will deploy this capital at our determined pace based on several key ongoing factors, including customer demand, market opportunity, and offsetting income from spectrum leases. As we cannot predict the duration or scope of the COVID-19 pandemic and its impact on our targeted customers, the potential negative financial impact to our results of operations and financial condition cannot be reasonably estimated. We are actively managing the business to maintain our cash flow and believe that we currently have adequate liquidity. To implement our business plans and initiatives, however, we may need to raise additional capital. We cannot predict with certainty the exact amount or timing for any future capital raises. See “Risk Factors” in Item 1A of Part II of this Quarterly Report for a reference to the risks and uncertainties that could cause our costs to be more than we currently anticipate and/or our revenue and operating results to be lower than we currently anticipate. If required, we intend to raise additional capital through debt or equity financings, including pursuant to our Shelf Registration Statement (as defined below), or through some other financing arrangement. However, we cannot be sure that additional financing will be available if and when needed, or that, if available, we can obtain financing on terms favorable to our stockholders and to us. Any failure to obtain financing when required will have a material adverse effect on our business, operating results, financial condition and liquidity.

Cash Flows from Operating, Investing and Financing Activities

	Nine months ended December 31,
(in thousands)	2021	2020
	(Unaudited)	(Unaudited)
Net cash provided by (used in) operating activities	$27,037	$(20,669)
Net cash used in investing activities	$(16,282)	$(11,116)
Net cash (used in) provided by financing activities	$(529)	$2,818

Net cash provided by (used in) operating activities. Net cash provided by operating activities was $27.0 million for the nine months ended December 31, 2021, as compared to net cash used in operating activities of $20.7 million for the nine months ended December 31, 2020. The majority of net cash provided by operating activities during the nine months ended December 31, 2021 resulted from deferred revenue of $52.0 million and non-cash adjustments to net loss of $1.6 million (primarily attributable to stock compensation expense of $10.0 million, partially offset by gain on disposal of intangible assets of $10.2 million), partially offset by a net loss of $26.5 million. The majority of net cash used in operating activities during the nine months ended December 31, 2020 resulted from our net loss of $43.5 million, partially offset by non-cash adjustments to net loss of $20.9 million (primarily attributable to stock compensation expense of $13.2 million, net loss from disposal of intangible assets of $3.8 million and depreciation of $3.4 million).

The increase in deferred revenue is mainly due to an additional $52.8 million in proceeds from our 900 MHz Broadband Spectrum customer prepayments during fiscal year 2022.

Net cash used in investing activities. For the nine months ended December 31, 2021 and 2020, net cash used in investing activities was $16.3 million and $11.1 million, respectively, primarily to acquire wireless licenses in markets across the United States.

Net cash (used in) provided by financing activities. Net cash used in financing activities was $0.5 million for the nine months ended December 31, 2021, as compared to net cash provided by financing activities of $2.8 million for the nine months ended December 31, 2020. For the nine months ended December 31, 2021, net cash used in financing activities was primarily from the repurchase of treasury shares of $12.0 million, partially offset by the proceeds from stock option exercises of $12.9 million, net of payments of withholding tax on net issuance of restricted stock of $1.5 million. For the nine months ended December 31, 2020, net cash provided by financing activities was from the proceeds from stock option exercises.

Capital Requirements

We are now engaged in qualifying for and securing broadband licenses from the FCC pursuant to the Report and Order. At the same time, our sales and marketing departments are pursuing opportunities to lease the broadband licenses we secure to our targeted utility and critical infrastructure customers. Our future capital requirements will depend on many factors, including: the timeline and costs to acquire broadband licenses pursuant to the Report and Order, including the costs to acquire additional spectrum, the costs related to retuning, or swapping spectrum held by, Covered Incumbents and the costs of paying Anti-Windfall Payments to the U.S. Treasury; costs related to the commercializing of our spectrum assets; and our ability to sign customer contracts and generate revenues from the license or transfer of any broadband licenses we secure; the terms and conditions of any customer contracts, including the timing of payments; the costs associated with expanding our business development, sales and marketing organization; and our ability to control our operating expenses.

On April 3, 2020, we filed a shelf registration statement (the “Shelf Registration Statement”) on Form S-3 with the SEC that was declared effective by the SEC on April 20, 2020, which permits us to offer up to $150.0 million of common stock, preferred stock, warrants or units in one or more offerings and in any combination, including in units from time to time. Our Shelf Registration Statement is intended to provide us with additional flexibility to access capital markets for general corporate purposes, which may include working capital, capital expenditures, repayment of debt, other corporate expenses and acquisitions of complementary products, technologies, or businesses.

We entered into an Amended and Restated Controlled Equity Offering Sales Agreement and an Amended and Restated Sales Agreement (collectively, the “Sales Agreements”) with Cantor Fitzgerald & Co. and B. Riley FBR, Inc., respectively (collectively, the “Agents”), and on April 3, 2020, registered the sale of up to an aggregate of $50.0 million, in shares of our common stock in at the market sales transactions pursuant to the Sales Agreements under the Shelf Registration Statement. Through the date of this filing, we have not sold any shares of our common stock in at the market transactions or any securities under the Shelf Registration Statement.

Share repurchase program

On September 29, 2021, our Board authorized a share repurchase program pursuant to which we may repurchase up to $50.0 million of our common stock on or before September 29, 2023. The manner, timing and amount of any share repurchases will be determined by us based on a variety of factors, including price, general business and market conditions and alternative investment opportunities. The share repurchase program authorization does not obligate us to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934. We currently anticipate the cash used for the share repurchase program will come primarily from our prepaid customer agreements.

The following table presents the share repurchase activity for the three and nine months ended December 31, 2021 and 2020 (in thousands, except per share data):

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020

Number of shares repurchased	200	—	200	—
Average price paid per share*	$60.02	$—	$60.02	$—
Total cost to repurchase	$11,993	$—	$11,993	$—

* Average price paid per share includes costs associated with the repurchases.

Off-balance sheet arrangements

As of December 31, 2021 and March 31, 2021, we did not have and do not have any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

We continue to monitor our market risk exposure, including any adverse impacts related to COVID-19, which has resulted in significant market volatility.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our President and Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of the end of such period due to the material weakness in our internal controls over financial reporting described below.

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Previously Reported Material Weakness

As disclosed in Item 4. “Controls and Procedures” of our Quarterly Report for the quarter ended September 30, 2021, as amended, we identified a material weakness in our internal controls over financial reporting related to our controls and procedures over the identification, review, analysis and recording of transactions involving our intangible assets, more specifically, non-monetary exchanges of our narrowband licenses for broadband licenses. The deficiency represents a material weakness in our internal control over financial reporting.

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

(ii)review applicable inputs regarding the accounting cost basis of broadband licenses and the carrying value of the narrowband licenses with internal experts as the exchanges occur; and

(iii)analyze inputs to calculate and timely record gain or loss in accordance with all the relevant authoritative accounting guidance.

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

Inherent Limitations on Effectiveness of Controls

Our management, including our President and Chief Executive Officer and our Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not involved in any material legal proceedings.

Item 1A. Risk Factors.

In evaluating us and our common stock, we urge you to carefully consider the risks (including those disclosed below) and other information in this Quarterly Report as well as the risk factors disclosed in our 2021 Annual Report. There have been no material changes from the risk factors as previously disclosed in our 2021 Annual Report, except as noted below. Any of the risks discussed in this Quarterly Report and in our 2021 Annual Report, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

If we fail to implement and maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial results, which would materially and adversely affect our value and our ability to raise any required capital in the future.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We discovered in the past and may discover in the future areas of our internal controls that need improvement or additional documentation. For example, in connection with preparing our financial statements for the quarter ended June 30, 2018, we determined that we incorrectly interpreted the effective date of a change in the accounting treatment of our NOLs in accordance with the new tax law provisions in the Tax Cuts and Jobs Act of 2017. This error was the result of an inadequate design of controls pertaining to our review and analysis of changing tax legislation, which represented a material weakness in our internal control over financial reporting and disclosure controls. As a result, we filed restated financial statements for the quarterly period ended December 31, 2017 and for the year ended March 31, 2018. In addition, in preparing our Annual Report on Form 10-K for the year ended March 31, 2019, we determined that we had improper segregation of duties and other design gaps caused by user access deficiencies within the design of our information technology controls that support our financial reporting processes, and that this deficiency represented a material weakness in our internal control over financial reporting. As of March 31, 2020, we had remediated both of these material weaknesses. Additionally, in connection with preparing our financial statements for the quarter ended December 31, 2021, we determined that our controls and procedures were not effective as the result of a material weakness in our internal controls over financial reporting related to the identification, review, analysis and recording of our intangible assets, more specifically, non-monetary exchanges of our narrowband licenses for broadband licenses. Management has taken steps and is actively engaged in taking additional steps to remediate the material weakness. The remediation plan includes the implementation of new controls designed to identify, review and analyze transactions involving the value of our intangible assets in a timely manner, such as: (i) conduct more frequent meetings to inquire about license exchanges and automated system notifications to identify new transactions; (ii) review applicable inputs regarding the accounting cost basis of broadband licenses and the carrying value of the narrowband licenses with internal experts as the exchanges occur; and (iii) analyze inputs to calculate and timely record gain or loss in accordance with all the relevant authoritative accounting guidance. As management continues to evaluate and improve our internal control over financial reporting, we may decide to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures identified. This material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded through testing, that these controls are operating effectively.

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

We cannot guarantee that our share repurchase program will be utilized to the full value approved or that it will enhance long-term stockholder value. Repurchases we consummate could increase the volatility of the price of our common stock and could have a negative impact on our available cash balance.

Our Board authorized a share repurchase program pursuant to which we may repurchase up to $50.0 million of our common stock on or before September 29, 2023. The manner, timing and amount of any share repurchases may fluctuate and will be determined by us based on a variety of factors, including the market price of our common stock, our priorities for the use of cash to support our business operations and plans, general business and market conditions, tax laws, and alternative investment opportunities. The share repurchase program authorization does not obligate us to acquire any specific number or dollar value of shares. Further, our share repurchases could have an impact on our share trading prices, increase the volatility of the price of our common stock, or reduce our available cash balance. Our share repurchase program may be modified, suspended or terminated at any time, which may result in a decrease in the trading prices of our common stock. Even if our share repurchase program is fully implemented, it may not enhance long-term stockholder value.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers.

The following table provides information with respect to purchases of our common stock by the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended December 31, 2021.

Issuer Purchases of Equity Securities (1)

(in thousands except for share and per share data)

			Total Number	Maximum Dollar Value
			of Shares	of Shares that May Yet
			Purchased as Part of	be Purchased Under
	Total Number of	Average Price Paid	Publicly Announced	Publicly Announced
Period	Shares Purchased	per Share (2)	Plans or Programs	Plans or Programs
October 1, 2021 through October 31, 2021
Open market and privately negotiated purchases	—	$—	—	$50,000
November 1, 2021 through November 30, 2021
Open market and privately negotiated purchases	199,815	60.02	199,815	38,007
December 1, 2021 through December 31, 2021
Open market and privately negotiated purchases	—	—	—	38,007
Total	199,815	$60.02	199,815	$38,007

(1)On September 30, 2021, we announced that our Board authorized a new share repurchase program pursuant to which we may repurchase up to $50.0 million of our outstanding shares of common stock on or before September 29, 2023. The manner, timing and amount of any share repurchases may fluctuate and will be determined by us based on a variety of factors, including the market price of our common stock, our priorities for the use of cash to support our business operations and plans, general business and market conditions and alternative investment opportunities. The share repurchase program authorization does not obligate us to acquire any specific number or dollar value of shares. Under the share repurchase program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

(2)Average price paid per share includes cost associated with the repurchases.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2(2)	Certificate of Amendment No. 1 of Amended and Restated Certificate of Incorporation of the Company.
3.3(3)	Certificate of Amendment No. 2 of Amended and Restated Certificate of Incorporation of the Company.
3.4(4)	Amended and Restated Bylaws of the Company.
3.5(5)	Amendment No. 1 to the Amended and Restated Bylaws of the Company.
4.1(6)	Form of Common Stock Certificate of the Company.
10.1	The Company’s Executive Severance Plan (composite version reflecting corporate name change and all prior amendments).
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
Timothy A. Gray
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)