Form 10-K
period 2022-03-31
Anterix Inc.
filed 2022-05-26
CIK 1304492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-K
______________________________________________
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission file number: 001-36827
______________________________________________
Anterix Inc.
(Exact name of registrant as specified in its charter)
______________________________________________

Delaware		33-0745043
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

3 Garret Mountain Plaza		07424
Suite 401
Woodland Park,	New Jersey
(Address of principal executive offices)		(Zip Code)

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
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

The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant based on the closing stock price of its common stock on the Nasdaq Capital Market on the last business day of its most recently completed second fiscal quarter, September 30, 2021, was $775,403,925. For purposes of this computation only, all executive officers, directors and 10% or greater stockholders have been deemed affiliates of the registrant.

As of May 24, 2022, 18,933,986 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2022 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K where indicated. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended March 31, 2022.

Anterix Inc.
FORM 10-K
For the fiscal year ended March 31, 2022

Glossary of Selected Terms
Unless otherwise noted or indicated by context, the following selected terms used in this Annual Report on Form 10-K have the following meanings:
240 Channels: Equals 6 MHz of 900 MHz spectrum whether the individual 25 kHz channels are scattered throughout the 5x5/10 MHz 900 MHz band or are contained within the contiguous 3x3/6 MHz broadband segment created by the Report and Order.
3x3 or 6 MHz: The broadband segment of the 900 MHz band (897.5 - 900.5 / 936.5 - 939.5) is authorized for a total of 6 MHz of spectrum, with 3 MHz designated for uplink transmissions and 3 MHz for downlink transmissions.
5x5 or 10 MHz: The 900 MHz band (896 - 901 / 935 - 940) is authorized for a total of 10 MHz of spectrum, with 5 MHz designated for uplink transmissions and 5 MHz for downlink transmissions.
600 MHz Auction: The FCC’s 2016 “incentive auction” in which licensees of television broadcast channels were incentivized to relinquish their spectrum for defined payments so the spectrum could be repurposed for licensed wireless services.
900 MHz: The 900 MHz band frequency ranges between 896 - 901 / 935 - 940.
900 MHz Broadband Spectrum: The 900 MHz band authorized for broadband (897.5 - 900.5 / 936.5 - 939.5).
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
B/ILT: Systems operated by, or spectrum licensed for, private land mobile use by business users.
Complex System: As defined in the Report and Order, a Covered Incumbent’s system that consists of 45 or more functionally integrated sites as of August 17, 2020, when the new rules became effective.
Covered Incumbent: Any 900 MHz site-based licensee in the broadband segment that is required under section 90.621(b) to be protected by a broadband licensee with a base station at any location within the county, or any 900 MHz geographic-based SMR licensee in the broadband segment whose license area completely or partially overlaps the county.
Eligibility Certification: A document filed as part of the broadband application that lists the licenses the applicant holds in the 900 MHz band to demonstrate that it holds the licenses for more than 50% of the total licensed 900 MHz spectrum for the relevant county, including credit for spectrum included in an application to acquire any covered incumbents filed on or after March 14, 2019 (i.e., the 50% Licensed Spectrum Test) and to demonstrate that is holds the licenses for more than 90% of the total licensed 900 MHz spectrum in the broadband segment in a particular county and within 70 miles of the county’s boundaries, including credit for spectrum included in a contract to acquire, relocate or protect any covered incumbents or application filed on or after March 14, 2019 (i.e., the 90% Broadband Spectrum Test).
FCC Form 601: FCC Application used for Wireless Telecommunications Bureau Radio Service Authorizations such as a 900 MHz broadband license.
Licensed Channel: Any of the 399 25 kHz narrowband 900 MHz channels for which the FCC has issued a license to an entity. Some channels in the 900 MHz band remain in the FCC inventory.
Mandatory Retuning: A process by which a broadband licensee can mandatorily relocate a Covered Incumbent to channels outside of the broadband segment if the replacement channels provide comparable facilities to the Covered Incumbent’s existing system and the broadband applicant pays all reasonable retuning costs.
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

Transition Plan: A document filed as part of the broadband application that demonstrates that the applicant holds or has agreements to acquire, relocate or protect at least 90% of the licensed channels in the Broadband Segment of Covered Incumbents in or within 70 miles of the county (i.e., the 90% Broadband Segment Test).

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
Various statements contained in this Annual Report on Form 10-K (the “Annual Report”), including those that express a belief, expectation, or intention, as well as those that are not statements of historical fact, are forward-looking statements. Our forward-looking statements are generally, but not always, accompanied by words such as, but not limited to,  “aim,” “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend” “may,” “might,” “ongoing,”  “plan,” “possible,” “predict,” “project,” “potential,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or phrases, or the negative of those expressions or phrases, or other words that convey the uncertainty of future events or outcomes, which are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We have based these forward-looking statements on our current expectations and projections and related assumptions, about future events and financial trends. While our management considers these expectations, projections and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. There can be no assurance that actual developments will be as we anticipate. Actual results may differ materially from those expressed or implied in these statements as a result of significant risks and uncertainties, including, but not limited to:
•our ability to qualify for and obtain broadband licenses from the Federal Communications Commission (the “FCC”) in accordance with the requirements of the Report and Order approved by the FCC on May 13, 2020 (the “Report and Order”);
•our ability to successfully commercialize our spectrum assets to our targeted utility and critical infrastructure customers on a timely basis and on commercially favorable terms, including our ability to lease our spectrum on financial terms consistent with our business plan and assumptions;
•our ability to correctly estimate our operating expenses and future revenues;
•our ability to support our future operations and business plans and return capital to our stockholders through our share repurchase program with our existing cash resources and the proceeds we generate from our commercial operations without the need to raise additional capital through the issuance of stock or debt securities;
•the extent and duration of the impact of the COVID-19 pandemic on our business, results of operations, stock price, or overall financial condition;
•our ability to retune or relocate incumbent narrowband licensees in a timely manner and on commercially reasonable terms, or at all;
•our ability to satisfy our obligations, including the delivery of cleared spectrum and broadband licenses, and the other contingencies required by our commercial agreements with Ameren Corporation (“Ameren”), San Diego Gas & Electric Company, a subsidiary of Sempra Energy (“SDG&E”), and Evergy Services, Inc. (“Evergy”) on a timely basis and on commercially reasonable terms;
•whether federal and state agencies and commissions will support the deployment of broadband networks and services by our targeted customers;
•our ability to maintain any narrowband and broadband licenses that we own and/or obtain from the FCC;
•government regulations or actions taken by governmental bodies could adversely affect our business prospects, liquidity and results of operations, including any changes by the FCC to the Report and Order or to the FCC rules and regulations governing the 900 MHz band;
•our ability to successfully compete against the third parties who offer spectrum and communication technologies, products and solutions to our targeted customers;
•our ability to successfully manage our planned growth;
•the ability to develop and sustain a robust market for our common stock;
•factors that may cause our common stock price to be volatile or cause the value of our common stock to decline;
•the expected timing and amount of purchases and the related impact to our common stock relating to our share repurchase program; and
•how the concentrated ownership of our common stock may limit stockholders’ ability to influence corporate matters.
These and other important factors, including those discussed under “Item 1. Business,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” within this Annual Report may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Therefore, you are cautioned not to place undue reliance on such statements. Further, any forward-looking statement speaks only as of the date on which it is made, and except to the extent required by applicable law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, whether as a result of new information, future events or otherwise.

SUMMARY OF RISK FACTORS
We have prepared the following summary of the principal risks to our business and the risks associated with ownership of our common stock. This summary does not address all of the risks that we face. We encourage you to carefully review the full risk factors contained in this Annual Report in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:
•our plans to commercialize our 900 MHz spectrum assets depend on our ability to qualify for and obtain broadband licenses from the FCC in accordance with the requirements of the Report and Order;
•the clearing process established by the FCC in the Report and Order, which exempts complex systems from mandatory retuning, may not allow us to retune or relocate some incumbents in a timely manner and on commercially reasonable terms, or at all;
•we may not be able to qualify for and utilize the Mandatory Retuning process established by the Report and Order to clear incumbents;
•we may not be successful in commercializing our spectrum assets to our targeted utility and critical infrastructure customers, on a timely basis, on favorable terms or in accordance with our business plans and expectations;
•we are subject to contingencies and obligations under our commercial agreements with Ameren, SDG&E, and Evergy, including the delivery of cleared spectrum and broadband licenses on a timely basis, and as a result, there is no assurance that we will receive payments from Ameren and/or SDG&E in the amounts and on the timeline we currently expect, or that any payments we have received to date will not be subject to repayment, or that we will not be subject to contract claims, including rights of termination;
•the COVID-19 pandemic has disrupted and could continue to adversely impact our business, including our broadband licensing and commercialization efforts and our financial condition, liquidity and results of operations;
•we have limited operating history with our current business plan, which makes it difficult to evaluate our prospects and future financial results and our business activities, strategic approaches and plans may not be successful;
•our initiatives with the federal and state agencies and commissions that regulate electric utilities may not be successful;
•we may not be able to maintain any broadband licenses that we own and/or obtain from the FCC;
•government regulations or actions taken by governmental bodies could adversely affect our business prospects, liquidity and results of operations, including any changes by the FCC to the Report and Order or to the FCC rules and regulations governing the 900 MHz band;
•the value of our spectrum assets may fluctuate significantly based on supply and demand, as well as technical and regulatory changes;
•we may not generate funds through our commercialization operations as planned or correctly estimate our operating expenses or future revenues, which could lead to cash shortfalls, and may prevent us from returning capital to our stockholders and require us to secure additional financing;
•many of the third parties who offer spectrum and communication technologies, products and solutions to our targeted customers have existing long-term relationships with these targeted customers and have significantly more resources and greater political and regulatory influence than we do, and we may not be able to successfully compete with these third parties;
•if we are unable to attract new customers, our results of operations and our business will be adversely affected;
•we have had net losses each year since our inception and may not achieve or maintain profitability in the future;
•we will need to continue to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations and financial results;
•there is no assurance that a robust market in our common stock will develop or be sustained;
•our common stock prices may be volatile which could cause the value of our common stock to decline;
•the expected timing and amount of purchases and the related impact to our common stock relating to our share repurchase program;
•concentration of ownership will limit our stockholders’ ability to influence corporate matters; and
•adverse market conditions, including as the result of wars and inflation, may adversely affect our business and our commercialization efforts.

PART I.
Item 1. Business
Overview
Anterix Inc (“Anterix,” “we,” “our,” or the “Company”) is a wireless communications company focused on commercializing our spectrum assets to enable our targeted utility and critical infrastructure customers to deploy private broadband networks, technologies and solutions. We are the largest holder of licensed spectrum in the 900 MHz band (896 - 901 / 935 - 940 MHz) with nationwide coverage throughout the contiguous United States, Hawaii, Alaska and Puerto Rico. On May 13, 2020, the FCC made a historic approval of the Report and Order to modernize and realign the 900 MHz band to increase its usability and capacity by allowing it to be utilized for the deployment of broadband networks, technologies and solutions. The Report and Order was published in the Federal Register on July 16, 2020, and became effective on August 17, 2020. We are now engaged in qualifying for and securing broadband licenses from the FCC. At the same time, we are actively pursuing opportunities to lease the broadband spectrum we secure to our targeted utility and critical infrastructure customers.
Our Spectrum Assets
Our spectrum is our most valuable asset. We own licenses nationwide, including on average, approximately 66% of the 399 channels in the 900 MHz band in the top 20 metropolitan market areas in the United States, which cover approximately 38% of the U.S. population. We acquired the majority of our 900 MHz spectrum and certain related equipment from Sprint in September 2014 for $100 million, which we paid in the form of $90 million in cash and $10 million in shares of our common stock.
In the 900 MHz band, the FCC historically allocated approximately 10 MHz of spectrum, sub-divided into 40 10-channel blocks (for a total of 399 contiguous channels) alternating between blocks designated for the operation of Specialized Mobile Radio (“SMR”) commercial systems and blocks designated for B/ILT, with the FCC’s rules also enabling B/ILT licenses to be converted to SMR use. Subsequently, the FCC conducted overlay auctions on the SMR designated blocks that awarded geographic-based licenses on a Major Trading Area (“MTA”) basis while affording operational protection to incumbent, site-based licensees in those areas. Certain MTA licenses were not purchased at auction or have been returned to the FCC. In addition, the FCC never auctioned the 20 blocks of B/ILT spectrum in some parts of the United States, therefore no users acquired site-based licenses utilizing this spectrum. As a result, the FCC is currently holding limited 900 MHz narrowband spectrum in its inventory in most counties throughout the United States.
Broadband licenses
During the year ended March 31, 2022, we applied for, and were granted by the FCC, broadband licenses for 21 counties. As a result, we relinquished to the FCC our narrowband licenses and made the necessary Anti-Windfall payments for the same 21 counties as required by the Report and Order.
Our Business Strategy
Our mission is to deliver transformative broadband to enable the modernization of utilities and other critical infrastructure sectors through the power of private wireless connectivity on 900 MHz spectrum. To that end, we are pursuing a two-pronged strategy focused on: 1) converting our nationwide narrowband 900 MHz spectrum position into valuable broadband spectrum; and 2) adoption of our principal commercial business offering, the long-term leasing of our broadband spectrum by utility and critical infrastructure enterprises nationwide.
Converting our Nationwide Narrowband 900 MHz Spectrum Position to Broadband
Converting our spectrum from narrowband to broadband licenses nationwide is a foundational component of our two-pronged strategy as it provides the platform for growing our business. To achieve this conversion, we are focused on intentionally clearing incumbents out of the broadband license segment and obtaining broadband licenses in those counties in which we have customer contracts, where we believe we have near-term commercial prospects, or we may be strategically advantageous to achieve optimum costs for broadband licenses over time.
Secure Broadband Licenses
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

Clear Covered Incumbents
In anticipation of the efforts required to secure broadband licenses, we have been proactive in our clearing efforts in preparation for the broadband licensing process. Our dedicated clearing teams are focused on negotiating agreements to move Covered Incumbents from the recently allocated broadband segment of the 900 MHz spectrum band to the segments allocated for continued narrowband operations within the 900 MHz band or out of 900 MHz band entirely. Our team has established contact with nearly all of the Covered Incumbents throughout the country.
Deploying our Commercial Business Offering
With the Report and Order issued, paving the way for the deployment of broadband in the 900 MHz band, the second key prong of our strategy is establishing our commercial positioning and accelerating adoption of our principal commercial business offering. We are implementing this strategy through targeted outreach and education by our sales and marketing organization, by participating in the Utilities Broadband Alliance (“UBBA”) and attracting vendors to the Anterix Active Ecosystem Program (“AAEP”). UBBA membership includes twelve electric utilities among its nearly sixty members. AAEP currently has 80 leading technology companies that will provide deployment and application solutions for private broadband among our Nation’s electric grid innovators. We recently launched the AAEP to foster, strengthen, and expand the landscape of 900 MHz devices, services and solutions. Participation from the broad range of technology innovators will bring extensive value to utilities and other critical infrastructure providers who deploy private LTE (“PLTE”). The primary intent of our business is to lease the broadband licenses we secure to customers for long term leases (generally 20 years or longer), and additional long-term renewal options. Based upon our analysis and discussions with potential customers to date, we are seeing strong initial demand. To fulfill our business offering, we will be responsible for the costs of securing the broadband licenses from the FCC, including the costs of clearing and acquiring sufficient spectrum to meet the broadband requirements.
By contrast, we expect that most of our customers will bear the costs of deploying and operating their private broadband networks, technologies and solutions. And, beyond our principal commercial business offering, we are also exploring opportunities to offer our prospective customers additional low-capital intensive, value-added services to support their network deployments and operations.
Accordingly, our approach to driving the second key prong of our strategy includes: 1) advancing our potential customers through the pipeline by assisting them with their decisions and evaluation process of private wireless networks; 2) encouraging federal and state agencies to support the investment and deployment of private LTE solutions in the 900 MHz band by utilities and critical infrastructure companies; 3) participating in demonstrations and tests with laboratories such as National Renewable Energy Lab (“NREL”) and National Institute of Standards and Technology (“NIST”); 4) developing expanded value-added business offerings; 5) enabling and growing the AAEP; 6) participating in UBBA and other relevant industry associations to promote our solution; and 7) continually evaluating potential opportunities to expand the application of private wireless broadband networks built on 900 MHz.
Continue to Build the Customer Pipeline
Our sales and support teams are actively working with many of the largest Investor Owned Utilities (“IOU”). More specifically, these teams are working in coordination with representatives from our target customers, LTE infrastructure vendors, end-user device manufacturers, system integrators and other technology companies in addition to responding to Requests for Information (“RFIs”), Requests for Proposals (“RFPs”) and requests to support technology trials related to using our 900 MHz spectrum for broadband services. To date, there have been eight experimental licenses granted to IOUs or their subsidiaries, an additional three experimental licenses to other utilities and five more experimental licenses to vendors and labs to showcase and promote 900 MHz broadband.
Build Support with Federal and State Agencies
Our targeted critical infrastructure customers are highly regulated by both federal and state agencies. Electrical utilities, for example, may be regulated by the Federal Energy Regulatory Commission, the Public Utilities Commissions within the states they serve and/or other state and municipal governance or regulatory bodies. Other agencies that guide utility regulations include the Department of Energy, the Department of Homeland Security, and NIST. We are working with each of these agencies to educate them about the security, reliability and priority access benefits that private broadband LTE networks, technologies and solutions can offer to utilities. We are also working with a number of state agencies and commissions who regulate electrical utilities, and have a strong influence over electric utility buying decisions. Our goal with these state agencies and commissions is to gain their support, with an eye toward allowing utilities to include the costs of leasing of our spectrum assets and deploying private broadband LTE networks, technologies and solutions into their respective rate bases. Utility control of communications for grid modernization programs enhances their ability to provide safe, reliable, resilient and cost effective electricity for the ratepayers. If included in rate bases, this could allow utilities to recover that investment and earn a customary rate of return on those prudent investments.

Develop a Roadmap for Expanded Services
Through our day-to-day interactions with prospective utility and critical infrastructure customers, and our responses and subsequent discussions related to RFIs and RFPs, we have identified additional areas of opportunity to support our prospective customers in the implementation and operation of PLTE networks. We are performing due diligence to determine how best to meet these customer needs, including using our internal expertise, collaborating with strategic partners and working with specific service providers.
Enable the Anterix Active Ecosystem with U.S. Band 8
Our spectrum assets are located in the international 3GPP global standard Band 8 channel which is a frequency duplex (“FDD”) pair assigned to the 880 - 915 / 925 - 960 MHz spectrum bands. This pairing is aligned for use with both 4G and 5G technologies and is currently being utilized with commercial LTE and 5G broadband networks globally in Asia, Europe, and other parts of the world. Our efforts are ongoing to facilitate continued adoption of 900 MHz Band 8 radio access network (“RAN”) equipment and end-user devices in the U.S. by working with chipmakers and module and device vendors to help ensure that customers who employ 900MHz for PLTE have timely access to 3GPP standards-compliant Band 8 devices that meet the technical operating specifications established in the FCC’s Report and Order. We also worked with an FCC certification testing lab to develop testing protocols to enable quick certification of Band 8 devices for use in the United States. The benefit of working with a global standard is that many existing devices, network components, and solutions are well suited for the working environment of our targeted critical infrastructure and enterprise customers. Global standards also provide a long-term evolution path for the technology chosen by our customers.
Identify and Evaluate New Opportunities for Our Spectrum
The wireless communications industry is highly competitive and subject to rapid regulatory, technological and market changes. A key part of our business strategy is to continually monitor changes in the wireless industry and to evaluate how these changes could enable us to maximize the value of our spectrum assets. Additionally, although we are initially focusing on the electric utility industry, we have identified other customer groups, including ports, railroads, water, oil and gas facilities, and mining operations, where we believe there is both customer demand and a good fit for the private wireless broadband networks, technologies, and solutions that our spectrum assets could support. As proof of the potential demand for our spectrum assets, two recent FCC spectrum auctions exceeded consensus valuation estimates and brought in the first and third highest auction proceeds for the U.S. Treasury which we believe demonstrates the continued demand for licensed broadband spectrum.
Our Broadband Market Opportunity
We have identified utility and critical infrastructure enterprises as the primary customers for our future broadband spectrum assets. We have identified the electric utility industry as our initial focused customer group. We believe that security, priority access, latency, redundancy, private ownership, control and unique coverage requirements are just some of the reasons utility and critical infrastructure enterprises would be interested in obtaining rights to deploy the private wireless broadband networks, technologies and solutions that can be enabled through use of our spectrum.
The electric utility industry is undergoing a fundamental transformation. Grid modernization efforts and the drive to reduce carbon emissions have disrupted the need for utilities to build new large-scale, centralized facilities. Today, power is generated by smaller, more geographically distributed facilities that can switch from a power producer to a recipient of power generated by a variety of other disparate sources, including wind and solar installations. Grid architecture must now accommodate end-users that are both generators and consumers, converting back and forth rapidly and carrying power in both directions, something the existing grid was not originally designed to handle. Technological advancements have produced sensors and smart devices to enable the new two-way grid and offer operators the ability to control and run the grid efficiently, safely and reliably. Utilities, however, need wireless communication networks, technologies and solutions that can move the large volumes of data generated by these sensors and smart devices to their control systems for decision making, analytics and responsiveness to market demand and emergencies. The legacy communications systems utilized by many utilities cannot handle this new data load, have increasing interference and/or higher cyber threats, are inefficient and costly to maintain, and, in many cases, have associated equipment that is approaching end of life.
Our targeted customers have historically built, maintained and operated communication networks, including private Land Mobile Radio (“LMR”) networks and supervisory control and data acquisition (“SCADA”) networks on narrowband frequencies licensed exclusively to them by the FCC. Based on our discussions with these targeted customers, these entities commonly express their desire to retain the positive elements of their aging LMR and SCADA networks, namely private ownership, tight control and custom features (such as specialized coverage and priority access), while adding the benefits of broadband and other advanced technologies (such as solving a broader set of use cases, including high-speed data transmission, video services and economies of scale). However, due to the general unavailability of low band spectrum (i.e., below 1 GHz), these entities have had limited opportunities to license or acquire the spectrum required to deploy cost-effective wireless broadband or other advanced technologies on their own.
In contrast to legacy systems, the wireless broadband networks, technologies and solutions that can be deployed by utilizing our spectrum assets can address the communication demands of the modern grid, both now and in the future. Our licensed 900 MHz spectrum offers the assurance of absolute control over access to and use of that spectrum, allowing our spectrum to be utilized to provide customers with guaranteed levels of service and the ability to prescribe and enforce purpose-built “rules of the road” for the provision of those services. Our spectrum assets can also serve as the foundational element to allow our critical infrastructure and enterprise customers to implement LTE capabilities and evolve to 5G when there is a need. Recent FCC actions, including various auctions, have created significant opportunities for blocks of shared, unlicensed spectrum and/or licensed spectrum in the mid and high spectrum bands. The FCC also decided in 2020 to allow our spectrum to be converted to broadband. The additional shared, unlicensed spectrum and/or licensed spectrum can enable future 5G networks, technologies and solutions. While we intend to build our existing and future business strategies around our 900 MHz licensed spectrum, the ability of our critical infrastructure and enterprise customers to combine our licensed 900 MHz spectrum with additional spectrum in one or more licensed, shared and/or unlicensed bands can provide them with an advantageous solution.
Business Development
We have invested in building our business development, sales and marketing teams, which include both external and internal resources, to help foster our evolving customer relationships in furtherance of growing and maturing our pipeline. Since the FCC’s issuance of the Report and Order, our sales and marketing efforts have been focused on pursuing spectrum lease arrangements with our targeted utility and critical infrastructure customers.
Our business development, sales and marketing organizations have the following three key focus areas: (i) direct account-based sales and marketing efforts to our targeted customers; (ii) regulatory outreach and support; and (iii) industry trade organization collaboration. We intend to enhance these efforts with sales and marketing partnerships with a variety of third parties, such as integrators and technology and equipment vendors, with whom we will seek active promotion of our broadband spectrum assets and support for our broadband spectrum assets with their products, technologies, solutions and services. Additionally, our marketing team supports our sales efforts through collateral, product demonstrations, presentations and branded participation through sponsorships and speaking engagements at major trade events, associations and organizations and customer meetings, to expand our brand awareness.
Long-Term Leases of 900 MHz Broadband Spectrum
Ameren Agreements
In December 2020, we entered into our first long-term 900 MHz broadband spectrum lease agreements (the “Ameren Agreements”) covering Ameren’s service territories. The Ameren Agreements will enable Ameren to deploy a PLTE network in its service territories in Missouri and Illinois, covering approximately 7.5 million people. Each Ameren Agreement is for a term of up to 40 years, consisting of an initial term of 30 years, with a 10-year renewal option for an additional payment. The scheduled prepayments for the 30-year initial terms of the Ameren Agreements total $47.7 million, of which $0.3 million we received in February 2021, $5.4 million in September 2021 and $17.2 million in October 2021. The prepayments received to date encompass the initial upfront payment(s) due upon signing of the Ameren Agreements and payments for delivery of the relevant 1.4 x 1.4 cleared spectrum in several metropolitan counties throughout Missouri and Illinois, in accordance with the terms of the Ameren Agreements. The remaining prepayments of $24.8 million, excluding potential penalties, for the 30-year initial term are due by mid-2026, per the terms of the Ameren Agreements and as we deliver the relevant cleared 900 MHz Broadband Spectrum and the associated broadband licenses. We are working with incumbents to clear the 900 MHz Broadband Spectrum allocation in Ameren’s service territory. In August 2021, the FCC granted the first 900 MHz broadband licenses to us for several counties in Ameren’s service territory, for which the Ameren Agreements were also subsequently approved by the FCC. In accordance with ASC 606, the payments of prepaid fees under the Ameren Agreements will be accounted for as deferred revenue on the Company’s Consolidated Balance Sheets and will be recognized ratably as we deliver cleared 900 MHz Broadband Spectrum and the associated broadband licenses by county over the contractual term of approximately 30-years.

The following table represents the delivery milestones as defined in the Missouri and Illinois Ameren Agreements and the allocated value ascribed for each term of the milestone.

Ameren
Milestone	Total allocated value (in millions)*	Expected start of revenue recognition**	Term**
Upfront deposit	$0.3	Q3 FY22	30 years
Delivery of area 1 1.4 x 1.4 spectrum	1.7	Q3 FY22	3 years
Delivery of area 1 3 x 3 spectrum	21.0	Q1 FY25	27 years
Delivery of area 2 3 x 3 spectrum	1.9	Q1 FY25	27 years
Delivery of area 3 3 x 3 spectrum	22.8	Q1 FY27	25 years
* Total allocated value is subject to change based on final delivery date of the broadband licenses for the associated milestone, which may include penalties associated with delayed deliveries.
** Revenue recognition occurs upon delivery of broadband licenses for the associated milestone, which may be delayed at Ameren’s request. Term is calculated based on the expected delivery date, which correlates to the period of time the revenue will be recognized for the associated milestone.
Evergy Agreement
In September 2021, we entered into a long-term lease agreement of 900 MHz broadband spectrum with Evergy, (the “Evergy Agreement”). The Evergy service territories covered by the Evergy Agreement are in Kansas and Missouri with a population of approximately 3.9 million people. The Evergy Agreement is for a term of up to 40 years, comprised of an initial term of 20 years with two 10-year renewal options for additional payments. Prepayment in full of the $30.2 million for the 20-year initial term, which was due and payable within thirty (30) days after execution of the Evergy Agreement, was received by us in October 2021. The Evergy Agreement is subject to customary provisions regarding remedies for non-delivery, including refund of amounts paid and termination rights, if Anterix fails to perform its contractual obligations, including failure to deliver the relevant cleared 900 MHz broadband spectrum, in accordance with the terms of the Evergy Agreement. We are working with incumbents to clear the 900 MHz broadband spectrum allocation covered by the Evergy Agreement. We expect to recognize revenue from the Evergy Agreement commencing in the first half of fiscal year 2023. In accordance with ASC 606, the payments of prepaid fees under the Evergy Agreement will be accounted for as deferred revenue on the Company’s Consolidated Balance Sheets and will be recognized ratably as we deliver cleared 900 MHz broadband spectrum and the associated broadband licenses by county over the contractual term of approximately 20-years.
The following table represents the delivery milestones as defined in the Evergy Agreement and the allocated value ascribed for each term of the milestone.

Evergy
Milestone	Total allocated value (in millions)*	Expected start of revenue recognition**	Term**
Delivery of 1.4 x 1.4 spectrum	$0.9	Q2 FY23	1 year
Delivery of 3 x 3 spectrum	29.3	Q2 FY24	19 years
* Total allocated value is subject to change based on final delivery date of the broadband licenses for the associated milestone, which may include penalties associated with delayed deliveries.
** Revenue recognition occurs upon delivery of broadband licenses for the associated milestone. Term is calculated based on the expected delivery date, which correlates to the period of time the revenue will be recognized for the associated milestone.
Sale of 900 MHz Broadband Spectrum
SDG&E Agreement
In February 2021, we entered into an agreement with SDG&E to sell 900 MHz broadband spectrum throughout SDG&E’s California service territory, including San Diego and Imperial Counties and portions of Orange County (the “SDG&E Agreement”) for a total payment of $50.0 million. The SDG&E Agreement will support SDG&E’s deployment of a PLTE network for its California service territory, with a population of approximately 3.6 million people. As part of the SDG&E Agreement, SDG&E and Anterix are collaborating to accelerate the utility industry momentum for private networks. The SDG&E Agreement includes the assignment of 6 MHz of 900 MHz broadband spectrum, 936.5 – 939.5 MHz paired with 897.5 – 900.5 MHz, within SDG&E’s service territory following the FCC’s issuance of the broadband licenses to us. Delivery of the relevant 900 MHz broadband spectrum and the associated broadband licenses by county is expected to commence in fiscal year

2023 and is scheduled for completion before the end of fiscal year 2024. The total payment of $50.0 million is comprised of an initial payment of $20.0 million, received in February 2021 and the remaining $30.0 million payment, which is due through fiscal year 2024 as we deliver the relevant cleared 900 MHz broadband spectrum and the associated broadband licenses to SDG&E. We are working with incumbents to clear the 900 MHz broadband allocation in SDG&E’s California service territory. The SDG&E Agreement is subject to customary provisions regarding remedies, including reduced payment amounts and/or refund of amounts paid, and termination rights, if a party fails to perform its contractual obligations. A gain or loss on the sale of spectrum will be recognized for each county once we deliver the cleared 900 MHz broadband spectrum and the associated broadband licenses to SDG&E.
Competition
Our competitors include the Tier 1 carriers (Verizon, AT&T and T-Mobile), private radio operators and other public and private companies who own spectrum, supply communication networks, technologies, products and solutions to our targeted utility and critical infrastructure enterprises. Many of these competitors have a long track record of providing technologies, products and solutions to our targeted customers and have greater political and regulatory influence than we do. In addition, many of our competitors have more resources, substantially greater product development and marketing budgets, greater name and brand recognition, a significantly greater base of customers in which to spread their operating costs and more financial and personnel resources than we do. All of these factors could prevent, delay or increase the costs of commercializing the broadband licenses we secure to our targeted customers.
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
Further, the FCC and other federal, state and local governmental authorities could adopt new regulations or take actions, including making additional spectrum available that can be utilized by our targeted customers, which could harm our ability to license our spectrum assets. For example, the federal government created and funded the First Responder Network Authority (“FRNA”), which the federal government authorized to help accomplish, fund, and oversee the deployment of a dedicated Nationwide Public Safety Broadband Network (“NPSBN”), which is marketed as “FirstNet.” The NPSBN may provide an additional source of competition to utilizing our 900 MHz spectrum assets by our targeted utility and critical infrastructure enterprises.
Our Historical FCC Initiatives
Joint Petition
While our current licensed spectrum can support narrowband and wideband wireless services, the most significant business opportunities we identified require contiguous spectrum that allows for greater bandwidth than allowed by the original configuration of the 900 MHz band. In November 2014, in conjunction with the Enterprise Wireless Alliance (“EWA”), we submitted a Joint Petition for Rulemaking (the “Joint Petition”) to the FCC proposing a realignment of a portion of the 900 MHz band to create a 6 MHz broadband segment, while retaining 4 MHz for continued narrowband operations. In May 2015, we and the EWA filed proposed rules with the FCC related to our Joint Petition recommending procedural and technical operating parameters and processes related to the administration and technical sequencing of the proposed realignment of the 900 MHz band. Our proposed rules included the requirement for the broadband operator to provide comparable facilities to incumbent licensees, to pay the costs of their realignment and to utilize available filtering technologies to protect incumbents adjacent to the proposed broadband portion of the 900 MHz band.
Notice of Inquiry
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
Notice of Proposed Rulemaking
On March 14, 2019, the FCC unanimously adopted a Notice of Proposed Rulemaking (“NPRM”) endorsing our objective of creating a broadband opportunity in the 900 MHz band for critical infrastructure and other enterprise users. In the NPRM, the FCC set to determine (i) what mechanism and requirements should be imposed before a broadband applicant can acquire the FCC’s inventory of spectrum, including how to mitigate a windfall that might be attributed to the broadband applicant by the FCC’s action; (ii) what mechanism should be used to enable the broadband applicant to clear sufficient spectrum to qualify for a broadband license, including how to prevent potential holdouts; (iii) what size systems being operated by incumbents should be deemed to be “Complex Systems” and exempt from any Mandatory Retuning requirements; and (v) what approaches, including potential overlay auctions, should be used in counties where the broadband segment cannot be cleared of incumbents.
We filed our comments to the NPRM in June 2019 and submitted reply comments in July 2019.
The 900 MHz Report and Order
On May 13, 2020, the FCC approved the Report and Order to modernize and realign the 900 MHz band to increase its usability and capacity by allowing it to be utilized for the deployment of broadband networks, technologies and solutions. In the Report and Order, the FCC reconfigured the 900 MHz band to create a 6 MHz broadband segment (240 channels) and two narrowband segments, consisting of a 3 MHz narrowband segment (120 channels) and a 1 MHz narrowband segment (39 channels). FIGURE I below illustrates the FCC realignment as outlined in the Report and Order.
FIGURE I

The Role of the County
Under the Report and Order, the FCC established the “county” as the base unit of measure in determining whether a broadband applicant is eligible to secure a broadband license. There are 3,233 counties in the United States, including Puerto Rico and other U.S. territories.
Broadband License Eligibility Requirements
The Report and Order establishes three eligibility requirements to obtain broadband licenses in a county, which we refer to herein as (i) the “50% Licensed Spectrum Test,” (ii) the “90% Broadband Segment Test” and (iii) the “240 Channel Requirement.”
Treatment of Complex Systems
The Report and Order exempts Complex Systems from the Mandatory Retuning process, even when a broadband applicant meets the 90% Broadband Segment Test, because retuning these systems would potentially be disruptive to the operators. MAP 1 below illustrates the current Complex Systems and our status regarding swap agreements.

MAP 1: COMPLEX SYSTEM AREAS: 45+ SITES

Evergy
IWT
Eversource
S Cal Edison
Santee
Cooper
Duke - NC
LCRA
Oncor
Duke - FL
FPL
- Complex System Site
- Complex System Site (Under Swap Agreement)

Total of 3,233 counties in the US and territories

Map dated March 31, 2022

The Association of American Railroads
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
Broadband Licensing Process
In May 2021, the Wireless Telecommunication Bureau released a Public Notice detailing the application requirements and timeline for obtaining broadband licenses. The broadband licensing process includes an FCC Form 601, an application used for new wireless licenses, an Eligibility Certification and a Transition Plan describing the agreements the prospective broadband applicant has entered into with Covered Incumbents. We intend to pursue and file applications based on the timing of customer opportunities, strategic initiatives and our spectrum clearing results. Within 15 days of filing a broadband application, we will surrender our underlying licenses. The Anti-Windfall payment to the U.S. Treasury for any spectrum we require from the FCC’s inventory to reach the 240 Channel Requirement will be made as soon as possible after the FCC provides us the amount due for these channels. In cases where we have satisfied the 90% Broadband Segment Test but have not reached an agreement with all Covered Incumbents, the Mandatory Retuning process will commence after we receive the broadband license.
1. 50% Licensed Spectrum Test. To be eligible for a broadband license in a particular county, a broadband applicant must demonstrate that it holds more than 50% of the outstanding licensed channels in that county. As noted above, the 900 MHz band is made up of a maximum of 399 channels in each county. The FCC has licensed less than the maximum number of 399 channels in all but the most populous counties. Because the 50% Licensed Spectrum Test is based on licensed channels, any channels that are not licensed by the FCC are not included in the denominator when determining whether the broadband applicant has satisfied this test. As of the date of this filing, we alone satisfy the 50% Licensed Spectrum Test in approximately 3,200 counties of the 3,233 counties in the United States and its territories. MAP 2 below illustrates our licensed channels by county in the entire 900 MHz band segment created by the Report and Order.

MAP 2: ANTERIX 50% TEST IN THE ENTIRE 900 MHZ BAND

Anterix-Claimed Chs vs.
All Licensed Chs in 5x5
(Number Of Counties In Range)
50% or more (3199)
40% to 49.9% (19)
0% to 39.9% (15) ^
^ 10 of these counties are Guam, American Samoa, & Northern Mariana Islands.
Total of 3,233 counties in the US and territories
Map dated March 31, 2022

2. 90% Broadband Segment Test. The second test, the 90% Broadband Segment Test, addresses the balance between a voluntary market process to clear any “Covered Incumbent” (i.e., holders of licenses in the broadband segment) and the Mandatory Retuning process established by the FCC in the Report and Order (which applies to all Covered Incumbents, except for those Covered Incumbents operating “Complex Systems” as defined above). This test requires the broadband applicant to hold or have agreements with Covered Incumbents for 90% of the licensed channels in the broadband segment in a particular county and within 70 miles of the county’s boundaries before the FCC will issue a broadband license and therefore commence the mandatory retuning period. The broadband segment in the 900 MHz band has a total of 240 channels. The 90% Broadband Segment Test is calculated using outstanding licensed channels, which means that if the FCC has licensed all 240 channels, the broadband applicant would be required to have control of, or agreements covering, 216 channels within the broadband segment. In most counties in the United States, the FCC has licensed fewer than 240 channels in the broadband segment and these unlicensed channels are not included in the denominator when determining whether the broadband applicant has satisfied this 90% Broadband Segment Test.
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
Before filing for a broadband license, the broadband applicant must satisfy the 90% Broadband Segment Test by utilizing its channel holdings and negotiating with Covered Incumbents on a purely voluntary basis for any additional channels it requires to satisfy this test. Only after the 50% Licensed Spectrum Test and the 90% Broadband Segment Test are satisfied will the FCC issue to the broadband applicant a broadband license and commence the “Mandatory Retuning” period. During this Mandatory Retuning period, any Covered Incumbents that remain in the broadband segment (other than Complex Systems) are required to negotiate in good faith with the broadband applicant to sell their channels or otherwise clear the broadband segment, subject to intervention by the FCC if the parties cannot reach an agreement.
MAP 3 below illustrates our licensed holdings and licensed holdings we have under contract by county in the 6 MHz broadband segment created by the Report and Order. This map does not reflect licenses that may meet the protection criteria as that is evaluated on a county basis as each broadband transition plan is prepared.

MAP 3: ANTERIX 90% TEST IN THE BROADBAND SEGMENT

Complex Systems not factored into this calculation
Anterix + Swap-Agreed Chs vs.
All Licensed Chs in 3x3
(Number Of Counties In Range)
90% or more (2068)
80% to 89.9% (424)
60% to 79.9% (535)
Less than 60.0% (206) ^
^ 10 of these counties are Guam, American Samoa, & Northern Mariana Islands.
Total of 3,233 counties in the US and territories
Map dated March 31, 2022

3. 240 Channel Requirement. The Report and Order requires the broadband applicant to surrender 6 MHz of narrowband spectrum (or 240 channels) in the applicable county to the FCC in exchange for a broadband license. If the broadband applicant does not have sufficient channels in the county to return 240 channels to the FCC, it can elect to make an Anti-Windfall Payment to the U.S. Treasury to effectively purchase unlicensed channels in the FCC’s inventory. The Anti-Windfall Payment for these channels will be based on prices paid in the applicable county in the 600 MHz auction conducted by the FCC. To satisfy the 240 Channel Requirement, the broadband applicant has the option on a county-by-county basis to determine whether it is more cost-effective to make the Anti-Windfall Payment, purchase channels from incumbents (where available), or possibly a combination of both.
Importantly, the markets where the FCC has channels in inventory and where we may need to make Anti-Windfall Payments to effectively return 240 channels to the FCC are generally in smaller urban, suburban and rural markets. Our spectrum position is greatest in the largest, most populated and therefore most expensive markets, with a few exceptions as shown in MAP 4 below. Although we will need to make Anti-Windfall Payments to secure broadband licenses in some counties, the average cost in aggregate for the channels, will be lower than the nationwide average amount of $0.93 per MHz of population covered (“POP”) paid in the FCC’s 600 MHz auction.
Costs of Securing Broadband Licenses
As discussed above, to obtain a broadband license in a county, the broadband applicant must satisfy (i) the 50% Licensed Spectrum Test, (ii) the 90% Broadband Segment Test and (iii) the 240 Channel Requirement. As the broadband applicant, we can satisfy these channel requirements by including our existing licensed channels in the 900 MHz band and by acquiring or clearing additional channels when necessary, through (i) spectrum purchases, (ii) spectrum retuning and/or (iii) by making Anti-Windfall Payments. Under the Report and Order, we have the option of using each of these options alone, or in any combination required, to satisfy the broadband license eligibility requirements for a particular county.
1.Spectrum Purchase. In 2015, we began acquiring targeted additional channels in the 900 MHz band in various markets in anticipation of the Report and Order. We have and will continue to employ spectrum acquisition as a tool for those situations where a Covered Incumbent desires to exit the 900 MHz band. We may selectively acquire channels outside the 900 MHz broadband segment and use them to swap for channels within the broadband segment. For purposes of our broadband license eligibility, any potential acquisitions we negotiate in the 900 MHz band may be included as part of our broadband application, but the acquisition does not need to be consummated at the time we submit our broadband license application.
2.Spectrum Retuning. Retuning is the exercise of modifying, broadband segment channels held by Covered Incumbents and moving them to channels outside of the 900 MHz broadband segment established by the Report and Order. In cases where we cannot retune, we must swap our narrowband channels outside the broadband segment for the broadband segment channels held by a Covered Incumbent. A retune or swap adds to the number of channels we hold for computational purposes of the 90% Broadband Segment Test. We began retuning or swapping channels with interested Covered Incumbents in 2015 in anticipation of the Report and Order. We have continued retuning and swapping channels with Covered Incumbents since that time. For purposes of broadband license eligibility, any potential spectrum retuning or swapping agreements we negotiate in the 900 MHz band will be included as part of our broadband application, but we are not required to complete the retune or swap before we submit our broadband license application.
3.Anti-Windfall Payment. To obtain a 6 MHz broadband license, we must surrender 240 licensed channels in the county. As this band has been underutilized historically, most counties in the United States do not have 240 outstanding licensed channels. To make up the difference, we may effectively pay for channels from the FCC’s spectrum inventory by making an Anti-Windfall Payment. As noted above, the FCC will use a reference per channel price based on the average price paid in the FCC’s 600 MHz auction in each given county.
Our Historical Businesses
Prior to the Report and Order and our shift in business strategy, we generated our revenue principally from our pdvConnect and TeamConnect businesses. pdvConnect is a mobile communication and workforce management solution that enables businesses to locate and communicate with their field workers and improve the documentation of work events and job status. We historically marketed pdvConnect primarily through two Tier 1 carriers in the United States. In the year ended March 31, 2016, we began offering a commercial push-to-talk (“PTT”) service, which we marketed as TeamConnect, in seven major metropolitan areas throughout the United States, including Atlanta, Baltimore/Washington, Chicago, Dallas, Houston, New York and Philadelphia. We developed TeamConnect to address the needs of enterprises that value a tailored PTT solution addressing the management of their mobile workforce. We primarily offered our TeamConnect service to customers indirectly through third-party sales representatives who were primarily selected from Motorola’s nationwide dealer network.
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
Under these agreements, A BEEP and Goosetown agreed to provide customer care, billing and collection services for their respective acquired customers. We continued to provide these services through April 1, 2019, to help facilitate the transition of the acquired customers. Additionally, we were required to maintain and pay all site lease, backhaul and utility costs required to operate the MotoTRBO Systems for two years, which ended on January 2, 2021. As part of our efforts to clear the 900 MHz spectrum for broadband use, A BEEP and Goosetown were required to migrate the acquired customers off the MotoTRBO Systems by the end of this two year period. In consideration for the customers and rights we transferred, A BEEP and Goosetown were required to pay us a certain portion of the recurring revenues they receive from the acquired customers ranging from 20-100% during the terms of the agreements. Additionally, A BEEP was required to pay us a portion of recurring revenue from customers who utilize A BEEP’s push-to-talk Diga-Talk Plus application service ranging from 15-35% for the two year period. Goosetown was required to pay us 20% of recurring revenues from the TeamConnect applications we licensed to them for the two year period. As part of our obligations, we will continue operating the TeamConnect networks in the markets in which customers are being transferred and trunked facilities in other markets in which we hold FCC licenses.
Under the terms of the MOU, we assigned the intellectual property rights to our TeamConnect and pdvConnect applications to TeamConnect LLC (the “LLC”), an entity formed by the principals of Goosetown, in exchange for a 19.5% ownership interest in the LLC upon the April 30, 2019 execution of the LLC’s Amended and Restated Limited Liability Company Agreement. The Goosetown principals agreed to fund the future operations of the LLC, subject to certain limitations. The LLC assumed our software support and maintenance obligations under the A BEEP and Goosetown agreements. The LLC also assumed customer care services related to our pdvConnect application. On April 1, 2020, we transferred our pdvConnect customers to the LLC and the LLC agreed to pay us a certain portion of the recurring revenues from these customers.
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
Licensing
We are authorized to provide our wireless communication services on specified frequencies within specified geographic areas and in doing so must comply with the rules, regulations and policies adopted by the FCC. The FCC issues each spectrum license for a fixed period, typically ten years in the case of the FCC narrowband licenses we currently hold and 15 years for any broadband licenses in accordance with the Report and Order. Any broadband licenses we secure will also have performance requirements at the 6- and 12-year marks to demonstrate that the broadband spectrum is being used to serve the public interest. While the FCC has generally renewed licenses held by operating companies like us, the FCC has the authority to both revoke a license for cause and to deny a license renewal if it determines that license renewal is not in the public interest. Furthermore, we could be subject to fines, forfeitures and other penalties for failure to comply with FCC regulations, even if any such non-compliance is unintentional. The loss of any licenses, or any related fines or forfeitures, could adversely affect our business, results of operations or financial condition.
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
FCC Regulations
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
State and Local Regulation
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

Tower Siting
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
National Security
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
Report and Order
The FCC regulates the issuance of broadband licenses in the 900 MHz band in accordance with the Report and Order.
Human Capital Management
We believe we have an experienced, talented, motivated and dedicated team. We are committed to supporting the development of all of our employees and to continuing to build on our strong culture. As of March 31, 2022, we had seventy-three full-time employees. We engage consultants and contract workers on an as-needed basis. We believe the relations with our employees and consultants are good.
Company Culture
We are guided by our core values – Integrity, Courage, Camaraderie, Transformative, and Excellence – that express how we aspire to be when we are at our best. With these values as the backbone of our corporate culture, we work tirelessly to act as responsible stewards – to our employees, communities and other stakeholders who rely on us. In addition, we are committed to governing and operating our business with the highest levels of integrity and ethics.
We are focused on regular evaluation of our culture. In 2021, we invited all employees to participate in a culture assessment by completing an anonymous survey. Eighty percent of our employees participated in the cultural survey providing a good basis to gauge employee sentiment. Our management team reviewed the feedback and shared the survey results with employees at a quarterly Town Hall meeting. The survey showed that we have a highly engaged workforce that overwhelmingly views our work environment favorably. Where our employees identified areas for improvement, we worked with various functional areas to create and implement action plans to address any issues.
Diversity, Equity and Inclusion
We are committed to hiring inclusively, providing training and development opportunities, fostering an inclusive culture, ensuring equitable pay for employees, and focusing on attracting and retaining diverse representation at every level within the Company. We formed our Diversity, Equity and Inclusion Taskforce in 2020, and it has among its objectives increasing cultural awareness, creating a pipeline of diverse candidates, and diversifying our supplier base. Additionally, in 2021, we launched our first employee resource group – Anterix Women in Excellence (“AWE”). AWE has as its purpose connecting the women of Anterix and providing a space for support and advocacy, networking, training, leadership, and community-building opportunities for both employees and interns.
Partnerships with organizations like INROADS and Talent Hue provide further avenues for recruiting diverse talent. As of March 31, 2022, twenty-nine percent of our independent Board members identify as diverse. Additionally, sixty percent of our new hires in Fiscal 2022 were females, up from twenty-five percent of new hires in Fiscal 2021, and as a result, thirty-eight percent of our Fiscal 2022 workforce was female versus thirty-four percent in Fiscal 2021. In terms of racial diversity, in Fiscal 2022, twenty-nine percent of our workforce is non-white, up from twenty-seven percent in Fiscal 2021.

Employee Growth and Development
We offer a meaningful work environment with experiences and opportunities to grow and develop. This starts with the opportunity for continuous learning and the opportunity to do challenging, transformative work that helps our team build skills at all levels, including leadership opportunities, coaching, and mentoring. In addition to mandatory training on insider trading, anti-harassment, and our Code of Business Conduct, we provide (and encourage employees to partake in) optional career development, health and wellness, and employee engagement activities and training.
We conduct surveys that gauge employee sentiment in areas like career development, manager performance and inclusivity, and we are committed to taking steps to address areas needing improvement.
Employee Health and Safety
We strive to provide a safe workplace environment and have implemented policies to support the health and safety of our employees, including a work-from-home policy. As we continue to manage our business proactively through the global coronavirus crisis, we initially transitioned our workforce to work from home and have moved to a hybrid model, except for employees needing in-person access to laboratories or other resources onsite. We believe that we have learned to operate successfully in this unique environment, and we remain committed to supporting our team’s new, more carbon-friendly, hybrid work program.
Our Corporate Information
Our principal executive offices are located at 3 Garret Mountain Plaza, Suite 401, Woodland Park, New Jersey 07424 and 8260 Greensboro Drive, Suite 501, McLean, Virginia. Our main telephone number is (973) 771-0300. We were originally incorporated in California in 1997 and reincorporated in Delaware in 2014. Our website is www.anterix.com.
Available Information
Our Annual Reports on From 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are made available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commissions (“SEC”). The SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We include our website address in this Annual Report only as an inactive textual reference. The information on or accessible through our website is not incorporated into this Annual Report, and you should not consider any information on, or that can be accessed through, our website a part of this Annual Report or our other filings with the SEC.
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
Risks Related to Obtaining Broadband Licenses, the Retuning Process and the Use of Our Spectrum
Our plans to commercialize our 900 MHz spectrum assets depend on our ability to qualify for and obtain broadband licenses from the FCC in accordance with the requirements of the Report and Order. If we are unable to obtain broadband licenses on favorable terms and on a timely basis, our business, liquidity, results of operations and prospects will be materially adversely affected.
Our plans to commercialize our 900 MHz spectrum assets depend on our ability to obtain broadband licenses in accordance with the requirements of the Report and Order approved by the FCC in May 2020, and which became effective on August 17, 2022. The Report and Order establishes three general eligibility requirements to obtain a broadband license, which we refer to herein as (i) the “50% Licensed Spectrum Test,” (ii) the “90% Broadband Segment Test” and (iii) the “240 Channel Requirement.” We will need to satisfy all eligibility requirements in each county in the United States for which we desire to obtain a broadband license. Under the 50% Licensed Spectrum Test, we must demonstrate that we hold more than 50% of the licensed channels in the 900 MHz band in the applicable county. Under the 90% Broadband Segment Test, we must provide the FCC with a plan demonstrating that we hold, or have agreements with Covered Incumbents for, at least 90% of the licensed channels in the 6 MHz broadband segment designated by the FCC and within 70 miles of the county boundary. Under the 240 Channel Requirement, we must surrender 6 MHz of broadband or narrowband spectrum (or 240 channels) in the applicable county to the FCC. If we do not have a sufficient number of channels to satisfy any of these eligibility requirements, we will be required to purchase the additional channels from incumbents in privately negotiated transactions, swap our existing channels with incumbents (including any required retuning of the incumbent radio systems), demonstrate the ability to protect Covered Incumbents or effectively purchase channels not previously licensed by the FCC by making an Anti-Windfall Payment. The amount of spectrum we will be required to purchase and/or swap and the amount of any Anti-Windfall Payment will vary in each county based on our existing spectrum holdings in such county. Our ability to acquire and/or swap the additional spectrum necessary to secure broadband licenses in a desired county on a timely and cost-effective basis will depend on the incumbents who hold the additional spectrum we need to acquire or swap and their operations that we may need to retune or replace. Obtaining the required spectrum to qualify for broadband licenses may take longer and be more expensive than we currently anticipate. In addition, as discussed in more detail below, incumbents may elect not to sell or swap their existing channels on reasonable terms, or at all, and until we can satisfy the 90% Broadband Segment Test, we will not be able to utilize the Mandatory Retuning procedures the FCC established in the Report and Order. If we are unable to obtain broadband licenses on favorable terms and on a timely basis, or at all, our business, liquidity, results of operations and prospects will be materially adversely affected. In addition, significant costs or delays beyond what we have anticipated in our business plan will further delay us from commercializing our spectrum assets, and may prevent us from returning capital to stockholders (through dividends or stock repurchases) and require us to seek additional sources of capital and liquidity in order to carry out our business and plans, which could cause significant dilution to our existing stockholders. See the risk factor entitled “We may not be able to correctly estimate our operating expenses or future revenues, which could lead to cash shortfalls and require us to secure additional financing.”
The voluntary exchange process established by the FCC in the Report and Order may not allow us to clear or relocate incumbents in a timely manner and on commercially reasonable terms, or at all.
The Report and Order establishes a market-driven, voluntary exchange process for clearing the channels in the broadband segment on a county-by-county basis. When we apply for a broadband license, we will need to demonstrate that we satisfy the 90% Broadband Segment Test. The fact that we will need to account for 90% of the licensed channels in the broadband segment before we can file for a broadband application, can lead to holdouts by Covered Incumbents. For example, a Covered Incumbent may demand compensation in an amount that is disproportionate to the cost of relocating its system or any reasonable reflection of the value of its spectrum holdings or may elect not to negotiate an agreement at all. In the Report and Order, the FCC has established the 90% Broadband Segment Test, which if satisfied, triggers a Mandatory Retuning process to help a broadband applicant clear the remaining channels in the broadband segment. There is no assurance, however, that we can swap or acquire sufficient channels, including purchasing additional spectrum, swapping spectrum or entering into protective agreements with Covered Incumbents, to satisfy the 90% Broadband Segment Test on a timely basis and on commercially reasonable terms, or at all. Further, even if we satisfy the 90% Broadband Segment Test, as part of the Mandatory Retuning process we will be required to pay any costs associated with providing Covered Incumbents with comparable facilities and paying relocation costs.
In addition, the FCC has exempted channels from the Mandatory Retuning process that are being utilized by incumbents operating Complex Systems. The FCC exempted Complex Systems from the Mandatory Retuning requirements because retuning these systems could be complex and disruptive to the incumbent operators. Complex Systems are located in some of the largest business and population centers in the United States. Most are operated by electric utilities, including some utilities that actively opposed our 900 MHz broadband spectrum initiatives that resulted in the Report and Order. This exemption effectively prevents us from obtaining broadband licenses in counties where these Complex Systems are located (or if a Complex System is being operated within 70 miles of a county boundary for which we are attempting to obtain a broadband license) without the incumbent’s consent, which could be withheld for any reason, or for no reason. As a result, the incumbents operating Complex Systems can make demands that are not commercially reasonable (including the commercial terms of any long-term lease of our spectrum), delay their decision or refuse to negotiate with us altogether. Our inability to obtain broadband licenses in counties where Complex Systems are currently being operated (or are being operated within 70 miles of a county boundary for which we are attempting to obtain a broadband license) could have a material adverse effect on our operations and business plan, our future prospects and opportunities and on our ability to develop a profitable business.
The members of the AAR may delay or hinder our ability to commercialize broadband licenses.
The AAR holds a nationwide geographic license for six non-contiguous channels in the 900 MHz band, three of which are located within the broadband segment established by the FCC in the Report and Order. These channels are used by freight railroads for Advanced Train Control System operations. We recognized from the outset of the 900 MHz proceedings the importance of reaching agreements with the railroads about their relocation and worked with them throughout the FCC process. The Report and Order acknowledged the agreement we had reached with the AAR. In January 2020, we formalized our AAR Agreement with the AAR in which we agreed to cancel licenses in the 900 MHz band to enable the AAR to relocate its operations, including operations utilizing the three channels located in the 900 MHz broadband segment. We cancelled these licenses in June 2020 in accordance with the AAR Agreement. Delays by members of the AAR in clearing their channels in the broadband segment could delay or hinder our ability to commercialize broadband licenses and the ability of our customers to deploy 3/3 MHz broadband networks in the affected area, which could have a material adverse effect on our operations and business plan, our future prospects and opportunities and on our ability to develop a profitable business.
We may not be successful in commercializing our spectrum assets on a timely basis or in accordance with our business plans and expectations.
We have identified utilities and other critical infrastructure enterprises as our initial target customers. As of the date of this filing, we have signed long-term leases of our spectrum assets with Ameren and Evergy and have entered into a contract to sell our spectrum assets to SDG&E. Although we are in discussions with other utilities and critical infrastructure enterprises, there is no assurance that these discussions will continue to progress or eventually result in contracts with these entities or that we will be successful in our efforts to commercialize our spectrum assets and other service offerings. For example, utilities or other critical infrastructure enterprises may not elect to lease any broadband licenses we secure on terms satisfactory to us or for a lease amount that represents what we believe is the fair market value for the lease of our spectrum, on a timely basis, or at all. Similarly, there is no assurance that utilities or other critical infrastructure customers will retain us for any other value-added services we offer them. As a result, our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by companies in their early stages of implementing a new business plan and pursuing opportunities in highly competitive and rapidly developing markets.
In addition, under our current business plan, we intend to enter long-term leasing or other transfer arrangements for our spectrum assets with one customer, or a limited number of customers, in each geographic area. We also expect that our customers will pay what we believe is the fair market value for the lease of the spectrum and bear the costs of deploying and operating their private broadband networks. As a result, many geographic areas may have only one or a limited number of potential customers and if we are not successful with this customer or limited number of customers, our spectrum may not be utilized, and we will not be able to generate revenues from owning spectrum in that geographic area. In addition, even if we enter a long-term lease or transfer arrangement for a geographic area, payments by our customer will be contingent on our ability to clear incumbents and take the other necessary actions to secure broadband licenses on a timely basis. Our customers also will typically require rights to all spectrum we have in its geographic operating area. Because of this, we may not have additional spectrum assets to lease in such geographical area to other potential customers. Further, other than our lease or transfer arrangements, we will not generate revenue from the operation of the broadband networks or technologies deployed by our customers. As a result, there is considerable uncertainty as to whether we can generate sufficient revenues to develop a profitable business from leasing or otherwise transferring our licensed 900 MHz spectrum on a timely basis, or at all.
Our ability to successfully commercialize our spectrum assets will also depend on the commercial availability of technology, products and solutions that can both utilize the broadband licenses we secure and satisfy our customers’ demands. Our spectrum assets are located within the 3GPP global standard of Band 8 (also known as the E-GSM band, or 880 - 915 MHz paired with 925 - 960 MHz). Band 8 has been internationally approved and is currently being utilized with LTE broadband networks. However, we may not be able to continue to convince chipmakers and other technology, product and solution manufacturers and vendors to develop the technology, products and solutions required to satisfy our customers’ various use cases and meet the technical specifications established in the Report and Order. Further, adverse economic conditions, including as a result of COVID-19, may result in supply chain issues which limit our customer’s ability to obtain the necessary technology and products to deploy an LTE broadband network utilizing our spectrum. If such technologies, products and solutions are not available or competitively priced or are significantly delayed, our customers may decide not to lease any broadband licenses we secure on acceptable terms, on a timely basis, or at all.
Further, our assessment that we should target utilities and other critical infrastructure entities as customers for our spectrum is based on our determination that these entities have regulatory and other incentives to install a significant number of new technologies, such as smart devices and sensors, that will generate an increasing amount of data that cannot be addressed well by their existing communication networks and systems. Our potential customers, however, are large organizations and a decision to implement private broadband networks, technologies and solutions is an involved decision and will require significant capital outlays. Any negotiation and contract process with these potential customers has taken, and likely will continue to take, a significant amount of time and effort to work through their approval and funding processes. In addition, there is no assurance that the governmental agencies that regulate these entities will allow them to pass the capital costs of implementing broadband networks, technologies and solutions utilizing our spectrum on to their ratepayers, which could cause these entities to be unable to afford, or to elect not to pursue, rights to our spectrum assets. In addition, although there is broad availability of broadband LTE, there is no assurance that our targeted customers will be able to utilize existing broadband networks, technologies and solutions with our spectrum for their desired use cases without requiring modifications to existing equipment or engaging in product and/or service development efforts, any of which could result in deployment delays, require them or us to invest in technology or other development activities or otherwise adversely limit the potential benefits or value of our spectrum assets. If any of these risks occur or continue beyond our plans and expectations, our plans to commercialize our spectrum assets may not be as valuable as we expect and we may experience significant delays in our commercialization plans, which will have an adverse effect on our business, liquidity, results of operations and prospects.

We are subject to contingencies and obligations under our commercial agreements with Ameren, SDG&E and Evergy, including the delivery of cleared spectrum and broadband licenses on a timely basis, and as a result, there is no assurance that we will receive payments from Ameren and/or SDG&E in the amounts and on the timeline we currently expect, or that any payments we have received to date, including from Evergy, will not be subject to repayment or that we will not be subject to contract claims, including rights of termination.
In December 2020, we announced that we had entered into the Ameren Agreements to provide 900 MHz broadband spectrum licenses covering Ameren’s service territories in Missouri and Illinois. In February 2021, we announced that we had entered into the SDG&E Agreements to provide 900 MHz broadband spectrum throughout SDG&E’s California service territory, including San Diego and Imperial Counties and portions of Orange County. In September 2021, we entered into a long-term lease agreement of 900 MHz broadband spectrum with Evergy. The Evergy service territories covered by the Evergy Agreement are in Kansas and Missouri. We are subject to contingencies and obligations under our commercial agreements with Ameren, SDG&E and Evergy, including the delivery of cleared spectrum and broadband licenses in the designated service territories on a timely basis. There is no assurance that we will be able to clear incumbents from Ameren’s, SDG&E’s and/or Evergy’s respective service territories and obtain broadband licenses from the FCC on the timeline required under our agreements, or at all. Ameren’s, SDG&E’s and Evergy’s respective payment obligations, including our ability to maintain any upfront payments and any future payment obligations under these agreements, are contingent on our ability to deliver cleared spectrum and broadband spectrum licenses on the timelines required in these agreements. As a result, there is no assurance that we will be able to retain any upfront payments or receive future payments in the amounts and on the timeline we currently expect, or at all. Further, Ameren and Evergy may not elect to exercise their options for additional terms contemplated by the terms of the long-term lease agreements. Further, our costs to clear incumbents, qualify for broadband licenses and perform our other obligations under our agreements with Ameren, SDG&E and Evergy may be significantly more than we currently anticipate, which could increase our operating expenses and reduce the net revenue or proceeds we recognize from these agreements.
The COVID-19 pandemic has disrupted and could continue to adversely impact our business, including our broadband licensing and commercialization efforts and our financial condition, liquidity and results of operations.
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic and COVID-19 continues to cause significant disruptions throughout the World.
The COVID-19 pandemic has disrupted and could continue to adversely impact our business operations and the business operations of our targeted utility and critical infrastructure customers and equipment technology and solution suppliers. Reduced business operations may prevent us from timely and successfully negotiating and entering into agreements with incumbents to acquire and/or swap the spectrum required to enable us to qualify for broadband licenses. The reduced business operations may hinder our efforts to secure broadband licenses from the FCC and to timely and successfully commercialize any broadband licenses we secure for our targeted customers. For example, the disruptions caused by the COVID-19 pandemic have commanded, and may continue to command, the attention of our targeted customers. Further, the business disruptions and reduced economic activity, including the adverse results of inflation, may harm the results of operations and financial condition of our target customers, which may cause them to delay or elect not to pursue a right to lease our spectrum assets and invest in a private LTE system.
The business disruptions and other adverse economic consequences of the COVID-19 pandemic continue to rapidly evolve. The ultimate extent and continuing length of the impact of COVID-19 on our future financial performance will depend on ongoing developments, all of which remain uncertain and cannot be predicted.
Our initiatives with the federal and state agencies and commissions that regulate electric utilities may not be successful.
Our targeted utility and critical infrastructure customers are highly regulated by both federal and state agencies. Electrical utilities, for example, are regulated by federal agencies including the Department of Energy, the Department of Homeland Security, the Federal Energy Regulatory Commission and the NIST. We are working with each of these agencies to educate them about the potential benefits that private broadband LTE networks, technologies and solutions utilizing our spectrum assets can offer utilities. We are also working with state agencies and commissions who regulate the electrical utilities in their respective states, and who have a strong influence over electric utility buying decisions in their jurisdictions. Our goal with these state agencies and commissions is to gain their support for allowing utilities to pass the capital costs of leasing our spectrum assets and deploying private broadband LTE networks, technologies and solutions to ratepayers, including at a customary rate of return for the utility company. We are in the early stages of our initiatives with these federal and state agencies and commissions. We may not be successful in gaining support from these governmental bodies on a timely basis, or at all, which could hinder or delay our commercialization efforts with utilities and other entities. If we do not gain support from these governmental bodies, our targeted critical infrastructure customers may not find it commercially feasible to lease our spectrum assets.

We may not be able to maintain any broadband licenses that we own and/or obtain from the FCC.
The FCC issues each spectrum license for a fixed period, typically ten years in the case of the FCC licenses for the narrowband spectrum we currently hold and 15 years for any broadband licenses we have or intend to secure in the future. The Report and Order establishes “performance” or build-out requirements that we will be required to meet to retain and renew any broadband licenses we obtain. Performance will be measured at the six- and twelve-year anniversaries of each broadband license. A failure to satisfy the six-year anniversary requirements, accelerates the twelve-year anniversary to a ten-year anniversary requirement. A failure to satisfy these requirements could result in the FCC’s termination of a broadband license or refusal to renew a previously issued broadband license. In addition, under our business plan, we intend for our customers to be responsible to pay the build-out and operating costs of such broadband systems. Such build-out requirements could impose a significant expense and could cause potential customers to decide not to license broadband licenses from us, or to seek alternative communication solutions from other providers.
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
In addition, the FCC and other federal, state and local governmental authorities could adopt new regulations or take actions, including imposing taxes or fees on our business that could have a materially adverse effect on our business, liquidity, results of operations and prospects. Further, the FCC or Congress may make additional spectrum available for communications services, which may result in the introduction of additional competitive entrants to the already crowded wireless communications marketplace in which we compete. For example, the federal government created and funded the FRNA which the federal government authorized to help accomplish, fund and oversee the deployment of the dedicated NPSBN. The NPSBN, which is marketed as “FirstNet”, may provide an additional source of competition to utilizing our 900 MHz spectrum assets by our targeted critical infrastructure and enterprise customers.
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
•our ability to enter long-term leases or transfer arrangements with our targeted utility and critical infrastructure customers on a timely basis and on commercially reasonable terms;
•potential uses of our spectrum based on the Report and Order and available technology;
•the market availability of, and demand for, broadband spectrum;
•the demand for private broadband networks, technologies and solutions by our targeted utility and critical infrastructure customers; and
•regulatory changes by the FCC to make additional spectrum available or to promote more flexible uses of existing spectrum in other bands.
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
We dedicated significant resources to support the FCC’s approval of the Report and Order. We have expended, and will need to continue to expend substantial resources for the foreseeable future, to commercialize and promote the benefits of deploying broadband systems to our targeted utility and critical infrastructure customers. We also will need to expend substantial resources for the foreseeable future to qualify for and obtain broadband licenses, including the costs related to retuning incumbent systems, purchasing additional spectrum from incumbents and/or making Anti-Windfall Payments to the U.S. Treasury to commercialize our spectrum assets. We believe our existing cash will be sufficient to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months from the date of this filing.
Our budgeted expense levels are based in part on our expectations and assumptions regarding the timing and costs to qualify for and obtain broadband licenses, the demand by our target customers to utilize our spectrum assets to deploy broadband networks, technologies and solutions and the time required to enter into binding contracts with our target customers. However, we may not correctly predict the amount or timing of our future revenues and our operating expenses, which may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control, and may be materially different than our announced plans and expectations. These factors include:
•the cost and time required to obtain broadband licenses, including the costs to clear the 900 MHz band and to acquire additional spectrum from incumbents and/or to make Anti-Windfall Payments;
•our ability to qualify for and utilize the Mandatory Retuning process established by the Report and Order;
•our ability to negotiate agreements with the operators of Complex Systems;
•the cost and time to promote, market and commercialize our spectrum assets, including the long sales cycle required to enter long-term lease arrangements with our targeted utility and critical infrastructure customers;
•the commercial terms, including the length of the lease and the timing of payments, in our future commercial arrangements with our targeted customers;
•the costs associated with increasing the size of our organization, including the costs to attract and retain personnel with the skills required to support our business plans;
•adverse economic conditions, including as a result of inflation, that delay or otherwise hinder our commercialization efforts; and
•the funds we return to stockholders through our share repurchase program.
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
Further, our assumptions regarding the terms of any spectrum leases we enter into with our targeted customers, including the timing of customer payments, may turn out to be inaccurate. As a result, a significant shortfall in our planned revenues, a significant delay in obtaining broadband licenses and entering into long-term leases for our spectrum assets, customers electing not to make significant pre-payments under the terms of any lease agreements we enter into or significant increases in our planned expenses could have an immediate and material adverse effect on our business, liquidity, results of operations and prospects. In such case, we may not be able to return capital to our stockholders as planned (through dividends and stock repurchases) and may be required to issue additional equity or debt securities or enter into other commercial arrangements to secure the additional financial resources to support our future operations and the implementation of our business plans. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business, prospects and results of operations. In addition, we may seek additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
We have a limited operating history with our current business plan, which makes it difficult to evaluate our prospects and future financial results and our business activities, strategic approaches and plans may not be successful.
Although we were incorporated in 1997, our business is now reliant on our ability to secure broadband licenses pursuant to the Report and Order approved by the FCC in May 2020 and to commercialize our spectrum assets to our targeted utility and critical infrastructure customers. Since the Report and Order, we have signed commercial agreements with three of our target utility and critical infrastructure customers for the long-term lease or transfer of our spectrum assets. Although we are in discussions with other utilities and critical infrastructure companies, there is no assurance that these discussions will continue to progress or will eventually result in contracts with these entities. There also is no assurance regarding the terms of any agreements we enter into with our target customers, including the time required to enter into an agreement and the amount or timing of any payments from any executed agreement. In addition, there is no assurance that we will be able to satisfy our obligations under our commercial agreements, including our obligations to secure broadband licenses on a timely basis and on commercially reasonable terms, or at all. As a result, there is no assurance that we will be successful in our efforts to commercialize our spectrum assets and other service offerings. Further, our ability to forecast our future operating results is limited and subject to a number of risks and uncertainties, including our ability to accurately forecast and estimate our future revenues and the expenses and time required to obtain broadband licenses and pursue our commercialization plans. We have encountered, and expect to continue to encounter, risks and uncertainties frequently experienced by new businesses in highly competitive, technical and rapidly changing markets. If our assumptions regarding these risks and uncertainties are incorrect, or if there are adverse changes in our commercialization plans or opportunities or general economic conditions, or if we do not manage or address these risks and uncertainties successfully, our results of operations could differ materially and adversely from our expectations.
As a business with a limited operating history with our current business plan, any future success will depend, in large part, on our ability to, among other things:
•comply with the requirements and restrictions the FCC has established in the Report and Order to qualify for and obtain broadband licenses in key geographic areas on a timely and cost-effective basis;
•successfully commercialize our spectrum assets to our targeted utility and critical infrastructure customers on favorable terms, on a timely basis, or at all;
•comply with our obligations under our existing and any future agreements with our customers on a timely basis and on commercially reasonable terms;
•compete against other wireless companies, including the Tier 1 carriers, manufacturers and vendors who have significantly greater resources and pricing flexibility, long-term relationships with our targeted customers and greater political and regulatory influence;
•successfully convince chipmakers and other technology, product and solution manufacturers and vendors to develop the technology, products and solutions required to satisfy our customers’ various use cases and meet the technical specifications established in the Report and Order; and
•successfully manage and grow our internal business, regulatory, technical and commercial operations in an efficient and cost-effective manner.
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
Our competitors include the Tier 1 carriers (Verizon, AT&T and T-Mobile), private radio operators and other public and private companies who supply communication networks, technologies, products and solutions to our targeted utility and critical infrastructure entities. Many of these competitors have significantly more resources, a longer track record of providing technologies, products and solutions to our targeted customers and greater political and regulatory influence than we do, all of which could prevent, delay or increase the costs of commercializing the broadband licenses we secure to our targeted customers. In addition, under our business plan, our targeted customers will be required to bear the cost of installing and operating the broadband networks, technologies and solutions utilizing our licensed spectrum, thereby requiring the replacement of some or all of their existing communication systems. Given these significant capital requirements, there is no assurance that we will be able to successfully commercialize our spectrum assets, especially in light of the competitive environment in which we operate, and the wide variety of technologies, products and solutions offered by our competitors. Further, in the process of pursuing broadband licenses, we may be required to make significant concessions or contractual commitments, make significant payments or assume significant costs, purchase additional spectrum or replacement communication systems or limit the use of our spectrum assets or restrict our pursuit of business opportunities to address the concerns expressed by incumbents and other interested parties.
In addition, the FCC and other federal, state and local governmental authorities could adopt new regulations or take actions, including making additional spectrum available that can be utilized by our targeted customers, which could harm our ability to license our spectrum assets. For example, the federal government created and funded the FRNA, which the federal government authorized to help accomplish, fund, and oversee the deployment of a dedicated Nationwide Public Safety Broadband Network (“NPSBN”). The NPSBN, which is marketed as “FirstNet”, may provide an additional source of competition to utilizing our 900 MHz spectrum assets by our targeted utility and critical infrastructure enterprises.
Some of our competitors, including the Tier 1 carriers, have significantly greater pricing flexibility, have taken steps and may decide to compete against us more aggressively. These and other competitors may own or acquire spectrum that directly competes with our 900 MHz spectrum and/or have developed or may develop technologies that directly compete with our solutions. If competitors offer spectrum rights or services, technologies and solutions to our targeted customers at prices and terms that make the licensing of our spectrum assets unattractive, our ability to license or otherwise commercialize our spectrum assets could be impaired. As a result, we may be unable to attract customers at prices or on terms that would be favorable, or at all, which could have an adverse effect on the growth and timing of any future revenues. In addition, we may not be able to fund or invest in certain areas of our business to the same degree as our competitors. Many have substantially greater product development and marketing budgets and other financial and regulatory personnel resources than we do. Many also have greater name and brand recognition and a larger base of customers than we have. Competition could increase our selling and marketing expenses and related customer acquisition costs. We may not have the financial resources, technical expertise or marketing and support capabilities to compete successfully.
If we are unable to attract new customers, our results of operations and our business will be adversely affected.
Our targeted customers are large, heavily-regulated enterprises and our business plan requires these customers to commit to long-term leases of our spectrum and then to purchase and deploy broadband network equipment, solutions and services utilizing our leased spectrum. There are typically a number of constituencies within each of our targeted customers that need to review and approve the lease of our spectrum before signing a contract with us. As a result, we have experienced, and we expect to continue to experience, long sales cycles with our targeted customers. In addition, numerous other factors, many of which are out of our control, may now or in the future impact our ability to acquire new customers, including not gaining support from governmental bodies that regulate our customers, the ability of our customers to pass their lease and broadband deployment costs to their ratepayers, our customers’ existing commitments to other providers or communication solutions, real or perceived costs of leasing our spectrum assets and deploying broadband networks, solutions and services, our failure to expand, retain and motivate our sales and marketing personnel, our failure to develop or expand relationships with the manufacturers or suppliers of broadband technologies, solutions and services that can be utilized on our spectrum, negative media, industry or financial analyst commentary regarding us or our solutions, litigation, the spectrum and service offerings of our competitors, the adverse impacts of the COVID-19 pandemic and deteriorating general economic conditions. Any of these factors could impact our ability to attract new customers to lease or obtain rights to our spectrum assets. As a result of these and other factors, we may be unable to timely attract enough customers to support our operating costs, which would harm our business and results of operations.
We have had net losses each year since our inception and may not achieve or maintain profitability in the future.
We have incurred net losses each year since our inception and we may not achieve or maintain profitability in the future for a number of reasons, including without limitation, the costs to obtain broadband licenses, including the costs to clear the 900 MHz band, the costs to promote and commercialize our spectrum assets to our targeted utility and critical infrastructure customers, our inability to commercialize our spectrum assets to our targeted utility and critical infrastructure customers on a timely basis and on commercially favorable terms and changes in our revenue recognition policies. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in significant delays in our business plans, levels of revenue below our current expectations, or losses or expenses that exceed our current expectations. If our losses or expenses exceed our expectations or our revenue assumptions are not met in future periods, we may never achieve or maintain profitability in the future.
Our ability to use our net operating losses to offset future taxable income, if any, may be subject to certain limitations.
As of March 31, 2022, we had approximately $90.3 million of federal net operating loss (“NOL”) carryforwards, expiring in various amounts from 2023 through 2038, to offset future taxable income and the remaining $240.4 million of which can be carried forward indefinitely but limited to 80% of future taxable income when used. In the United States, utilization of the NOL carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions due to ownership change limitations that have occurred previously or that could occur in the future. The NOL carryforwards and certain other tax attributes of ours may also be subject to limitations as a result of ownership changes. If we were to lose the benefits of these NOL carryforwards, our future earnings and cash resources would be materially and adversely affected. We have incurred net losses since our inception, and we anticipate that we will continue to incur significant losses for the foreseeable future; thus, we do not know whether or when we will generate the U.S. federal taxable income necessary to utilize our NOLs.
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
Our success depends to a significant degree upon the contributions of our executive officers and key personnel, who have unique experience and expertise in the telecommunications industry, large scale and multi-year solution selling to utilities, wireless broadband networks, FCC rulemaking and retuning and clearing spectrum to obtain FCC licenses. Although we have adopted a severance plan for our executive officers, we do not otherwise have long-term employment agreements with any of our executive officers or key personnel. There is no guarantee that these individuals will remain employed with us. In addition, we have not obtained and do not expect to obtain key man life insurance that would provide us with proceeds in the event of the death or disability of any of our executive officers or key personnel. If any of our executive officers or key personnel were to cease employment with us, our operating results and the implementation of our commercial and business terms could suffer. Further, the process of attracting and retaining suitable replacements for our executive officers and key personnel would result in transition costs and would divert the attention of other members of our senior management team from our existing operations. As a result, the loss of services from our executive officers or key personnel or a limitation in their availability could materially and adversely impact our business, prospects and results of operations. Further, such a loss could be negatively perceived in the capital markets.
We will need to continue to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.
We have significantly expanded our commercialization organization since the Report and Order was issued in May 2020. As we continue to pursue broadband licenses and implement our commercialization plans, we expect to need additional managerial, operational, technical, sales, marketing, financial, legal and other resources. Our management may need to divert its attention away from its day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects. If our management is unable to effectively manage our growth, our expenses may increase more than expected or budgeted, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our currently anticipated business strategy. Our future financial performance and our ability to commercialize our spectrum assets and compete effectively will depend, in part, on our ability to effectively manage any future growth. Failure to manage this growth could disrupt our business operations and negatively impact our ability to achieve success.
If we fail to implement and maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial results, which would materially and adversely affect our value and our ability to raise any required capital in the future.
Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We discovered in the past and may discover in the future areas of our internal controls that need improvement or additional documentation. For example, subsequent to filing the Quarterly Report on Form 10-Q for the period ended September 30, 2021, we determined that our controls and procedures were not effective as the result of a material weakness in our internal controls over financial reporting related to the identification, review, analysis and recording of our intangible assets, more specifically, non-monetary exchanges of our narrowband licenses for broadband licenses. Management has taken steps to remediate the material weakness as of March 31, 2022. As management continues to evaluate and improve our internal control over financial reporting, we may decide to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures identified. The material weakness is considered remediated as the applicable remedial controls operated for a sufficient period of time and management has concluded through testing, that these controls were operating effectively as of the end of the period covered by this Annual Report.
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
The market price of our common stock may be highly volatile and subject to wide fluctuations. Some of the factors that could negatively affect or result in fluctuations in the market price of our common stock include:
•the timing and costs of securing broadband licenses;
•our ability to enter into contracts with our targeted utility and critical infrastructure customers, on a timely basis or at all;
•the terms of our customer contracts, including pre-payments and our contractual obligations;
•our ability to comply with our obligations, on a timely and cost-effective basis, under our existing customer contracts;
•market reaction to any changes in our business plans or strategies;
•announcements, offerings or actions by our competitors;
•governmental regulations or actions taken by governmental bodies;
•additions or departures of any of our executive officers or key personnel;
•actions by our stockholders;
•speculation in the press or investment community;
•general market, economic and political conditions, including an economic slowdown, inflation or dislocation in the global credit markets;
•our operating performance and the performance of other similar companies;
•changes in accounting principles, judgments or assumptions; and
•passage of legislation or other regulatory developments that adversely affect us or our industry.
Concentration of ownership will limit your ability to influence corporate matters.
Based on our review of publicly available filings as of May 24, 2022, funds affiliated with Owl Creek Asset Management (“Owl Creek”) beneficially owned approximately 28.6% and funds affiliated with Morgan Stanley Investment Management Inc. owned approximately 6.7% of our outstanding common stock, and together with Owl Creek, approximately 35.3% of our outstanding shares of common stock. Although we are not aware of any voting arrangements between these stockholders, our significant stockholders can determine (if acting together) or significantly influence (if acting as a group of two or more): (i) the outcome of any corporate actions submitted by our Board for approval by our stockholders and (ii) any proposals or director nominees submitted by a stockholder. Further, they could place significant pressure on our Board to pursue corporate actions, director candidates and business opportunities they identify. For example, we previously engaged in cooperative discussions with Owl Creek regarding Owl Creek’s interest in nominating an individual to our Board. In addition, in its recent filings with the SEC, Owl Creek reported that it expects to continue to engage in cooperative discussions with our management and Board concerning ways to work together to achieve our strategic objectives. Owl Creek and our other significant stockholders could effectively block a proposed sale of the company, even if recommended by our Board. Alternatively, these stockholders could place pressure on our Board to pursue a sale of the company or its assets. As a result of this concentration of ownership, our other stockholders may have no effective voice in our corporate actions or the operations of our business, which may adversely affect the market price of our common stock.
Future sales of our common stock, or preferred stock, or of other securities convertible into our common stock or preferred stock, could cause the market value of our common stock to decline and could result in dilution of your shares.
Our Board is authorized, without stockholder approval, to permit us to issue additional shares of common stock or to raise capital through the creation and issuance of preferred stock, other debt securities convertible into common stock or preferred stock, options, warrants and other rights, on terms and for consideration as our Board in its sole discretion may determine. In April 2020, we filed a shelf registration statement (the “Shelf Registration Statement”) on Form S-3 with the SEC that was declared effective by the SEC on April 20, 2020, which permits us to offer up to $150 million of common stock, preferred stock and warrants in one or more offerings and in any combination, including in units from time to time. In April 2020, we entered into an Amended and Restated Controlled Equity OfferingSM Sales Agreement and an Amended and Restated Sales Agreement (collectively, the “Sales Agreements”) with Cantor Fitzgerald & Co. and B. Riley FBR, Inc., respectively (collectively, the “Agents”), and registered the sale of up to an aggregate of $50,000,000 in shares of our common stock in at-the-market sales transactions pursuant to the Sales Agreements under the Shelf Registration Statement. Our Sales Agreements are intended to provide us with additional flexibility to access the capital markets by selling registered shares under the Shelf Registration Statement. In addition, we have filed registration statements on Form S-8 to register the total number of shares of our common stock that may be issued under our 2014 Stock Plan, including the equity awards issued to our executive officers and directors. As of May 24, 2022, there are outstanding options to purchase 1,274,176 shares of our common stock and restricted stock unit agreements for 718,096 shares of our common stock and 773,942 shares remaining available for issuance under our 2014 Stock Plan, all of which are registered for sale on currently effective Forms S-8.
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
Our Board authorized a share repurchase program pursuant to which we may repurchase up to $50.0 million of our common stock on or before September 29, 2023. The manner, timing and amount of any share repurchases may fluctuate and will be determined by us based on a variety of factors, including the market price of our common stock, our priorities for the use of cash to support our business operations and plans, general business and market conditions, tax laws, and alternative investment opportunities. The share repurchase program authorization does not obligate us to acquire any specific number or dollar value of shares. Further, our share repurchases could have an impact on our share trading prices, increase the volatility of the price of our common stock, or reduce our available cash balance such that we will be required to seek financing to support our operations. Our share repurchase program may be modified, suspended or terminated at any time, which may result in a decrease in the trading prices of our common stock. Even if our share repurchase program is fully implemented, it may not enhance long-term stockholder value.
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
•allow the authorized number of directors to be changed only by resolution of our Board;
•authorize our Board to issue, without stockholder approval, preferred stock, the rights of which will be determined at the discretion of our Board and that, if issued, could operate as a “poison pill” to dilute the stock ownership of a potential hostile acquirer to prevent an acquisition that our Board does not approve;
•establish advance notice requirements for stockholder nominations to our Board or for stockholder proposals that can be acted on at stockholder meetings; and
•limit who may call a stockholders meeting.
In addition, we are subject to Section 203 of the Delaware General Corporation Law (the “DGCL”). In general, Section 203 of the DGCL prevents an “interested stockholder” (as defined in the DGCL) from engaging in a “business combination” (as defined in the DGCL) with us for three years following the date that person becomes an interested stockholder unless one or more of the following occurs:
•before that person became an interested stockholder, our Board approved the transaction in which the interested stockholder became an interested stockholder or approved the business combination;
•upon consummation of the transaction that resulted in the interested stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of our voting stock outstanding at the time the transaction commenced, excluding for purposes of determining the voting stock outstanding (but not the outstanding voting stock owned by the interested stockholder) stock held by directors who are also officers of our Company and by employee stock plans that do not provide employees with the right to determine confidentially whether shares held under the plan will be tendered in a tender or exchange offer; or
•following the transaction in which that person became an interested stockholder, the business combination is approved by our Board and authorized at a meeting of stockholders by the affirmative vote of the holders of at least 66 2/3% of our outstanding voting stock not owned by the interested stockholder.
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
Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law. In addition, as permitted by Section 145 of the DGCL, our Amended and Restated Bylaws and our indemnification agreements that we have entered into with our directors and officers provide that:
•we will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;
•we may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;
•we are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;
•we will not be obligated pursuant to our Amended and Restated Bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our Board or brought to enforce a right to indemnification;
•the rights conferred in our Amended and Restated Bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons; and
•we may not retroactively amend our bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.
As a result, claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We maintain offices in Woodland Park, New Jersey, McLean, Virginia and Abilene, Texas. The lease for our corporate headquarters at 3 Garret Mountain Plaza, Suite 401, Woodland Park, New Jersey, which was renewed in February 2017 for an additional 10 years, is for 19,276 square feet of office space. We have the right of first offer for adjacent space if it becomes available. In February 2019, we entered into a lease agreement for our second office space located at 8260 Greensboro Drive, Suite 501, McLean, Virginia for 5.5 years, which commenced on April 15, 2019. The leased office facility includes approximately 5,365 square feet. In November 2018, we entered into a lease agreement to store equipment located at 5520 North First Street, Abilene, Texas for 5 years. The leased warehouse includes approximately 37,409 square feet. We believe that our existing facilities are adequate for our current needs.
We do not own any real property.
ITEM 3. LEGAL PROCEEDINGS AND OTHER MATTERS
We are not involved in any material legal proceedings or other legal matters at this time. However, from time to time, we may be involved in litigation that arises from the ordinary operations of business, such as contractual or employment disputes or other general actions. See Note 13 Contingencies of the Notes to the Consolidated Financial Statements contained within this Annual Report for a further discussion of potential commitments and contingencies related to legal proceedings.
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
As of May 24, 2022, we had 18,933,986 shares of common stock outstanding and approximately 113 record holders of our common stock, including common stock held through brokerage firms in “street name.”
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
Securities Authorized for Issuance under Equity Compensation Plans.
We currently award stock options and restricted stock units to our employees meeting certain eligibility requirements under a plan approved by our stockholders in 2014, as amended, referred to as the “2014 Stock Plan” and have previously awarded stock options and restricted stock units to our employees meeting certain eligibility requirements under a plan approved by our stockholders in 2010. The following table summarizes information about our equity compensation plans as of March 31, 2022:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options or Rights (1) (a)	Weighted-Average Exercise Price of Outstanding Stock Options or Rights (1) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,040,023	$33.43	1,216,868	(2)
Equity compensation plans not approved by security holders	—	—	—
(1)Does not take into account outstanding restricted stock units.
(2)Historically, the number of shares of our common stock reserved under the 2014 Stock Plan were increased, based on Board approval each January 1, which was intended to continue through and including January 1, 2024, by an amount equal to the smaller of 5% of the number of shares of our common stock issued and outstanding on the immediately preceding December 31 or a lesser amount determined by our Board (the “evergreen provision”). On June 14, 2021, the Compensation Committee of our Board approved Amendment No. 1 to 2014 Stock Plan to eliminate the evergreen provision for all future years (i.e., January 1,2022 through January 1, 2024). There was no increase in the number of shares authorized under the 2014 Stock Plan during the fiscal year ended March 31, 2022.
Stock Performance Graph
The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.
The performance graph set forth below compares our cumulative total stockholder return for the periods commending March 31, 2017 through March 31, 2022, assuming an initial investment of $100 in our common stock, and in each of the Nasdaq Capital Market Composite Index and Nasdaq Telecommunications Index and assumes the reinvestment of dividends. No dividends have been declared or paid on our common stock. The comparisons in the performance graph below are required by the SEC and are not intended to forecast or be indicative of possible absolute or relative future performance of our common stock, and we do not make or endorse any predictions as to future stockholder returns.

Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any equity securities not registered under the Securities Act, during the fiscal year ended March 31, 2022.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers.
The following table provides information with respect to purchases of our common stock by us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended March 31, 2022.

Issuer Purchases of Equity Securities (1)
(in thousands except for share and per share data)
Period	Total Number of Shares Purchased	Average Price paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs
January 1, 2022 through January 31, 2022
Open market and privately negotiated purchases	—	$—	—	$38,007
February 1, 2022 through February 28, 2022
Open market and privately negotiated purchases	—	—	—	38,007
March 1, 2022 through March 31, 2022
Open market and privately negotiated purchases	51,795	57.35	51,795	35,038
Total	51,795	$57.35	51,795	$35,038
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
ITEM 6. [Reserved]

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

This management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate such estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.
Overview
We are a wireless communications company focused on commercializing our spectrum assets to enable our targeted utility and critical infrastructure customers to deploy private broadband networks, technologies and solutions. We are the largest holder of licensed spectrum in the 900 MHz band (896-901/935-940 MHz) with nationwide coverage throughout the contiguous United States, Hawaii, Alaska and Puerto Rico. On May 13, 2020, the FCC approved the Report and Order to modernize and realign the 900 MHz band to increase its usability and capacity by allowing it to be utilized for the deployment of broadband networks, technologies and solutions. The Report and Order was published in the Federal Register on July 16, 2020, and became effective on August 17, 2020. We are now engaged in qualifying for and securing broadband licenses from the FCC. At the same time, we are pursuing opportunities to lease the broadband spectrum we secure to our targeted utility and critical infrastructure customers.
We were originally incorporated in California in 1997 and reincorporated in Delaware in 2014. In November 2015, we changed our name from Pacific DataVision, Inc. to pdvWireless, Inc. In August 2019, we changed our name from pdvWireless, Inc. to Anterix Inc. We maintain offices in Woodland Park, New Jersey, McLean, Virginia and Abilene, Texas.
Refer to our Business Section of this Annual Report for a more complete description of the nature of our business, including details regarding the process and costs to secure our broadband licenses.
Business Developments
In December 2020, we entered into our first long-term lease agreement of 900 MHz spectrum authorized for broadband use, with Ameren. The Ameren Agreements will enable Ameren to deploy a private LTE network in its service territories in Missouri and Illinois, covering approximately 7.5 million people. Each Ameren Agreement is for a term of up to 40 years, consisting of an initial term of 30 years, with a 10-year renewal option for an additional payment. The scheduled prepayments for the 30-year initial terms of the Ameren Agreements total $47.7 million, of which $0.3 million was received in February 2021, $5.4 million in September 2021 and $17.2 million in October 2021. See Note 3 Revenue in the Notes to the Unaudited Consolidated Financial Statements contained within this Annual Report for further discussion on the Ameren Agreements.
In September 2021, we entered into a long-term lease agreement of 900 MHz Broadband Spectrum with Evergy. The Evergy service territories covered by the Evergy Agreement are in Kansas and Missouri with a population of approximately 3.9 million people. The Evergy Agreement is for a term of up to 40 years, comprised of an initial term of 20 years with two 10-year renewal options for additional payments. Prepayment in full of $30.2 million for the 20-year initial term, which was due and payable within thirty (30) days after execution of the Evergy Agreement, was received in October 2021. See Note 3 Revenue in the Notes to the Unaudited Consolidated Financial Statements contained within this Annual Report for further discussion on the Evergy Agreement.

Results of Operations
Comparison of the years ended March 31, 2022, 2021 and 2020
The following table sets forth our results of operations for the fiscal years ended March 31, 2022 (“Fiscal 2022”), March 31, 2021 (“Fiscal 2021”) and March 31, 2020 (“Fiscal 2020”). The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.
Operating revenues

	For the years ended March 31,			Aggregate Change		Aggregate Change
(in thousands)	2022	2021	2020	2022 from 2021		2021 from 2020
Service revenue	$—	$192	$835	$(192)	-100%	$(643)	-77%
Spectrum lease revenue	1,084	729	729	355	49%	—	0%
Total operating revenues	$1,084	$921	$1,564	$163	18%	$(643)	-41%
Overall operating revenues increased by $0.2 million, or 18%, to $1.1 million in Fiscal 2022 from $0.9 million in Fiscal 2021. The increase in our spectrum lease revenue was attributable to revenue recognized in connection with the Ameren Agreements of approximately $0.4 million for the current year. Overall operating revenues decreased by $0.6 million, or 41%, to $0.9 million in Fiscal 2021 from $1.6 million in Fiscal 2020. The decrease in our operating revenues during this period were attributable to the transfer of our TeamConnect customers to A BEEP and Goosetown as part of our December 2018 restructuring efforts as discussed in Note 3 Revenue in the Notes to the Consolidated Financial Statements contained within this Annual Report, as well as the loss of customers in our pdvConnect business.
Operating expenses

	For the years ended March 31,			Aggregate Change		Aggregate Change
(in thousands)	2022	2021	2020	2022 from 2021		2021 from 2020
Direct cost of revenue (exclusive of depreciation and amortization)	$5	$1,606	$2,833	$(1,601)	-100%	$(1,227)	-43%
General and administrative	39,525	39,302	25,469	223	1%	13,833	54%
Sales and support	4,461	2,942	4,055	1,519	52%	(1,113)	-27%
Product development	3,593	4,343	2,953	(750)	-17%	1,390	47%
Depreciation and amortization	1,450	3,533	3,591	(2,083)	-59%	(58)	-2%
Impairment of long-lived assets	—	85	46	(85)	-100%	39	85%
Operating expenses	$49,034	$51,811	$38,947	$(2,777)	-5%	$12,864	33%
Direct cost of revenue
Direct cost of revenue decreased by $1.6 million to $5,000 for Fiscal 2022, or 100%, from $1.6 million for Fiscal 2021. Direct cost of revenue decreased by $1.2 million to $1.6 million for Fiscal 2021, or 43%, from $2.8 million for Fiscal 2020. The overall decreases primarily resulted from lower support costs related to the transfer of pdvConnect customers to the LLC as part of our December 2018 restructuring efforts as discussed in Note 3 Revenue in the Notes to the Consolidated Financial Statements contained within this Annual Report.
General and administrative expenses
General and administrative expenses increased by $0.2 million to $39.5 million for Fiscal 2022, or 1%, from $39.3 million for Fiscal 2021. The $0.2 million increase for Fiscal 2022 primarily resulted from a $1.5 million increase in headcount and employee related costs, $0.8 million in professional service fees due to our strategic spectrum initiatives, $0.7 million in higher site rent related costs and $0.3 million recruiting costs partially offset by a $2.7 million decrease in stock compensation expense and $0.4 million in lower management fees. General and administrative expenses increased by $13.8 million to $39.3 million for Fiscal 2021, or 54%, from $25.5 million for Fiscal 2020. The $13.8 million increase for Fiscal 2021 was attributable to $5.1 million in stock compensation expense recognized upon the achievement of a performance metric under the performance-based restricted stock units and performance-based stock options, upon the Report and Order becoming effective in August 2020 (see Note 11 Stock Acquisition Rights, Stock Options and Warrants in the Notes to the Consolidated Financial Statements contained within this Annual Report), $0.8 million relating to the Type III modification to the restricted stock units held by the former Chairman of the Board upon his transition to a consultant to the Company, approximately $3.8 million due to higher valuation of grants awarded in Fiscal 2021, $3.6 million higher employee related costs due to increased headcount as well as the realignment of the business development team and $1.1 million higher consulting services related to our strategic spectrum initiatives. These increases were partially offset by a $0.4 million decrease in employee related travel and meeting costs due to the COVID-19 pandemic and $0.2 million decrease due to the completion of the December 2018 cost reduction and restructuring actions associated with the transfer of the TeamConnect business to A BEEP and Goosetown and the transfer of the pdvConnect business to the LLC in Fiscal 2020.
Sales and support expenses
Sales and support expenses increased by $1.5 million, or 52%, to $4.5 million for Fiscal 2022 from $2.9 million for Fiscal 2021. The increase primarily resulted from a $0.6 million increase in headcount and employee related costs, $0.5 million in higher marketing costs related to advertising, sponsorships and trade shows, $0.1 million in higher contract consulting costs and $0.3 million in higher stock compensation expense. Sales and support expenses decreased by $1.1 million, or 27%, to $2.9 million for Fiscal 2021 from $4.1 million for Fiscal 2020. The decrease primarily resulted from $1.1 million related to the realignment of the business development team from Sales and support to General and administrative and $0.3 million lower employee related travel and meeting costs due to the pandemic, partially offset by $0.3 million increase in headcount and employee related costs resulting from building the sales team.
Product development expenses
Product development expenses decreased by $0.8 million, or 17%, to $3.6 million for Fiscal 2022 from $4.3 million for Fiscal 2021. The decrease primarily resulted from $0.4 million in lower consulting fees as we converted consultants to employees and $0.4 million in lower technology related costs. Product development expenses increased by $1.4 million, or 47%, to $4.3 million for Fiscal 2021 from $3.0 million for Fiscal 2020. The increase is primarily attributable to $0.4 million higher valuation of grants awarded in Fiscal 2021, $0.4 million higher consulting charges, $0.6 million higher technology and equipment related charges to assist with the development of future product offerings, offset by $0.2 million lower employee related travel and meeting costs due to the COVID-19 pandemic.
Depreciation and amortization
Depreciation and amortization expenses decreased by $2.1 million, or 59%, to $1.5 million for Fiscal 2022 from $3.5 million for Fiscal 2021. The decrease was due to the change in the useful life for our market network sites during Fiscal 2020 that resulted in higher depreciation expense for the Fiscal years 2021 and 2020. Market network site assets for our historical business were fully depreciated by December 31, 2020. Depreciation and amortization in Fiscal 2021 remained relatively flat as compared to Fiscal 2020.
Impairment of long-lived assets
There were no impairment of long-lived assets expenses for Fiscal 2022. Impairment of long-lived assets expenses were $0.1 million and $46,000 for Fiscal 2021 and Fiscal 2020, respectively. Impairment for long-lived assets expenses remained relatively flat for the periods presented.
(Gain)/loss from disposal of intangible assets, net

	For the years ended March 31,			Aggregate Change		Aggregate Change
(in thousands)	2022	2021	2020	2022 from 2021		2021 from 2020
(Gain)/loss from disposal of intangible assets, net	$(11,209)	$3,849	$88	$(15,058)	-391%	$3,761	4274%
During Fiscal 2022, we exchanged our narrowband licenses for broadband licenses in 21 counties. In connection with the exchange, we recorded an estimated accounting cost basis of $15.3 million for the new broadband licenses and disposed of $4.1 million related to the value ascribed to the narrowband licenses we relinquished to the FCC for those same 21 counties. As a result, we recorded a $11.2 million gain from disposal of the intangible assets in our Consolidated Statements of Operations. Refer to Note 5 Intangible Assets in the Notes to the Consolidated Financial Statements contained within this Annual Report for further discussion on the exchanges.
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

In Fiscal 2020, we recorded a loss on disposal of capitalized patent costs amounting to $0.1 million relating to the transfer of the intellectual property to the LLC. In addition, we also entered into a barter transaction with a third party whereby we acquired wireless licenses valued at approximately $88,000 in exchange of equipment with a net book value of $21,000 and approximately $15,000 in cash. We recorded a corresponding gain of $52,000.
Loss from disposal of long-lived assets, net

	For the years ended March 31,			Aggregate Change		Aggregate Change
(in thousands)	2022	2021	2020	2022 from 2021		2021 from 2020
Loss from disposal of long-lived assets, net	$107	$70	$62	$37	53%	$8	13%
Loss on disposal of long-lived assets, net in Fiscal 2022 remained relatively flat as compared to Fiscal 2021. Loss on disposal of long-lived assets, net in Fiscal 2021 remained relatively flat as compared to Fiscal 2020.
Interest income

	For the years ended March 31,			Aggregate Change		Aggregate Change
(in thousands)	2022	2021	2020	2022 from 2021		2021 from 2020
Interest income	$56	$124	$1,810	$(68)	-55%	$(1,686)	-93%
Interest income decreased by $68,000, or 55%, to $56,000 for Fiscal 2022 as compared to $0.1 million from Fiscal 2021 due to lower effective money market rates. Interest income decreased by $1.7 million, or 93%, to $0.1 million for Fiscal 2021 as compared to $1.8 million from Fiscal 2020 due to lower cash balance driven by payments for our spectrum initiatives, along with lower effective money market rates.
Other income

	For the years ended March 31,			Aggregate Change		Aggregate Change
(in thousands)	2022	2021	2020	2022 from 2021		2021 from 2020
Other income	$256	$414	$496	$(158)	-38%	$(82)	-17%
Other income decreased by $0.2 million, or 38%, to $0.3 million for Fiscal 2022 from $0.4 million for Fiscal 2021 due to lower payments received in consideration for the customer and rights transferred to A BEEP. Other income in Fiscal 2021 remained relatively flat as compared to Fiscal 2020.
Loss on equity method investment

	For the years ended March 31,			Aggregate Change		Aggregate Change
(in thousands)	2022	2021	2020	2022 from 2021		2021 from 2020
Loss on equity method investment	$—	$(39)	$(9)	$39	-100%	$(30)	333%
We reported loss on investment for Fiscal 2021 and Fiscal 2020 amounting to $39,000 and $9,000, respectively, relating to the 19.5% ownership interest in the LLC.
Income tax expense

	For the years ended March 31,			Aggregate Change		Aggregate Change
(in thousands)	2022	2021	2020	2022 from 2021		2021 from 2020
Income tax expense	$983	$124	$2,402	$859	693%	$(2,278)	-95%
On March 27, 2020, the Coronavirus Aid Relief and Economic Security (“CARES”) Act was signed into law. The new CARES Act modified Section 172(b)(1)(A) of the Code to state that NOL arising in a taxable year beginning before January 1, 2018, is carried forward 20 years provided that a carryback claim is not affected. From this adjusted provision, our March 31, 2018 NOL carryforward changed from an indefinite life to a 20-year life. We used a discrete effective tax rate method to calculate taxes for Fiscal 2021. We determined that applying an estimate of the annual effective tax rate would not provide a reasonable estimate as small changes in estimated “ordinary” loss would result in significant changes in the estimated annual effective tax rate. Accordingly, for Fiscal 2022 and Fiscal 2021, we recorded a total deferred tax expense of $1.0 million and $0.1 million, respectively, due to the inability to use some portion of our federal and state NOL carryforwards against the deferred tax liability created by amortization of indefinite-lived intangibles. A non-cash deferred income tax expense of $2.4 million was recorded for Fiscal 2020 as a result of our state operating loss carryforwards no longer being deemed indefinite and a technical correction from the federal CARES Act relating to fiscal year effective dates on NOLs.

Liquidity and Capital Resources
On March 31, 2022, we had cash and cash equivalents of $105.6 million.
We believe our cash and cash equivalents on hand will be sufficient to meet our financial obligations through at least the next 12 months. As noted above, our future capital requirements will depend on a number of factors, including among others, the costs and timing of securing broadband licenses, including our spectrum retuning activities, spectrum acquisitions and the Anti-Windfall Payments to the U.S. Treasury, and our operating activities and any revenues we generate through our commercialization activities. We will deploy this capital at our determined pace based on several key ongoing factors, including customer demand, market opportunity, and offsetting income from spectrum leases. As we cannot predict the duration or scope of the COVID-19 pandemic and its impact on our targeted customers, the potential negative financial impact to our results of operations and financial condition cannot be reasonably estimated. We are actively managing our business to maintain our cash flow and believe that we currently have adequate liquidity. To implement our business plans and initiatives, however, we may need to raise additional capital. We cannot predict with certainty the exact amount or timing for any future capital raises. See “Risk Factors” in Item 1A of Part I of this Annual Report for a reference to the risks and uncertainties that could cause our costs to be more than we currently anticipate and/or our revenue and operating results to be lower than we currently anticipate. If required, we intend to raise additional capital through debt or equity financings, including pursuant to our Shelf Registration Statement, or through some other financing arrangement. However, we cannot be sure that additional financing will be available if and when needed, or that, if available, we can obtain financing on terms favorable to our stockholders and to us. Any failure to obtain financing when required will have a material adverse effect on our business, operating results, financial condition and liquidity.
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
Cash Flows from Operating, Investing and Financing Activities

	For the years ended March 31,
(in thousands)	2022	2021	2020
Net cash provided by (used in) operating activities	$17,913	$(9,959)	$(27,823)
Net cash used in investing activities	$(27,411)	$(14,174)	$(7,560)
Net cash (used in) provided by financing activities	$(2,416)	$4,218	$96,114
Net cash provided by (used in) operating activities
Net cash provided by operating activities was approximately $17.9 million in Fiscal 2022. Net cash used in operating activities was approximately $10.0 million and $27.8 million in Fiscal 2021 and Fiscal 2020, respectively. The majority of net cash provided by operating activities in Fiscal 2022 resulted from deferred revenue of $51.7 million and non-cash adjustments to net loss of $5.0 million (primarily attributable to stock compensation expense of $13.6 million, partially offset by gain on disposal of intangible assets of $11.2 million), partially offset by a net loss of $37.5 million. The majority of net cash used by operating activities in Fiscal 2021 resulted from a net loss of $54.4 million, partially offset by contingent liability relating to the upfront payment we received from SDG&E of $20.0 million, non-cash compensation expense attributable to stock awards of $15.9 million, net loss on disposal of intangible assets of $3.8 million and depreciation of $3.5 million. The majority of net cash used by operating activities in Fiscal 2020 resulted from a net loss of $37.6 million, partially offset by non-cash compensation expense attributable to stock awards of $5.8 million and depreciation of $3.6 million.
Net cash used in investing activities
Net cash used in investing activities was approximately $27.4 million, $14.2 million and $7.6 million for Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively. For Fiscal 2022, the net cash used by investing activities resulted from $26.4 million in wireless license acquisitions including refundable deposits and $1.1 million for purchases of equipment. For Fiscal 2021, the net cash used by investing activities resulted from $13.9 million in wireless license acquisitions including refundable deposits and $0.2 million for purchases of equipment. For Fiscal 2020, the net cash used by investing activities resulted from $7.1 million in wireless license acquisitions, including refundable deposits and $0.5 million for purchases of equipment.

Net cash (used in) provided by financing activities
Net cash used in financing activities was $2.4 million in Fiscal 2022. Net cash provided by financing activities was $4.2 million and $96.1 million in Fiscal 2021 and Fiscal 2020, respectively. For Fiscal 2022, net cash used in financing activities was primarily from the repurchase of common stock of $15.0 million, partially offset by the proceeds from stock option exercises of $14.0 million, net of payments of withholding tax on net issuance of restricted stock of $1.5 million. For Fiscal 2021, the net cash provided by financing activities primarily resulted $4.2 million in cash received from the proceeds of stock option exercises. For Fiscal 2020, the net cash provided by financing activities primarily resulted from $94.2 million net proceeds from the July 2019 follow-on offering and $2.4 million in cash received from the proceeds of stock option exercises.
Material Cash Requirements
We are now engaged in qualifying for and securing broadband licenses from the FCC pursuant to the Report and Order. At the same time, our sales and marketing departments are pursuing opportunities to lease the broadband licenses we secure to our targeted utility and critical infrastructure customers. Our future capital requirements will depend on many factors, including: the timeline and costs to acquire broadband licenses pursuant to the Report and Order, including the costs to acquire additional spectrum, the costs related to retuning, or swapping spectrum held by, Covered Incumbents and the costs of paying Anti-Windfall Payments to the U.S. Treasury; costs related to the commercializing of our spectrum assets; and our ability to sign customer contracts and generate revenues from the license or transfer of any broadband licenses we secure; the terms and conditions of any customer contracts, including the timing of payments.
We are obligated under certain lease agreements for office space with lease terms expiring on various dates from October 31, 2023 through June 30, 2027, which includes a three to ten-year lease extension for our corporate headquarters. We have also entered into multiple lease agreements for tower space related to our TeamConnect business. The lease expiration dates range from May 31, 2022 to April 30, 2028. Total estimated payments for these lease agreements are approximately $7.1 million (exclusive of real estate taxes, utilities, maintenance and other costs borne by us). In addition to the lease payments for our tower space, we also have an obligation to clear the tower site locations, for which we recorded an asset retirement obligation (the “ARO”). Total estimated payments as a result of the ARO is approximately $0.7 million. See Note 2 Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements contained within this Annual Report for further information on the AROs.
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
The following table presents the share repurchase activity for Fiscal 2022, Fiscal 2021 and Fiscal 2020 (in thousands, except per share data):

	For the years ended March 31,
	2022	2021	2020
Number of shares repurchased	252	—	—
Average price paid per share*	$57.50	$—	$—
Total cost to repurchase	$14,962	$—	$—
* Average price paid per share includes costs associated with the repurchases.
Critical Accounting Policies and Estimates
The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, our actual results could differ from those based on such estimates and assumptions. Further, to the extent that there are differences between our estimates and our actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical performance, as these policies relate to the more significant areas involving our judgments and estimates.

We believe that the areas described below are the most critical to aid in fully understanding and evaluating our reported financial results, as they require management’s significant judgments in the application of accounting policy or in making estimates and assumptions that are inherently uncertain and that may change in subsequent periods. Our significant accounting policies are set forth in Note 2 Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements contained within this Annual Report. Of those policies, we believe that the policies discussed below may involve a higher degree of judgment and may be more critical to an accurate reflection of our financial condition and results of operations.
Revenue Recognition
We recognize revenue when a contract with a customer exists and control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services and the identified performance obligation has been satisfied.
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in Accounting Standards Codification, Revenue from Contracts with Customers (“ASC 606”). A contract’s transaction price is allocated to each distinct performance obligation and is recognized as revenue when, or as, the performance obligation is satisfied, which typically occurs when the services are rendered. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on the prices charged to customers under contracts involving only the relevant performance obligation. Judgment may be used to determine the standalone selling prices for items that are not sold separately, including services provided at no additional charge. Most of our performance obligations will be satisfied over time as services are provided. The nature of the licenses provide the benefit of the leased spectrum regardless of whether the customer uses the spectrum or not. As a result, revenue will be recognized ratably as cleared 900 MHz Broadband Spectrum and the associated broadband licenses are delivered by county to the customer over the contractual term.
We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We determined that certain sales commissions meet the requirements to be capitalized and were recorded as an asset.
Evaluation of Indefinite-Lived Intangible Assets for Impairment
Our wireless licenses’ unit of accounting is based on geographic markets and our wireless licenses are tested for impairment based on the individual markets, as we will be utilizing the wireless licenses as part of facilitating broadband spectrum networks at an individual market level. We may elect to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an intangible asset is less than its carrying value. If we do not perform the qualitative assessment, or if the qualitative assessment indicates it is more likely than not that the fair value of the intangible asset is less than its carrying amount, we will calculate the estimated fair value of the intangible asset. If the estimated fair value of the spectrum licenses is lower than their carrying amount, an impairment loss is recognized. We use a market-based approach to estimate fair value.
The valuation approach used to estimate fair value for the purpose of impairment testing requires management to use complex assumptions and estimates such as population, discount rates, industry and market considerations, long-term market equity risk, as well as other factors. These assumptions and estimates are forward-looking and depend on our ability to successfully apply for broadband licenses and commercialize our 900 MHz Broadband Spectrum.
During Fiscal 2022, we changed the date of our annual impairment assessment from March 31, our fiscal year-end, to January 1. For the year ended March 31, 2022, we performed a step zero qualitative approach impairment test as of January 1, 2022, for each geographical market to test indefinite-lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing. As a result of the step zero test, we were not required to perform a step one analysis.
Exchanges of Intangible Assets
At times, we enter into agreements to exchange or cancel spectrum licenses. Upon entering into the arrangement, if the transaction has been deemed to have commercial substance, spectrum licenses are reviewed for impairment. The licenses are exchanged or cancelled at their carrying value and adjusted for any gain or loss recognized. Upon receipt of FCC approval, the spectrum licenses acquired as part of the exchange of nonmonetary assets are recorded at their new accounting basis for those acquired from the FCC, or fair value for those acquired from third party, (collectively, the “acquired basis”). The difference between the acquired basis of the spectrum licenses obtained, carrying value of the spectrum licenses transferred and cash paid, if any, is recognized as a gain or loss on disposal of spectrum licenses reported separately in our Consolidated Statements of

Operations. The acquired basis of spectrum licenses is based on information for which there is little or no observable market data. If the transaction lacks commercial substance or the acquired basis is not measurable, the acquired spectrum licenses are recorded at the carrying value of the spectrum assets transferred, cancelled or exchanged. For the purpose of the valuation of broadband licenses received in connection with nonmonetary exchanges, we utilize the 600 MHz Auction price per MHzPop, as defined in the Report and Order, which is considered the accounting basis for the new broadband licenses.
See Note 5 Intangible Assets in the Notes to the Consolidated Financial Statements contained within this Annual Report for a discussion on our spectrum exchanges during the years ended March 31, 2022 and 2021.
Recent Accounting Pronouncements
Information regarding recent accounting pronouncements, including those recently adopted, is provided in Note 2 Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements contained within this Annual Report.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required by this item are set forth in Item 15 on pages F-2 through F-32 and are filed as part of this Annual Report.
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
Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. GAAP.
Our management, under the supervision of our President and Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, our management determined that, as of March 31, 2022, we maintained effective internal control over financial reporting.
Material Weakness and Remediation
Subsequent to filing the Quarterly Report on Form 10-Q for the period ended September 30, 2021, an error was discovered related to our interpretation and application of the accounting for our intangible assets following the non-monetary exchange of our narrowband licenses for broadband licenses. This error, which was not detected timely by management, was the result of an inadequate design of controls pertaining to the identification, review, analysis and recording of transactions involving our intangible assets, more specifically, non-monetary exchanges of our narrowband licenses for broadband licenses. The deficiency represented a material weakness in our internal control over financial reporting.
A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
Management has taken steps to remediate the material weakness. The remediation plan included the implementation of new controls designed to identify, review and analyze transactions involving the value of our intangible assets in a timely manner, such as:
i.automated system notifications to identify new transactions and conduct more frequent meetings to inquire about license exchanges;
ii.review applicable inputs regarding the accounting cost basis of broadband licenses and the carrying value of the narrowband licenses with internal experts as the exchanges occur; and
iii.analyze inputs to calculate and timely record gain or loss in accordance with all the relevant authoritative accounting guidance.
Management believes the measures described above and others that have been implemented have remediated the material weakness identified. As management continues to evaluate and improve our internal control over financial reporting, we may decide to take additional measures to address control deficiencies or determine to modify certain of the remediation measures identified. The material weakness is considered remediated as the applicable remedial controls operated for a sufficient period of time and management has concluded through testing, that these controls were operating effectively as of the end of the period covered by this Annual Report.
Attestation Report on Internal Control over Financial Reporting
For the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting, see Part IV, Item 15, Exhibits and Financial Statement Schedules. The effectiveness of our internal control over financial reporting as of March 31, 2022 has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(d) of the Exchange Act, during the quarterly period ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than changes as a result of the remediation efforts described above.
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
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information relating to our directors, executive officers and corporate governance, including our Code of Business Conduct, will be included in the proxy statement for our 2022 annual meeting of our stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference. The full text of our Code of Business Conduct, which is the code of ethics that applies to all of our officers, directors and employees, can be found in the “Investors” section of our website accessible to the public at www.anterix.com.
ITEM 11. EXECUTIVE COMPENSATION
Information relating to our executive compensation will be included in the proxy statement for our 2022 annual meeting of our stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information relating to the security ownership of certain beneficial owners and management will be included in the proxy statement for our 2022 annual meeting of our stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information relating to certain relationships and related transactions and director independence will be included in the proxy statement for our 2022 annual meeting of our stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information relating to principal accountant fees and services will be included in the proxy statement for our 2022 annual meeting of our stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference.

PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) The following consolidated financial statements of the Company appear on pages F-2 through F-32 of this Annual Report and are incorporated by reference in Part II, Item 8:
Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of March 31, 2022 and 2021
Consolidated Statements of Operations for the Years Ended March 31, 2022, 2021 and 2020
Consolidated Statements of Stockholders’ Equity for the Years Ended March 31, 2022, 2021 and 2020
Consolidated Statements of Cash Flows for the Years Ended March 31, 2022, 2021 and 2020
Notes to Consolidated Financial Statements
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

3.1.1
Certificate of Amendment No. 1 to Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 of the Registrant’s Current Report on Form 8-K on November 5, 2015 and incorporated herein by reference (File No. 001-36827)).

3.1.2
Certificate of Amendment No. 2 to Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 of the Registrant’s Current Report on Form 8-K on August 6, 2019 and incorporated herein by reference (File No. 001-36827)).

3.2.1
Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156)).

3.2.2
Amendment No. 1 to the Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on May 8, 2020 and incorporated herein by reference (File No. 001-36827)).

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

10.17+
The Company’s Executive Severance Plan (composite version reflecting corporate name change and all prior amendments) (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, filed with the SEC on February 3, 2022 and incorporated herein by reference (File No. 001-36827)).

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

10.23+
Executive Form of Time-Based Restricted Stock Award Agreement and Grant Notice under the 2014 Stock Plan (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, filed with the SEC on February 16, 2016 and incorporated herein by reference).

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

10.40+
Amendment No. 1 to 2014 Stock Plan, dated June 14, 2021 (filed as exhibit 10.40 to the Annual Report on Form 10-K for the year ended March 31, 2021, filed with the SEC on June 15, 2021 and incorporated herein by reference (File No. 001-36827)).

21.1
Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2017, filed with the SEC on June 6, 2017 and incorporated herein by reference (File No. 001-36827)).

23.1#	Consent of Grant Thornton LLP Independent Registered Public Accounting Firm relating to the Consolidated Financial Statements of the Company, dated May 26, 2022.
24.1#	Power of Attorney (included on signature page hereto).
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
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized in Woodland Park, State of New Jersey, on May 26, 2022.

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

Signature	Title	Date

/s/ Morgan E. O’Brien	Executive Chairman of the Board	May 26, 2022
Morgan E. O’Brien

/s/ Robert H. Schwartz	President and Chief Executive Officer (Principal Executive Officer)	May 26, 2022
Robert H. Schwartz

/s/ Timothy A. Gray	Chief Financial Officer (Principal Financial and Accounting Officer)	May 26, 2022
Timothy A. Gray

/s/ Singleton B. McAllister	Director	May 26, 2022
Singleton B. McAllister

/s/ Leslie B. Daniels	Director	May 26, 2022
Leslie B. Daniels

/s/ Gregory A. Haller	Director	May 26, 2022
Gregory A. Haller

/s/ Gregory Pratt	Director	May 26, 2022
Gregory Pratt

/s/ Paul Saleh	Director	May 26, 2022
Paul Saleh

/s/ Mahvash Yazdi	Director	May 26, 2022
Mahvash Yazdi

Page F- 1

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Anterix Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Anterix Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of March 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated May 26, 2022 expressed an unmodified opinion.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Wireless Licenses – Unit of accounting for impairment testing purposes under ASC 350 Intangibles – Goodwill and Other (“ASC 350”)
As described further in note 2 to the financial statements, historically, the Company’s wireless licenses were tested for impairment on an aggregate basis, consistent with its nationwide dispatch business. Effective fiscal 2021, management determined to disaggregate the Company’s wireless licenses based on geographical markets for impairment testing purposes. This change required management to make certain assumptions as it relates to the expected use and marketability of the wireless licenses in order to determine the appropriate unit of accounting under ASC 350. We identified the determination of the unit of accounting for purposes of testing impairment of the Company’s wireless licenses as a critical audit matter.
The principal considerations for our determination that the unit of accounting used to test indefinite-lived intangible assets for impairment is a critical audit matter includes the complexity of the guidance and the judgement involved in identifying the unit of accounting under ASC 350. Accordingly, there is a risk that the unit of accounting is not properly identified in accordance with ASC 350. These considerations heightened the complexity surrounding the design and execution of audit procedures to respond to this risk.

Page F- 2

Our audit procedures related to the Company’s determination of the unit of accounting for its wireless licenses included the following, among others:
•In consultation with national office resources, we evaluated the reasonableness of management’s assessment and conclusions as it related to the unit of accounting determination of the Company’s wireless licenses under ASC 350.
•We assessed the appropriateness of management’s identified factors and assumptions that were significant in arriving at the units of accounting for purposes of its wireless licenses impairment testing.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2019.
New York, New York
May 26, 2022

Page F- 3

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Anterix Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting Anterix Inc., a Delaware corporation, and subsidiaries (the “Company”) as of March 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended March 31, 2022, and our report dated May 26, 2022 expressed an unmodified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP
New York, New York
May 26, 2022

Page F- 4

Anterix Inc.
Consolidated Balance Sheets
March 31, 2022 and 2021
(thousands, except share data)

	March 31, 2022	March 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$105,624	$117,538
Accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	—	4
Prepaid expenses and other current assets	10,147	3,508
Total current assets	115,771	121,050
Property and equipment, net	2,949	3,574
Right of use assets, net	4,047	5,100
Intangible assets	151,169	122,117
Other assets	4,108	1,214
Total assets	$278,044	$253,055
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$6,526	$6,256
Due to related parties	120	152
Operating lease liabilities	1,512	1,470
Deferred revenue	1,478	737
Total current liabilities	9,636	8,615
Noncurrent liabilities
Operating lease liabilities	4,177	5,601
Contingent liability	20,000	20,000
Deferred revenue	53,200	2,246
Deferred income tax	4,192	3,209
Other liabilities	541	876
Total liabilities	91,746	40,547
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized and no shares outstanding at March 31, 2022 and March 31, 2021	—	—
Common stock, $0.0001 par value per share, 100,000,000 shares authorized and 18,377,483 shares issued and outstanding at March 31, 2022 and 17,669,905 shares issued and outstanding at March 31, 2021	2	2
Additional paid-in capital	500,125	472,854
Accumulated deficit	(313,829)	(260,348)
Total stockholders’ equity	186,298	212,508
Total liabilities and stockholders’ equity	$278,044	$253,055
See accompanying notes to consolidated financial statements.

Page F- 5

Anterix Inc.
Consolidated Statements of Operations
Years Ended March 31, 2022, 2021, and 2020
(in thousands, except share and per share data)

	2022	2021	2020
Operating revenues
Service revenue	$—	$192	$835
Spectrum revenue	1,084	729	729
Total operating revenues	1,084	921	1,564
Operating expenses
Direct cost of revenue (exclusive of depreciation and amortization)	5	1,606	2,833
General and administrative	39,525	39,302	25,469
Sales and support	4,461	2,942	4,055
Product development	3,593	4,343	2,953
Depreciation and amortization	1,450	3,533	3,591
Impairment of long-lived assets	—	85	46
Operating expenses	49,034	51,811	38,947
(Gain)/loss from disposal of intangible assets, net	(11,209)	3,849	88
Loss from disposal of long-lived assets, net	107	70	62
Loss from operations	(36,848)	(54,809)	(37,533)
Interest income	56	124	1,810
Other income	256	414	496
Loss on equity method investment	—	(39)	(9)
Loss before income taxes	(36,536)	(54,310)	(35,236)
Income tax expense	983	124	2,402
Net loss	$(37,519)	$(54,434)	$(37,638)
Net loss per common share basic and diluted	$(2.07)	$(3.13)	$(2.29)
Weighted-average common shares used to compute basic and diluted net loss per share	18,142,828	17,412,958	16,421,610
See accompanying notes to consolidated financial statements.

Page F- 6

Anterix Inc.
Consolidated Statement of Stockholders’ Equity
Years Ended March 31, 2022, 2021 and 2020
(in thousands)

	Number of Shares
	Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total
Balance at April 1, 2019	14,739	$1	$349,039	$(168,276)	$180,764
Issuance of stock during July 2019 follow-on offering, net of closing costs	2,222	1	94,243	—	94,244
Equity based compensation*	124	—	5,826	—	5,826
Stock option exercises	113	—	2,436	—	2,436
Shares withheld for taxes	(13)	—	(566)	—	(566)
Net loss	—	—	—	(37,638)	(37,638)
Balance at March 31, 2020	17,185	2	450,978	(205,914)	245,066
Equity based compensation*	249	—	16,121	—	16,121
Stock option exercises	208	—	4,218	—	4,218
Equity payment of prior year accrued employee related expenses	28	—	1,537	—	1,537
Net loss	—	—	—	(54,434)	(54,434)
Balance at March 31, 2021	17,670	2	472,854	(260,348)	212,508
Equity based compensation*	226	—	13,725	—	13,725
Stock option exercises**	778	—	15,004	—	15,004
Shares withheld for taxes	(24)	—	(1,458)	—	(1,458)
Retirement of common stock**	(272)	—	—	(15,962)	(15,962)
Net loss	—	—	—	(37,519)	(37,519)
Balance at March 31, 2022	18,378	$2	$500,125	$(313,829)	$186,298
* Includes restricted shares issued.
** Includes approximately $1.0 million, or 20,132 shares, received associated with a non-cash exercise of stock options and subsequent retirement. See Note 11 Stock Acquisition Rights, Stock Options and Warrants and Note 12 Supplemental Disclosure of Cash Flow Information for further discussion and disclosure.
See accompanying notes to consolidated financial statements.

Page F- 7

Anterix Inc.
Consolidated Statements of Cash Flows
Years Ended March 31, 2022, 2021 and 2020
(in thousands)

	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(37,519)	$(54,434)	$(37,638)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	1,450	3,533	3,591
Non-cash compensation expense attributable to stock awards	13,625	15,925	5,826
Deferred income taxes	983	124	2,399
Bad debt expense	—	—	41
Accretion expense	—	—	1
(Gain)/loss from disposal of intangible assets, net	(11,209)	3,849	—
Loss from disposal of long-lived assets, net	107	70	76
Loss on disposal of capitalized patent costs	—	—	140
Impairment of long-lived assets	—	85	46
Loss on equity method investment	—	39	9
Changes in operating assets and liabilities
Accounts receivable	4	57	464
Prepaid expenses and other assets	(797)	(745)	316
Right of use assets	1,053	1,407	1,404
Accounts payable and accrued expenses	270	2,647	578
Due to related parties	(32)	42	(73)
Restructuring reserve	—	(636)	(2,699)
Operating lease liabilities	(1,382)	(1,674)	(1,447)
Contingent liability	—	20,000	—
Deferred revenue	51,695	(483)	(791)
Other liabilities	(335)	235	(66)
Net cash provided by (used in) operating activities	17,913	(9,959)	(27,823)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible assets, including refundable deposits	(26,358)	(13,944)	(7,096)
Purchases of equipment	(1,053)	(230)	(464)
Net cash used in investing activities	(27,411)	(14,174)	(7,560)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from July 2019 follow-on offering	—	—	94,244
Proceeds from stock option exercises	14,004	4,218	2,436
Repurchase of common stock	(14,962)	—	—
Payments of withholding tax on net issuance of restricted stock	(1,458)	—	(566)
Net cash (used in) provided by financing activities	(2,416)	4,218	96,114
Net change in cash and cash equivalents	(11,914)	(19,915)	60,731
CASH AND CASH EQUIVALENTS
Beginning of the year	117,538	137,453	76,722
End of the year	$105,624	$117,538	$137,453
See accompanying notes to consolidated financial statements.

Page F- 8

Anterix Inc.
Notes to Consolidated Financial Statements
1. Nature of Operations
Anterix Inc. (the “Company”) is a wireless communications company focused on commercializing its spectrum assets to enable its targeted utility and critical infrastructure customers to deploy private broadband networks, technologies and solutions. The Company is the largest holder of licensed spectrum in the 900 MHz band (896 - 901 / 935 - 940 MHz) with nationwide coverage throughout the contiguous United States, Hawaii, Alaska and Puerto Rico. On May 13, 2020, the Federal Communications Commission (the “FCC”) approved the Report and Order (the “Report and Order”) to modernize and realign the 900 MHz band to increase its usability and capacity by allowing it to be utilized for the deployment of broadband networks, technologies and solutions. The Report and Order was published in the Federal Register on July 16, 2020, and became effective on August 17, 2020. The Company is now engaged in qualifying for and securing broadband licenses from the FCC. At the same time, the Company is pursuing opportunities to lease the broadband spectrum it secures to its targeted utility and critical infrastructure customers.
The Company was originally incorporated in California in 1997 and reincorporated in Delaware in 2014. In November 2015, the Company changed its name from Pacific DataVision, Inc. to pdvWireless, Inc. In August 2019, the Company changed its name from pdvWireless, Inc. to Anterix Inc. The Company maintains offices in Woodland Park, New Jersey and McLean, Virginia.
Business Developments
In December 2020, the Company entered into its first long-term lease agreements of 900 MHz spectrum authorized for broadband use (“900 MHz Broadband Spectrum”), with Ameren Corporation (“Ameren”), (the “Ameren Agreements”). The Ameren Agreements will enable Ameren to deploy a private LTE network in its service territories in Missouri and Illinois, covering approximately 7.5 million people. Each Ameren Agreement is for a term of up to 40 years, consisting of an initial term of 30 years, with a 10-year renewal option for an additional payment. The scheduled prepayments for the 30-year initial terms of the Ameren Agreements total $47.7 million, of which $0.3 million was received by the Company in February 2021, $5.4 million in September 2021 and $17.2 million in October 2021. See Note 3 Revenue for further discussion on the Ameren Agreements.
In September 2021, the Company entered into a long-term lease agreement of 900 MHz Broadband Spectrum with Evergy Services, Inc. (“Evergy”), (the “Evergy Agreement”). The Evergy service territories covered by the Evergy Agreement are in Kansas and Missouri with a population of approximately 3.9 million people. The Evergy Agreement is for a term of up to 40 years, comprised of an initial term of 20 years with two 10-year renewal options for additional payments. Prepayment in full of the $30.2 million for the 20-year initial term, which was due and payable within thirty (30) days after execution of the Evergy Agreement, was received by the Company in October 2021. See Note 3 Revenue for further discussion on the Evergy Agreement.
2. Summary of Significant Accounting Policies
Basis of Presentation and Use of Estimates
The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to estimated useful lives of depreciable assets, asset retirement obligations, valuation allowance on the Company’s deferred tax assets and recoverability of intangible assets. The Company is also required to make certain estimates with regard to the valuation of awards and forfeiture rates for its share-based award programs. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the financial statements in the applicable period. Accordingly, actual results could materially differ from those estimates.
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, including PDV Spectrum Holding Company, LLC formed in April 2014. All significant intercompany accounts and transactions have been eliminated in consolidation.
Correction of Immaterial Error
In connection with preparing its financial statements for the quarter ended December 31, 2021, the Company determined that it incorrectly accounted for idled assets as Held For Future Use within its Annual Report on Form 10-K for the year ended March 31, 2021, which resulted in an incorrect presentation of the asset classification included in the Property and Equipment footnote within the Notes to the Consolidated Financial Statements. The idled assets should have remained as in-service assets with no change in classification as the idling of these assets is temporary in nature.

Page F- 9

The following table is a comparison of the reported property and equipment classification, as presented in the Property and Equipment footnote, for the year ended March 31, 2021, as a result of the correction of the immaterial error (in thousands):

	For the year ended March 31, 2021
	As Originally Reported	Impact of Prior Period Errors	As Revised
Network sites and equipment	$12,547	$688	$13,235
Computer software	592	—	592
Computer equipment	293	—	293
Furniture and fixture and other equipment	284	—	284
Leasehold improvements	242	—	242
	13,958	688	14,646
Less accumulated depreciation	11,082	—	11,082
	2,876	688	3,564
Construction in process	10	—	10
Assets held for future use	688	(688)	—
Property and equipment, net	$3,574	$—	$3,574
Reclassifications
Certain amounts previously reported in the Company’s Consolidated Statement of Operations for prior years have been reclassified to conform to the presentation within this Annual Report on Form 10-K. The reclassification includes the consolidation of the restructuring costs line into the general and administrative line within the Company’s Consolidated Statement of Operations.
Cash and Cash Equivalents
All highly liquid investments with maturities of three months or less at the time of purchase are considered cash equivalents. Cash equivalents are stated at cost, which approximates the quoted market value and includes amounts held in money market funds.
Concentrations of Credit Risk
Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The cash balance at times may exceed federally insured limits, however, the Company places its cash and temporary cash investments with financial institutions for which credit loss is not anticipated.
For the year ended March 31, 2022, the Company’s operating revenue was entirely from Motorola Solutions, Inc. (“Motorola”) and Ameren, as discussed in Note 2 Revenue. For the year ended March 31, 2021, the Company had one Tier 1 domestic carrier and one reseller that accounted for approximately 17% of total operating revenues, respectively. For the year ended March 31, 2020, the Company had two domestic carriers and one reseller that accounted for approximately 21% of total operating revenues, respectively.
As of March 31, 2022, the Company does not have an outstanding accounts receivable balance. As of March 31, 2021, the Company had one Tier 1 domestic carrier that accounted for the entire total accounts receivable, which was carried at the invoiced amount.
Allowance for Doubtful Accounts
An allowance for uncollectible receivables is estimated, as required, based on a combination of write-off history, aging analysis and any specific known troubled accounts. The Company reviews its allowance for uncollectible receivables on a quarterly basis. Past due balances meeting specific criteria are reviewed individually for collectability.

Page F- 10

Changes in the allowance for doubtful accounts for the years ended March 31, 2022, 2021 and 2020 are summarized below (in thousands):

	2022	2021	2020
Balance at beginning of the year	$—	$12	$77
Bad debt expense	—	—	41
Write-offs	—	(12)	(69)
Recoveries	—	—	(37)
Balance at end of the year	$—	$—	$12
In connection with the Company’s adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), as discussed below, the Company will continue to monitor its credit loss exposure based on the write-off history, current conditions and future forecasts on the collectability of the accounts.
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
As of March 31, 2022, the Company settled approximately $0.1 million of its obligation to restore the leased premises to its original condition and revised its asset retirement obligations accrual by $17,000 on estimated future cash flows.
As of March 31, 2021, the Company settled approximately $0.2 million of its obligation to restore the leased premises to its original condition and revised its asset retirement obligations accrual by $0.1 million on estimated future cash flows.
Changes in the liability for the asset retirement obligations for the years ended March 31, 2022 and 2021 are summarized below (in thousands):

	2022	2021
Balance at beginning of the year	$749	$886
Liabilities settled	(109)	(226)
Revision of estimate	(17)	85
Accretion expense	3	4
Balance at end of the year	626	749
Less amount classified as current - included in accounts payable and accrued expenses	85	167
Noncurrent liabilities - included in other liabilities	$541	$582
Intangible Assets
Intangible assets are wireless licenses that are used to provide the Company with the exclusive right to utilize designated radio frequency spectrum to provide wireless communication services. While licenses are issued for only a fixed

Page F- 11

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
Evaluation of Indefinite-Lived Intangible Assets for Impairment
Historically, wireless licenses were tested for impairment on an aggregate basis, consistent with the Company’s dispatch business at a national level. Effective Fiscal 2021, the Company determined that its unit of accounting should be based on geographic markets and that it should test its wireless licenses for impairment based on the individual markets, as the Company will be utilizing the wireless licenses as part of facilitating broadband spectrum networks at an individual market level. The Company may elect to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an intangible asset is less than its carrying value. If the Company does not perform the qualitative assessment, or if the qualitative assessment indicates it is more likely than not that the fair value of the intangible asset is less than its carrying amount, the Company will calculate the estimated fair value of the intangible asset. If the estimated fair value of the spectrum licenses is lower than their carrying amount, an impairment loss is recognized. The Company will use a market-based approach to estimate fair value.
The valuation approach used to estimate fair value for the purpose of impairment testing requires management to use complex assumptions and estimates such as population, discount rates, industry and market considerations, long-term market equity risk, as well as other factors. These assumptions and estimates are forward-looking and depend on the Company’s ability to successfully apply for broadband licenses and commercialize its 900 MHz Broadband Spectrum.
During Fiscal 2022, the Company changed the date of its annual impairment assessment from March 31, its fiscal year-end, to January 1. For the year ended March 31, 2022, the Company performed a step zero qualitative approach impairment test as of January 1, 2022, for each geographical market to test indefinite-lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing. As a result of the step zero test, the Company was not required to perform a step one analysis. As of and for the year ended March 31, 2021, the Company performed a step one quantitative impairment test to determine if the fair value of the licenses exceed the carrying values for each geographical market. Estimated fair value is determined using a market-based approach primarily using the 600 MHz auction price as the Report and Order noted that the FCC will use as a reference the spectrum price based on the average price paid in the FCC’s 600 MHz auction to calculate the Anti-Windfall Payments. For the year ended March 31, 2020, the Company performed a step zero qualitative approach impairment test on an aggregate basis to test indefinite-lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing. Based on the results of the impairment tests, there were no impairment charges recorded during the years ended March 31, 2022, 2021 and 2020.
Exchanges of Intangible Assets
At times, the Company enters into agreements to exchange or cancel spectrum licenses. Upon entering into the arrangement, if the transaction has been deemed to have commercial substance, spectrum licenses are reviewed for impairment. The licenses are exchanged or cancelled at their carrying value and adjusted for any gain or loss recognized. Upon receipt of FCC approval, the spectrum licenses acquired as part of an exchange of nonmonetary assets are recorded at their new accounting basis, for those acquired from the FCC, or fair value for those acquired from third party, (collectively, the “acquired basis”). The difference between the acquired basis of the spectrum licenses obtained, carrying value of the spectrum licenses transferred and cash paid, if any, is recognized as a gain or loss on disposal of spectrum licenses reported separately in the Company’s Consolidated Statements of Operations. The acquired basis of spectrum licenses is based on information for which there is little or no observable market data. If the transaction lacks commercial substance or the acquired basis is not measurable, the acquired spectrum licenses are recorded at the carrying value of the spectrum assets transferred, cancelled or exchanged. For the purpose of the valuation of broadband licenses received in connection with nonmonetary exchanges, the Company utilizes the 600 MHz Auction price per MHzPop, as defined in the Report and Order, which is considered the accounting basis for the new broadband licenses.
See Note 5 Intangible Assets for a discussion on the Company’s spectrum exchanges during the years ended March 31, 2022 and 2021.
Long-Lived Assets and Right of Use Assets Impairment
The Company evaluates long-lived assets, including right of use assets, other than intangible assets with indefinite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not

Page F- 12

be recoverable. Asset groups are determined at the lowest level for which identifiable cash flows are largely independent of cash flows of other groups of assets and liabilities. When the carrying amount of the asset groups are not recoverable and exceeds its fair value, an impairment loss is recognized equal to the excess of the asset group’s carrying value over the estimated fair value. There were no impairment charges during the year ended March 31, 2022. During the year ended March 31, 2021, the Company recorded an $85,000 non-cash impairment charge for long-lived assets consisting of network site and equipment costs to reduce the carrying values to zero. During the year ended March 31, 2020, the Company recorded a $46,000 non-cash impairment charge for long-lived assets consisting of $35,000 for property and equipment and $11,000 for a right of use asset to reduce the carrying values to zero.
Equity Method Investment
The Company’s 19.5% investment in the TeamConnect LLC (the “LLC”) for which the Company is not the primary beneficiary and does not influence or control the activities that most significantly impact the LLC’s economic performance, are not consolidated and are accounted for under the equity method of accounting. Under the equity method of accounting, the LLC’s accounts are not reflected within the Company’s consolidated balance sheets and statements of operations. The Company’s share of the earnings of the LLC is reported as income (loss) on equity method investment in the Company’s consolidated statements of operations. The Company’s carrying value in an equity method investment is reported as equity method investment on the Company’s consolidated balance sheets.
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
Fair Value Measurement
A Level 1, Level 2 or Level 3 fair value hierarchy is used to categorize fair value amounts depending on the quality of inputs used to measure the fair value. Level 1 fair value derived inputs utilize quoted prices in active markets for identical assets or liabilities. Level 2 fair value derived inputs are based on quoted prices for similar assets and liabilities in active markets or based on inputs other than quoted prices for the assets or liability that are either directly or indirectly observable. Level 3 fair value derived inputs are unobservable for the asset or liability as a result of little, if any, market activity for the asset or liability.
The Company uses appropriate valuation techniques for the fair values of the applicable assets or liabilities based on the available inputs. When available, the Company measures fair value using Level 1 inputs as they generally provide the most reliable evidence of fair value. The inputs may fall into different levels within the hierarchy in some valuations. In these cases, the fair value hierarchy of the asset or liability level is based on the lowest level of input that is significant to the fair value measurements.
Financial Instruments
Financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments.
Leases
Leases in which the Company is the lessee are comprised of corporate office space and tower space. Substantially all of the leases are classified as operating leases. The Company is obligated under certain lease agreements for office space with lease terms expiring on various dates from October 31, 2023 through June 30, 2027, which includes lease extensions ranging from three to ten-years for its corporate headquarters. The Company entered into multiple lease agreements for tower space related to its spectrum holdings.
In accordance with Financial Accounting Standards Board, (“FASB”) Accounting Standards Codification, Leases (“ASC 842”), the Company recognized right of use (“ROU”) assets and corresponding lease liabilities on its Consolidated Balance Sheets for its operating lease agreements with contractual terms greater than 12 months. Lease liabilities are based on the present value of remaining lease payments over the lease term. As the discount rate implied in the Company’s leases is not readily determinable, the present value is calculated using the Company’s incremental borrowing rate, which is estimated to approximate the interest rate on a collateralized basis with similar terms.
Revenue Recognition
Revenues are recognized when a contract with a customer exists and control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services and the identified performance obligation has been satisfied.

Page F- 13

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in Accounting Standards Codification, Revenue from Contracts with Customers (“ASC 606”). A contract’s transaction price is allocated to each distinct performance obligation and is recognized as revenue when, or as, the performance obligation is satisfied, which typically occurs when the services are rendered. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. The Company’s contracts with customers may include multiple performance obligations. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price. It generally determines standalone selling prices based on the prices charged to customers under contracts involving only the relevant performance obligation. Judgment may be used to determine the standalone selling prices for items that are not sold separately, including services provided at no additional charge. Most of the Company’s performance obligations will be satisfied over time as services are provided. The nature of the licenses provide the benefit of the leased spectrum regardless of whether the customer uses the spectrum or not. As a result, revenue will be recognized ratably as the Company delivers cleared 900 MHz Broadband Spectrum and the associated broadband licenses by county to the customer over the contractual term.
The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company determined that certain sales commissions met the requirements to be capitalized and were recorded as an asset upon the Company’s adoption of ASC 606. As a result of the customers being assigned to A BEEP and Goosetown (see Note 3 Revenue below), the Company’s capitalized sales commissions were impaired on April 1, 2019. For the years ended March 31, 2022 and 2021, the Company capitalized commission costs required to obtain long-term 900 MHz Broadband Spectrum lease agreements which will be amortized over the contractual term of approximately 30-years. See Note 3 Revenue for a discussion on the Company’s capitalized contract assets incurred during the period ended March 31, 2022 and 2021.
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
Advertising and Promotional Expense
The Company expenses advertising and promotional costs as incurred. Advertising and promotional expense was approximately $89,000, $19,000 and $33,000 for the years ended March 31, 2022, 2021 and 2020, respectively.
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

Page F- 14

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
The Company uses a Monte Carlo simulation model to determine the fair value of performance units with market condition at grant date. The Monte Carlo simulation model is based on a discounted cash flow approach, with the simulation of a large number of possible stock price outcomes for the Company’s stock and the target composite index. The use of the Monte Carlo simulation model requires the input of a number of assumptions including expected volatility of the Company’s stock price, which is based on the weighted-average historical volatility of its stock; correlation between changes in the Company’s stock price and changes in the target composite index, which is based on the historical relationship between the Company’s stock price and the target composite index average; risk-free interest rate, which is based on the treasury zero-coupon yield appropriate for the term of the performance unit as of the grant date; and expected dividends as applicable, which is zero, as the Company has never paid any cash dividends. Any future determination to pay dividends will be at the discretion of the board of directors (the “Board”) and will depend on the Company’s financial condition, results of operations, capital requirements, restrictions contained in any financing instruments and such other factors as the Board deems relevant in its sole discretion. Therefore, the Company has used an expected dividend yield of zero in the Monte Carlo simulation model.
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
Changes in valuation allowance for the years ended March 31, 2022, 2021 and 2020 are summarized below (in thousands):

	2022	2021	2020
Balance at beginning of the year	$65,304	$47,664	$37,019
Charged to costs and expenses	979	124	2,399
Changes in net loss carryforward and other	13,715	17,516	8,246
Balance at end of the year	$79,998	$65,304	$47,664
Accounting for Uncertainty in Income Taxes
The Company recognizes the effect of tax positions only when they are more likely than not to be sustained. Management has determined that the Company had no uncertain tax positions that would require financial statement recognition or disclosure. The Company is no longer subject to U.S. federal, state or local income tax examinations for periods

Page F- 15

prior to 2019. When applicable, the Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.
Net Loss Per Share of Common Stock
Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. For purposes of the diluted net loss per share calculation, preferred stock, convertible notes payable-affiliated entities, stock options, restricted stock and warrants are considered to be potentially dilutive securities. Because the Company has reported a net loss for the years ended March 31, 2022, 2021 and 2020, diluted net loss per common share is the same as basic net loss per common share for those periods.
Common stock equivalents resulting from potentially dilutive securities approximated 1,343,000, 1,382,000 and 1,440,000 at March 31, 2022, 2021 and 2020, respectively, and have not been included in the dilutive weighted average shares of common stock outstanding, as their effects are anti-dilutive.
Recently Adopted Accounting Guidance
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, and has subsequently modified several areas of the Accounting Standards Codification 326, Financial Instruments – Credit Losses, in order to provide additional clarity and improvements. The new standard requires entities to use a Current Expected Credit Loss impairment model based on expected losses rather than incurred losses. Under this model, an entity would recognize an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect from financial assets measured at amortized cost within the scope of the standard. The entity’s estimate would consider relevant information about past events, current conditions and reasonable and supportable forecasts, which will result in recognition of lifetime expected credit losses. As the Company was previously a smaller reporting company, the standard updates would have been effective beginning April 2023, however, due to the transition to a large accelerated filer during the current fiscal year, the updates were effective for the Company as of the fiscal year end 2022. The Company adopted the new standard effective March 31, 2022, and the adoption did not have a material impact on its consolidated financial statements and related disclosures.
Recently Issued Accounting Pronouncements
While there have been accounting standards that have been issued or proposed by the FASB or other standard-setting bodies that do not require adoption until a future date, these updates are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.
3. Revenue
900 MHz Broadband Spectrum Revenue
In December 2020, the Company entered into its first long-term lease agreements of 900 MHz Broadband Spectrum with Ameren. The Ameren Agreements will enable Ameren to deploy a private LTE network in its service territories in Missouri and Illinois, covering approximately 7.5 million people. Each Ameren Agreement is for a term of up to 40 years, consisting of an initial term of 30 years, with a 10-year renewal option for an additional payment. The scheduled prepayments for the 30-year initial terms of the Ameren Agreements total $47.7 million, of which $0.3 million was received by the Company in February 2021, $5.4 million in September 2021 and $17.2 million in October 2021. The prepayments received to date encompass the initial upfront payment(s) due upon signing of the Ameren Agreements and payments for delivery of the relevant 1.4 x 1.4 cleared spectrum in several metropolitan counties throughout Missouri and Illinois, in accordance with the terms of the Ameren Agreements. The remaining prepayments for the 30-year initial term are due by mid-2026, per the terms of the Ameren Agreements and as the Company delivers the relevant cleared 900 MHz Broadband Spectrum and the associated broadband licenses. The Company is working with incumbents to clear the 900 MHz Broadband Spectrum allocation in Ameren’s service territory. In August 2021, the FCC granted the first 900 MHz broadband licenses to the Company for several counties in Ameren’s service territory, for which the Ameren Agreements were also subsequently approved by the FCC. In accordance with ASC 606, the payments of prepaid fees under the Ameren Agreements will be accounted for as deferred revenue on the Company’s Consolidated Balance Sheets and will be recognized ratably as the Company delivers cleared 900 MHz Broadband Spectrum and the associated broadband licenses by county over the contractual term of approximately 30-years. The revenue recognized for the year ended March 31, 2022 was $0.4 million.
In September 2021, the Company entered into a long-term lease agreement of 900 MHz Broadband Spectrum with Evergy. The Evergy service territories covered by the Evergy Agreement are in Kansas and Missouri, with a population of approximately 3.9 million people. The Evergy Agreement is for a term of up to 40 years, comprised of an initial term of 20 years with two 10-year renewal options for additional payments. Prepayment in full of the $30.2 million for the 20-year initial term, which was due and payable within thirty (30) days after execution of the Evergy Agreement, was received by the Company in October 2021. The Evergy Agreement is subject to customary provisions regarding remedies for non-delivery,

Page F- 16

including refund of amounts paid and termination rights, if Anterix fails to perform its contractual obligations, including failure to deliver the relevant cleared 900 MHz Broadband Spectrum, in accordance with the terms of the Evergy Agreement. The Company is working with incumbents to clear the 900 MHz Broadband Spectrum allocation covered by the Evergy Agreement. The Company expects to recognize revenue from the Evergy Agreement commencing in the first half of fiscal year 2023. In accordance with ASC 606, the payments of prepaid fees under the Evergy Agreement will be accounted for as deferred revenue on the Company’s Consolidated Balance Sheets and will be recognized ratably as the Company delivers cleared 900 MHz Broadband Spectrum and the associated broadband licenses by county over the contractual term of approximately 20-years.
Narrowband Spectrum Revenue
In September 2014, Motorola paid the Company an upfront, fully-paid fee of $7.5 million in order to use a portion of the Company’s narrowband spectrum licenses (the “2014 Motorola spectrum agreement”). The payment of the fee is accounted for as deferred revenue on the Company’s consolidated balance sheets and is recognized ratably as the service is provided over the contractual term of approximately ten years. The revenue recognized for the years ended March 31, 2022, 2021 and 2020 was approximately $0.7 million each year.
Service Revenue
The Company has historically derived its service revenue from a fixed monthly recurring unit price per user, with 30-day payment terms, for its pdvConnect, TeamConnect, and Diga-talk service offerings. In December 2018, the Board approved the transfer of various customers under its TeamConnect business to A BEEP and Goosetown along with the support for its pdvConnect business to help reduce operating costs and to allow the Company to focus on its FCC initiatives and future broadband opportunities. On March 31, 2019, these agreements were amended to formally set the transition date for the businesses as April 1, 2019 and to clarify the responsibilities between the parties. Under the terms of the agreement, the Company assigned the intellectual property rights to its TeamConnect and pdvConnect related applications to the LLC.
pdvConnect is a proprietary cloud-based mobile resource management solution which has historically been sold as a separate software-as-a-service offering for dispatch-centric business customers who utilize Tier 1 cellular networks. pdvConnect was historically sold directly by the Company or through two Tier 1 domestic carriers. On April 1, 2020, these customers were transferred to the LLC, except for one Tier 1 domestic carrier. The LLC agreed to pay the Company a certain portion of the recurring revenues from the transferred customers through the term of the agreement.
TeamConnect combines pdvConnect with push-to-talk mobile communication services involving digital network architecture and mobile devices. A BEEP and Goosetown agreed to pay the Company a certain portion of the recurring revenues during the term of the agreements. While the customer remained on the Company’s TeamConnect Metro and Campus Systems (the “MotoTRBO Systems”), the portion of recurring revenues paid by A BEEP and Goosetown was recorded as revenue.
As a result of the completion of the migration to A BEEP and Goosetown in December 2020, service revenue is recorded to other income in the Consolidated Statement of Operations.
Contract Assets
The Company recognizes a contract asset for the incremental costs of obtaining a contract with a customer. These costs include sales commissions. These costs are amortized ratably using the portfolio approach over the estimated customer contract period. The Company will review the contract asset on a periodic basis to determine if an impairment exists, and subsequent to the Company’s adoption of ASU 2016-13, will review the contract assets for potential credit loss exposure. If it is determined that there is an impairment, or a potential credit loss, the Company will expense the contract asset.
As of March 31, 2022 and 2021, the Company incurred commission and stock compensation costs to obtain its long-term 900 MHz Broadband Spectrum lease agreements amounting to approximately $0.3 million and $0.4 million, respectively, which was capitalized and will be amortized over the contractual term of approximately 30-years.
Historically, contract assets include commissions for salespeople and commissions paid to third-party dealers. As a result of transferring customers to A BEEP and Goosetown, all contract and contract acquisition costs were impaired for the year ended March 31, 2020. The Company recorded the impairment by increasing direct cost of revenue amounting to $0.2 million and sales and support expense amounting to $0.3 million for the year ended March 31, 2020.

Page F- 17

The following table presents the activity for the Company’s contract assets (in thousands):

Contract Assets
Balance at March 31, 2020	$—
Additions	381
Amortization	—
Impairment	—
Balance at March 31, 2021	381
Additions	263
Amortization	(6)
Impairment	—
Balance at March 31, 2022	638
Less amount classified as current assets - prepaid expenses and other current assets	(238)
Noncurrent assets - included in other assets	$400
Contract liabilities
Contract liabilities primarily relate to advance consideration received from customers for spectrum services, for which revenue is recognized over time, as the services are performed. These contract liabilities are recorded as deferred revenue on the balance sheet.
The following table presents the activity for the Company’s contract liabilities (in thousands):

Contract Liabilities
Balance at March 31, 2020	$3,462
Additions	250
Revenue recognized	(729)
Balance at March 31, 2021	2,983
Additions	52,779
Revenue recognized	(1,084)
Balance at March 31, 2022	54,678
Less amount classified as current liabilities	(1,478)
Noncurrent liabilities	$53,200
4. Property and Equipment
Property and equipment consists of the following at March 31, 2022 and 2021 (in thousands):

	Estimated useful life	2022	2021
Network sites and equipment	5-10 years	$14,588	$13,235
Computer software	1-7 years	639	592
Computer equipment	5-7 years	204	293
Furniture and fixture and other equipment	2-5 years	415	284
Leasehold improvements	Shorter of the lease term or 10 years	242	242
		16,088	14,646
Less accumulated depreciation		13,379	11,082
		2,709	3,564
Construction in process		240	10
Property and equipment, net		$2,949	$3,574
Depreciation expense for the years ended March 31, 2022, 2021 and 2020 amounted to approximately $1.5 million, $3.5 million and $3.6 million, respectively.

Page F- 18

During the years ending March 31, 2021 and 2020, the Company recorded $85,000 and $46,000, respectively, of non-cash impairment charges for network sites and equipment to reduce the carrying values to zero. There were no impairment charges during the year ended March 31, 2022.
5. Intangible Assets
Wireless licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but instead are tested for impairment annually, or more frequently if an event indicates that the asset might be impaired. There were no impairment charges related to the Company’s indefinite-lived intangible assets during the years ended March 31, 2022, 2021 and 2020.
During the years ended March 31, 2022 and 2021, the Company entered into agreements with several third parties in multiple U.S. markets to acquire wireless licenses for cash consideration of $17.8 million and $15.6 million, respectively, after receiving FCC approval. As of March 31, 2022 and 2021, the Company recorded initial deposits to incumbents amounting to approximately $8.0 million and $2.3 million, respectively, that are refundable if the FCC does not approve the sale of the spectrum. Of the $8.0 million initial refundable deposit balance as of March 31, 2022, $7.6 million was included in prepaid expenses and other current assets and the remaining $0.4 million in other assets in the Consolidated Balance Sheets. Of the $2.3 million initial refundable deposit balance as of March 31, 2021, $1.9 million was included in prepaid expenses and other current assets and the remaining $0.4 million in other assets in the Consolidated Balance Sheets. As of March 31, 2022 and 2021, the Company recorded deferred charges of $3.4 million and $0.4 million, respectively, related to in-process deals, of which $0.2 million and $0.1 million was recorded in prepaid expenses and other current assets and $3.1 million and $0.3 million, respectively, was recorded in other assets. Once the FCC approves the sale, the Company makes the final payment to the incumbent. Once the final payment is made, both the initial deposit and final payment are transferred to the intangible asset for the wireless licenses.
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
In January 2020, the Company entered into an agreement with the AAR pursuant to which the Company agreed to cancel licenses in the 900 MHz band to enable the AAR to relocate its operations, including operations utilizing the three channels located in the 900 MHz broadband segment (the “AAR Agreement”). The Report and Order provides that the FCC will make the channels associated with these licenses available to the AAR to enable the AAR to relocate their current operations. The Report and Order also provides that the FCC will credit the Company for its cancelled licenses for purposes of determining the Company’s eligibility to secure broadband licenses and the calculation of any Anti-Windfall Payments.
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
In September 2020, the Company closed an agreement with a third party for the exchange of 900 MHz licenses. Under the agreement, the Company received spectrum licenses at their estimated fair value of approximately $0.2 million and a payment of $1.2 million in cash to clear the channels received from incumbents. In January 2018, the Company received $0.6 million as a refundable deposit when the agreement was executed in Fiscal 2018, and the Company is entitled to receive the remaining $0.6 million upon receipt of FCC approval and closing of the agreement in September 2020. Under the agreement, the Company transferred spectrum licenses with book value of approximately $0.3 million to the third party. The Company recognized a $1.1 million gain from disposal of intangible assets in the Consolidated Statement of Operations when the deal closed in September 2020.
In addition, during the year ended March 31, 2020, the Company entered into a barter agreement whereby it provided equipment with a net book value of $21,000 and approximately $15,000 in cash in exchange for wireless licenses valued at approximately $88,000. The Company recorded a corresponding gain of $52,000.

Page F- 19

During the year ended March 31, 2022, the Company applied for, and was granted by the FCC, broadband licenses for 21 counties. The Company recorded the new broadband licenses at their estimated accounting cost basis of approximately $15.3 million. In connection with receiving the broadband licenses, the Company disposed of $4.1 million related to the value ascribed to the narrowband licenses it relinquished to the FCC for the same 21 counties. The total carrying value of narrowband licenses included the cost to acquire the original narrowband licenses, Anti-Windfall payments paid to cover the shortfall in each county and the clearing costs. As a result of the exchange of narrowband licenses for broadband licenses, the Company recorded a gain on disposal of intangible assets of $11.2 million, for the year ended March 31, 2022.
Intangible assets consist of the following at March 31, 2022 and 2021 (in thousands):

Wireless Licenses
Balance at March 31, 2020	$111,526
Acquisitions	15,640
Exchanges - licenses received	196
Exchanges - licenses surrendered	(262)
Cancellations	(4,983)
Balance at March 31, 2021	122,117
Acquisitions	17,843
Exchanges - licenses received	15,341
Exchanges - licenses surrendered	(4,132)
Balance at March 31, 2022	$151,169
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
As of March 31, 2021, the change in the carrying value of the investment in LLC is summarized below as follows (in thousands):

Equity Method Investment
Equity method investment carrying value at March 31, 2020	$39
Non-cash contribution	—
Share of net loss from LLC	(39)
Equity method investment carrying value at March 31, 2021	$—
As of and for the year ended March 31, 2022, there was no activity for equity method investments.

Page F- 20

7. Accounts Payable and Accrued Expenses
The table below provides additional information related to the Company’s accounts payable and accrued expenses at March 31, 2022 and 2021 (in thousands):

	2022	2021
Accounts payable	$1,044	$500
Accrued employee related expenses	4,730	4,753
Accrued expenses	735	951
Other	17	52
Total accounts payable and accrued expenses	$6,526	$6,256
8. Related Party Transactions
Under the terms of the MOU, the Company was obligated to pay the LLC a monthly service fee for a 24-month period ending on January 7, 2021 for its assumption of the Company’s support obligations under the A BEEP and Goosetown Agreements. The Company is also obligated to pay the LLC a certain portion of the billed revenue received by the Company from pdvConnect customers for a 48-month period. For the years ended March 31, 2022, 2021 and 2020, the Company incurred payments of $60,000, $576,000 and $974,000 under the MOU, respectively. As of March 31, 2022, the Company did not have outstanding liabilities to the related parties associated with the services transfer. As of March 31, 2021, the Company owed $32,000 to the LLC.
The Company did not purchase any equipment from Motorola for the years ended March 31, 2022 and 2021. The Company purchased $11,000 of equipment from Motorola for the year ended March 31, 2020. The Company recognized approximately $729,000 each year in Spectrum revenue for the years ended March 31, 2022, 2021 and 2020. As of March 31, 2022 and 2021, the Company owed $120,000 to Motorola, unrelated to the 2014 Motorola spectrum agreement.
On May 5, 2020, the Company entered into a consulting agreement with Rachelle B. Chong under which Ms. Chong will serve as a Senior Advisor to the Company’s management team effective May 15, 2020. In connection with the consulting agreement, Ms. Chong submitted her resignation from the Board and as a member of the Board’s Nominating and Corporate Governance Committee. For the years ended March 31, 2022 and 2021, the Company incurred $144,000 and $132,000, respectively, in consulting fees to Ms. Chong. As of March 31, 2022 and 2021, the Company did not have any outstanding liabilities to Ms. Chong.
On June 25, 2020, as part of its Executive Succession Plan (the “Succession Plan”), the Company announced that Brian D. McAuley had submitted his resignation as Executive Chairman of the Board, effective on July 1, 2020. On August 27, 2020, the Company entered into a consulting agreement (the “Consulting Agreement”) with Mr. McAuley under which Mr. McAuley will serve as a Senior Advisor to the Company’s management team and provide strategic, corporate governance and Board advisory services. The Consulting Agreement provides that Mr. McAuley will receive cash compensation of $40,000 per year. Pursuant to the existing terms of his outstanding equity awards, Mr. McAuley will continue to vest in his outstanding equity awards as he continues to provide services to the Company pursuant to the Consulting Agreement. The Consulting Agreement was effective as of September 2, 2020, with an original expiration date of September 1, 2021. The Company extended the agreement by an additional twelve (12) months with a new termination date of September 1, 2022, unless terminated earlier by either party or extended upon the mutual agreement of the parties at least thirty (30) days before the end of the term. The Consulting Agreement contains standard confidentiality, indemnification and intellectual property assignment provisions in favor of the Company. The Consulting Agreement also contains a waiver by Mr. McAuley to any severance benefits that he might be entitled to receive under the Company’s Executive Severance Plan in connection with his resignation and the Executive Succession Plan. In consideration for this waiver, in the event the Company terminates the Consulting Agreement without cause, Mr. McAuley dies or becomes disabled during the term of the Consulting Agreement, or the Company elects not to extend the term of the Consulting Agreement through September 1, 2023, then the vesting of all outstanding time-based equity awards held by Mr. McAuley shall accelerate on the date his consulting services end such that he will be deemed to have vested in a total of 18,761 shares of Common Stock for his services under the Consulting Agreement. In addition, Mr. McAuley’s performance-based equity awards shall remain outstanding (and shall not terminate) and he shall continue to be eligible to obtain vested option shares and vested restricted stock units under his outstanding performance-based equity awards if the “Vesting Conditions” set forth in the performance-based equity awards are satisfied. For the years ended March 31, 2022 and 2021, the Company incurred approximately $40,000 and $23,000, respectively, in consulting fees to Mr. McAuley. As of March 31, 2022 and 2021, the Company did not have any outstanding liabilities to Mr. McAuley.

Page F- 21

9. Leases
A lease is defined as a contract that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. On April 1, 2019, the Company adopted ASC 842 and it primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee.
Substantially all the leases in which the Company is the lessee are comprised of corporate office space and tower space. The Company is obligated under certain lease agreements for office space with lease terms expiring on various dates from October 31, 2023 through June 30, 2027, which includes lease extensions for its corporate headquarters ranging from three to ten-years. The Company entered into multiple lease agreements for tower space. The lease expiration dates range from May 31, 2022 to April 30, 2028.
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
Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

	2022	2021
Weighted average term - operating lease liabilities	3.57 years	4.40 years
Weighted average incremental borrowing rate - operating lease liabilities	13%	13%
Rent expense amounted to approximately $2.0 million for the year ended March 31, 2022, of which is included in general and administrative expenses in the Consolidated Statement of Operations.
Rent expense amounted to approximately $2.6 million for the year ended March 31, 2021, of which approximately $1.2 million are included in direct cost of revenue and the remainder of approximately $1.4 million included in general and administrative in the Consolidated Statement of Operations.
Rent expense amounted to approximately $2.7 million for the year ended March 31, 2020, of which approximately $1.7 million are included in direct cost of revenue and the remainder of approximately $1.0 million included in general and administrative in the Consolidated Statement of Operations.
For the years ended March 31, 2022, 2021 and 2020, the following table presents net lease cost (in thousands):

	2022	2021	2020
Lease cost
Operating lease cost (cost resulting from lease payments)	$1,950	$2,451	$2,614
Short term lease cost	16	110	52
Sublease income	—	(6)	(16)
Net lease cost	$1,966	$2,555	$2,650
For the years ended March 31, 2022, 2021 and 2020, the following table presents other supplemental cash flow lease information (in thousands):

	2022	2021	2020
Cash paid activity:
Operating lease - operating cash flows (fixed payments)	$2,286	$2,746	$2,743
Operating lease - operating cash flows (liability reduction)	$1,382	$1,674	$1,447
Non-cash activity:
Right of use assets obtained in exchange for new operating lease liabilities	$116	$230	$7,904

Page F- 22

The following table presents supplemental balance sheet information as of March 31, 2022 and March 31, 2021 (in thousands):

	2022	2021
Non-current assets - right of use assets, net	$4,047	$5,100
Current liabilities - operating lease liabilities	$1,512	$1,470
Non-current liabilities - operating lease liabilities	$4,177	$5,601
Future minimum payments under non-cancelable leases for office and tower spaces (exclusive of real estate tax, utilities, maintenance and other costs borne by the Company) for the remaining terms of the leases following the year ended March 31, 2022 are as follows (in thousands):

Fiscal Year	Operating Leases
2023	$2,144
2024	1,987
2025	1,555
2026	866
2027	461
After 2027	135
Total future minimum lease payments	7,148
Amount representing interest	(1,459)
Present value of net future minimum lease payments	$5,689
10. Income Taxes
For the year ended March 31, 2022, the Company had federal and state NOL carryforwards of approximately $330.7 million and $191.8 million respectively. Of these federal and state NOLs, approximately $90.3 million and $154.5 million, respectively, are expiring in various amounts from 2023 through 2038. The remaining federal and state NOLs of approximately $240.4 million and $37.3 million, respectively, have an indefinite life but the federal NOLs may only offset 80% of taxable income when used. For the year ended March 31, 2021, the Company incurred federal and state operating losses of approximately $55.3 million and $47.1 million, respectively, to offset future taxable income, of which the entire $55.3 million federal NOL and $24.5 million of state NOLs can be carried forward indefinitely but can only offset 80% of taxable income when used.
The Company has net deferred tax assets, before applying the valuation allowance, of approximately $75.8 million and $62.1 million relating principally to the NOLs as of March 31, 2022 and 2021, respectively. Federal NOL carryforwards may be subject to limitations as a result of the change in ownership that occurred in the year ended March 31, 2015, as defined under Internal Revenue Code Section 382. State NOL carryforwards are subject to limitations which differ from federal law in that they may not allow the carryback of net operating losses and have shorter carryforward periods.
Accounting Standards Codification Topic 740, Income Taxes, requires that a valuation allowance be recorded to reduce deferred tax assets when it is more likely than not that the tax benefit of the deferred tax assets will not be realized. The evaluation includes the consideration of all available evidence, both positive and negative, regarding historical operating results including recent years with reported losses, the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards, and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carryforward from expiring unused. In situations where a three-year cumulative loss condition exists, accounting standards limit the ability to consider projections of future results as positive evidence to assess the realizability of deferred tax assets. Since inception, the Company has incurred consecutive tax losses which represents significant negative evidence toward the realizability of its deferred tax assets. Therefore, the Company continues to apply a full valuation allowance against its deferred tax assets as of March 31, 2022 and 2021, with the exception of the net deferred tax liability of approximately $4.2 million and $3.2 million, respectively, regarding indefinite-lived intangibles.
For Fiscal 2022 and 2021, analysis of the state NOL carryforwards revealed that most of them are not indefinite. The Company recorded $0.6 million and $0.1 million, respectively, of state deferred tax benefit during the year March 31, 2022 and 2021 and decreased the state deferred tax liability by the same amount from the inability to use the state NOL carryforwards against the indefinite-lived intangible. This valuation allowance has no effect on the Company’s ability to utilize the deferred tax assets to offset future taxable income, if generated. As required by U.S. GAAP, the Company will continue to assess the

Page F- 23

likelihood that the deferred tax assets will be realizable in the future and the valuation allowance will be adjusted accordingly. The tax benefits relating to any reversal of the valuation allowance on the net deferred tax assets in a future period will be recognized as a reduction of future income tax expense in that period.
Net deferred tax assets and liabilities consist of the following as of March 31, 2022 and 2021 (in thousands):

	2022	2021
Deferred tax asset
Property and equipment	$700	$618
Accrued expenses	998	1,052
Deferred revenue	502	680
Asset retirement obligations	12	11
Net operating loss carryforward	81,818	65,550
Operating lease liabilities	1,434	1,825
Charitable contributions carryforward	60	62
Stock compensation expense	4,408	5,207
Total deferred tax asset	89,932	75,005
Deferred tax liability
Right of use assets	(1,006)	(1,316)
Indefinite-lived intangible assets	(13,120)	(11,594)
Total deferred tax liability	(14,126)	(12,910)
Total deferred tax assets and liabilities	75,806	62,095
Valuation allowance	(79,998)	(65,304)
Net deferred tax assets and liabilities	$(4,192)	$(3,209)
The components of the income tax expense for the years ended March 31, 2022, 2021 and 2020 are as follows (in thousands):

	2022	2021	2020
Current:
Federal	$—	$—	$—
State	5	2	3
Total current*	5	2	3

Deferred:
Federal	370	251	1,637
State	608	(127)	762
Total deferred	978	124	2,399

Total income tax expense	$983	$126	$2,402
* Fiscal 2021 current state tax expense was recorded as general and administrative expense.

Page F- 24

The differences between the United States federal statutory tax rate and the Company’s effective tax rate for the years ended March 31, 2022, 2021 and 2020 are as follows (in thousands):

	2022		2021		2020
Statutory federal tax	$(7,672)	21%	$(11,405)	21%	$(7,400)	21%
State income taxes, net of federal benefit	612	-2%	(125)	1%	766	-2%
Incentive stock option expense	(564)	2%	(720)	1%	(41)	0%
Other permanent differences	(4,017)	11%	(251)	0%	(91)	0%
162M executive compensation limit	1,673	-5%	729	-1%	—	0%
Restricted stock shortfall/windfall	(617)	2%	(136)	0%	(437)	1%
Change in valuation allowance - Federal	11,408	-31%	14,570	-27%	9,440	-27%
Prior-year adjustments	160	-1%	(2,536)	5%	165	0%
	$983	-3%	$126	0%	$2,402	-7%
11. Stock Acquisition Rights, Stock Options and Warrants
The Company established the 2014 Stock Plan (the “2014 Stock Plan”) to attract, retain and reward individuals who contribute to the achievement of the Company’s goals and objectives. This 2014 Stock Plan superseded previous stock plans.
The Board has reserved 5,027,201 shares of common stock for issuance under the 2014 Stock Plan as of March 31, 2022, of which 1,216,868 shares are available for future issuance. Historically, the number of shares reserved under the 2014 Stock Plan were increased, based on Board approval, each January 1 through January 1, 2024 by an amount equal to the lesser of (i) 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or (ii) a lesser amount determined by the Board (the “evergreen provision”). Effective January 1, 2021, the Board elected to increase the shares authorized under the 2014 Stock Plan by 879,216 shares, which represented 5% of the of the Company’s common stock issued and outstanding as of December 31, 2020. On June 14, 2021, the Compensation Committee of the Board approved Amendment No. 1 to 2014 Stock Plan to eliminate the evergreen provision for all future years (i.e., January 1, 2022 through January 1, 2024).
Restricted Stock and Restricted Stock Units
A summary of non-vested restricted stock activity for the year ended March 31, 2022 is as follows:

	Restricted Stock	Weighted Average Grant Day Fair Value
Non-vested restricted stock outstanding at March 31, 2021	475,759	$42.48
Granted	362,073	50.64
Vested	(221,554)	42.72
Forfeited	(71,991)	44.75
Non-vested restricted stock outstanding at March 31, 2022	544,287	$47.39
The following table reflects activity related to our restricted stock for the years ended March 31, 2022, 2021 and 2020:

	2022	2021	2020
Weighted-average grant-date fair value per unit granted	$50.64	$46.07	$42.86
Fair value of restricted stock units vested (in thousands)	$12,240	$8,165	$5,877
The Company recognizes compensation expense for restricted stock on a straight-line basis over the explicit vesting period. Vested restricted stock units are settled and issuable upon the earlier of the date the employee ceases to be an employee of the Company or a date certain in the future. Stock compensation expense related to restricted stock was approximately $9.7 million for the year ended March 31, 2022, which included $8.5 million in general and administrative expenses, $0.7 million in product development and the remainder of approximately $0.5 million included in sales and support reported in the Consolidated Statements of Operations. Stock compensation expense related to restricted stock was approximately $9.2 million for the year ended March 31, 2021, which included $0.8 million of expense related to the Type III modification of restricted stock units held by the Company’s former Chairman of the Board upon his transition to a consultant to the Company that is probable of vesting under the modified condition of which approximately $8.4 million are included in general and administrative expenses, $0.6 million in product development and the remainder of approximately $0.2 million included in

Page F- 25

sales and support reported in the Consolidated Statements of Operations. Stock compensation expense related to restricted stock was approximately $4.3 million for the year ended March 31, 2020, of which approximately $3.9 million is included in general and administrative expenses, $0.2 million in product development expenses and the remainder of approximately $0.2 million included in sales and support expenses reported in the Consolidated Statements of Operations.
As of March 31, 2022 and 2021, the Company incurred stock compensation costs to obtain its long-term 900 MHz Broadband Spectrum lease agreements amounting to approximately $0.1 million and $0.2 million, respectively, which was capitalized and will be amortized over the contractual term of approximately 20-years and 30-years, respectively.
In May 2020, the Compensation Committee granted restricted stock awards for 28,000 shares of common stock, or approximately $1.5 million, to satisfy the fiscal year 2020 bonus liability, recorded in accounts payable and accrued expenses, for key individuals.
As of March 31, 2022 and 2021, there was $18.4 million and $13.2 million, respectively, of unvested compensation expense for the restricted stock, which is expected to be recognized over a weighted average period of 2.53 years and 2.36 years, respectively.
Performance-Based Restricted Stock Units
A summary of the performance-based restricted stock unit activity for the year ended March 31, 2022 is as follows:

	Performance Stock	Weighted Average Grant Day Fair Value
Performance stock outstanding at March 31, 2021	75,049	$58.65
Granted	—	—
Vested	—	—
Forfeited/cancelled	—	—
Performance stock outstanding at March 31, 2022	75,049	$58.65
The following table reflects activity related to our performance-based restricted stock units for the years ended March 31, 2022, 2021 and 2020:

	2022	2021	2020
Weighted-average grant-date fair value per unit granted	$—	$58.65	$46.23
Fair value of Performance stock units vested (in thousands)	$—	$3,941	$—
Outstanding performance stock units included in the table above are shown at target. Share payout can range from 0% to 200% for CEO Performance Units (as defined below) based on the Cumulative Spectrum Proceeds Monetized (“CSPM”) metric and 25% to 350% for CEO Performance Units based on the Total Stockholders Return (“TSR Performance Units”) metrics.
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

Page F- 26

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
CEO Performance Units
Cumulative Spectrum Proceeds Monetized
On December 31, 2020, the Compensation Committee awarded performance-based restricted units to the Company’s President and Chief Executive Officer as part of the Succession Plan, (the “CEO Performance Units”). The performance-based restricted units will vest on a determination date of June 24, 2024 (“Determination Date”) (unless sooner triggered by an earlier involuntary termination), based on Cumulative Spectrum Proceeds Monetized (“CSPM”) metric over a four-year measurement period commencing on June 24, 2020, with 15,025 units vesting if the minimum CSPM level is achieved, 30,049 units vesting if the target CSPM metric is achieved and up to 60,098 vesting if the maximum CSPM metric is achieved.
The Company recorded approximately $0.3 million and $0.1 million of stock compensation expense included in general and administrative expenses reported in the Consolidated Statements of Operations relating to the CEO Performance Units - CSPM for the years ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and 2021, there was approximately $0.8 million and $1.0 million, respectively, of unvested compensation expense for the outstanding performance-based restricted stock units related to the December 31, 2020 CEO Performance Units, which is expected to be recognized over a weighted average period of 2.49 years and 3.49 years, respectively.
Total Stockholder Return
On February 1, 2021, the Compensation Committee awarded performance-based restricted units to the Company’s President and Chief Executive Officer based on Total Stockholder Return metrics (“TSR Performance Units”). The performance-based restricted units will vest upon continued service and achievement of certain stock price levels calculated using a four-year compound annual growth rate and based on the average closing bid price per share of the Company’s common stock measured over a sixty-trading day period (“Stock Price Levels”). Shares will vest in a range of 25% to 350% of the 45,000 target reported units based on achieving specified Stock Price Levels. The vesting end measurement date is February 1, 2025, with earlier vesting determination dates upon a change in control of the Company, involuntary termination of the CEO or twelve months following the achievement of the maximum stock price level. If after February 1, 2023, the President and Chief Executive Officer achieves a Stock Price Level, there will be a vesting determination date the earlier of twelve months thereafter or February 1, 2025.

Page F- 27

The following assumptions were used to calculate the grant date fair value of performance-based restricted units with market price condition using the Monte Carlo simulation model:

February 1, 2021
Risk-free interest rate	0.29%
Dividend yield	—%
Volatility	56.09%
Simulation term	4 years
Forfeiture rate	—%
The Company recorded approximately $1.0 million and $0.2 million of stock compensation expense relating to the TSR Performance Units for the years ended March 31, 2022 and 2021, respectively, included in general and administrative expenses reported in the Consolidated Statements of Operations. As of March 31, 2022 and 2021, there was approximately $2.3 million and $3.1 million, respectively, of unvested compensation expense for the outstanding performance-based restricted stock units related to the February 1, 2021 TSR Performance Units, which is expected to be recognized over a weighted average period of 2.93 years and 3.71 years, respectively.
Stock Options
A summary of Stock Option activity for the year ended March 31, 2022 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Options outstanding at March 31, 2021	1,663,223	$24.96
Options granted	165,768	58.56
Options exercised	(822,750)	21.92
Options forfeited/expired	—	—
Options outstanding at March 31, 2022	1,006,241	$32.98	5.33	$25,278,510
Exercisable at March 31, 2022	720,180	$26.11	3.97	$22,892,912
Total vested or expected to vest at March 31, 2022	1,004,729	$32.97	5.33	$25,242,985
On August 23, 2021, the Compensation Committee approved the grant of a stock option to the Company’s President and Chief Executive Officer for 100,000 shares of common stock at an exercise price of $57.00 per share. These option shares vest in four equal annual installments measured from the grant date based on the President and Chief Executive Officer’s continued services to the Company. The Black-Scholes option model requires weighted average assumptions to be used for the calculation of the Company’s stock compensation expense. The assumptions used for this grant were: the expected life of the award was 6.02 years; the risk free interest rate was 0.92%; the expected volatility rate was 53.18%; the expected dividend yield was 0.0%; and the expected forfeiture rate was 0%.
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
In May 2021, the Company reacquired 20,132 shares when a participant surrendered already-owned shares of the Company’s common stock to cover the exercise price of an outstanding stock option exercised by the participant. The 20,132 shares surrendered were constructively retired by the Company as of June 30, 2021, which resulted in the non-cash reduction of approximately $1.0 million in accumulated deficit in the Consolidated Statement of Stockholders’ Equity.
The intrinsic value of stock options exercised was approximately $29.5 million, $5.0 million, and $2.4 million for the years ended March 31, 2022, 2021 and 2020, respectively.

Page F- 28

Additional information regarding stock options outstanding at March 31, 2022 is as follows:

Exercise Prices			Number Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise-Price of Shares Exercisable
$20.00	—	$20.00	189,000	2.18	$20.00	189,000	$20.00
20.01	—	46.23	569,585	4.94	27.44	494,710	26.74
46.24	—	72.85	247,656	8.64	55.60	36,470	49.25
			1,006,241	5.33	$32.98	720,180	$26.11
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
The following assumptions were used to calculate the fair value of stock options:

	Year Ended	Year Ended	Year Ended
	March 31, 2022	March 31, 2021	March 31, 2020
Risk-free interest rate	0.92% to 0.96%	0.43% to 0.51%	0.93%
Dividend yield	—%	—%	—%
Volatility	53.18% to 53.45%	53.41% to 52.43%	49.63%
Expected term	5.92 and 6.02 years	6.07 years	5.67 years
Forfeiture rate	—%	—% to 2%	—% to 2%
Weighted-average grant-date fair value per option granted	$58.56	$42.04	$46.85
Stock compensation expense related to the amortization of the fair value of service-based stock options issued was approximately $2.6 million, $1.3 million and $1.5 million, respectively, for the years ended March 31, 2022, 2021 and 2020 which was included in general and administrative reported in the Consolidated Statements of Operations.
The weighted average fair value for the stock option awards granted for the fiscal year ended March 31, 2022 was $58.56 per share. As of March 31, 2022 and 2021, there was approximately $4.1 million and $1.8 million, respectively, of unrecognized compensation cost related to non-vested stock options granted under the Company’s stock option plans which is expected to be recognized over a weighted-average period of 1.47 years and 1.32 years, respectively.
Performance-Based Stock Options
A summary of the Performance-Based Stock Options for the year ended March 31, 2022 is as follows:

	Performance Options	Weighted Average Exercise Price
Performance Options outstanding at March 31, 2021	48,417	$46.85
Performance Options granted	—	—
Performance Options exercised	(14,635)	46.85
Performance Options forfeited/expired	—	—
Performance Options outstanding at March 31, 2022	33,782	$46.85
The intrinsic value of performance stock options exercised was approximately $0.2 million, $0.0 million, and $0.0 million for the years ended March 31, 2022, 2021 and 2020, respectively.

Page F- 29

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
All 179,945 performance-based stock options were forfeited on January 13, 2020, as a result of the performance goal not being attained and no stock compensation expense was recorded for these awards.
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
For the year ended March 31, 2022, there was no stock compensation expense recognized for the 33,782 performance-based stock options. For the year ended March 31, 2021, the Company recognized $0.8 million, included in general and administrative expenses reported in the Consolidated Statements of Operations, based on the achievement of the Target Goal under the performance-based stock options, upon the Report and Order becoming effective in August 2020. For the year ended March 31, 2020, there was no stock compensation expense recognized for the 82,197 performance-based stock options. The weighted average fair value for the stock option awards granted for the fiscal year ended March 31, 2020 was $46.85 per share. As of March 31, 2022 and 2021, there was no unvested compensation expense relating to the outstanding performance-based stock options.
Share Repurchase Program
On September 29, 2021, the Board authorized a share repurchase program (the “share repurchase program”) pursuant to which the Company may repurchase up to $50.0 million of the Company’s common stock on or before September 29, 2023. The manner, timing and amount of any share repurchases will be determined by the Company based on a variety of factors, including price, general business and market conditions and alternative investment opportunities. The share repurchase program authorization does not obligate the Company to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934.

Page F- 30

The following table presents the share repurchase activity for Fiscal 2022, Fiscal 2021 and Fiscal 2020 (in thousands, except per share data):

	For the years ended March 31,
	2022	2021	2020
Number of shares repurchased	252	—	—
Average price paid per share*	$57.50	$—	$—
Total cost to repurchase	$14,962	$—	$—
* Average price paid per share includes costs associated with the repurchases.
Motorola Investment
On September 15, 2014, Motorola invested $10.0 million to purchase 500,000 Class B Units of the Company’s subsidiary, PDV Spectrum Holding Company, LLC (the “Subsidiary”) (at a price equal to $20.00 per unit). The Company owns 100% of the Class A Units in the Subsidiary. Motorola has the right at any time to convert its 500,000 Class B Units into 500,000 shares of the Company’s common stock. The Company also has the right to force Motorola’s conversion into shares of its common stock. Motorola is not entitled to any assets, profits or distributions from the operations of the Subsidiary. In addition, Motorola’s conversion ratio from Class B Units to shares of the Company’s common stock is fixed on a one-for-one basis and is not dependent on the performance or valuation of either the Company or the Subsidiary. The Class B Units have no redemption or call provisions and can only be converted into shares of the Company’s common stock. Management has determined that this investment does not meet the criteria for temporary equity or non-controlling interest due to the limited rights that Motorola has as a holder of Class B Units and accordingly has presented this investment as part of its permanent equity within Additional Paid-in Capital in the accompanying financial statements. On May 18, 2022, Motorola exercised its right to convert its 500,000 Class B Units into common stock. Refer to Note 14 Subsequent Events for further discussion on this conversion.
12. Supplemental Disclosure of Cash Flow Information
The following table summarizes the Company’s supplemental cash flow information:

	For the years ended March 31,
(in thousands)	2022	2021	2020
Cash paid during the period:
Taxes paid	$7	$61	$36
Interest paid	—	—	—
Non-cash investing activity:
Capitalized change in estimated asset retirement obligations	$(17)	$85	$557
Contribution of patent to TeamConnect LLC	—	—	34
Contribution of capital equipment to TeamConnect LLC	—	—	14
Network equipment provided in exchange for wireless licenses	120	61	21
Non-cash financing activities:
Shares surrendered from stock option exercises	$1,000	$—	$—
Equity payment of prior year accrued employee related expenses	—	1,537	—

During the year ended March 31, 2022, the Company applied for, and was granted by the FCC, broadband licenses for 21 counties and relinquished to the FCC its narrowband licenses for the same 21 counties. This transaction resulted in a non-cash increase to intangibles of $11.2 million, which has been recorded as a non-cash gain on disposal of intangible assets of $11.2 million, for the year ended March 31, 2022. See Note 5 Intangible Assets for further discussion on the license exchanges.
13. Contingencies
Contingent Liability
In February 2021, the Company entered into an agreement with SDG&E to sell 900 MHz Broadband Spectrum throughout SDG&E’s California service territory, including San Diego and Imperial Counties and portions of Orange County (the “SDG&E Agreement”), for a total payment of $50.0 million. The SDG&E Agreement will support SDG&E’s deployment of a private LTE network for its California service territory, with a population of approximately 3.6 million people. Delivery of the relevant 900 MHz Broadband Spectrum and the associated broadband licenses by county to SDG&E is expected to commence in fiscal year 2023 and is scheduled for completion before the end of fiscal year 2024. The total payment of $50.0

Page F- 31

million is comprised of an initial payment of $20.0 million, received in February 2021, and the remaining $30.0 million payment, which is due through fiscal year 2024 as the Company delivers the relevant cleared 900 MHz Broadband Spectrum and the associated broadband licenses to SDG&E. The SDG&E Agreement is subject to customary provisions regarding remedies, including reduced payment amounts and/ or refund of amounts paid and termination rights, if a party fails to perform its contractual obligations. A gain or loss on the sale of spectrum will be recognized for each county once the Company delivers the cleared 900 MHz Broadband Spectrum and the associated broadband licenses to SDG&E.
As the Company is required to refund the initial payment in the event of termination or non-delivery of the 900 MHz Broadband Spectrum, it recorded $20.0 million for the upfront payment received from SDG&E in February 2021 as contingent liability in the Consolidated Balance Sheet as of March 31, 2022 and 2021, respectively.
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
COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic and COVID-19 continues to cause significant disruptions throughout the World. The ultimate extent of the impact of COVID-19 on future financial performance of the Company will depend on ongoing developments, all of which remain uncertain and cannot be predicted. The Company continues to closely monitor the risks posed by COVID-19 and adjusts its practices accordingly.
In December 2020, the Company deferred payroll taxes under the Coronavirus Aid Relief and Economic Security Act, which was signed into law on March 27, 2020. The deferral amounted to approximately $0.3 million, which has assisted the Company in managing the financial impact caused by the pandemic. Of the total deferred, approximately $0.2 million was remitted to the IRS during Fiscal 2022, with the remaining amount due by December 31, 2022.
14. Subsequent Events
Motorola Shares Conversion
On May 18, 2022, the Company issued Motorola 500,000 shares of its common stock (the “Shares”). Motorola received the Shares by electing to convert 500,000 Class B Units (the “Units”) it held in the Subsidiary. Motorola acquired the Units in September 2014 in connection with a Spectrum Lease Agreement between Motorola and the Subsidiary. Under the Spectrum Lease Agreement, Motorola leased a portion of the Company’s narrowband spectrum, which was held by the Subsidiary, in consideration for an upfront, fully-paid leasing fee of $7.5 million and a $10.0 million investment in the Units. Motorola had the right at any time to convert its Units into the Shares, representing a conversion price of $20.00 per share. The Shares are currently restricted and may not be resold unless the resale is registered under the federal securities laws, or the Shares are sold in compliance with an exemption from the federal registration requirements.

Page F- 32