Form 10-Q
period 2022-06-30
Anterix Inc.
filed 2022-08-08
CIK 1304492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number: 001-36827
______________________
Anterix Inc.
(Exact name of registrant as specified in its charter)
______________________

Delaware	33-0745043
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Garret Mountain Plaza Suite 401 Woodland Park, New Jersey	07424
(Address of principal executive offices)	(Zip Code)
(973) 771-0300
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
______________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
At August 4, 2022, 18,944,391 shares of the registrant’s common stock were outstanding.

Anterix Inc.
FORM 10-Q
For the quarterly period ended June 30, 2022

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
•our ability to fulfill the platform initiatives of our Integrated Platform to drive industrywide 900 MHz private broadband innovations and solutions;
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
•the extent and duration of the impact of the COVID-19 pandemic on our business, ability to fulfill our contractual obligations to our customers, results of operations, stock price, or overall financial condition;
•our ability to retune or relocate incumbent narrowband licensees in a timely manner and on commercially reasonable terms, or at all;
•our ability to satisfy our obligations, including the delivery of cleared spectrum and broadband licenses, and the other contingencies required by our commercial agreements with Ameren Corporation (“Ameren”), San Diego Gas & Electric Company, a subsidiary of Sempra Energy (“SDG&E”), and Evergy, Inc. (“Evergy”) on a timely basis and on commercially reasonable terms;
•whether federal and state agencies and commissions will support the deployment of broadband networks and services by our targeted customers;
•our ability to maintain any narrowband and broadband licenses that we own, acquire and/or obtain from the FCC;
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
The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause our actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. Many of these risks, uncertainties and other factors are beyond our ability to control, influence, or predict. The most significant of these risks, uncertainties and other factors are described in “Item 1A—Risk Factors” in Part II of this Quarterly Report and in our Annual Report on Form 10-K for the year ended March 31, 2022, filed with the SEC on May 26, 2022. As a result, investors are urged not to place undue reliance on any forward-looking statements. These forward-looking statements reflect our views and assumptions only as of the date such forward-looking statements were made. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
Item 1: Consolidated Financial Statements
Anterix Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2022	March 31, 2022
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$86,456	$105,624
Prepaid expenses and other current assets	11,880	10,147
Total current assets	98,336	115,771
Property and equipment, net	2,587	2,949
Right of use assets, net	3,809	4,047
Intangible assets	154,880	151,169
Other assets	4,786	4,108
Total assets	$264,398	$278,044
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$5,066	$6,526
Due to related parties	144	120
Operating lease liabilities	1,571	1,512
Deferred revenue	2,192	1,478
Total current liabilities	8,973	9,636
Operating lease liabilities	3,791	4,177
Contingent liability	20,000	20,000
Deferred revenue	52,151	53,200
Deferred income tax	4,392	4,192
Other liabilities	541	541
Total liabilities	89,848	91,746
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized and no shares outstanding at June 30, 2022 and March 31, 2022	—	—
Common stock, $0.0001 par value per share, 100,000,000 shares authorized and 18,944,391 shares issued and outstanding at June 30, 2022 and 18,377,483 shares issued and outstanding at March 31, 2022	2	2
Additional paid-in capital	504,298	500,125
Accumulated deficit	(329,750)	(313,829)
Total stockholders’ equity	174,550	186,298
Total liabilities and stockholders’ equity	$264,398	$278,044
See accompanying notes to consolidated financial statements.

Anterix Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three months ended June 30,
	2022	2021
Spectrum revenues	$335	$182

Operating expenses
General and administrative	11,359	9,730
Sales and support	1,236	1,055
Product development	1,096	1,003
Depreciation and amortization	362	338
Operating expenses	14,053	12,126
Gain from disposal of intangible assets, net	(648)	—
Loss from disposal of long-lived assets, net	2	18
Loss from operations	(13,072)	(11,962)
Interest income	17	26
Other income	59	72
Loss before income taxes	(12,996)	(11,864)
Income tax expense	200	146
Net loss	$(13,196)	$(12,010)

Net loss per common share basic and diluted	$(0.71)	$(0.68)
Weighted-average common shares used to compute basic and diluted net loss per share	18,619,459	17,739,370
See accompanying notes to consolidated financial statements.

Anterix Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)
(Unaudited)

	Number of Shares
	Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total
Balance at March 31, 2022	18,378	$2	$500,125	$(313,829)	$186,298
Equity based compensation	—	—	4,128	—	4,128
Restricted shares issued	104	—	—	—	—
Stock option exercises	37	—	872	—	872
Motorola shares	500	—	—	—	—
Shares withheld for taxes	(19)	—	(827)	—	(827)
Retirement of common stock	(56)	—	—	(2,725)	(2,725)
Net loss	—	—	—	(13,196)	(13,196)
Balance at June 30, 2022	18,944	$2	$504,298	$(329,750)	$174,550

Balance at March 31, 2021	17,670	$2	$472,854	$(260,348)	$212,508
Equity based compensation	—	—	3,296	—	3,296
Restricted shares issued	73	—	—	—	—
Stock option exercises*	295	—	6,371	—	6,371
Retirement of common stock*	(20)	—		(1,000)	(1,000)
Net loss	—	—	—	(12,010)	(12,010)
Balance at June 30, 2021	18,018	$2	$482,521	$(273,358)	$209,165
*Includes approximately $1.0 million, or 20,132 shares, received associated with a non-cash exercise of stock options and subsequent retirement. See Note 7 Stockholders’ Equity.
See accompanying notes to consolidated financial statements.

Anterix Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three months ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,196)	$(12,010)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	362	338
Non-cash compensation expense attributable to stock awards	4,128	3,296
Deferred income taxes	200	146
Gain from disposal of intangible assets, net	(648)	—
Loss on disposal of long-lived assets, net	2	18
Changes in operating assets and liabilities
Accounts receivable	—	4
Prepaid expenses and other assets	1,180	55
Right of use assets	238	300
Accounts payable and accrued expenses	(1,460)	(1,206)
Due to related parties	24	(32)
Operating lease liabilities	(327)	(377)
Deferred revenue	(335)	(182)
Other liabilities	—	(13)
Net cash used in operating activities	(9,832)	(9,663)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible assets, including refundable deposits	(6,650)	(6,191)
Purchases of equipment	(6)	(156)
Net cash used in investing activities	(6,656)	(6,347)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	872	5,371
Repurchase of common stock	(2,725)	—
Payments of withholding tax on net issuance of restricted stock	(827)	—
Net cash (used in) provided by financing activities	(2,680)	5,371
Net change in cash and cash equivalents	(19,168)	(10,639)
CASH AND CASH EQUIVALENTS
Beginning of the period	105,624	117,538
End of the period	$86,456	$106,899
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period:
Taxes paid	$—	$—
Non-cash investing activity:
Network equipment provided in exchange for wireless licenses	$4	$18
Non-cash financing activities:
Shares surrendered from stock option exercises	$—	$1,000
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

The Company was originally incorporated in California in 1997 and reincorporated in Delaware in 2014. In November 2015, the Company changed its name from Pacific DataVision, Inc. to pdvWireless, Inc. In August 2019, the Company changed its name from pdvWireless, Inc. to Anterix Inc. The Company maintains offices in Woodland Park, New Jersey, McLean, Virginia and Abilene, Texas.
Business Developments
On May 18, 2022, the Company issued Motorola 500,000 shares of its common stock (the “Shares”). Motorola received the Shares by electing to convert 500,000 Class B Units (the “Units”) it held in the Company’s subsidiary, PDV Spectrum Holding Company, LLC (the “Subsidiary”). Motorola acquired the Units in September 2014 in connection with a Spectrum Lease Agreement between Motorola and the Subsidiary (the “2014 Motorola Spectrum Agreement”). Under the 2014 Motorola Spectrum Agreement, Motorola leased a portion of the Company’s narrowband spectrum, which was held by the Subsidiary, in consideration for an upfront, fully-paid leasing fee of $7.5 million and a $10.0 million investment in the Units. Motorola had the right at any time to convert its Units into the Shares, representing a conversion price of $20.00 per share.
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
Because certain information and footnote disclosures have been condensed or omitted, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022, filed with the SEC on May 26, 2022 (the “2022 Annual Report”). In the Company’s opinion all normal and recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. The Company believes that the disclosures made in the unaudited consolidated interim financial statements are adequate to make the information not misleading. The results of operations for the interim periods presented are not necessarily indicative of the results for the year. The Company is also required to make certain estimates and assumptions that affect the report amounts. These estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the financial statements in the applicable period. Accordingly, actual results could materially differ from those estimates.
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Correction of Immaterial Errors
Depreciation, disposals and impairments
In connection with preparing its financial statements for the quarter ended December 31, 2021, the Company determined that it understated depreciation and overstated loss on disposal of long-lived assets in its Consolidated Statement of Operations for the three months ended June 30, 2021.
In March 2021, the Company classified idled assets as Held for Future Use and suspended the depreciation for these assets. The Company determined that the depreciation should have been recognized evenly over the life of the asset without regard to whether the assets have been placed in service or in use. Additionally, the Company reported disposals of assets that were in-use and misclassified certain disposals as impairments in the Consolidated Statement of Operations for the three months ended June 30, 2021.
The following table is a comparison of the results of operations for the three months ended June 30, 2021, as a result of the correction of the immaterial error (in thousands except per share data):

For the Three months ended June 30, 2021
Impact of Prior Period Errors
Consolidated Statement of Operations
Depreciation and amortization	$60
Impairment of long-lived assets	(15)
Loss/(gain) from disposal of long-lived assets	15
Net loss	60
Net loss per common share basic and diluted	0.01
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
The following table is a comparison of the reported financial position, changes to stockholders’ equity and cash flows as of June 30, 2021, as a result of the correction of immaterial errors (in thousands):

For the period ended June 30, 2021
Impact of Prior Period Errors
Consolidated Balance Sheets
Additional paid-in capital	$1,000
Accumulated deficit	(1,000)

	For the period ended June 30, 2021
	Impact of Prior Period Errors
	Number of Shares Common Stock	Additional paid-in capital	Accumulated deficit
Consolidated Statement of Stockholders’ Equity
Stock option exercises	20	$1,000	$—
Retirement of common stock	(20)	—	(1,000)
Recently Adopted Accounting Guidance
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, and has subsequently modified several areas of the Accounting Standards Codification 326, Financial Instruments – Credit Losses, in order to provide additional clarity and improvements. The new standard requires entities to use a Current Expected Credit Loss impairment model based on expected losses rather than incurred losses. Under this model, an entity would recognize an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect from financial assets measured at amortized cost within the scope of the standard. The entity’s estimate would consider relevant information about past events, current conditions and reasonable and supportable forecasts, which will result in recognition of lifetime expected credit losses. As the Company was previously a smaller reporting company, the standard updates would have been effective beginning April 2023, however, due to the transition to a large accelerated filer during the 2022 fiscal year, the updates were effective for the Company as of the fiscal year end 2022. The Company adopted the new standard effective March 31, 2022, and the adoption did not have a material impact on its consolidated financial statements and related disclosures.
Recently Issued Accounting Pronouncements
While there have been accounting standards that have been issued or proposed by the FASB or other standard-setting bodies that do not require adoption until a future date, these updates are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.
2.    Revenue
The following table provides information regarding the Company’s revenue for each of the services it provides pursuant to its spectrum revenue agreements for the three months ended June 30, 2022 and 2021 (in thousands):

	Three months ended June 30,
	2022	2021
Spectrum revenues
900 MHz Broadband Spectrum Revenue
Ameren	$153	$—
Narrowband Spectrum Revenue
Motorola	182	182
Total spectrum revenue	$335	$182

Refer to the 2022 Annual Report for a description of the Company's spectrum revenue agreements.
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

For the three months ended June 30, 2022, the Company incurred commission costs related to activities to obtain its long-term 900 MHz Broadband Spectrum lease agreements amounting to approximately $56,000,which was capitalized and will be amortized over the contractual term upon the commencement of the associated agreements.
The following table presents the activity for the Company’s contract assets (in thousands):

Contract Assets
Balance at March 31, 2022	$638
Additions	56
Amortization	(3)
Impairment	—
Balance at June 30, 2022	691
Less amount classified as current assets - prepaid expenses and other current assets	(294)
Noncurrent assets - included in other assets	$397
Contract liabilities
Contract liabilities primarily relate to advance consideration received from customers for spectrum services, for which revenue is recognized over time, as the services are performed. These contract liabilities are recorded as deferred revenue on the balance sheet.
The following table presents the activity for the Company’s contract liabilities (in thousands):

Contract Liabilities
Balance at March 31, 2022	$54,678
Additions	—
Revenue recognized	(335)
Balance at June 30, 2022	54,343
Less amount classified as current liabilities	(2,192)
Noncurrent liabilities	$52,151
3.    Intangible Assets
Wireless licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but instead are tested for impairment annually, or more frequently if an event indicates that the asset might be impaired. There were no triggering events indicating impairment during the three months ended June 30, 2022.
During the three months ended June 30, 2022, the Company acquired wireless licenses for cash consideration of $3.1 million, after receiving FCC approval, of which $2.9 million was spent on licenses acquired, including costs associated with license swaps, by entering into agreements with several third parties in multiple U.S. markets and $0.2 million was paid to the U.S. Treasury for Anti-Windfall payments, i.e. payments to secure the broadband channels to cover any shortfall of channels needed in a given county to reach the requisite 240 channels to be surrendered to secure a broadband license for such county. As of June 30, 2022 and March 31, 2022, the Company recorded initial deposits to incumbents amounting to approximately $10.7 million and $8.0 million, respectively, that are refundable if the FCC does not approve the sale, swap or retuning of the spectrum. Of the $10.7 million initial refundable deposit balance as of June 30, 2022, $10.3 million was included in prepaid expenses and other current assets and the remaining $0.4 million in other assets in the Consolidated Balance Sheets. Of the $8.0 million initial refundable deposit balance as of March 31, 2022, $7.6 million was included in prepaid expenses and other current assets and the remaining $0.4 million in other assets in the Consolidated Balance Sheets. As of June 30, 2022 and March 31, 2022, the Company recorded deferred charges of $4.3 million and $3.4 million, respectively, related to closed retuning deals, of which $0.4 million and $0.2 million was recorded in prepaid expenses and other current assets and $3.9 million and $3.1 million, respectively, was recorded in other assets.

During the three months ended June 30, 2022, the Company applied for, and was granted by the FCC, broadband licenses for 11 counties in connection with the long-term lease agreement with Evergy. The Company recorded the new broadband licenses collectively at their estimated accounting cost basis of approximately $0.9 million. In connection with receiving the broadband licenses, the Company disposed of $0.2 million, which represents the value ascribed to the narrowband licenses it relinquished to the FCC for the same 11 counties. The total carrying value of narrowband licenses included the cost to acquire the original narrowband licenses, Anti-Windfall payments paid to cover the shortfall in each county and the clearing costs. As a result of the exchange of narrowband licenses for broadband licenses, the Company recorded a gain on disposal of intangible assets of $0.6 million, for the three months ended June 30, 2022.
Intangible assets consist of the following activity for the three months ended June 30, 2022 (in thousands):

Wireless Licenses
Balance at March 31, 2022	$151,169
Acquisitions	3,063
Exchanges – broadband licenses received	873
Exchanges – narrowband licenses surrendered	(225)
Balance at June 30, 2022	$154,880
4.    Related Party Transactions
Refer to the Company’s 2022 Annual Report for a more complete description of the nature of its related party transactions prior to March 31, 2022. The following reflects the related party activity during the three months ended June 30, 2022.
In connection with the Service Revenue Transfer, the Company was obligated to pay a monthly service fee for a 24-month period that ended on January 7, 2021, for its assumption of the Company’s support obligations under the transfer agreements. The Company is also obligated to pay a certain portion of the billed revenue received by the Company from pdvConnect customers for a 48-month period. For the three months ended June 30, 2022 and 2021, the Company incurred payments of $15,000 and $15,000, respectively. As of June 30, 2022 and March 31, 2022, the Company did not have outstanding liabilities to the related parties associated with the service transfer.
In connection with the 2014 Motorola Spectrum Agreement, the Company has the ability to purchase equipment from Motorola while also leasing the Company’s narrowband spectrum. During the three months ended June 30, 2022 and 2021, respectively, the Company did not purchase any equipment from Motorola under this agreement. As of June 30, 2022 and March 31, 2022, the Company owed $120,000 to Motorola at the end of each period, unrelated to the 2014 Motorola Spectrum Agreement.
During 2020, the Company entered into a consulting agreement with Rachelle B. Chong under which Ms. Chong will serve as a Senior Advisor to the Company’s management team, subsequent to her resignation from the Company’s Board and as a member of the Board’s Nominating and Corporate Governance Committee. The Company extended the agreement by an additional twelve (12) months with a new termination date of May 14, 2023. For the three months ended June 30, 2022 and 2021, the Company incurred $36,000 in consulting fees to Ms. Chong in each period. As of June 30, 2022, the Company owed $24,000 to Ms. Chong. As of March 31, 2022, the Company did not have any outstanding liabilities to Ms. Chong.

During 2020, the Company entered into an annual consulting agreement with Brian D. McAuley under which Mr. McAuley will serve as a Senior Advisor to the Company’s management team and provide strategic, corporate governance and Board advisory services, subsequent to his resignation as Executive Chairman of the Board. The Consulting Agreement was effective as of September 2, 2020, with an original expiration date of September 1, 2021. The Company extended the agreement by an additional twenty four (24) months with a new termination date of September 1, 2023. For the three months ended June 30, 2022 and 2021, the Company incurred $10,000 each period, in consulting fees to Mr. McAuley. As of June 30, 2022 and March 31, 2022, the Company did not have any outstanding liabilities to Mr. McAuley.

5.    Leases

Substantially all the leases in which the Company is the lessee are comprised of corporate office space and tower space. The Company is obligated under certain lease agreements for office space with lease terms expiring on various dates from October 31, 2023 through June 30, 2027, which includes lease extensions for its corporate headquarters ranging from three to ten years. The Company entered into multiple lease agreements for tower space. The lease expiration dates range from July 31, 2022 to April 30, 2028.

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
Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

	Three months ended June 30,
	2022	2021
Weighted average term - operating lease liabilities	3.37 years	4.24 years
Weighted average incremental borrowing rate - operating lease liabilities	13%	13%
Rent expense amounted to approximately $0.5 million and $0.5 million, respectively, for the three months ended June 30, 2022 and 2021, of which is included in general and administrative expenses in the Consolidated Statement of Operations.
The following table presents net lease cost for the three months ended June 30, 2022 and 2021 (in thousands):

	Three months ended June 30,
	2022	2021
Lease cost
Operating lease cost (cost resulting from lease payments)	$449	$513
Short term lease cost	4	4
Net lease cost	$453	$517
The following table presents supplemental cash flow and non-cash activity information for the three months ended June 30, 2022 and 2021 (in thousands):

	Three months ended June 30,
	2022	2021
Cash paid activity:
Operating lease - operating cash flows (fixed payments)	$543	$587
Operating lease - operating cash flows (liability reduction)	$327	$377
Non-cash activity:
Right of use assets obtained in exchange for new operating lease liabilities	$50	$66

The following table presents supplemental balance sheet information as of June 30, 2022 and March 31, 2022 (in thousands):

	June 30, 2022	March 31, 2022
Non-current assets - right of use assets, net	$3,809	$4,047
Current liabilities - operating lease liabilities	$1,571	$1,512
Non-current liabilities - operating lease liabilities	$3,791	$4,177
Future minimum payments under non-cancelable leases for office and tower spaces (exclusive of real estate tax, utilities, maintenance and other costs borne by the Company) for the remaining terms of the leases following the three months ended June 30, 2022, are as follows (in thousands):

Fiscal Year	Operating Leases
2023 (excluding the three months ended June 30, 2022)	$1,615
2024	1,999
2025	1,565
2026	871
2027	464
After 2027	129
Total future minimum lease payments	6,643
Amount representing interest	(1,281)
Present value of net future minimum lease payments	$5,362
6.    Income Taxes
The Company’s net operating losses (“NOLs”) generated after March 31, 2018 may be used as an indefinite-lived asset to offset its deferred tax liability but limited to 80% of future taxable income. The deferred tax liabilities as of June 30, 2022 are approximately $2.4 million for federal and $2.0 million for state.
For the year ended March 31, 2022, the Company had federal and state NOL carryforwards of approximately $330.7 million and $191.8 million, respectively. Of these federal and state NOLs, approximately $90.3 million and $154.5 million respectively, are expiring in various amounts from 2023 through 2038. The remaining federal and state NOLs of approximately $240.4 million and $37.3 million, respectively, have an indefinite life but the federal NOLs may only offset 80% of taxable income when used.
For the three months ended June 30, 2022, the Company incurred federal and state operating losses of approximately $16.2 million and $9.7 million, respectively, to offset future taxable income, of which $18.2 million can be carried forward indefinitely but can only offset 80% of taxable income when used.
The Company used a discrete effective tax rate method to calculate taxes for the three months ended June 30, 2022. The Company determined that applying an estimate of the annual effective tax rate would not provide a reasonable estimate as small changes in estimated “ordinary” loss would result in significant changes in the estimated annual effective tax rate. Accordingly, for the three months ended June 30, 2022, the Company recorded a total deferred tax expense of $0.2 million due to the inability to use some portion of federal and state NOL carryforwards against the deferred tax liability created by amortization of indefinite-lived intangibles.
7.    Stockholders’ Equity
The Company established the 2014 Stock Plan (the “2014 Stock Plan”) to attract, retain and reward individuals who contribute to the achievement of the Company’s goals and objectives. This 2014 Stock Plan superseded previous stock plans.

The Board has reserved 5,027,201 shares of common stock for issuance under the 2014 Stock Plan as of June 30, 2022, of which 775,332 shares are available for future issuance. Historically, the number of shares reserved under the 2014 Stock Plan were increased, based on Board approval, each January 1 through January 1, 2024 by an amount equal to the lesser of (i) 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or (ii) a lesser amount determined by the Board (the “evergreen provision”). Effective January 1, 2021, the Board elected to increase the shares authorized under the 2014 Stock Plan by 879,216 shares, which represented 5% of the of the Company’s common stock issued and outstanding as of December 31, 2020. On June 14, 2021, the Compensation Committee of the Board approved Amendment No. 1 to 2014 Stock Plan to eliminate the evergreen provision for all future years (i.e., January 1, 2022 through January 1, 2024).
During the three months ended June 30, 2022 and the year ended March 31, 2022, a total of 122,624 and 979,320 shares, respectively, were issued in connection with the vesting, conversion and or exercise of grants under the Company’s 2014 Stock Plan.
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
Share repurchase program
In September 2021, the Board authorized a share repurchase program (the “share repurchase program”) pursuant to which the Company may repurchase up to $50.0 million of the Company’s common stock on or before September 29, 2023. The manner, timing and amount of any share repurchases will be determined by the Company based on a variety of factors, including price, general business and market conditions and alternative investment opportunities. The share repurchase program authorization does not obligate the Company to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
The following table presents the share repurchase activity for the three months ended June 30, 2022 and 2021 (in thousands, except per share data):

	Three months ended June 30,
	2022	2021
Number of shares repurchased	56	—
Average price paid per share*	$49.70	$—
Total cost to repurchase	$2,725	$—
*Average price paid per share includes costs associated with the repurchase.
Motorola Shares
On September 15, 2014, Motorola invested $10.0 million to purchase 500,000 Class B Units of the Company’s Subsidiary (at a price equal to $20.00 per unit). The Company owns 100% of the Class A Units in the Subsidiary. Motorola had the right at any time to convert its 500,000 Class B Units into 500,000 shares of the Company’s common stock and on May 18, 2022, Motorola exercised such right to convert its 500,000 Class B Units into 500,000 shares of the Company’s common stock. On June 30, 2022, the Company filed a Registration Statement on Form S-3 to register the 500,000 shares of the Company’s Common Stock held by Motorola for the resale or other disposition of such shares by Motorola (the “Resale Registration Statement”). The Resale Registration Statement was declared effective by the SEC on July 15, 2022.

8.    Net Loss Per Share of Common Stock
Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. For purposes of the diluted net loss per share calculation, preferred stock, stock options, restricted stock and warrants are considered to be potentially dilutive securities. Because the Company has reported a net loss for the three months ended June 30, 2022 and 2021, respectively, diluted net loss per common share is the same as basic net loss per common share for those periods.
Common stock equivalents resulting from potentially dilutive securities approximated 503,000 and 1,488,000 at June 30, 2022 and 2021, respectively, and have not been included in the dilutive weighted average shares of common stock outstanding, as their effects are anti-dilutive.
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
As the Company is required to refund the initial payment in the event of termination or non-delivery of the 900 MHz Broadband Spectrum, it recorded $20.0 million for the upfront payment received from SDG&E in February 2021 as contingent liability in the Consolidated Balance Sheet as of March 31, 2022. There were no changes to the contingent liability incurred for the quarter ended June 30, 2022.
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
For the three months ended June 30, 2022 and 2021, the Company’s operating revenue was entirely from upfront, fully paid fees received from Motorola and Ameren, as discussed in Note 2 Revenue.
As of June 30, 2022 and March 31, 2022, the Company does not have an outstanding accounts receivable balance.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion and analysis of the financial condition and results of operations of Anterix Inc. (“Anterix,” the “Company”, “we”, “us”, or “our”) should be read in conjunction with our financial statements and notes thereto included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on May 26, 2022 (the “2022 Annual Report”). In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those identified or referenced in “Item 1A—Risk Factors” in Part II of this Quarterly Report. As a result, investors are urged not to place undue reliance on any forward-looking statements. Except to the limited extent required by applicable law, we do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.
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
Refer to our 2022 Annual Report for a more complete description of the nature of our business, including details regarding the process and costs to secure our broadband licenses.
Business Developments
On May 18, 2022, we issued Motorola 500,000 shares of our common stock (the “Shares”). Motorola received the common stock by electing to convert 500,000 Class B Units (the “Units”) it held in our subsidiary, PDV Spectrum Holding Company, LLC (the “Subsidiary”). Motorola acquired the Units in September 2014 in connection with a Spectrum Lease Agreement between Motorola and our Subsidiary (the “2014 Motorola Spectrum Agreement”). Under the 2014 Motorola Spectrum Agreement, Motorola leased a portion of our narrowband spectrum, which was held by our Subsidiary, in consideration for an upfront, fully-paid leasing fee of $7.5 million and a $10.0 million investment in the Units. On June 30, 2022, we filed a Registration Statement on Form S-3 to register the 500,000 shares of our common stock held by Motorola for resale or other disposition by Motorola (the “Resale Registration Statement”). The Resale Registration Statement was declared effective by the SEC on July 15, 2022.
Results of Operations
Comparison of the three months ended June 30, 2022 and 2021
The following tables set forth our results of operations for the three ended June 30, 2022 (“Fiscal 2023”) and 2021 (“Fiscal 2022”). The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

Spectrum revenues

	Three months ended June 30,		Aggregate Change
(in thousands)	2022	2021	2022 from 2021
	(Unaudited)	(Unaudited)
Spectrum revenues	$335	$182	$153	84%
Spectrum revenues increased by $0.2 million, or 84%, to $0.3 million for the three months ended June 30, 2022 from $0.2 million for the three months ended June 30, 2021. The increase in our spectrum lease revenue was attributable to revenue recognized in connection with our agreements with Ameren of approximately $0.2 million for the current quarter.
Operating expenses

	Three months ended June 30,		Aggregate Change
(in thousands)	2022	2021	2022 from 2021
	(Unaudited)	(Unaudited)
General and administrative	$11,359	$9,730	$1,629	17%
Sales and support	1,236	1,055	181	17%
Product development	1,096	1,003	93	9%
Depreciation and amortization	362	338	24	7%
Operating expenses	$14,053	$12,126	$1,927	16%
General and administrative expenses
General and administrative expenses increased by $1.6 million, or 17%, to $11.4 million for the three months ended June 30, 2022 from $9.7 million for three months ended June 30, 2021. The increase for the three months ended June 30, 2022 of $1.6 million, primarily resulted from $0.8 million in higher stock compensation expense due to additional grants awarded in May 2022, $0.1 million in higher headcount and related costs, $0.2 million higher recruiting costs, $0.1 million higher travel and meeting costs, and $0.3 million higher professional services.
Sales and support expenses
Sales and support expenses increased by $0.2 million, or 17%, to $1.2 million for the three months ended June 30, 2022 from $1.1 million for three months ended June 30, 2021. The increase in the three months ended June 30, 2022, primarily resulted from a $0.2 million higher marketing costs, $0.1 million increase in headcount and related costs, $0.1 million increase in travel and meeting costs, partially offset by $0.2 million in lower consulting fees.
Product development expenses
Product development expenses increased by $0.1 million, or 9%, to $1.1 million for the three months ended June 30, 2022 from $1.0 million for three months ended June 30, 2021. The increase in the three months ended June 30, 2022, primarily resulted from higher consulting costs.
Depreciation and amortization
Depreciation and amortization expenses remained relatively flat for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.
(Gain)/loss from disposal of intangible assets, net

	Three months ended June 30,		Aggregate Change
(in thousands)	2022	2021	2022 from 2021
	(Unaudited)	(Unaudited)
(Gain)/loss from disposal of intangible assets, net	$(648)	$—	$(648)	100%

During the three months ended June 30, 2022, we exchanged our narrowband licenses for broadband licenses in 11 counties. In connection with the exchange, we recorded an estimated accounting cost basis of $0.9 million for the new broadband licenses and disposed of $0.2 million related to the value ascribed to the narrowband licenses we relinquished to the FCC for those same 11 counties. As a result, we recorded a $0.6 million gain from disposal of the intangible assets in our Consolidated Statements of Operations for the three months ended June 30, 2022. There were no exchanges in the three months ended June 30, 2021. Refer to Note 3 Intangibles in the Notes to the Unaudited Consolidated Financial Statements contained within this Quarterly Report for further discussion on the exchanges.
Loss from disposal of long-lived assets, net

	Three months ended June 30,		Aggregate Change
(in thousands)	2022	2021	2022 from 2021
	(Unaudited)	(Unaudited)
Loss from disposal of long-lived assets, net	$2	$18	$(16)	(89)%
Loss on disposal of long-lived assets, net decreased a modest amount for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.
Interest income

	Three months ended June 30,		Aggregate Change
(in thousands)	2022	2021	2022 from 2021
	(Unaudited)	(Unaudited)
Interest income	$17	$26	$(9)	-35%
Interest income decreased a modest amount during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.
Other income

	Three months ended June 30,		Aggregate Change
(in thousands)	2022	2021	2022 from 2021
	(Unaudited)	(Unaudited)
Other income	$59	$72	$(13)	-18%
Other income decreased a modest amount during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.
Income tax expense

	Three months ended June 30,		Aggregate Change
(in thousands)	2022	2021	2022 from 2021
	(Unaudited)	(Unaudited)
Income tax expense	$200	$146	$54	37%
For the three months ended June 30, 2022, we recorded a total deferred tax expense of $0.2 million, due to the inability to use some portion of federal and state NOL carryforwards against the deferred tax liability created by amortization of indefinite-lived intangibles.
On March 27, 2020, the Coronavirus Aid Relief and Economic Security (“CARES”) Act was signed into law. The new CARES Act modified Section 172(b)(1)(A) of the Code to state that NOL arising in a taxable year beginning before January 1, 2018, is carried forward 20 years provided that a carryback claim is not affected. From this adjusted provision, our March 31, 2018 NOL carryforward changed from an indefinite life to a 20-year life. We used a discrete effective tax rate method to calculate taxes for the three months ended June 30, 2021. We determined that applying an estimate of the annual effective tax rate would not provide a reasonable estimate as small changes in estimated “ordinary” loss would result in significant changes in the estimated annual effective tax rate. Accordingly, for the three months ended June 30, 2021, we recorded a total deferred tax expense of $0.1 million, due to the inability to use some portion of our federal and state NOL carryforwards against the deferred tax liability created by amortization of indefinite-lived intangibles.
Liquidity and Capital Resources
At June 30, 2022, we had cash and cash equivalents of $86.5 million.
We believe our cash and cash equivalents on hand will be sufficient to meet our financial obligations through at least 12 months from the date of this Quarterly Report. As noted above, our future capital requirements will depend on a number of factors, including among others, the costs and timing of securing broadband licenses, including our spectrum retuning activities, spectrum acquisitions and the Anti-Windfall Payments to the U.S. Treasury, our operating activities, any cash proceeds we generate through our commercialization activities and our ability to timely deliver broadband licenses to our customers in accordance with our contractual obligations. We will deploy this capital at our determined pace based on several key ongoing factors, including customer demand, market opportunity, and offsetting income from spectrum leases. As we cannot predict the duration or scope of the COVID-19 pandemic and its impact on our Company or our targeted customers, the potential negative financial impact to our results of operations and financial condition cannot be reasonably estimated. We are actively managing our business to maintain our cash flow and believe that we currently have adequate liquidity. To implement our business plans and initiatives, however, we may need to raise additional capital. We cannot predict with certainty the exact amount or timing for any future capital raises. See “Risk Factors” in Item 1A of Part II of this Quarterly Report for a reference to the risks and uncertainties that could cause our costs to be more than we currently anticipate and/or our revenue and operating results to be lower than we currently anticipate. If required, we intend to raise additional capital through debt or equity financings, including pursuant to our Shelf Registration Statement (as defined below) or through some other financing arrangement. However, we cannot be sure that additional financing will be available if and when needed, or that, if available, we can obtain financing on terms favorable to our stockholders and to us. Any failure to obtain financing when required will have a material adverse effect on our business, operating results, financial condition and liquidity.
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
We entered into an Amended and Restated Controlled Equity Offering Sales Agreement and an Amended and Restated Sales Agreement (collectively, the “Sales Agreements”) with Cantor Fitzgerald & Co. and B. Riley FBR, Inc., respectively (collectively, the “Agents”). On April 3, 2020, we registered the sale of up to an aggregate of $50.0 million, in shares of our common stock in at the market sales transactions pursuant to the Sales Agreements under the Shelf Registration Statement. Through the date of this filing, we have not sold any shares of our common stock in at the market transactions or any securities under the Shelf Registration Statement.
Cash Flows from Operating, Investing and Financing Activities

	Three months ended June 30,
(in thousands)	2022	2021
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(9,832)	$(9,663)
Net cash used in investing activities	$(6,656)	$(6,347)
Net cash (used in) provided by financing activities	$(2,680)	$5,371
Net cash used in operating activities. Net cash used in operating activities was $9.8 million for the three months ended June 30, 2022, as compared to net cash used in operating activities of $9.7 million for the three months ended June 30, 2021. The majority of net cash used by operating activities during the three months ended June 30, 2022, resulted from a net loss of $13.0 million, partially offset by non-cash adjustments to net loss of $4.0 million (primarily attributable to stock compensation expense). The majority of net cash used in operating activities during the three months ended June 30, 2021, resulted from a net loss of $12.0 million and a decrease in accounts payable and accrued expenses by $1.2 million, partially offset by non-cash stock-based compensation of $3.3 million.
Net cash used in investing activities. Net cash used in investing activities was $6.7 million for the three months ended June 30, 2022, as compared to net cash used in investing activities of $6.3 million for the three months ended June 30, 2021, primarily to acquire, swap or retune wireless licenses in markets across the United States.
Net cash (used in) provided by financing activities. Net cash used in financing activities was $2.7 million for the three months ended June 30, 2022, as compared to net cash provided by financing activities of $5.4 million for the three months ended June 30, 2021. For the three months ended June 30, 2022, net cash used in financing activities was primarily from the repurchase of treasury shares of $2.7 million, partially offset by the proceeds from stock option exercises of $0.9 million, net of payments of withholding tax on net issuance of restricted stock of $0.8 million. For the three months ended June 30, 2021, net cash provided by financing activities was primarily from the proceeds from stock option exercises.
Material Cash Requirements
Our future capital requirements will depend on many factors, including: the timeline and costs to acquire broadband licenses pursuant to the Report and Order, including the costs to acquire additional spectrum, the costs related to retuning, or swapping spectrum held by, 900 MHz site-based licensees in the broadband segment that is required under section 90.621(b) to be protected by a broadband licensee with a base station at any location within the county, or any 900 MHz geographic-based SMR licensee in the broadband segment whose license area completely or partially overlaps the county, and the costs of paying Anti-Windfall Payments to the U.S. Treasury; costs related to the commercializing of our spectrum assets; and our ability to sign customer contracts and generate revenues from the license or transfer of any broadband licenses we secure; the terms and conditions of any customer contracts, including the timing of payments.
Share Repurchase Program
In September 2021, our Board authorized a share repurchase program pursuant to which we may repurchase up to $50.0 million of our common stock on or before September 29, 2023. The manner, timing and amount of any share repurchases will be determined by us based on a variety of factors, including price, general business and market conditions and alternative investment opportunities. The share repurchase program authorization does not obligate us to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We currently anticipate the cash used for the share repurchase program will come primarily from our prepaid customer agreements.
The following table presents the share repurchase activity for the three months ended June 30, 2022 and 2021 (in thousands, except per share data):

	Three Months Ended June 30,
	2022	2021
Number of shares repurchased	56	—
Average price paid per share*	$49.70	$—
Total cost to repurchase	$2,725	$—
*Average price paid per share includes costs associated with the repurchases.
Off-balance sheet arrangements
As of June 30, 2022 and March 31, 2022, we did not have and do not have any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our President and Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of such period.
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
Item 1A. Risk Factors.
In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report as well as the risk factors disclosed in our 2022 Annual Report. There have been no material changes from the risk factors as previously disclosed in our 2022 Annual Report. Any of the risks discussed in this Quarterly Report, if any, and in our 2022 Annual Report, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers.
The following table provides information with respect to purchases of our common stock by the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended June 30, 2022.
Issuer Purchases of Equity Securities (1)
(in thousands except for share and per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs
April 1, 2022 through April 30, 2022
Open market and privately negotiated purchases	17,615	$56.37	17,615	$34,046
May 1, 2022 through May 31, 2022
Open market and privately negotiated purchases	21,910	47.99	21,910	33,001
June 1, 2022 through June 30, 2022
Open market and privately negotiated purchases	16,191	42.73	16,191	32,313
Total	55,716	$49.70	55,716	$32,313
(1)On September 29, 2021, our Board authorized a share repurchase program pursuant to which we may repurchase up to $50.0 million of our outstanding shares of common stock on or before September 29, 2023. The manner, timing and amount of any share repurchases may fluctuate and will be determined by us based on a variety of factors, including the market price of our common stock, our priorities for the use of cash to support our business operations and plans, general business and market conditions and alternative investment opportunities. The share repurchase program authorization does not obligate us to acquire any specific number or dollar value of shares. Under the share repurchase program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
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
#    Filed herewith.
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

Anterix Inc.

Date: August 8, 2022	/s/ Robert H. Schwartz
Robert H. Schwartz
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2022	/s/ Timothy A. Gray
Timothy A. Gray
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)