Form 10-Q
period 2022-09-30
Anterix Inc.
filed 2022-10-31
CIK 1304492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
At October 27, 2022, 18,959,642 shares of the registrant’s common stock were outstanding.

Anterix Inc.
FORM 10-Q
For the quarterly period ended September 30, 2022

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

PART I. FINANCIAL INFORMATION
Item 1: Consolidated Financial Statements
Anterix Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2022	March 31, 2022
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$70,114	$105,624
Prepaid expenses and other current assets	11,715	10,147
Total current assets	81,829	115,771
Property and equipment, net	3,321	2,949
Right of use assets, net	3,529	4,047
Intangible assets	159,469	151,169
Other assets	7,787	4,108
Total assets	$255,935	$278,044
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$5,394	$6,526
Due to related parties	120	120
Operating lease liabilities	1,626	1,512
Contingent liability	20,249	—
Deferred revenue	2,514	1,478
Total current liabilities	29,903	9,636
Operating lease liabilities	3,364	4,177
Contingent liability	—	20,000
Deferred revenue	51,431	53,200
Deferred income tax	4,595	4,192
Other liabilities	553	541
Total liabilities	89,846	91,746
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized and no shares outstanding at September 30, 2022 and March 31, 2022	—	—
Common stock, $0.0001 par value per share, 100,000,000 shares authorized and 18,959,642 shares issued and outstanding at September 30, 2022 and 18,377,483 shares issued and outstanding at March 31, 2022	2	2
Additional paid-in capital	508,480	500,125
Accumulated deficit	(342,393)	(313,829)
Total stockholders’ equity	166,089	186,298
Total liabilities and stockholders’ equity	$255,935	$278,044
See accompanying notes to consolidated financial statements.

Anterix Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2022	2021	2022	2021
Spectrum revenues	$398	$182	$733	$364

Operating expenses
General and administrative	11,427	9,825	22,786	19,555
Sales and support	1,164	993	2,400	2,048
Product development	980	930	2,076	1,933
Depreciation and amortization	372	335	734	673
Operating expenses	13,943	12,083	27,996	24,209
Gain from disposal of intangible assets, net	(2,905)	(10,230)	(3,553)	(10,230)
Loss from disposal of long-lived assets, net	20	36	22	54
Loss from operations	(10,660)	(1,707)	(23,732)	(13,669)
Interest income	244	20	261	46
Other (expense) income	(12)	62	47	134
Loss before income taxes	(10,428)	(1,625)	(23,424)	(13,489)
Income tax expense	215	152	415	298
Net loss	$(10,643)	$(1,777)	$(23,839)	$(13,787)

Net loss per common share basic and diluted	$(0.56)	$(0.10)	$(1.27)	$(0.77)
Weighted-average common shares used to compute basic and diluted net loss per share	18,953,044	17,876,440	18,786,928	17,951,885
See accompanying notes to consolidated financial statements.

Anterix Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)
(Unaudited)

	Number of Shares
	Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total
Balance at June 30, 2022	18,944	$2	$504,298	$(329,750)	$174,550
Equity based compensation	—	—	4,691	—	4,691
Restricted shares issued	81	—	—	—	—
Shares withheld for taxes	(11)	—	(509)	—	(509)
Retirement of common stock	(54)	—	—	(2,000)	(2,000)
Net loss	—	—	—	(10,643)	(10,643)
Balance at September 30, 2022	18,960	$2	$508,480	$(342,393)	$166,089

Balance at March 31, 2022	18,378	$2	$500,125	$(313,829)	$186,298
Equity based compensation	—	—	8,819	—	8,819
Restricted shares issued	185	—	—	—	—
Stock option exercises	37	—	872	—	872
Motorola shares	500	—	—	—	—
Shares withheld for taxes	(30)	—	(1,336)	—	(1,336)
Retirement of common stock	(110)	—	—	(4,725)	(4,725)
Net loss	—	—	—	(23,839)	(23,839)
Balance at September 30, 2022	18,960	$2	$508,480	$(342,393)	$166,089
See accompanying notes to consolidated financial statements.

Anterix Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)
(Unaudited)

	Number of Shares
	Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total
Balance at June 30, 2021	18,018	$2	$482,521	$(273,358)	$209,165
Equity based compensation	—	—	3,221	—	3,221
Restricted shares issued	112	—	—	—	—
Stock option exercises	206	—	3,932	—	3,932
Shares withheld for taxes	(2)	—	(1,308)	—	(1,308)
Net loss	—	—	—	(1,777)	(1,777)
Balance at September 30, 2021	18,334	$2	$488,366	$(275,135)	$213,233

Balance at March 31, 2021	17,670	$2	$472,854	$(260,348)	$212,508
Equity based compensation	—	—	6,516	—	6,516
Restricted shares issued	185	—	—	—	—
Stock option exercises*	501	—	10,304	—	10,304
Shares withheld for taxes	(2)	—	(1,308)	—	(1,308)
Retirement of common stock*	(20)	—	—	(1,000)	(1,000)
Net loss	—	—	—	(13,787)	(13,787)
Balance at September 30, 2021	18,334	$2	$488,366	$(275,135)	$213,233
*Includes approximately $1.0 million, or 20,132 shares, received associated with a non-cash exercise of stock options and subsequent retirement. See Note 7 Stockholders’ Equity.
See accompanying notes to consolidated financial statements.

Anterix Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six months ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,839)	$(13,787)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	734	673
Non-cash compensation expense attributable to stock awards	8,819	6,516
Deferred income taxes	403	298
Gain from disposal of intangible assets, net	(3,553)	(10,230)
Loss on disposal of long-lived assets, net	22	54
Changes in operating assets and liabilities
Accounts receivable	—	4
Prepaid expenses and other assets	1,263	701
Right of use assets	518	578
Accounts payable and accrued expenses	(1,132)	(1,572)
Due to related parties	—	(32)
Operating lease liabilities	(699)	(735)
Contingent Liability	249	—
Deferred revenue	(733)	5,073
Other liabilities	—	(133)
Net cash used in operating activities	(17,948)	(12,592)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible assets, including refundable deposits	(11,228)	(11,866)
Purchases of equipment	(1,145)	(209)
Net cash used in investing activities	(12,373)	(12,075)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	872	9,304
Repurchase of common stock	(4,725)	—
Payments of withholding tax on net issuance of restricted stock	(1,336)	(1,308)
Net cash (used in) provided by financing activities	(5,189)	7,996
Net change in cash and cash equivalents	(35,510)	(16,671)
CASH AND CASH EQUIVALENTS
Beginning of the period	105,624	117,538
End of the period	$70,114	$100,866
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period:
Taxes paid	$12	$7
Non-cash investing activity:
Network equipment provided in exchange for wireless licenses	$29	$53
Non-cash financing activities:
Shares surrendered from stock option exercises	$—	$1,000
See accompanying notes to consolidated financial statements.

Anterix Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1.    Nature of Operations and Basis of Presentation
Anterix Inc. (the “Company”) is a wireless communications company focused on commercializing its spectrum assets to enable its targeted utility and critical infrastructure customers to deploy private broadband networks and on offering innovative broadband technologies and solutions to the same target customers. The Company is the largest holder of licensed spectrum in the 900 MHz band (896 - 901 / 935 - 940 MHz) with nationwide coverage throughout the contiguous United States, Hawaii, Alaska and Puerto Rico. On May 13, 2020, the Federal Communications Commission (the “FCC”) approved the Report and Order (the “Report and Order”) to modernize and realign the 900 MHz band to increase its usability and capacity by allowing it to be utilized for the deployment of broadband networks, technologies and solutions. The Report and Order was published in the Federal Register on July 16, 2020 and became effective on August 17, 2020. The Company is now engaged in qualifying for and securing broadband licenses from the FCC. At the same time, the Company is pursuing opportunities to lease the broadband spectrum it secures to its targeted utility and critical infrastructure customers.

The Company was originally incorporated in California in 1997 and reincorporated in Delaware in 2014. In November 2015, the Company changed its name from Pacific DataVision, Inc. to pdvWireless, Inc. In August 2019, the Company changed its name from pdvWireless, Inc. to Anterix Inc. The Company maintains offices in Woodland Park, New Jersey, McLean, Virginia and Abilene, Texas.
Business Developments
In September 2021, the Company entered into a long-term lease agreement of 900 MHz Broadband Spectrum with Evergy, Inc. (“Evergy”) (the “Evergy Agreement”). The Evergy service territories covered by the Evergy Agreement are in Kansas and Missouri with a population of approximately 3.9 million people. The Evergy Agreement is for a term of up to 40 years, comprised of an initial term of 20 years with two 10-year renewal options for additional payments. The Company received full prepayment of $30.2 million for the initial 20-year term in October 2021. During the six months ended September 30, 2022, the Company leased to Evergy the first deliverable of 1.4 x 1.4 cleared Broadband Spectrum and the associated broadband licenses for 45 counties. The revenue recognized for the three and six months ended September 30, 2022 was approximately $0.1 million.
In February 2021, the Company entered into an agreement with San Diego Gas & Electric Company, a subsidiary of Sempra Energy (“SDG&E”), to provide 900 MHz Broadband Spectrum throughout SDG&E’s California service territory, including San Diego and Imperial Counties and portions of Orange County for a total payment of $50.0 million. The total payment of $50.0 million is comprised of an initial payment of $20.0 million received in February 2021 and the remaining $30.0 million payment, which is due through fiscal year 2024 as the Company delivers the associated broadband licenses to SDG&E and the relevant cleared 900 MHz Broadband Spectrum. During the quarter ended September 30, 2022, the Company delivered to SDG&E 1.4 x 1.4 cleared Broadband Spectrum and the associated broadband license related to Imperial County and received a milestone payment of $0.2 million. See Note 9 Contingencies for further discussion.
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
Correction of Immaterial Errors
Depreciation, disposals and impairments
In connection with preparing its financial statements for the quarter ended December 31, 2021, the Company determined that it understated depreciation and overstated loss on disposal of long-lived assets in its Consolidated Statement of Operations for the three and six months ended September 30, 2021.
In March 2021, the Company classified idled assets as Held for Future Use and suspended the depreciation for these assets. The Company determined that the depreciation should have been recognized evenly over the life of the asset without regard to whether the assets have been placed in service or in use. Additionally, the Company reported disposals of assets that were in-use and misclassified certain disposals as impairments in the Consolidated Statement of Operations for the three and six months ended September 30, 2021.
The following table is a comparison of the results of operations for the three and six months ended September 30, 2021, as a result of the correction of the immaterial error (in thousands except per share data):

	For the Three months ended September 30, 2021	For the Six months ended September 30, 2021
	Impact of Prior Period Errors	Impact of Prior Period Errors
Consolidated Statement of Operations
Depreciation and amortization	$78	$138
Impairment of long-lived assets	(112)	(127)
Loss from disposal of long-lived assets, net	20	35
Net loss	(14)	46
Net loss per common share basic and diluted	—	—
Share retirement
In connection with preparing its financial statements for the quarter ended December 31, 2021, the Company determined that it incorrectly presented additional paid-in capital and accumulated deficit in its Consolidated Balance Sheets and Consolidated Statement of Stockholders’ Equity for the period ended September 30, 2021.
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
The following table is a comparison of the reported financial position, changes to stockholders’ equity and cash flows as of September 30, 2021, as a result of the correction of immaterial errors (in thousands):

For the period ended September 30, 2021
Impact of Prior Period Errors
Consolidated Balance Sheets
Additional paid-in capital	$1,000
Accumulated deficit	(1,000)

	For the period ended September 30, 2021
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

2.    Revenue
The following table provides information regarding the Company’s revenue for each of the services it provides pursuant to its spectrum revenue agreements for the three and six months ended September 30, 2022 and 2021 (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2022	2021	2022	2021
Spectrum revenues
900 MHz Broadband Spectrum Revenue
Ameren	$152	$—	$305	$—
Evergy(1)	64	—	64	—
Narrowband Spectrum Revenue
Motorola	182	182	364	364
Total spectrum revenue(2)	$398	$182	$733	$364
1.The Company commenced revenue recognition in connection with the delivery of cleared 900 MHz Broadband Spectrum and the associated broadband licenses for 45 counties to Evergy.
2.Revenue recognized during the three and six months ended September 30, 2022 and 2021 was included in deferred revenue at the beginning of the respective periods.

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
For the six months ended September 30, 2022 and 2021, the Company incurred and capitalized commission costs related to activities to obtain its long-term 900 MHz Broadband Spectrum lease agreements amounting to approximately $62,000 and $127,000, respectively. These capitalized costs will be amortized over the contractual term upon the commencement of the associated agreements.
The following table presents the activity for the Company’s contract assets (in thousands):

Contract Assets
Balance at March 31, 2022	$638
Additions	62
Amortization	(7)
Impairment	—
Balance at September 30, 2022	693
Less amount classified as current assets - prepaid expenses and other current assets	(300)
Noncurrent assets - included in other assets	$393
Contract liabilities
Contract liabilities primarily relate to advance consideration received from customers for spectrum services, for which revenue is recognized over time, as the services are performed. These contract liabilities are recorded as deferred revenue on the balance sheet.

For the six months ended September 30, 2021, deferred revenue increased by $5.4 million as a result of prepayments received in connection with the Ameren Corporation (“Ameren”) lease agreements. There were no prepayments received during the six months ended September 30, 2022.
The following table presents the activity for the Company’s contract liabilities (in thousands):

Contract Liabilities
Balance at March 31, 2022	$54,678
Additions	—
Revenue recognized	(733)
Balance at September 30, 2022	53,945
Less amount classified as current liabilities	(2,514)
Noncurrent liabilities	$51,431
3.    Intangible Assets
Wireless licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but instead are tested for impairment annually, or more frequently if an event indicates that the asset might be impaired. There were no triggering events indicating impairment during the six months ended September 30, 2022.
During the six months ended September 30, 2022, the Company acquired wireless licenses for cash consideration of $4.7 million, after receiving FCC approval, of which $3.7 million was spent on licenses acquired, including costs associated with license swaps, by entering into agreements with several third parties in multiple U.S. markets and $1.0 million was paid to the U.S. Treasury for Anti-Windfall payments, i.e. payments to cover any shortfall of channels needed in a given county to reach the requisite 240 channels required to be surrendered to secure a broadband license for such county. As of September 30, 2022 and March 31, 2022, the Company recorded initial deposits to incumbents amounting to approximately $10.7 million and $8.0 million, respectively, that are refundable if the FCC does not approve the sale, swap or retuning of the spectrum. Of the $10.7 million initial refundable deposit balance as of September 30, 2022, $10.1 million was included in prepaid expenses and other current assets and the remaining $0.6 million in other assets in the Consolidated Balance Sheets. Of the $8.0 million initial refundable deposit balance as of March 31, 2022, $7.6 million was included in prepaid expenses and other current assets and the remaining $0.4 million in other assets in the Consolidated Balance Sheets. As of September 30, 2022 and March 31, 2022, the Company recorded deferred charges of $7.2 million and $3.4 million, respectively, related to closed retuning deals, of which $0.5 million and $0.2 million was recorded in prepaid expenses and other current assets and $6.7 million and $3.1 million, respectively, was recorded in other assets.
During the six months ended September 30, 2022, the Company applied for, and was granted by the FCC, broadband licenses for 45 counties in connection with the long-term lease agreement with Evergy. The Company recorded the new broadband licenses collectively at their estimated accounting cost basis of approximately $4.9 million. In connection with receiving the broadband licenses, the Company disposed of $1.3 million of the value ascribed to the narrowband licenses it relinquished to the FCC for the same 45 counties. The total carrying value of narrowband licenses included the cost to acquire the original narrowband licenses, Anti-Windfall payments paid to cover the shortfall in each county and the clearing costs. As a result of the exchanges of narrowband licenses for broadband licenses, the Company recorded a gain on disposal of intangible assets of $2.9 million and $3.6 million, for the three and six months ended September 30, 2022, respectively.

Intangible assets consist of the following activity for the six months ended September 30, 2022 (in thousands):

Wireless Licenses
Balance at March 31, 2022	$151,169
Acquisitions	4,748
Exchanges – broadband licenses received	4,860
Exchanges – narrowband licenses surrendered	(1,308)
Balance at September 30, 2022	$159,469
4.    Related Party Transactions
Refer to the Company’s 2022 Annual Report for a more complete description of the nature of its related party transactions prior to March 31, 2022. The following reflects the related party activity during the three and six months ended September 30, 2022 and 2021.
In connection with the Service Revenue Transfer, the Company was obligated to pay a monthly service fee for a 24-month period that ended on January 7, 2021, for its assumption of support obligations under the transfer agreements. The Company is also obligated to pay a certain portion of the billed revenue received by the Company from pdvConnect customers for a 48-month period. For the three and six months ended September 30, 2022 and September 30, 2021, the Company incurred payments of $15,000 and $30,000, respectively. As of September 30, 2022 and March 31, 2022, the Company did not have outstanding liabilities to the related parties associated with the service transfer.
In connection with the 2014 Motorola Spectrum Agreement, the Company had the ability to purchase equipment from Motorola while also leasing the Company’s narrowband spectrum. Unrelated to this agreement, the Company purchased equipment from Motorola in the amount of $622,000 during the three and six months ended September 30, 2022. As of September 30, 2022 and March 31, 2022, the Company owed $120,000 to Motorola.
During 2020, the Company entered into a consulting agreement with Rachelle B. Chong under which Ms. Chong will serve as a Senior Advisor to the Company’s management team, subsequent to her resignation from the Company’s Board and as a member of the Board’s Nominating and Corporate Governance Committee. The Company extended the agreement by an additional twelve (12) months with a new termination date of May 14, 2023. For the three and six months ended September 30, 2022 and September 30, 2021, the Company incurred $36,000 and $72,000 in consulting fees to Ms. Chong, respectively. As of September 30, 2022 and March 31, 2022, the Company did not have any outstanding liabilities to Ms. Chong.

During 2020, the Company entered into an annual consulting agreement with Brian D. McAuley under which Mr. McAuley will serve as a Senior Advisor to the Company’s management team and provide strategic, corporate governance and Board advisory services, subsequent to his resignation as Executive Chairman of the Board. The Consulting Agreement was effective as of September 2, 2020, with an original expiration date of September 1, 2021. The Company extended the agreement by an additional twenty four (24) months with a new termination date of September 1, 2023. For the three and six months ended September 30, 2022 and September 30, 2021, the Company incurred $10,000 and $20,000 in consulting fees to Mr. McAuley, respectively. As of September 30, 2022 and March 31, 2022, the Company did not have any outstanding liabilities to Mr. McAuley.

5.    Leases

All leases in which the Company is the lessee are comprised of corporate office space and tower space. The Company is obligated under certain lease agreements for office space with lease terms expiring on various dates from October 31, 2023 through June 30, 2027, which includes lease extensions for its corporate headquarters ranging from three to ten years. The Company entered into multiple lease agreements for tower space with lease expiration dates ranging from November 30, 2022 to April 30, 2028.

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
Weighted-average remaining lease term and incremental borrowing rate for the Company’s operating leases are as follows:

	Six months ended September 30,
	2022	2021
Weighted average term - operating lease liabilities	3.17 years	4.04 years
Weighted average incremental borrowing rate - operating lease liabilities	13%	13%
Rent expense amounted to approximately $0.4 million and $0.9 million, respectively, for the three and six months ended September 30, 2022, which is included in general and administrative expenses in the Consolidated Statement of Operations. Rent expense amounted to approximately $0.5 million and $1.0 million, respectively, for the three and six months ended September 30, 2021, which is included in general and administrative expenses in the Consolidated Statement of Operations.
The following table presents net lease cost for the three and six months ended September 30, 2022 and 2021 (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2022	2021	2022	2021
Lease cost
Operating lease cost (cost resulting from lease payments)	$445	$495	$894	$1,008
Short term lease cost	3	6	7	10
Net lease cost	$448	$501	$901	$1,018
The following table presents supplemental cash flow and non-cash activity information for the six months ended September 30, 2022 and 2021 (in thousands):

	Six months ended September 30,
	2022	2021
Cash paid activity:
Operating lease - operating cash flows (fixed payments)	$1,080	$1,155
Operating lease - operating cash flows (liability reduction)	$699	$735
Non-cash activity:
Right of use assets obtained in exchange for new operating lease liabilities	$50	$66
The following table presents supplemental balance sheet information as of September 30, 2022 and March 31, 2022 (in thousands):

	September 30, 2022	March 31, 2022
Non-current assets - right of use assets, net	$3,529	$4,047
Current liabilities - operating lease liabilities	$1,626	$1,512
Non-current liabilities - operating lease liabilities	$3,364	$4,177

Future minimum payments under non-cancelable leases for office and tower spaces (exclusive of real estate tax, utilities, maintenance and other costs borne by the Company) for the remaining terms of the leases following the six months ended September 30, 2022, are as follows (in thousands):

Fiscal Year	Operating Leases
2023 (excluding the six months ended September 30, 2022)	$1,077
2024	2,000
2025	1,565
2026	871
2027	464
After 2027	129
Total future minimum lease payments	6,106
Amount representing interest	(1,116)
Present value of net future minimum lease payments	$4,990
6.    Income Taxes
The Company’s net operating losses (“NOLs”) generated after March 31, 2018 may be used as an indefinite-lived asset to offset its deferred tax liability but are limited to 80% of future taxable income. The deferred tax liabilities as of September 30, 2022 are approximately $2.5 million for federal and $2.1 million for state.
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
For the six months ended September 30, 2022, the Company incurred federal and state operating losses of approximately $27.9 million and $16.7 million, respectively, to offset future taxable income, of which $31.2 million can be carried forward indefinitely but can only offset 80% of taxable income when used.
The Company used a discrete effective tax rate method to calculate taxes for the three and six months ended September 30, 2022. The Company determined that applying an estimate of the annual effective tax rate would not provide a reasonable estimate as small changes in estimated “ordinary” loss would result in significant changes in the estimated annual effective tax rate. Accordingly, for the three and six months ended September 30, 2022, the Company recorded a total deferred tax expense of $0.2 million and $0.4 million due to the inability to use some portion of federal and state NOL carryforwards against the deferred tax liability created by amortization of indefinite-lived intangibles.
7.    Stockholders’ Equity
The Company established the 2014 Stock Plan (the “2014 Stock Plan”) to attract, retain and reward individuals who contribute to the achievement of the Company’s goals and objectives. This 2014 Stock Plan superseded previous stock plans.
The Board has reserved 5,027,201 shares of common stock for issuance under the 2014 Stock Plan as of September 30, 2022, of which 744,105 shares are available for future issuance. Historically, the number of shares reserved under the 2014 Stock Plan were increased, based on Board approval, each January 1 by an amount equal to the lesser of (i) 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or (ii) a lesser amount determined by the Board (the “evergreen provision”). Effective January 1, 2021, the Board elected to increase the shares authorized under the 2014 Stock Plan by 879,216 shares, which represented 5% of the of the Company’s common stock issued and outstanding as of December 31, 2020. On June 14, 2021, the Compensation Committee of the Board approved Amendment No. 1 to 2014 Stock Plan to eliminate the evergreen provision for all future years (i.e., January 1, 2022 through January 1, 2024).

During the six months ended September 30, 2022 and the year ended March 31, 2022, a total of 192,325 and 979,320 shares, respectively, were issued in connection with the vesting, conversion and or exercise of grants under the Company’s 2014 Stock Plan.
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
The following table presents the share repurchase activity for the three and six months ended September 30, 2022 and 2021 (in thousands, except per share data):

	Three months ended September 30,		Six months ended September 30,
	2022	2021	2022	2021
Number of shares repurchased	54	—	110	—
Average price paid per share*	$36.73	$—	$48.42	$—
Total cost to repurchase	$2,000	$—	$4,725	$—
*Average price paid per share includes costs associated with the repurchase.
As of September 30, 2022, $30.3 million is remaining under the share repurchase program.
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
8.    Net Loss Per Share of Common Stock
Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. For purposes of the diluted net loss per share calculation, preferred stock, stock options, restricted stock and warrants are considered to be potentially dilutive securities. Because the Company has reported a net loss for the three and six months ended September 30, 2022 and 2021, respectively, diluted net loss per common share is the same as basic net loss per common share for those periods.

Common stock equivalents resulting from potentially dilutive securities approximated 439,000 and 1,454,000 at September 30, 2022 and 2021, respectively, and have not been included in the dilutive weighted average shares of common stock outstanding, as their effects are anti-dilutive.
9.    Contingencies
Contingent Liability
In February 2021, the Company entered into an agreement with SDG&E to sell 900 MHz Broadband Spectrum throughout SDG&E’s California service territory, including San Diego and Imperial Counties and portions of Orange County (the “SDG&E Agreement”), for a total payment of $50.0 million. The SDG&E Agreement will support SDG&E’s deployment of a private LTE network for its California service territory, with a population of approximately 3.6 million people. Delivery of the relevant 900 MHz Broadband Spectrum and the associated broadband licenses by county to SDG&E commenced in fiscal year 2023 and is scheduled for completion before the end of fiscal year 2024. The total payment of $50.0 million is comprised of an initial payment of $20.0 million received in February 2021 and the remaining $30.0 million payment, which is due through fiscal year 2024 as the Company delivers the relevant cleared 900 MHz Broadband Spectrum and the associated broadband licenses to SDG&E. During the quarter ended September 30, 2022, the Company delivered to SDG&E 1.4 x 1.4 cleared Broadband Spectrum and the associated broadband license related to Imperial County and received a milestone payment of $0.2 million. The SDG&E Agreement is subject to customary provisions regarding remedies, including reduced payment amounts and/or refund of amounts paid, and termination rights, if a party fails to perform its contractual obligations. A gain or loss on the sale of spectrum will be recognized for each county once the Company delivers the cleared 900 MHz Broadband Spectrum and the associated broadband licenses to SDG&E in full.
As the Company is required to refund payments it has received in the event of termination or non-delivery of the specific county's 900 MHz Broadband Spectrum, it recorded the $20.2 million received from SDG&E as contingent liability in the Consolidated Balance Sheet. As of September 30, 2022, the Company recorded the $20.2 million payments from SDG&E as a short-term liability due to the expected timing of delivery.
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
For the three and six months ended September 30, 2022 and 2021, the Company’s operating revenue was entirely from upfront, fully paid fees received from Motorola, Ameren and Evergy, as discussed in Note 2 Revenue.

As of September 30, 2022 and March 31, 2022, the Company does not have an outstanding accounts receivable balance.
11.    Subsequent Events
Xcel Energy Agreement
On October 28, 2022, the Company entered into an agreement with Xcel Energy Services Inc. (“Xcel Energy”) providing Xcel Energy dedicated long-term usage of the Company’s 900 MHz Broadband Spectrum for a term of 20 years throughout the Company’s service territory in eight states (the “Xcel Energy Agreement”). The Xcel Energy Agreement also provides Xcel Energy an option to extend the agreement for two 10-year terms for additional payments. The Xcel Agreement allows Xcel Energy to deploy a private LTE network to support its grid modernization initiatives for the benefit of its approximately 3.7 million electricity customers and 2.1 million natural gas customers.

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
Overview
We are a wireless communications company focused on commercializing our spectrum assets to enable our targeted utility and critical infrastructure customers to deploy private broadband networks and on offering innovative broadband technologies and solutions to the same target customers. We are the largest holder of licensed spectrum in the 900 MHz band (896 - 901 / 935 - 940 MHz) with nationwide coverage throughout the contiguous United States, Hawaii, Alaska and Puerto Rico. On May 13, 2020, the FCC approved the Report and Order to modernize and realign the 900 MHz band to increase its usability and capacity by allowing it to be utilized for the deployment of broadband networks, technologies and solutions. The Report and Order was published in the Federal Register on July 16, 2020 and became effective on August 17, 2020. We are now engaged in qualifying for and securing broadband licenses from the FCC. At the same time, we are pursuing opportunities to lease the broadband spectrum we secure to our targeted utility and critical infrastructure customers.

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
Business Developments
On October 28, 2022, we entered into an agreement with Xcel Energy Services Inc. (“Xcel Energy”) providing Xcel Energy dedicated long-term usage of our 900 MHz Broadband Spectrum for a term of 20 years throughout our service territory in eight states (the “Xcel Energy Agreement”). The Xcel Energy Agreement also provides Xcel Energy an option to extend the agreement for two 10-year terms for additional payments. The Xcel Agreement allows Xcel Energy to deploy a private LTE network to support its grid modernization initiatives for the benefit of its approximately 3.7 million electricity customers and 2.1 million natural gas customers.
In September 2021, we entered into a long-term lease agreement of 900 MHz Broadband Spectrum with Evergy (the “Evergy Agreement”). The Evergy service territories covered by the Evergy Agreement are in Kansas and Missouri with a population of approximately 3.9 million people. The Evergy Agreement is for a term of up to 40 years, comprised of an initial term of 20 years with two 10-year renewal options for additional payments. We received full prepayment of $30.2 million for the initial 20-year term in October 2021. During the six months ended September 30, 2022, we leased to Evergy the first deliverable of 1.4 x 1.4 cleared Broadband Spectrum and the associated broadband licenses for 45 counties. The revenue recognized for the three and six months ended September 30, 2022 was approximately $0.1 million.
In February 2021, we entered into an agreement with SDG&E, to provide 900 MHz Broadband Spectrum throughout SDG&E’s California service territory, including San Diego and Imperial Counties and portions of Orange County for a total payment of $50.0 million. The total payment of $50.0 million is comprised of an initial payment of $20.0 million received in February 2021 and the remaining $30.0 million payment, which is due through fiscal year 2024 as we deliver the associated broadband licenses to SDG&E and the relevant cleared 900 MHz Broadband Spectrum. During the quarter ended September 30, 2022, we delivered to SDG&E 1.4 x 1.4 cleared Broadband Spectrum and the associated broadband license related to Imperial County and received a milestone payment of $0.2 million.

On May 18, 2022, we issued Motorola 500,000 shares of our common stock (the “Shares”). Motorola received the Shares by electing to convert 500,000 Class B Units (the “Units”) it held in our subsidiary, PDV Spectrum Holding Company, LLC (the “Subsidiary”). Motorola acquired the Units in September 2014 in connection with a Spectrum Lease Agreement between Motorola and the Subsidiary (the “2014 Motorola Spectrum Agreement”). Under the 2014 Motorola Spectrum Agreement, Motorola leased a portion of our narrowband spectrum, which was held by the Subsidiary, in consideration for an upfront, fully-paid leasing fee of $7.5 million and a $10.0 million investment in the Units. On June 30, 2022, we filed a Registration Statement on Form S-3 to register the 500,000 shares of our common stock held by Motorola for resale or other disposition by Motorola (the “Resale Registration Statement”). The Resale Registration Statement was declared effective by the SEC on July 15, 2022.
Results of Operations
Comparison of the three and six months ended September 30, 2022 and 2021
The following tables set forth our results of operations for the three and six months ended September 30, 2022 (“Fiscal 2023”) and 2021 (“Fiscal 2022”). The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.
Spectrum revenues

	Three months ended September 30,		Aggregate Change		Six months ended September 30,		Aggregate Change
(in thousands)	2022	2021	2022 from 2021		2022	2021	2022 from 2021
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
Spectrum revenues	$398	$182	$216	119%	$733	$364	$369	101%
Spectrum revenues increased by $0.2 million, or 119%, to $0.4 million for the three months ended September 30, 2022 from $0.2 million for the three months ended September 30, 2021. The increase for the three months ended September 30, 2022 of $0.2 million, was attributable to revenue recognized in connection with our agreements with Ameren and Evergy of approximately $0.1 million and $0.1 million, respectively. For the six months ended September 30, 2022, spectrum revenue increased by $0.4 million, or 101%, to $0.7 million from $0.4 million for the six months ended September 30, 2021. The increase for the six months ended September 30, 2022 of $0.4 million, was attributable to revenue recognized in connection with our agreements with Ameren and Evergy of approximately $0.3 million and $0.1 million, respectively.
Operating expenses

	Three months ended September 30,		Aggregate Change		Six months ended September 30,		Aggregate Change
(in thousands)	2022	2021	2022 from 2021		2022	2021	2022 from 2021
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
General and administrative	$11,427	$9,825	$1,602	16%	$22,786	$19,555	$3,231	17%
Sales and support	1,164	993	171	17%	2,400	2,048	352	17%
Product development	980	930	50	5%	2,076	1,933	143	7%
Depreciation and amortization	372	335	37	11%	734	673	61	9%
Operating expenses	$13,943	$12,083	$1,860	15%	$27,996	$24,209	$3,787	16%
General and administrative expenses
General and administrative expenses increased by $1.6 million, or 16%, to $11.4 million for the three months ended September 30, 2022 from $9.8 million for three months ended September 30, 2021. The increase for the three months ended September 30, 2022 of $1.6 million, primarily resulted from $1.6 million higher stock compensation expense due to additional grants awarded in August 2022, $0.6 million higher headcount and related costs, and $0.1 million higher travel and meeting costs, partially offset by $0.4 million lower professional service costs, $0.2 million lower recruiting fees and $0.1 million lower site related costs. For the six months ended September 30, 2022, general and administrative expenses increased by $3.2 million, or 17%, to $22.8 million from $19.6 million for six months ended September 30, 2021. The increase for the six months ended September 30, 2022 of $3.2 million, primarily resulted from $2.5 million higher stock compensation expense due to additional grants awarded in May 2022 and August 2022, $0.7 million higher headcount and related costs, $0.2 million higher travel and meeting costs, and $0.1 million higher IT related costs, partially offset by $0.2 million lower site related costs and $0.1 million lower professional service costs.
Sales and support expenses
Sales and support expenses increased by $0.2 million, or 17%, to $1.2 million for the three months ended September 30, 2022 from $1.0 million for three months ended September 30, 2021. The increase for the three months ended September 30, 2022, primarily resulted from a $0.2 million higher headcount and related costs. For the six months ended September 30, 2022, sales and support expenses increased by $0.4 million, or 17%, to $2.4 million from $2.0 million for six months ended September 30, 2021. The increase for the six months ended, primarily resulted from a $0.2 million higher marketing costs, $0.2 million higher headcount and related costs, $0.1 million higher travel and meeting costs, partially offset by $0.1 million lower professional services.
Product development expenses
Product development expenses increased by $0.1 million, or 5%, to $1.0 million for the three months ended September 30, 2022 from $0.9 million for three months ended September 30, 2021. The increase in the three months ended September 30, 2022, primarily resulted from $0.2 million higher consulting costs offset by $0.1 million lower headcount and related cost. For the six months ended September 30, 2022, product development expenses increased by $0.1 million, or 7%, to $2.1 million from $1.9 million for six months ended September 30, 2021. The increase in the six months ended September 30, 2022, primarily resulted from $0.4 million higher consulting costs offset by $0.2 million lower headcount and related costs and $0.1 million lower stock compensation expense.
Depreciation and amortization
Depreciation and amortization increased by $37 thousand, or 11%, to $0.4 million for the three months ended September 30, 2022 from $0.3 million for three months ended September 30, 2021. For the six months ended September 30, 2022, depreciation and amortization increased by $0.1 million, or 9%, to $0.7 million from $0.7 million for six months ended September 30, 2021. The increase for the three and six months ended September 30, 2022, primarily as a result of assets placed in service during the periods.
Gain from disposal of intangible assets, net

	Three months ended September 30,		Aggregate Change		Six months ended September 30,		Aggregate Change
(in thousands)	2022	2021	2022 from 2021		2022	2021	2022 from 2021
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
Gain from disposal of intangible assets, net	$(2,905)	$(10,230)	$7,325	-72%	$(3,553)	$(10,230)	$6,677	-65%
During the three months ended September 30, 2022, we exchanged our narrowband licenses for broadband licenses in 33 counties. In connection with the exchange, we recorded an estimated accounting cost basis of $4.0 million for the new broadband licenses and disposed of $1.1 million related to the value ascribed to the narrowband licenses we relinquished to the FCC for those same 33 counties. As a result, we recorded a $2.9 million gain from disposal of the intangible assets in our Consolidated Statements of Operations for the three months ended September 30, 2022. During the six months ended September 30, 2022, we exchanged our narrowband licenses for broadband licenses in 45 counties. In connection with the exchange, we recorded an estimated accounting cost basis of $4.9 million for the new broadband licenses and disposed of $1.3 million related to the value ascribed to the narrowband licenses we relinquished to the FCC for those same 45 counties. As a result, we recorded a $3.6 million gain from disposal of the intangible assets in our Consolidated Statements of Operations for the six months ended September 30, 2022. Refer to Note 3 Intangibles in the Notes to the Unaudited Consolidated Financial Statements contained within this Quarterly Report for further discussion on the exchanges.
During the three and six months ended September 30, 2021, we exchanged our narrowband licenses for broadband licenses in 12 counties. In connection with the exchange, we recorded an estimated accounting cost basis of $13.6 million for the new broadband licenses and disposed of $3.4 million related to the value ascribed to the narrowband licenses we relinquished to the FCC for those same 12 counties. As a result, we recorded a $10.2 million gain from disposal of the intangible assets in the Consolidated Statements of Operations for the three and six ended September 30, 2021.
Loss from disposal of long-lived assets, net

	Three months ended September 30,		Aggregate Change		Six months ended September 30,		Aggregate Change
(in thousands)	2022	2021	2022 from 2021		2022	2021	2022 from 2021
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
Loss from disposal of long-lived assets, net	$20	$36	$(16)	-44%	$22	$54	(32)	-59%
Loss from disposal of long-lived assets, net decreased a modest amount for the three and six months ended September 30, 2022 as compared to the three and six months ended September 30, 2021.
Interest income

	Three months ended September 30,		Aggregate Change		Six months ended September 30,		Aggregate Change
(in thousands)	2022	2021	2022 from 2021		2022	2021	2022 from 2021
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
Interest income	$244	$20	$224	1120%	$261	$46	$215	467%
Interest income increased by $0.2 million, or 1120%, to $0.2 million for the three months ended September 30, 2022 from $20 thousand for three months ended September 30, 2021. For the six months ended September 30, 2022, interest income increased by $0.2 million, or 467%, to $0.3 million from $46 thousand for six months ended September 30, 2021. The increase for the three and six months ended September 30, 2022, was attributable to higher interest rates.
Other (expense) income

	Three months ended September 30,		Aggregate Change		Six months ended September 30,		Aggregate Change
(in thousands)	2022	2021	2022 from 2021		2022	2021	2022 from 2021
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
Other (expense) income	$(12)	$62	$(74)	-119%	$47	$134	$(87)	-65%
Other (expense) income decreased a modest amount for the three and six months ended September 30, 2022 as compared to the three and six months ended September 30, 2021.
Income tax expense

	Three months ended September 30,		Aggregate Change		Six months ended September 30,		Aggregate Change
(in thousands)	2022	2021	2022 from 2021		2022	2021	2022 from 2021
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
Income tax expense	$215	$152	$63	41%	$415	$298	$117	39%
For the three and six months ended September 30, 2022, we recorded a total deferred tax expense of $0.2 million and $0.4 million, due to the inability to use some portion of federal and state NOL carryforwards against the deferred tax liability created by amortization of indefinite-lived intangibles.
On March 27, 2020, the Coronavirus Aid Relief and Economic Security (“CARES”) Act was signed into law. The new CARES Act modified Section 172(b)(1)(A) of the Code to state that NOL arising in a taxable year beginning before January 1, 2018, is carried forward 20 years provided that a carryback claim is not affected. From this adjusted provision, our March 31, 2018 NOL carryforward changed from an indefinite life to a 20-year life. We used a discrete effective tax rate method to calculate taxes for the three and six months ended September 30, 2021. We determined that applying an estimate of the annual effective tax rate would not provide a reasonable estimate as small changes in estimated “ordinary” loss would result in significant changes in the estimated annual effective tax rate. Accordingly, for the three and six months ended September 30, 2021, we recorded a total deferred tax expense of $0.2 million and $0.3 million, respectively, due to the inability to use some portion of our federal and state NOL carryforwards against the deferred tax liability created by amortization of indefinite-lived intangibles.
Liquidity and Capital Resources
At September 30, 2022, we had cash and cash equivalents of $70.1 million.
We believe our cash and cash equivalents on hand will be sufficient to meet our financial obligations through at least 12 months from the date of this Quarterly Report. As noted above, our future capital requirements will depend on a number of factors, including among others, the costs and timing of our spectrum retuning activities, spectrum acquisitions and the Anti-Windfall Payments to the U.S. Treasury, our operating activities, any cash proceeds we generate through our commercialization activities and our ability to timely deliver broadband licenses to our customers in accordance with our contractual obligations. We will deploy capital at our determined pace based on several key ongoing factors, including customer demand, market opportunity, and offsetting income from spectrum leases. As we cannot predict the duration or scope of the COVID-19 pandemic and its impact on our Company or our targeted customers, the potential negative financial impact to our results of operations and financial condition cannot be reasonably estimated. We are actively managing our business to maintain our cash flow and believe that we currently have adequate liquidity. To implement our business plans and initiatives, however, we may need to raise additional capital. We cannot predict with certainty the exact amount or timing for any future capital raises. See “Risk Factors” in Item 1A of Part II of this Quarterly Report for a reference to the risks and uncertainties that could cause our costs to be more than we currently anticipate and/or our revenue and operating results to be lower than we currently anticipate. If required, we intend to raise additional capital through debt or equity financings, including pursuant to our Shelf Registration Statement (as defined below) or through some other financing arrangement. However, we cannot be sure that additional financing will be available if and when needed, or that, if available, we can obtain financing on terms favorable to our stockholders and to us. Any failure to obtain financing when required will have a material adverse effect on our business, operating results, financial condition and liquidity.
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
Cash Flows from Operating, Investing and Financing Activities

	Six months ended September 30,
(in thousands)	2022	2021
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(17,948)	$(12,592)
Net cash used in investing activities	$(12,373)	$(12,075)
Net cash (used in) provided by financing activities	$(5,189)	$7,996
Net cash used in operating activities. Net cash used in operating activities was $17.9 million for the six months ended September 30, 2022, as compared to net cash used in operating activities of $12.6 million for the six months ended September 30, 2021. The majority of net cash used operating activities during the six months ended September 30, 2022, resulted from a net loss of $23.8 million, partially offset by non-cash adjustments to net loss of $6.4 million (primarily attributable to stock compensation expense). The majority of net cash used in operating activities during the six months ended September 30, 2021, resulted from a net loss of $13.8 million, gain on disposal of intangible assets of $10.2 million and a decrease in accounts payable and accrued expenses by $1.6 million, partially offset by non-cash stock-based compensation of $6.5 million and deferred revenue of $5.1 million.
Net cash used in investing activities. Net cash used in investing activities was $12.4 million for the six months ended September 30, 2022, as compared to net cash used in investing activities of $12.1 million for the six months ended September 30, 2021, primarily to acquire, swap or retune wireless licenses in markets across the United States.
Net cash (used in) provided by financing activities. Net cash used in financing activities was $5.2 million for the six months ended September 30, 2022, as compared to net cash provided by financing activities of $8.0 million for the six months ended September 30, 2021. For the six months ended September 30, 2022, net cash used in financing activities was primarily from the repurchase of treasury shares of $4.7 million, partially offset by the proceeds from stock option exercises of $0.9 million, net of payments of withholding tax on net issuance of restricted stock of $1.3 million. For the six months ended September 30, 2021, net cash provided by financing activities was primarily from the proceeds from stock option exercises.
Material Cash Requirements
Our future capital requirements will depend on many factors, including: the timeline and costs to acquire broadband licenses pursuant to the Report and Order, including the costs to acquire additional spectrum, the costs related to retuning, or swapping spectrum held by 900 MHz site-based licensees in the broadband segment that is required under section 90.621(b) to be protected by a broadband licensee with a base station at any location within the county, or any 900 MHz geographic-based SMR licensee in the broadband segment whose license area completely or partially overlaps the county, and the costs of paying Anti-Windfall Payments to the U.S. Treasury; costs related to the commercializing of our spectrum assets; and our ability to sign customer contracts and generate revenues from the license or transfer of any broadband licenses we secure; the terms and conditions of any customer contracts, including the timing of payments.
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
The following table presents the share repurchase activity for the three and six months ended September 30, 2022 and 2021 (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Number of shares repurchased	54	—	110	—
Average price paid per share*	$36.73	$—	$48.42	$—
Total cost to repurchase	$2,000	$—	$4,725	$—
*Average price paid per share includes costs associated with the repurchases.
As of September 30, 2022, $30.3 million is remaining under the share repurchase program.
Off-balance sheet arrangements
As of September 30, 2022 and March 31, 2022, we did not have and do not have any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers.
The following table provides information with respect to purchases of our common stock by the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended September 30, 2022.
Issuer Purchases of Equity Securities (1)
(in thousands except for share and per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs
July 1, 2022 through July 31, 2022
Open market and privately negotiated purchases	—	$—	—	$32,313
August 1, 2022 through August 31, 2022
Open market and privately negotiated purchases	—	—	—	32,313
September 1, 2022 through September 30, 2022
Open market and privately negotiated purchases	54,450	36.73	54,450	30,313
Total	54,450	$36.73	54,450	$30,313
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2(2)	Certificate of Amendment No. 1 of Amended and Restated Certificate of Incorporation of the Company.
3.3(3)	Certificate of Amendment No. 2 of Amended and Restated Certificate of Incorporation of the Company.
3.4(4)	Amended and Restated Bylaws of the Company.
3.5(5)	Amendment No. 1 to the Amended and Restated Bylaws of the Company.
4.1(6)	Form of Common Stock Certificate of the Company.
10.1#	The Company’s Executive Severance Plan as amended August 9, 2022.
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

Anterix Inc.

Date: October 31, 2022	/s/ Robert H. Schwartz
Robert H. Schwartz
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 31, 2022	/s/ Timothy A. Gray
Timothy A. Gray
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)