Form 10-Q
period 2022-12-31
Anterix Inc.
filed 2023-02-09
CIK 1304492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
At February 7, 2023, 18,868,860 shares of the registrant’s common stock were outstanding.

Anterix Inc.
FORM 10-Q
For the quarterly period ended December 31, 2022

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the “Quarterly Report”) includes statements of our expectations, intentions, plans, projections, guidance and beliefs that constitute “forward-looking statements.” These forward-looking statements are principally, but not solely, contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements include, but are not limited to, statements about our strategies, plans, objectives, expectations, projections, guidance, intentions, expenditures and assumptions and other statements contained herein that are not historical facts. Our forward-looking statements are generally, but not always, accompanied by words such as, but not limited to, “aim,” “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend” “may,” “might,” “ongoing,” “plan,” “possible,” “project,” “predict,” “potential,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or phrases, or the negative of those expressions or phrases, or other words that convey the uncertainty of future events or outcomes, which are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We have based these forward-looking statements on our current expectations, guidance and projections and related assumptions, about future events and financial trends. While our management considers these expectations, guidance, projections and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. There can be no assurance that actual developments will be as we anticipate. Actual results may differ materially from those expressed or implied in these statements as a result of significant risks and uncertainties, including, but not limited to:
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
•our ability to correctly estimate our revenues and operating expenses and our future financial needs;
•our ability to achieve our operating and financial projections and guidance;
•our ability to support our future operations and business plans and return capital to our stockholders through our share repurchase program with our existing cash resources and the proceeds we generate from our commercial operations without the need to raise additional capital through the issuance of stock or debt securities;
•the extent and duration of the impact of the COVID-19 pandemic and negative macroeconomic pressures, including inflation, on our business and on our potential customers’ businesses, may continue to adversely affect our commercialization efforts and our results of operations;
•our ability to retune or relocate incumbent narrowband licensees in a timely manner and on commercially reasonable terms, or at all;
•our ability to satisfy our obligations, including the delivery of cleared spectrum and broadband licenses, and the other contingencies required by our commercial agreements with Ameren Corporation (“Ameren”), San Diego Gas & Electric Company, a subsidiary of Sempra Energy (“SDG&E”), Evergy, Inc. (“Evergy”), and Xcel Energy Services Inc. (“Xcel Energy”) on a timely basis and on commercially reasonable terms;
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

PART I. FINANCIAL INFORMATION
Item 1: Consolidated Financial Statements
Anterix Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2022	March 31, 2022
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$57,511	$105,624
Prepaid expenses and other current assets	14,957	10,147
Total current assets	72,468	115,771
Property and equipment, net	3,342	2,949
Right of use assets, net	3,567	4,047
Intangible assets	169,657	151,169
Other assets	8,572	4,108
Total assets	$257,606	$278,044
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$6,557	$6,526
Due to related parties	120	120
Operating lease liabilities	1,749	1,512
Contingent liability	20,249	—
Deferred revenue	2,656	1,478
Total current liabilities	31,331	9,636
Operating lease liabilities	3,193	4,177
Contingent liability	—	20,000
Deferred revenue	58,711	53,200
Deferred income tax	4,805	4,192
Other liabilities	541	541
Total liabilities	98,581	91,746
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized and no shares outstanding at December 31, 2022 and March 31, 2022	—	—
Common stock, $0.0001 par value per share, 100,000,000 shares authorized and 18,868,860 shares issued and outstanding at December 31, 2022 and 18,377,483 shares issued and outstanding at March 31, 2022	2	2
Additional paid-in capital	512,934	500,125
Accumulated deficit	(353,911)	(313,829)
Total stockholders’ equity	159,025	186,298
Total liabilities and stockholders’ equity	$257,606	$278,044
See accompanying notes to consolidated financial statements.

Anterix Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2022	2021	2022	2021
Spectrum revenues	$578	$385	$1,311	$749

Operating expenses
Direct cost of revenue (exclusive of depreciation and amortization)	—	5	—	5
General and administrative	12,085	10,219	34,871	29,774
Sales and support	1,385	1,263	3,785	3,311
Product development	936	893	3,012	2,826
Depreciation and amortization	373	323	1,107	996
Operating expenses	14,779	12,703	42,775	36,912
Gain from disposal of intangible assets, net	(5,776)	—	(9,329)	(10,230)
(Gain) loss from disposal of long-lived assets, net	(21)	57	1	111
Loss from operations	(8,404)	(12,375)	(32,136)	(26,044)
Interest income	409	9	670	55
Other income	185	63	232	197
Loss before income taxes	(7,810)	(12,303)	(31,234)	(25,792)
Income tax expense	210	412	625	710
Net loss	$(8,020)	$(12,715)	$(31,859)	$(26,502)

Net loss per common share basic and diluted	$(0.42)	$(0.69)	$(1.69)	$(1.47)
Weighted-average common shares used to compute basic and diluted net loss per share	18,930,594	18,313,193	18,834,991	18,072,904
See accompanying notes to consolidated financial statements.

Anterix Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)
(Unaudited)

	Number of Shares
	Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total
Balance at September 30, 2022	18,960	$2	$508,480	$(342,393)	$166,089
Equity based compensation	—	—	4,592	—	4,592
Restricted shares issued	18	—	—	—	—
Shares withheld for taxes	(3)	—	(138)	—	(138)
Retirement of common stock	(106)	—	—	(3,498)	(3,498)
Net loss	—	—	—	(8,020)	(8,020)
Balance at December 31, 2022	18,869	$2	$512,934	$(353,911)	$159,025

Balance at March 31, 2022	18,378	$2	$500,125	$(313,829)	$186,298
Equity based compensation	—	—	13,411	—	13,411
Restricted shares issued	203	—	—	—	—
Stock option exercises	37	—	872	—	872
Motorola shares	500	—	—	—	—
Shares withheld for taxes	(33)	—	(1,474)	—	(1,474)
Retirement of common stock	(216)	—	—	(8,223)	(8,223)
Net loss	—	—	—	(31,859)	(31,859)
Balance at December 31, 2022	18,869	$2	$512,934	$(353,911)	$159,025
See accompanying notes to consolidated financial statements.

Anterix Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)
(Unaudited)

	Number of Shares
	Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total
Balance at September 30, 2021	18,334	$2	$488,366	$(275,135)	$213,233
Equity based compensation	—	—	3,631	—	3,631
Restricted shares issued	22	—	—	—	—
Stock option exercises	211	—	3,618	—	3,618
Shares withheld for taxes	(2)	—	(150)	—	(150)
Retirement of common stock	(200)	—	—	(11,993)	(11,993)
Net loss	—	—	—	(12,715)	(12,715)
Balance at December 31, 2021	18,365	$2	$495,465	$(299,843)	$195,624

Balance at March 31, 2021	17,670	$2	$472,854	$(260,348)	$212,508
Equity based compensation	—	—	10,147	—	10,147
Restricted shares issued	207	—	—	—	—
Stock option exercises*	732	—	13,922	—	13,922
Shares withheld for taxes	(24)	—	(1,458)	—	(1,458)
Retirement of common stock*	(220)	—	—	(12,993)	(12,993)
Net loss	—	—	—	(26,502)	(26,502)
Balance at December 31, 2021	18,365	$2	$495,465	$(299,843)	$195,624
*Includes approximately $1.0 million, or 20,132 shares, received associated with a non-cash exercise of stock options and subsequent retirement. See Note 7 Stockholders’ Equity.
See accompanying notes to consolidated financial statements.

Anterix Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine months ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(31,859)	$(26,502)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,107	996
Non-cash compensation expense attributable to stock awards	13,411	10,047
Deferred income taxes	613	710
Gain from disposal of intangible assets, net	(9,329)	(10,230)
Loss on disposal of long-lived assets, net	1	111
Changes in operating assets and liabilities
Accounts receivable	—	4
Prepaid expenses and other assets	666	(115)
Right of use assets	480	844
Accounts payable and accrued expenses	43	528
Due to related parties	—	8
Operating lease liabilities	(747)	(1,087)
Contingent Liability	249	—
Deferred revenue	6,689	52,030
Other liabilities	—	(307)
Net cash (used in) provided by operating activities	(18,676)	27,037
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible assets, including refundable deposits	(19,069)	(16,030)
Purchases of equipment	(1,543)	(252)
Net cash used in investing activities	(20,612)	(16,282)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	872	12,922
Repurchase of common stock	(8,223)	(11,993)
Payments of withholding tax on net issuance of restricted stock	(1,474)	(1,458)
Net cash used in financing activities	(8,825)	(529)
Net change in cash and cash equivalents	(48,113)	10,226
CASH AND CASH EQUIVALENTS
Beginning of the period	105,624	117,538
End of the period	$57,511	$127,764
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period:
Taxes paid	$12	$7
Non-cash investing activity:
Network equipment provided in exchange for wireless licenses	$30	$79
Non-cash financing activities:
Shares surrendered from stock option exercises	$—	$1,000
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
Business Developments
On October 28, 2022, the Company entered into an agreement with Xcel Energy Services Inc. (“Xcel Energy”) providing Xcel Energy dedicated long-term usage of the Company’s 900 MHz Broadband Spectrum for a term of 20 years throughout Xcel Energy’s service territory in eight states (the “Xcel Energy Agreement”). The Xcel Energy Agreement also provides Xcel Energy an option to extend the agreement for two 10-year terms for additional payments. The Xcel Energy Agreement allows Xcel Energy to deploy a private LTE network to support its grid modernization initiatives for the benefit of its approximately 3.7 million electricity customers and 2.1 million natural gas customers. The scheduled prepayments for the 20-year initial term of the Xcel Energy Agreement total $80.0 million, of which $8.0 million was received by the Company in December 2022. See Note 2 Revenue for further discussion on the Xcel Energy Agreement.
In September 2021, the Company entered into a long-term lease agreement of 900 MHz Broadband Spectrum with Evergy, Inc. (“Evergy”) (the “Evergy Agreement”). The Evergy service territories covered by the Evergy Agreement are in Kansas and Missouri with a population of approximately 3.9 million people. The Evergy Agreement is for a term of up to 40 years, comprised of an initial term of 20 years and two 10-year renewal options for additional payments. The Company received full prepayment of $30.2 million for the initial 20-year term in October 2021. During the nine months ended December 31, 2022, the Company leased to Evergy the first deliverable of 1.4 x 1.4 cleared Broadband Spectrum and the associated broadband licenses for 70 counties. The revenue recognized for the three and nine months ended December 31, 2022 was approximately $0.2 million and $0.3 million, respectively.
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
In May 2022, the Company issued Motorola 500,000 shares of its common stock (the “Shares”). Motorola received the Shares by electing to convert 500,000 Class B Units (the “Units”) it held in the Company’s subsidiary, PDV Spectrum Holding Company, LLC (the “Subsidiary”). Motorola acquired the Units in September 2014 in connection with a Spectrum Lease Agreement between Motorola and the Subsidiary (the “2014 Motorola Spectrum

Agreement”). Under the 2014 Motorola Spectrum Agreement, Motorola leased a portion of the Company’s narrowband spectrum, which was held by the Subsidiary, in consideration for an upfront, fully-paid leasing fee of $7.5 million and a $10.0 million investment in the Units. Motorola had the right at any time to convert its Units into the Shares, representing a conversion price of $20.00 per share.
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
Recently Adopted Accounting Guidance
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), and has subsequently modified several areas of the Accounting Standards Codification (“ASC”) 326, Financial Instruments – Credit Losses, in order to provide additional clarity and improvements. The new standard requires entities to use a Current Expected Credit Loss impairment model based on expected losses rather than incurred losses. Under this model, an entity would recognize an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect from financial assets measured at amortized cost within the scope of the standard. The entity’s estimate would consider relevant information about past events, current conditions and reasonable and supportable forecasts, which will result in recognition of lifetime expected credit losses. As the Company was previously a smaller reporting company, the standard updates would have been effective beginning April 2023, however, due to the transition to a large accelerated filer during the 2022 fiscal year, the updates were effective for the Company as of the fiscal year end 2022. The Company adopted the new standard effective March 31, 2022, and the adoption did not have a material impact on its consolidated financial statements and related disclosures.
Recently Issued Accounting Pronouncements
While there have been accounting standards that have been issued or proposed by the FASB or other standard-setting bodies that do not require adoption until a future date, these updates are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

2.    Revenue
The following table provides information regarding the Company’s revenue for each of the services it provides pursuant to its spectrum revenue agreements for the three and nine months ended December 31, 2022 and 2021 (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2022	2021	2022	2021
Spectrum revenues
900 MHz Broadband Spectrum Revenue
Ameren	$152	$202	$457	$202
Evergy(1)	244	—	308	—
Narrowband Spectrum Revenue
Motorola	182	183	546	547
Total spectrum revenue(2)	$578	$385	$1,311	$749
1.The Company commenced revenue recognition in connection with the delivery of cleared 900 MHz Broadband Spectrum and the associated broadband licenses to Evergy for 70 counties.
2.Revenue recognized during the three and nine months ended December 31, 2022 and 2021 was included in deferred revenue at the beginning of the respective periods.
Spectrum Revenue Agreements
Refer to the Company’s 2022 Annual Report for a description of the Company’s spectrum revenue agreements entered into prior to March 31, 2022. The following reflects agreements entered into during the nine months ended December 31, 2022.
On October 28, 2022, the Company entered into an agreement with Xcel Energy providing Xcel Energy dedicated long-term usage of the Company’s 900 MHz Broadband Spectrum for a term of 20 years throughout Xcel Energy’s service territory in eight states including Colorado, Michigan, Minnesota, New Mexico, North Dakota, South Dakota, Texas and Wisconsin. The Xcel Energy Agreement also provides Xcel Energy an option to extend the agreement for two 10-year terms for additional payments. The Xcel Energy Agreement allows Xcel Energy to deploy a private LTE network to support its grid modernization initiatives for the benefit of its approximately 3.7 million electricity customers and 2.1 million natural gas customers. The scheduled prepayments for the 20-year initial terms of the Xcel Energy Agreement total $80.0 million, of which $8.0 million was received by the Company in December 2022. The remaining prepayments for the 20-year initial term are due by mid-2028, per the terms of the Xcel Energy Agreement and as the Company delivers the relevant cleared 900 MHz Broadband Spectrum and the associated broadband licenses. The Company is working with incumbents to clear the 900 MHz Broadband Spectrum allocation in Xcel Energy service territories. In accordance with ASC 606 Revenue from Contracts with Customers, the payments of prepaid fees under the Xcel Energy Agreement will be accounted for as deferred revenue on the Company’s Consolidated Balance Sheets. Revenue will be recognized over time as the performance obligations of clearing the 900 MHz Broadband Spectrum and the associated broadband licenses are delivered by respective county, over the contractual term of approximately 20 years.
Contract Assets
The Company recognizes a contract asset for the incremental costs of obtaining a contract with a customer. These costs include sales commissions and stock compensation. These costs are amortized ratably using the portfolio approach over the estimated customer contract period. The Company will review the contract asset on a periodic basis to determine if an impairment exists, and subsequent to the Company’s adoption of ASU 2016-13, will review the contract assets for potential credit loss exposure. If it is determined that there is an impairment, or a potential credit loss, the Company will expense the contract asset.
For the nine months ended December 31, 2022 and 2021, the Company incurred and capitalized commission costs and stock compensation related to activities to obtain its long-term 900 MHz Broadband Spectrum lease agreements amounting to approximately $109,000 and $129,000, respectively. These capitalized costs will be amortized over the contractual term upon the commencement of the associated agreements.

The following table presents the activity for the Company’s contract assets (in thousands):

Contract Assets
Balance at March 31, 2022	$638
Additions	109
Amortization	(11)
Balance at December 31, 2022	736
Less amount classified as current assets - prepaid expenses and other current assets	(347)
Noncurrent assets - included in other assets	$389
Contract liabilities
Contract liabilities primarily relate to advance consideration received from customers for spectrum services, for which revenue is recognized over time, as the services are performed. These contract liabilities are recorded as deferred revenue on the balance sheet.
For the nine months ended December 31, 2022, deferred revenue increased by $8.0 million as a result of prepayments received in connection with the Xcel Energy Agreement. For the nine months ended December 31, 2021, deferred revenue increased by $52.8 million as a result of prepayments received in connection with the Ameren Corporation (“Ameren”) and Evergy lease agreements.
The following table presents the activity for the Company’s contract liabilities (in thousands):

Contract Liabilities
Balance at March 31, 2022	$54,678
Additions	8,000
Revenue recognized	(1,311)
Balance at December 31, 2022	61,367
Less amount classified as current liabilities	(2,656)
Noncurrent liabilities	$58,711
3.    Intangible Assets
Wireless licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but instead are tested for impairment annually, or more frequently if an event indicates that the asset might be impaired. There were no triggering events indicating impairment during the nine months ended December 31, 2022.
During the nine months ended December 31, 2022, the Company acquired wireless licenses for cash consideration of $9.2 million, after receiving FCC approval, of which $7.0 million was spent on licenses acquired, including costs associated with license swaps, by entering into agreements with several third parties in multiple U.S. markets and $2.2 million was paid to the U.S. Treasury for Anti-Windfall payments, i.e. payments to cover any shortfall of channels needed in a given county to reach the requisite 240 channels required to be surrendered to secure a broadband license for such county. As of December 31, 2022 and March 31, 2022, the Company recorded initial deposits to incumbents amounting to approximately $13.3 million and $8.0 million, respectively, that are refundable if the FCC does not approve the sale, swap or retuning of the spectrum. Of the $13.3 million initial refundable deposit balance as of December 31, 2022, $12.7 million was included in prepaid expenses and other current assets and the remaining $0.6 million in other assets in the Consolidated Balance Sheets. Of the $8.0 million initial refundable deposit balance as of March 31, 2022, $7.6 million was included in prepaid expenses and other current assets and the remaining $0.4 million in other assets in the Consolidated Balance Sheets. As of December 31, 2022 and March 31, 2022, the Company recorded deferred charges of $8.0 million and $3.4 million, respectively, related to closed retuning deals, of which $0.6 million and $0.2 million, respectively, was recorded in prepaid expenses and other current assets and $7.4 million and $3.1 million, respectively, was recorded in other assets.

During the nine months ended December 31, 2022, the Company applied for, and was granted by the FCC, broadband licenses for 70 counties in connection with the long-term lease agreement with Evergy. The Company recorded the new broadband licenses collectively at their estimated accounting cost basis of approximately $13.1 million. In connection with receiving the broadband licenses, the Company disposed of $3.8 million of the value ascribed to the narrowband licenses it relinquished to the FCC for the same 70 counties. The total carrying value of narrowband licenses included the cost to acquire the original narrowband licenses, Anti-Windfall payments paid to cover the shortfall in each county and the clearing costs. As a result of the exchanges of narrowband licenses for broadband licenses, the Company recorded a non-monetary gain on the disposal of intangible assets of $5.8 million and $9.3 million, for the three and nine months ended December 31, 2022, respectively.
Intangible assets consist of the following activity for the nine months ended December 31, 2022 (in thousands):

Wireless Licenses
Balance at March 31, 2022	$151,169
Acquisitions	9,159
Exchanges – broadband licenses received	13,107
Exchanges – narrowband licenses surrendered	(3,778)
Balance at December 31, 2022	$169,657
4.    Related Party Transactions
Refer to the Company’s 2022 Annual Report for a more complete description of the nature of its related party transactions prior to March 31, 2022. The following reflects the related party activity during the three and nine months ended December 31, 2022 and 2021.
In connection with the Service Revenue Transfer, the Company was obligated to pay a monthly service fee for a 24-month period that ended on January 7, 2021, for its assumption of support obligations under the transfer agreements. The Company is also obligated to pay a certain portion of the billed revenue received by the Company from pdvConnect customers for a 48-month period. For the three and nine months ended December 31, 2022 and 2021, the Company incurred payments of $15,000 and $45,000, respectively. As of December 31, 2022 and March 31, 2022, the Company did not have outstanding liabilities to the related parties associated with the service transfer.
During the nine months ended December 31, 2022, the Company purchased equipment from Motorola in the amount of $910,000. In addition, the Company entered into a Frequency Relocation Agreement with Motorola for a total amount of $967,000, of which the Company paid $97,000 during the quarter ended December 31, 2022. As of December 31, 2022 and March 31, 2022, the Company owed $120,000 to Motorola, unrelated to the Frequency Relocation Agreement.
During 2020, the Company entered into a consulting agreement with Rachelle B. Chong under which Ms. Chong serves as a Senior Advisor to the Company’s management team, subsequent to her resignation from the Company’s Board and as a member of the Board’s Nominating and Corporate Governance Committee. In July 2022, the Company extended the agreement by an additional 12 months with a new termination date of May 14, 2023. For the three and nine months ended December 31, 2022 and 2021, the Company incurred $36,000 and $108,000 in consulting fees to Ms. Chong, respectively. As of December 31, 2022 and March 31, 2022, the Company did not have any outstanding liabilities to Ms. Chong.

During 2020, the Company entered into an annual consulting agreement with Brian D. McAuley under which Mr. McAuley serves as a Senior Advisor to the Company’s management team and provide strategic, corporate governance and Board advisory services, subsequent to his resignation as Executive Chairman of the Board. In July 2022, the Company extended the agreement by an additional 12 months with a new termination date of September 1, 2023. For the three and nine months ended December 31, 2022 and 2021, the Company incurred $10,000 and $30,000 in consulting fees to Mr. McAuley, respectively. As of December 31, 2022 and March 31, 2022, the Company did not have any outstanding liabilities to Mr. McAuley.

5.    Leases

All leases in which the Company is the lessee are comprised of corporate office space and tower space. The Company is obligated under certain lease agreements for office space with lease terms expiring on various dates from October 31, 2023 through June 30, 2027, which includes lease extensions for its corporate headquarters ranging from three to ten years. The Company entered into multiple lease agreements for tower space with lease expiration dates ranging from January 15, 2023 to August 31, 2029.

All of the Company’s leases are classified as operating leases, and as such, were previously not recognized on the Company’s Consolidated Balance Sheet. With the adoption of ASC 842 Leases, operating lease agreements are required to be recognized on the Consolidated Balance Sheet as right of use (“ROU”) assets and corresponding lease liabilities.
ROU assets include any prepaid lease payments and exclude any lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The lease terms may include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option.
Weighted-average remaining lease term and incremental borrowing rate for the Company’s operating leases are as follows:

	Nine months ended December 31,
	2022	2021
Weighted average term - operating lease liabilities	3.01 years	3.78 years
Weighted average incremental borrowing rate - operating lease liabilities	12%	13%
Rent expense amounted to approximately $0.5 million and $1.4 million, respectively, for the three and nine months ended December 31, 2022, which is included in general and administrative expenses in the Consolidated Statement of Operations. Rent expense amounted to approximately $0.5 million and $1.5 million, respectively, for the three and nine months ended December 31, 2021, which is included in general and administrative expenses in the Consolidated Statement of Operations.
The following table presents net lease cost for the three and nine months ended December 31, 2022 and 2021 (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2022	2021	2022	2021
Lease cost
Operating lease cost (cost resulting from lease payments)	$461	$485	$1,355	$1,493
Short term lease cost	—	3	7	13
Net lease cost	$461	$488	$1,362	$1,506
The following table presents supplemental cash flow and non-cash activity information for the nine months ended December 31, 2022 and 2021 (in thousands):

	Nine months ended December 31,
	2022	2021
Cash paid activity:
Operating lease - operating cash flows (fixed payments)	$1,634	$1,719
Operating lease - operating cash flows (liability reduction)	$747	$1,087
Non-cash activity:
Right of use assets obtained in exchange for new operating lease liabilities	$165	$78

The following table presents supplemental balance sheet information as of December 31, 2022 and March 31, 2022 (in thousands):

	December 31, 2022	March 31, 2022
Non-current assets - right of use assets, net	$3,567	$4,047
Current liabilities - operating lease liabilities	$1,749	$1,512
Non-current liabilities - operating lease liabilities	$3,193	$4,177
Future minimum payments under non-cancelable leases for office and tower spaces (exclusive of real estate tax, utilities, maintenance and other costs borne by the Company) for the remaining terms of the leases following the nine months ended December 31, 2022, are as follows (in thousands):

Fiscal Year	Operating Leases
2023 (excluding the nine months ended December 31, 2022)	$567
2024	2,128
2025	1,661
2026	902
2027	497
After 2027	174
Total future minimum lease payments	5,929
Amount representing interest	(987)
Present value of net future minimum lease payments	$4,942
6.    Income Taxes
The Company used a discrete effective tax rate method to calculate taxes for the three and nine months ended December 31, 2022. The Company determined that applying an estimate of the annual effective tax rate would not provide a reasonable estimate as small changes in estimated “ordinary” loss could result in significant changes in the estimated annual effective tax rate. Accordingly, for the three and nine months ended December 31, 2022, the Company recorded a total deferred tax expense of $0.2 million and $0.6 million, respectively, due to the inability to use some portion of its federal and state NOL carryforwards against the deferred tax liability created by the amortization of indefinite-lived intangibles.
The Company’s net operating losses (“NOLs”) generated after March 31, 2018 may be used as an indefinite-lived asset to offset its deferred tax liability but are limited to 80% of future taxable income. The deferred tax liabilities as of December 31, 2022 are approximately $2.6 million for federal and $2.2 million for state.
7.    Stockholders’ Equity
The Company established the 2014 Stock Plan (the “2014 Stock Plan”) to attract, retain and reward individuals who contribute to the achievement of the Company’s goals and objectives. This 2014 Stock Plan superseded previous stock plans.
The Board has reserved 5,027,201 shares of common stock for issuance under the 2014 Stock Plan as of December 31, 2022, of which 490,704 shares are available for future issuance. Historically, the number of shares reserved under the 2014 Stock Plan were increased, based on Board approval, each January 1 by an amount equal to the lesser of (i) 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or (ii) a lesser amount determined by the Board (the “evergreen provision”). Effective January 1, 2021, the Board elected to increase the shares authorized under the 2014 Stock Plan by 879,216 shares, which represented 5% of the of the Company’s common stock issued and outstanding as of December 31, 2020. On June 14, 2021, the Compensation Committee of the Board approved Amendment No. 1 to 2014 Stock Plan to eliminate the evergreen provision for all future years (i.e., January 1, 2022 through January 1, 2024).

During the nine months ended December 31, 2022 and the year ended March 31, 2022, a total of 207,231 and 979,320 shares, respectively, were issued in connection with the vesting, conversion and or exercise of grants under the Company’s 2014 Stock Plan.
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
The following table presents the share repurchase activity for the three and nine months ended December 31, 2022 and 2021 (in thousands, except per share data):

	Three months ended December 31,		Nine months ended December 31,
	2022	2021	2022	2021
Number of shares repurchased and retired	106	200	216	200
Average price paid per share*	$33.11	$60.02	$47.05	$60.02
Total cost to repurchase	$3,498	$11,993	$8,223	$11,993
*Average price paid per share includes costs associated with the repurchase.
As of December 31, 2022, $26.8 million is remaining under the share repurchase program.
Motorola Shares
In September 2014, Motorola invested $10.0 million to purchase 500,000 Class B Units of the Company’s Subsidiary (at a price equal to $20.00 per unit). The Company owns 100% of the Class A Units in the Subsidiary. Motorola had the right at any time to convert its 500,000 Class B Units into 500,000 shares of the Company’s common stock and in May 2022, Motorola exercised such right to convert its 500,000 Class B Units into 500,000 shares of the Company’s common stock. In June 2022, the Company filed a Registration Statement on Form S-3 to register the 500,000 shares of the Company’s Common Stock held by Motorola for the resale or other disposition of such shares by Motorola (the “Resale Registration Statement”). The Resale Registration Statement was declared effective by the SEC on July 15, 2022.
8.    Net Loss Per Share of Common Stock
Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. For purposes of the diluted net loss per share calculation, preferred stock, stock options, restricted stock and warrants are considered to be potentially dilutive securities. Because the Company has reported a net loss for the three and nine months ended December 31, 2022 and 2021, respectively, diluted net loss per common share is the same as basic net loss per common share for those periods.

Common stock equivalents resulting from potentially dilutive securities approximated 381,000 and 1,410,000 at December 31, 2022 and 2021, respectively, and have not been included in the dilutive weighted average shares of common stock outstanding, as their effects are anti-dilutive.
9.    Contingencies and Guaranty
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
As the Company is required to refund payments it has received in the event of termination or non-delivery of the specific county’s 900 MHz Broadband Spectrum, it recorded the $20.2 million received from SDG&E as contingent liability in the Consolidated Balance Sheet. As of December 31, 2022, the Company recorded the $20.2 million payments from SDG&E as a short-term liability due to the expected timing of delivery.
Xcel Energy Guaranty
In connection with Xcel Energy Agreement, the Company entered into a guaranty agreement, under which the Company guaranteed the delivery of the relevant 900 MHz Broadband Spectrum and the associated broadband licenses in Xcel Energy’s service territory in eight states along with other commercial obligations. In the event of default or non-delivery of the specific territory’s 900 MHz Broadband Spectrum, the Company is required to refund payments it has received. In addition, to the extent it has performed its obligations, the Company’s liability and obligations under the Xcel Energy Agreement will extend only to the remaining unperformed obligations. The Company has not recorded a liability for these guarantees as delivery of the relevant cleared 900 MHz Broadband licenses or counties is expected to commence in the first quarter of Fiscal 2024 through 2028. As of December 31, 2022, the maximum potential liability of future undiscounted payments under this agreement is approximately $8.0 million.
Litigation
From time to time, the Company may be involved in litigation that arises from the ordinary operations of the business, such as contractual or employment disputes or other general actions. The Company is not involved in any material legal proceedings at this time.
COVID-19 Pandemic and Macroeconomic Conditions
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic and COVID-19 continues to cause significant disruptions throughout the world. The ultimate extent of the impact of COVID-19 on the future financial performance of the Company will depend on ongoing developments, all of which remain uncertain and cannot be predicted. The Company continues to closely monitor the risks posed by COVID-19 and adjusts its practices accordingly. Additionally, although difficult to quantify, the Company believes that the current macroeconomic environment, including inflation, may have an adverse effect on the Company’s target customers’ businesses, which may harm the Company’s commercialization efforts and negatively impact the Company’s revenues. If the Company is not able to control its higher operating costs or if the Company’s commercialization efforts are slowed or negatively impacted, continued periods of high inflation could have a material adverse effect on the Company’s business, operating results and financial condition.

In December 2020, the Company deferred payroll taxes under the Coronavirus Aid Relief and Economic Security Act, which was signed into law on March 27, 2020. The deferral amounted to approximately $0.3 million, which has assisted the Company in managing the financial impact caused by the pandemic. Of the total deferred, approximately $0.2 million was remitted to the IRS during Fiscal 2022, with the remaining amount remitted during the three months ended December 31, 2022.
10.    Concentrations of Credit Risk
Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The cash balance at times may exceed federally insured limits, however, the Company places its cash and temporary cash investments with financial institutions for which credit loss is not anticipated.
For the three and nine months ended December 31, 2022 and 2021, the Company’s operating revenue was entirely from upfront, fully paid fees received from Motorola, Ameren and Evergy, as discussed in Note 2 Revenue.
As of December 31, 2022 and March 31, 2022, the Company does not have an outstanding accounts receivable balance.

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
Business Developments
On October 28, 2022, we entered into an agreement with Xcel Energy providing Xcel Energy dedicated long-term usage of our 900 MHz Broadband Spectrum for a term of 20 years throughout Xcel Energy’s service territory in eight states (the “Xcel Energy Agreement”). The Xcel Energy Agreement also provides Xcel Energy an option to extend the agreement for two 10-year terms for additional payments. The Xcel Energy Agreement allows Xcel Energy to deploy a private LTE network to support its grid modernization initiatives for the benefit of its approximately 3.7 million electricity customers and 2.1 million natural gas customers. The scheduled prepayments for the 20-year initial term of the Xcel Energy Agreement total $80.0 million, of which $8.0 million was received in December 2022.
In September 2021, we entered into a long-term lease agreement of 900 MHz Broadband Spectrum with Evergy (the “Evergy Agreement”). The Evergy service territories covered by the Evergy Agreement are in Kansas and Missouri with a population of approximately 3.9 million people. The Evergy Agreement is for a term of up to 40 years, comprised of an initial term of 20 years and two 10-year renewal options for additional payments. We received full prepayment of $30.2 million for the initial 20-year term in October 2021. During the nine months ended December 31, 2022, we leased to Evergy the first deliverable of 1.4 x 1.4 cleared Broadband Spectrum and the associated broadband licenses for 70 counties. The revenue recognized for the three and nine months ended December 31, 2022 was approximately $0.2 million and $0.3 million, respectively.
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
In May 2022, we issued Motorola 500,000 shares of our common stock (the “Shares”). Motorola received the Shares by electing to convert 500,000 Class B Units (the “Units”) it held in our subsidiary, PDV Spectrum Holding Company, LLC (the “Subsidiary”). Motorola acquired the Units in September 2014 in connection with a Spectrum Lease Agreement between Motorola and the Subsidiary (the “2014 Motorola Spectrum Agreement”). Under the 2014 Motorola Spectrum Agreement, Motorola leased a portion of our narrowband spectrum, which was held by the Subsidiary, in consideration for an upfront, fully-paid leasing fee of $7.5 million and a $10.0 million investment in the Units. Motorola had the right at any time to convert its Units into the Shares, representing a conversion price of $20.00 per share. In June 2022, we filed a Registration Statement on Form S-3 to register the 500,000 shares of our common stock held by Motorola for resale or other disposition by Motorola (the “Resale Registration Statement”). The Resale Registration Statement was declared effective by the SEC on July 15, 2022.
Results of Operations
Comparison of the three and nine months ended December 31, 2022 and 2021
The following tables set forth our results of operations for the three and nine months ended December 31, 2022 (“Fiscal 2023”) and 2021 (“Fiscal 2022”). The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.
Spectrum revenues

	Three months ended December 31,		Aggregate Change		Nine months ended December 31,		Aggregate Change
(in thousands)	2022	2021	2022 from 2021		2022	2021	2022 from 2021
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
Spectrum revenues	$578	$385	$193	50%	$1,311	$749	$562	75%
Spectrum revenues increased by $0.2 million, or 50%, to $0.6 million for the three months ended December 31, 2022 from $0.4 million for the three months ended December 31, 2021. The increase for the three months ended December 31, 2022 of $0.2 million, was attributable to revenue recognized in connection with the Evergy Agreement. Spectrum revenues increased by $0.6 million, or 75%, to $1.3 million for the nine months ended December 31, 2022 from $0.7 million for the nine months ended December 31, 2021. The increase for the nine months ended December 31, 2022 of $0.6 million, was attributable to revenue recognized in connection with our agreements with Ameren and Evergy of approximately $0.3 million each.
Operating expenses

	Three months ended December 31,		Aggregate Change		Nine months ended December 31,		Aggregate Change
(in thousands)	2022	2021	2022 from 2021		2022	2021	2022 from 2021
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
Direct cost of revenue (exclusive of depreciation and amortization)	$—	$5	$(5)	-100%	$—	$5	$(5)	-100%
General and administrative	12,085	10,219	1,866	18%	34,871	29,774	5,097	17%
Sales and support	1,385	1,263	122	10%	3,785	3,311	474	14%
Product development	936	893	43	5%	3,012	2,826	186	7%
Depreciation and amortization	373	323	50	15%	1,107	996	111	11%
Operating expenses	$14,779	$12,703	$2,076	16%	$42,775	$36,912	$5,863	16%

Direct cost of revenue
Direct cost of revenue decreased a modest amount for the three and nine months ended December 31, 2022 as compared to the three and nine months ended December 31, 2021.
General and administrative expenses
General and administrative expenses increased by $1.9 million, or 18%, to $12.1 million for the three months ended December 31, 2022 from $10.2 million for three months ended December 31, 2021. The increase for the three months ended December 31, 2022 of $1.9 million, primarily resulted from $0.9 million higher stock compensation expense due to additional grants awarded during Fiscal 2023, $0.5 million higher headcount and related costs, $0.2 million higher regulatory fees, $0.1 million higher professional service costs, $0.1 million in higher recruiting costs, and $0.1 million higher travel and meeting costs. General and administrative expenses increased by $5.1 million, or 17%, to $34.9 million for the nine months ended December 31, 2022 from $29.8 million for nine months ended December 31, 2021. The increase for the nine months ended December 31, 2022 of $5.1 million, primarily resulted from $3.4 million higher stock compensation expense due to additional grants awarded during Fiscal 2023, $1.2 million higher headcount and related costs, $0.3 million higher travel and meeting costs, $0.2 million higher regulatory fees, $0.1 million higher recruiting cost and $0.1 million higher IT related costs, partially offset by $0.2 million lower site related costs.
Sales and support expenses
Sales and support expenses increased by $0.1 million, or 10%, to $1.4 million for the three months ended December 31, 2022 from $1.3 million for three months ended December 31, 2021. The increase for the three months ended December 31, 2022 of $0.1 million, primarily resulted from higher headcount and related costs. Sales and support expenses increased by $0.5 million, or 14%, to $3.8 million for the nine months ended December 31, 2022 from $3.3 million for nine months ended December 31, 2021. The increase for the nine months ended December 31, 2022 of $0.5 million, primarily resulted from a $0.3 million higher headcount and related costs, $0.2 million higher travel and meeting costs and $0.1 million higher marketing costs, partially offset by $0.1 million lower contract consulting costs.
Product development expenses
Product development expenses increased by $43 thousand, or 5%, to $0.9 million for the three months ended December 31, 2022 from $0.9 million for three months ended December 31, 2021. The increase in the three months ended December 31, 2022 of $43 thousand, primarily resulted from higher professional service costs and stock compensation expense. Product development expenses increased by $0.2 million, or 7%, to $3.0 million for the nine months ended December 31, 2022 from $2.8 million for nine months ended December 31, 2021. The increase in the nine months ended December 31, 2022 of $0.2 million, primarily resulted from $0.4 million higher IT related cost and $0.2 million higher consulting costs offset by $0.5 million lower headcount and related costs.
Depreciation and amortization
Depreciation and amortization increased by $50 thousand, or 15%, to $0.4 million for the three months ended December 31, 2022 from $0.3 million for three months ended December 31, 2021. Depreciation and amortization increased by $0.1 million, or 11%, to $1.1 million for the nine months ended December 31, 2022 from $1.0 million for nine months ended December 31, 2021. The increase for the three and nine months ended December 31, 2022 of $50 thousand and $0.1 million, respectively, was primarily as a result of assets placed in service during the periods.
Gain from disposal of intangible assets, net

	Three months ended December 31,		Aggregate Change		Nine months ended December 31,		Aggregate Change
(in thousands)	2022	2021	2022 from 2021		2022	2021	2022 from 2021
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
Gain from disposal of intangible assets, net	$(5,776)	$—	$(5,776)	100%	$(9,329)	$(10,230)	$901	-9%
During the three months ended December 31, 2022, we exchanged our narrowband licenses for broadband licenses in 25 counties. In connection with the exchange, we recorded an estimated accounting cost basis of $8.2 million for the new broadband licenses and disposed of $2.4 million related to the value ascribed to the narrowband licenses we relinquished to the FCC for those same 25 counties. As a result, we recorded a $5.8 million non-monetary gain from disposal of the intangible assets in our Consolidated Statements of Operations for the three months ended December 31, 2022. During the nine months ended December 31, 2022, we exchanged our narrowband licenses for broadband licenses in 70 counties. In connection with the exchange, we recorded an estimated accounting cost basis of $13.1 million for the new broadband licenses and disposed of $3.8 million related to the value ascribed to the narrowband licenses we relinquished to the FCC for those same 70 counties. As a result, we recorded a $9.3 million non-monetary gain from disposal of the intangible assets in our Consolidated Statements of Operations for the nine months ended December 31, 2022. Refer to Note 3 Intangibles in the Notes to the Unaudited Consolidated Financial Statements contained within this Quarterly Report for further discussion on the exchanges.
During the nine months ended December 31, 2021, we exchanged our narrowband licenses for broadband licenses in 12 counties. In connection with the exchange, we recorded an estimated accounting cost basis of $13.6 million for the new broadband licenses and disposed of $3.4 million related to the value ascribed to the narrowband licenses we relinquished to the FCC for those same 12 counties. As a result, we recorded a $10.2 million gain from disposal of the intangible assets in the Consolidated Statements of Operations for the nine ended December 31, 2021.
(Gain) loss from disposal of long-lived assets, net

	Three months ended December 31,		Aggregate Change		Nine months ended December 31,		Aggregate Change
(in thousands)	2022	2021	2022 from 2021		2022	2021	2022 from 2021
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
(Gain) loss from disposal of long-lived assets, net	$(21)	$57	$(78)	-137%	$1	$111	$(110)	-99%
(Gain) loss from disposal of long-lived assets, net decreased by $78 thousand, or -137%, to $21 thousand for the three months ended December 31, 2022 from $57 thousand for three months ended December 31, 2021. (Gain) loss from disposal of long-lived assets, net decreased by $0.1 million, or -99%, to $0.1 million for the nine months ended December 31, 2022 from $1 thousand for nine months ended December 31, 2021.
Interest income

	Three months ended December 31,		Aggregate Change		Nine months ended December 31,		Aggregate Change
(in thousands)	2022	2021	2022 from 2021		2022	2021	2022 from 2021
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
Interest income	$409	$9	$400	4444%	$670	$55	$615	1118%
Interest income increased by $0.4 million, or 4444%, to $0.4 million for the three months ended December 31, 2022 from $9 thousand for three months ended December 31, 2021. Interest income increased by $0.6 million, or 1118%, to $0.7 million for the nine months ended December 31, 2022 from $0.1 million for nine months ended December 31, 2021. The increase for the three and nine months ended December 31, 2022, was attributable to higher interest rates.
Other income

	Three months ended December 31,		Aggregate Change		Nine months ended December 31,		Aggregate Change
(in thousands)	2022	2021	2022 from 2021		2022	2021	2022 from 2021
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
Other income	$185	$63	$122	194%	$232	$197	$35	18%
Other income increased by $0.1 million, or 194%, to $0.2 million for the three months ended December 31, 2022 from $0.1 million for three months ended December 31, 2021. Other income increased by $35 thousand, or 18%, to $0.2 million for the nine months ended December 31, 2022 from $0.2 million for nine months ended December 31, 2021.

Income tax expense

	Three months ended December 31,		Aggregate Change		Nine months ended December 31,		Aggregate Change
(in thousands)	2022	2021	2022 from 2021		2022	2021	2022 from 2021
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
Income tax expense	$210	$412	$(202)	-49%	$625	$710	$(85)	-12%
For the three and nine months ended December 31, 2022, we recorded a total deferred tax expense of $0.2 million and $0.6 million, respectively, due to the inability to use some portion of federal and state NOL carryforwards against the deferred tax liability created by amortization of indefinite-lived intangibles.
For the three and nine months ended December 31, 2021, we recorded a total deferred tax expense of $0.4 million and $0.7 million, respectively, due to the inability to use some portion of our federal and state NOL carryforwards against the deferred tax liability created by amortization of indefinite-lived intangibles.
Liquidity and Capital Resources
Our principal source of liquidity is our cash and cash equivalents generated from customer contract proceeds. At December 31, 2022, we had cash and cash equivalents of $57.5 million.

We believe our cash and cash equivalents on hand, along with contracted proceeds from customers will be sufficient to meet our financial obligations through at least 12 months from the date of this Quarterly Report. As noted above, our future capital requirements will depend on a number of factors, including among others, the costs and timing of our spectrum retuning activities, spectrum acquisitions and the Anti-Windfall Payments to the U.S. Treasury, our operating activities, any cash proceeds we generate through our commercialization activities and our ability to timely deliver broadband licenses to our customers in accordance with our contractual obligations. We will deploy capital at our determined pace based on several key ongoing factors, including customer demand, market opportunity, and offsetting income from spectrum leases. As we cannot predict the duration or scope of the COVID-19 pandemic or the current negative macroeconomic environment, including the adverse effect of inflation, or their respective impacts on our Company or our targeted customers, we cannot reasonably estimate their respective potential negative financial impact to our results of operations, commercialization efforts and financial condition. We are actively managing our business to maintain our cash flow and believe that we currently have adequate liquidity. To implement our business plans and initiatives, however, we may need to raise additional capital. We cannot predict with certainty the exact amount or timing for any future capital raises. See “Risk Factors” in Item 1A of Part II of this Quarterly Report for a reference to the risks and uncertainties that could cause our costs to be more than we currently anticipate and/or our revenue and operating results to be lower than we currently anticipate. If required, we intend to raise additional capital through debt or equity financings, including pursuant to our Shelf Registration Statement (as defined below) or through some other financing arrangement. However, we cannot be sure that additional financing will be available if and when needed, or that, if available, we can obtain financing on terms favorable to our stockholders and to us. Any failure to obtain financing when required will have a material adverse effect on our business, operating results, financial condition and liquidity.
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

Cash Flows from Operating, Investing and Financing Activities

	Nine months ended December 31,
(in thousands)	2022	2021
	(Unaudited)	(Unaudited)
Net cash (used in) provided by operating activities	$(18,676)	$27,037
Net cash used in investing activities	$(20,612)	$(16,282)
Net cash used in financing activities	$(8,825)	$(529)
Net cash (used in) provided by operating activities. Net cash used in operating activities was $18.7 million for the nine months ended December 31, 2022, as compared to net cash provided by operating activities of $27.0 million for the nine months ended December 31, 2021. The majority of net cash used in operating activities during the nine months ended December 31, 2022, resulted from a net loss of $31.9 million, partially offset by an increase in deferred revenue of $6.7 million and non-cash adjustments to net loss of $5.8 million (primarily attributable to stock compensation expense of $13.4 million, partially offset by the gain on disposals of intangible assets of $9.3 million). The majority of net cash provided by operating activities during the nine months ended December 31, 2021, resulted from an increase in deferred revenue of $52.0 million and non-cash adjustments to net loss of $1.6 million (primarily attributable to stock compensation expense of $10.0 million, partially offset by the gain on disposal of intangible assets of $10.2 million), partially offset by a net loss of $26.5 million. The increase in deferred revenue is mainly due to cash receipts of $8.0 million and $52.8 million in proceeds from our 900 MHz Broadband Spectrum customer prepayments during Fiscal 2023 and 2022, respectively.
Net cash used in investing activities. Net cash used in investing activities was $20.6 million for the nine months ended December 31, 2022, as compared to net cash used in investing activities of $16.3 million for the nine months ended December 31, 2021, primarily to acquire, swap or retune wireless licenses in markets across the United States.
Net cash used in financing activities. Net cash used in financing activities was $8.8 million for the nine months ended December 31, 2022, as compared to net cash used in financing activities of $0.5 million for the nine months ended December 31, 2021. For the nine months ended December 31, 2022, net cash used in financing activities was primarily from the repurchase of common stock of $8.2 million and payments of withholding tax on net issuance of restricted stock of $1.5 million, partially offset by the proceeds from stock option exercises of $0.9 million. For the nine months ended December 31, 2021, net cash used in financing activities was primarily from the repurchase of common stock of $12.0 million and payments of withholding tax on net issuance of restricted stock of $1.5 million, partially offset by the proceeds from stock option exercises of $12.9 million.
Material Cash Requirements
Our future capital requirements will depend on many factors, including: the timeline and costs to acquire broadband licenses pursuant to the Report and Order, including the costs to acquire additional spectrum, the costs related to retuning, or swapping spectrum held by 900 MHz site-based licensees in the broadband segment that is required under section 90.621(b) to be protected by a broadband licensee with a base station at any location within the county, or any 900 MHz geographic-based SMR licensee in the broadband segment whose license area completely or partially overlaps the county, and the costs of paying Anti-Windfall Payments to the U.S. Treasury; costs related to the commercializing of our spectrum assets; and our ability to sign customer contracts and generate revenues from the license or transfer of any broadband licenses we secure; and our ability to timely deliver broadband licenses to our customers in accordance with our contractual obligation.
Xcel Energy Guaranty
In connection with Xcel Energy Agreement, we entered into a guaranty agreement, under which we guaranteed the delivery of the relevant 900 MHz Broadband Spectrum and the associated broadband licenses in Xcel Energy’s service territory in eight states along with other commercial obligations. In the event of default or non-delivery of the specific territory’s 900 MHz Broadband Spectrum, we are required to refund payments we have received. In addition, to the extent it has performed its obligations, our liability and obligations under the Xcel Energy Agreement will extend only to the remaining unperformed obligations. We have not recorded a liability for these guarantees as delivery of the relevant cleared 900 MHz Broadband licenses or counties is expected to commence in the first quarter of Fiscal 2024 through 2028. As of December 31, 2022, the maximum potential liability of future undiscounted payments under this agreement is approximately $8.0 million.

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
The following table presents the share repurchase activity for the three and nine months ended December 31, 2022 and 2021 (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Number of shares repurchased and retired	106	200	216	200
Average price paid per share*	$33.11	$60.02	$47.05	$60.02
Total cost to repurchase	$3,498	$11,993	$8,223	$11,993
*Average price paid per share includes costs associated with the repurchases.
As of December 31, 2022, $26.8 million is remaining under the share repurchase program.
Off-balance sheet arrangements
As of December 31, 2022 and March 31, 2022, we did not have and do not have any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
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
Foreign Currency Exchange Rate Fluctuations
Our operations are based in the United States and, accordingly, all of our transactions are denominated in U.S. dollars. We are currently not exposed to market risk from changes in foreign currency.
Inflation Risk

Inflationary factors may adversely affect our operating results. As a result of recent increases in inflation, certain of our operating expenses have increased. Additionally, although difficult to quantify, we believe that the current macroeconomic environment, including inflation, may have an adverse effect on our target customers’ businesses, which may harm our commercialization efforts and negatively impact our revenues. If we are not able to control our higher operating costs or if our commercialization efforts are slowed or negatively impacted, continued periods of high inflation could have a material adverse effect on our business, operating results and financial condition.

We continue to monitor our market risk exposure, including any adverse impacts related to COVID-19 pandemic or the current macroeconomic environment, which has resulted in significant market volatility.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers.
The following table provides information with respect to purchases of our common stock by the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended December 31, 2022.
Issuer Purchases of Equity Securities (1)
(in thousands except for share and per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs
October 1, 2022 through October 31, 2022
Open market and privately negotiated purchases	—	$—	—	$30,313
November 1, 2022 through November 30, 2022
Open market and privately negotiated purchases	—	—	—	30,313
December 1, 2022 through December 31, 2022
Open market and privately negotiated purchases	105,688	33.11	105,688	26,815
Total	105,688	$33.11	105,688	$26,815
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

Anterix Inc.

Date: February 9, 2023	/s/ Robert H. Schwartz
Robert H. Schwartz
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2023	/s/ Timothy A. Gray
Timothy A. Gray
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)