Form 10-K
period 2023-03-31
Anterix Inc.
filed 2023-06-14
CIK 1304492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-K
______________________________________________
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on the attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒  No

The aggregate market value of the registrant’s voting common and non-voting stock held by non-affiliates of the registrant based on the closing stock price of its common stock on the Nasdaq Capital Market on September 30, 2022 (the last business day of its most recently completed second fiscal quarter) was $476,669,934. For purposes of this computation only, all executive officers, directors and 10% or greater stockholders have been deemed affiliates of the registrant.

As of June 09, 2023, 19,042,634 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2023 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K where indicated. Such definitive proxy statement will be filed with the Securities and Exchange Commission no later than 120 days following the end of the registrant’s fiscal year ended March 31, 2023.

Anterix Inc.
FORM 10-K
For the fiscal year ended March 31, 2023

Glossary of Selected Terms
Unless otherwise noted or indicated by context, the following selected terms used in this Annual Report on Form 10-K have the following meanings:
4G: 4th generation of long-term evolution of radio system architecture.
5G: 5th generation of long-term evolution of radio system architecture.
240 Channels: Equals 6 MHz of 900 MHz spectrum whether the individual 25 kHz channels are scattered throughout the 5 x 5 or 10 MHz 900 MHz band or are contained within the contiguous 3 x 3 or 6 MHz broadband segment created by the Report and Order.
3 x 3 or 6 MHz: The broadband segment of the 900 MHz band (897.5 - 900.5 / 936.5 - 939.5) is authorized for a total of 6 MHz of spectrum, with 3 MHz designated for uplink transmissions and 3 MHz for downlink transmissions.
5 x 5 or 10 MHz: The 900 MHz band (896 - 901 / 935 - 940) is authorized for a total of 10 MHz of spectrum, with 5 MHz designated for uplink transmissions and 5 MHz for downlink transmissions.
600 MHz Auction: The Federal Communications Commission’s (the “FCC”) 2016 “incentive auction” in which licensees of television broadcast channels were incentivized to relinquish their spectrum for defined payments so the spectrum could be repurposed for licensed wireless services.
900 MHz: The 900 MHz band frequency ranges between 896 - 901 / 935 - 940.
900 MHz Broadband Spectrum: The 900 MHz band authorized for broadband (897.5 - 900.5 / 936.5 - 939.5).
Anti-Windfall Payment: A payment to the U.S. Treasury from a 900 MHz broadband applicant for any full or fractional MHz less than six MHz if the applicant relinquishes less than 6 MHz (or 240 channels) of spectrum with the amount of the payment based on the per MHz-pop 600 MHz Auction prices for the Partial Economic Area in which the county applied for by the broadband applicant is included.
B/ILT: Systems operated by, or spectrum licensed for, private land mobile use by business users.
Complex System: As defined in the Report and Order, a Covered Incumbent’s system that consisted of 45 or more functionally integrated sites as of August 17, 2020, when the new rules became effective.
Covered Incumbent: Any 900 MHz site-based licensee in the broadband segment that is required under section 90.621(b) to be protected by a broadband licensee with a base station at any location within the county, or any 900 MHz geographic-based SMR licensee in the broadband segment whose license area completely or partially overlaps the county.
Eligibility Certification: A document certified by an independent third party approved by the FCC as part of the broadband application that lists the licenses the applicant holds in the 900 MHz band to demonstrate that it holds the licenses for more than 50% of the total licensed 900 MHz spectrum for the relevant county, including credit for spectrum included in an application to acquire any covered incumbents filed on or after March 14, 2019 (i.e., the 50% Licensed Spectrum Test) and to demonstrate that is holds the licenses for more than 90% of the total licensed 900 MHz spectrum in the broadband segment in a particular county and within 70 miles of the county’s boundaries, including credit for spectrum included in a contract to acquire, relocate or protect any covered incumbents or application filed on or after March 14, 2019 (i.e., the 90% Broadband Spectrum Test).
FCC: The Federal Communications Commission, an independent U.S. government agency overseen by Congress, is the United States’ primary authority for communications law, regulation and technological innovation. The FCC regulates interstate and international communications by radio, television, wire, satellite and cable in all 50 states, the District of Columbia and U.S. territories.
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
MTA: Major Trading Area; service areas based on the Rand McNally 1992 Commercial Atlas & Marketing Guide, that define 900 MHz SMR geographic licenses.
Narrowband Channel: A 900 MHz 25 kHz bandwidth channel.
PLTE: A private long-term evolution wireless network that is deployed and controlled specifically for the benefit of one organization. Only users authorized by that organization have access to the network. The organization determines coverage, network performance, access and priority, the appropriate service level required for operations, and specific cyber and physical security specifications and policies required for the network.
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
Integrated Platform: A cloud-based 4G/5G core, enabling greater resilience and enhanced services between participating networks, including mutual aid, cybersecurity, shared infrastructure, and integration of distributed energy sources.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
Various statements contained in this Annual Report on Form 10-K (the “Annual Report”), including those that express a belief, expectation, or intention, as well as those that are not statements of historical fact, are forward-looking statements. Our forward-looking statements are generally, but not always, accompanied by words such as, but not limited to, “aim,” “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend” “may,” “might,” “ongoing,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or phrases, or the negative of those expressions or phrases, or other words that convey the uncertainty of future events or outcomes, which are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We have based these forward-looking statements on our current expectations, guidance and projections and related assumptions, about future events and financial trends. While our management considers these expectations, guidance, projections and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. There can be no assurance that actual developments will be as we anticipate. Actual results may differ materially from those expressed or implied in these statements as a result of significant risks and uncertainties, including, but not limited to:
•our ability to qualify for and obtain broadband licenses from the FCC in accordance with the requirements of the Report and Order approved by the FCC on May 13, 2020 (the “Report and Order”);
•our ability to successfully commercialize our spectrum assets to our targeted utility and critical infrastructure customers on a timely basis and on commercially favorable terms, including our ability to monetize our spectrum on financial terms consistent with our business plan and assumptions;
•our ability to correctly estimate our cash receipts, revenues and operating expenses and our future financial needs;
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
•the extent and duration of the impact of macroeconomic pressures, including but not limited to pandemics, inflation, regulatory and policy changes, and geopolitical matters, on our business and on our potential customers’ businesses;
•our ability to retune or relocate Covered Incumbents in a timely manner and on commercially reasonable terms, or at all;
•our ability to satisfy our obligations, including the delivery of cleared spectrum and broadband licenses, and the other contingencies required by our commercial agreements with our customers on a timely basis and on commercially reasonable terms;
•whether federal and state agencies and commissions will support the deployment of broadband networks and services by our targeted customers;
•our ability to maintain any narrowband and broadband licenses that we own, acquire and/or obtain;
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
•our ability to retain executive officers and key personnel and attract, retain and motivate qualified talent;
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
•we are subject to contingencies and obligations under our commercial agreements with our customers, including the delivery of cleared spectrum and broadband licenses on a timely basis, and as a result, there is no assurance that we will receive payments from such customers in the amounts and on the timeline we currently expect, or that any payments we have received to date will not be subject to repayment, or that we will not be subject to contract claims, including rights of termination;
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
•our customers to date have preferred to prepay their license fees, resulting in operating cash flows that are significantly disproportionate to our revenue and legal restrictions may limit our ability to return capital to our stockholders;
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
•we will need to retain our executive officers and key personnel and attract, retain and motivate qualified talent;
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

PART I.
Item 1. Business
Overview
Anterix Inc (“Anterix,” “we,” “our,” or the “Company”) is a wireless communications company focused on commercializing our spectrum assets to enable our targeted utility and critical infrastructure customers to deploy private broadband networks and on offering innovative broadband solutions to the same target customers. We are the largest holder of licensed spectrum in the 900 MHz band (896 - 901 / 935 - 940 MHz) with nationwide coverage throughout the contiguous United States, Hawaii, Alaska and Puerto Rico. On May 13, 2020, the FCC approved the Report and Order to modernize and realign the 900 MHz band to increase its usability and capacity by allowing it to be utilized for the deployment of broadband networks, technologies and solutions. The Report and Order was published in the Federal Register on July 16, 2020 and became effective on August 17, 2020. We are now engaged in qualifying for and securing broadband licenses from the FCC. At the same time, we are pursuing opportunities to monetize the broadband spectrum we secure to our targeted utility and critical infrastructure customers.
Our Spectrum Assets
Our spectrum is our most valuable owned asset. We hold licenses nationwide, including approximately 50% of the 900 MHz band in the United States. However, where spectrum is the highest priced, top 20 metropolitan market areas in the United States which cover approximately 38% of the U.S. population, we hold on average more than 6 MHz worth of spectrum. We acquired the majority of our 900 MHz spectrum and certain related equipment from Sprint in September 2014.
In the 900 MHz band, the FCC historically allocated approximately 10 MHz of spectrum, sub-divided into 40 10-channel blocks (for a total of 399 contiguous channels) alternating between blocks designated for the operation of Specialized Mobile Radio (“SMR”) commercial systems and blocks designated for B/ILT, with the FCC’s rules also enabling B/ILT licenses to be converted to SMR use. Subsequently, the FCC conducted overlay auctions on the SMR designated blocks that awarded geographic-based licenses on an MTA basis while affording operational protection to incumbent, site-based licensees in those areas. Certain MTA licenses were not purchased at auction or have been returned to the FCC. In addition, the FCC never auctioned the 20 blocks of B/ILT spectrum in some parts of the United States, therefore no users acquired site-based licenses utilizing this spectrum. As a result, the FCC is currently holding over 20% of 900 MHz narrowband spectrum in its inventory in most counties throughout the United States.
Broadband licenses
As of March 31, 2023 and 2022, we were granted by the FCC broadband licenses for 105 and 21 counties, respectively. As a result, we relinquished to the FCC our narrowband licenses and made the necessary Anti-Windfall Payments for the same 105 and 21 counties, respectively, as required by the Report and Order.
Our Business Strategy
Our mission is to provide transformative broadband solutions for critical infrastructure industries and enterprises including private wireless connectivity on 900 MHz spectrum and next-generation communications platforms. We support digital transformations, infrastructure modernization, and cybersecurity strategies that will establish the new standard for performance and safety. Leveraging Anterix solutions, critical infrastructure customers can tackle their most impactful opportunities, unlocking applications from analytics to automation to edge monitoring and artificial intelligence. Together with Anterix, customers can build solutions that will scale and evolve with business needs. To that end, we are pursuing a two-pronged strategy focused on: 1) converting our nationwide narrowband 900 MHz spectrum position into valuable broadband spectrum; and 2) offering long-term leasing of broadband spectrum or other creative solutions in complex system areas to monetize spectrum and platform services and solutions to utility and critical infrastructure enterprises nationwide.
Converting our Nationwide Narrowband 900 MHz Spectrum Position to Broadband
Converting our spectrum from narrowband to broadband licenses nationwide is a foundational component of our two-pronged strategy as it provides the underpinning for achieving our business strategy. To achieve this conversion, we are focused on intentionally clearing incumbents out of the broadband license segment and obtaining broadband licenses in those counties (i) in which we have customer contracts, (ii) where we believe we have near-term commercial prospects, or (iii) may be strategically advantageous to achieve optimum costs for broadband licenses over time.
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
Clear Covered Incumbents
We have been proactive in our clearing efforts in preparation for the broadband licensing process. Our dedicated clearing teams are focused on negotiating agreements to move Covered Incumbents from the broadband segment of the 900 MHz spectrum band to the segments allocated for continued narrowband operations within the 900 MHz band or out of 900 MHz band entirely. Our team has worked with Covered Incumbents and negotiated and contracted approximately two-thirds of the transactions required to clear the licensed broadband segment channels.
Deploying our Commercial Business Offering
With the Report and Order issued, paving the way for the deployment of broadband in the 900 MHz band, the second key prong of our strategy is establishing our commercial positioning and accelerating adoption of our principal commercial business offering. We are implementing this strategy through targeted outreach and education by our sales, marketing, business development, commercial sales operations and industry government affairs organizations, by participating in the Utilities Broadband Alliance (“UBBA”) along with other industry associations, and by attracting vendors to the Anterix Active Ecosystem Program (“AAEP”). UBBA membership currently includes 30 electric utilities among its nearly 100 members. The AAEP includes participation of over 100 leading technology companies that provide deployment and application solutions for private broadband targeting our Nation’s electric grid innovators. We launched the AAEP to foster, strengthen, and expand the landscape of 900 MHz devices, services and solutions. Participation from the broad range of technology innovators will bring extensive value to utilities and other critical infrastructure providers who deploy PLTE. The primary intent of our business is to lease the broadband licenses we secure to customers for long term-leases (generally 20 years or longer) containing additional long-term renewal options. Based upon our analysis and discussions with current and potential customers to date, we are seeing strong and growing indications of demonstrated intent for PLTE networks using 900 MHz spectrum. To fulfill our business offering, we will be responsible for the costs of securing the broadband licenses from the FCC, including the costs of clearing and acquiring sufficient spectrum to meet the broadband requirements.
By contrast, we expect that most of our customers will bear the costs of deploying and operating their private broadband networks, technologies and solutions. And, beyond our principal commercial business offering, we are also exploring additional opportunities to offer electric utility companies additional value-added services to support their network deployments and operations.
Accordingly, our approach to driving the second key prong of our strategy includes: 1) advancing our potential customers through the pipeline by assisting them with their decisions and evaluation process of private wireless networks; 2) encouraging federal and state agencies to support the investment and deployment of PLTE solutions in the 900 MHz band by utilities and critical infrastructure companies; 3) participating in demonstrations and tests with laboratories such as National Renewable Energy Lab (“NREL”) and National Institute of Standards and Technology (“NIST”) to validate the benefits of PLTE systems; 4) developing expanded value-added business offerings; 5) enabling and growing the AAEP; 6) participating in UBBA and other relevant industry associations to promote our solution; and 7) continually evaluating potential opportunities to expand the application of private wireless broadband networks built on 900 MHz spectrum.
Continue to Build the Customer Pipeline
Our sales and support teams are actively working with many of the largest Investor Owned Utilities (“IOU”). More specifically, these teams are working in coordination with representatives from our target customers, long-term evolution (“LTE”) infrastructure vendors, end-user device manufacturers, system integrators and other technology companies in addition to responding to Requests for Information (“RFI”), Requests for Proposals (“RFP”) and requests to support technology trials related to using our 900 MHz spectrum for broadband services. To date, there have been nine experimental licenses granted to IOUs or their subsidiaries (including Ameren Corporation (“Ameren”), Evergy, Inc. (“Evergy”), San Diego Gas & Electric Company, a subsidiary of Sempra Energy (“SDG&E”), and Xcel Energy Services Inc. (“Xcel Energy”)), two experimental licenses to other utilities and six experimental licenses to vendors and labs to showcase and promote 900 MHz broadband.
Build Support with Federal and State Agencies
The vast majority of our targeted critical infrastructure customers are highly regulated by both federal and state agencies. Electric utilities, for example, may be regulated by the Federal Energy Regulatory Commission, the Public Utilities Commissions within the states they serve and/or other state and municipal governance or regulatory bodies. Other agencies that guide utility regulations include the Department of Energy, the Department of Homeland Security, and NIST, as well as regional transmission organizations and independent system operators. We are working with each of these agencies to educate them about the security, reliability and priority access benefits that private broadband LTE networks, technologies and solutions can offer to utilities. We are also working with a number of state agencies and commissions who regulate electric utilities and have a strong influence over electric utility investment decisions. Our goal with these state agencies and commissions is to ensure they have the right information and are properly educated on the immense benefits of utility-scale private wireless broadband networks for end-use customers so they can confidently approve utilities to include the costs of leasing of our spectrum assets and deploying private broadband LTE networks, technologies and solutions into their respective rate making filings. Utility control of communications for grid modernization programs enhances their ability to provide safe, secure, reliable and resilient electricity for the ratepayers. Broadband networks also support greater operating efficiencies, for example, as multiple narrowband networks are unified and combined into one network. When included in rate bases, utilities are permitted to recover costs and earn a customary rate of return on these prudent investments.
Develop a Roadmap for Expanded Services
Through our day-to-day interactions with prospective utility and critical infrastructure customers, and our responses and subsequent discussions related to RFIs and RFPs, we have identified additional areas of opportunity to support our current and prospective customers in the implementation and operation of PLTE networks. We are performing due diligence to determine how best to meet these customer needs, including using our internal expertise, collaborating with industry partners and working with specific service providers.
Enable the Anterix Active Ecosystem with U.S. Band 8
Our spectrum assets are located in the international 3GPP global standard Band 8 channel which is a frequency division duplex pair assigned to the 880 - 915 / 925 - 960 MHz spectrum bands. This pairing is aligned for use with both 4G and 5G technologies and is currently being utilized with commercial LTE and 5G broadband networks globally in Asia, Europe, and other parts of the world. Our efforts are ongoing to facilitate continued adoption of 900 MHz Band 8 radio access network equipment and end-user devices in the U.S. by working with chipmakers and module and device vendors to help ensure that customers who employ 900MHz for PLTE have timely access to 3GPP standards-compliant Band 8 devices that meet the technical operating specifications established in the FCC’s Report and Order. We also worked with an FCC certification testing lab to develop testing protocols to enable quick certification of Band 8 devices for use in the United States. The benefit of working with a global standard is that many existing devices, network components, and solutions are well suited for the working environment of our targeted critical infrastructure and enterprise customers. Global standards also provide a long-term evolution path for the technology chosen by our customers including forward and backward compatibility.
Identify and Evaluate New Opportunities for Our Spectrum
The wireless communications industry is highly competitive and subject to rapid regulatory, technological and market changes. A key part of our business strategy is to continually monitor changes in the wireless industry and to evaluate how these changes could enable us to maximize the value of our spectrum assets. Additionally, although we are initially focusing on the electric utility industry, we have identified other customer groups, including ports, railroads, water, oil and gas facilities, and mining operations, where we believe there is both customer demand and a good fit for the private wireless broadband networks, technologies, and solutions that our spectrum assets could support. As proof of the potential demand for and value of our spectrum assets, two recent FCC spectrum auctions exceeded consensus valuation estimates and brought in the first and third highest auction proceeds ever for the U.S. Treasury, which we believe demonstrates the continued demand for licensed broadband spectrum.
Our Broadband Market Opportunity
We have currently identified utility and critical infrastructure enterprises as the primary customers for our current and future broadband spectrum assets. We have identified the electric utility industry as our initial focused customer group. We believe that security, priority access, latency, redundancy, private ownership, control and unique coverage requirements are just some of the reasons utility and critical infrastructure enterprises would be interested in obtaining rights to deploy the private wireless broadband networks, technologies and solutions that can be enabled through use of our licensed spectrum.
The electric utility industry is undergoing a fundamental transformation. Grid modernization efforts and the drive to reduce carbon emissions have disrupted the need for utilities to build new large-scale, centralized facilities. Today, power is generated by smaller, more geographically distributed facilities that can switch from a power producer to a recipient of power generated by a variety of other disparate sources, including wind and solar installations. Grid architecture must now accommodate end-users that are both generators and consumers, converting back and forth rapidly and carrying power in both directions, something the existing grid was not originally designed to handle. Technological advancements have produced sensors and smart devices to enable the new two-way grid and offer operators the ability to control and run the grid efficiently, safely and reliably. Wireless communication networks, technologies and solutions can help utilities move the large volumes of data generated by these sensors and smart devices to their control systems for decision making, analytics and responsiveness to market demand and emergencies. The legacy communications systems utilized by many utilities have increasing interference and/or higher cyber threats, are not designed to handle this new data load, are inefficient and costly to maintain, and, in many cases, have associated equipment that is approaching end of life.
Our targeted customers have historically built, maintained and operated communication networks, including private Land Mobile Radio (“LMR”) networks and supervisory control and data acquisition (“SCADA”) networks on narrowband frequencies licensed exclusively to them by the FCC. Based on our discussions with these targeted customers, these entities commonly express their desire to retain the positive elements of their aging LMR and SCADA networks, namely private ownership, tight control and custom features (such as specialized coverage and priority access), while adding the benefits of broadband and other advanced technologies (such as solving a broader set of use cases, including high-speed data transmission, video services and economies of scale). However, due to the general unavailability of low band spectrum (i.e., below 1 GHz), these entities have had limited opportunities to license or acquire the spectrum required to deploy cost-effective wireless broadband or other advanced technologies.
In contrast to legacy systems, the wireless broadband networks, technologies and solutions that can be deployed utilizing our spectrum assets can address the communication demands of the modern grid, both now and in the future. Our licensed 900 MHz Broadband Spectrum offers the assurance of absolute control over access to and use of that spectrum, allowing our spectrum to be utilized to provide customers with guaranteed levels of service and the ability for customers to prescribe and enforce purpose-built “rules of the road” for the provision of those services. Our spectrum assets can also serve as the foundational element to allow customers to implement LTE capabilities and evolve to 5G when there is a need. Recent FCC actions, including various auctions, have created significant opportunities for blocks of shared, unlicensed spectrum and/or licensed spectrum in the mid and high spectrum bands. The additional shared, unlicensed spectrum and/or licensed spectrum can enable future 5G networks, technologies and solutions. While we intend to build our existing and future business strategies around our 900 MHz licensed spectrum, the ability for our critical infrastructure and enterprise customers to combine our licensed 900 MHz spectrum with additional spectrum in one or more licensed, shared and/or unlicensed bands can provide them with an advantageous solution.
Business Development
We have invested in building our business development, sales, marketing and other supporting teams, which include both external and internal resources, to help foster our evolving customer relationships in furtherance of growing and maturing our pipeline. Since the FCC’s issuance of the Report and Order, our sales and marketing efforts have been focused on pursuing spectrum lease arrangements and introducing our integrated platform solutions to our targeted utility and critical infrastructure customers.
Our business development, sales and marketing organizations exercise the following three key methods to grow and mature our pipeline: (i) direct account-based sales and marketing efforts to our targeted customers; (ii) regulatory outreach and support; and (iii) industry trade organization collaboration. These efforts are enhanced with sales and marketing partnerships with a variety of third parties, such as integrators and technology and equipment vendors, with whom we will seek active promotion of our broadband spectrum assets and support for our broadband spectrum assets with their products, technologies, solutions and services. Additionally, our senior executives, engineering, technology, commercial sales operations and marketing teams support our sales efforts through presentations, branded participation through sponsorships and speaking engagements at major trade events, associations and organizations, customer meetings, collateral, and product demonstrations to expand our reach and brand awareness.
Long-Term Leases of 900 MHz Broadband Spectrum
Ameren Agreements
In December 2020, we entered into our first long-term 900 MHz Broadband Spectrum lease agreements (the “Ameren Agreements”) covering Ameren’s service territories. The Ameren Agreements will enable Ameren to deploy a PLTE network in its service territories in Missouri and Illinois, covering approximately 7.5 million people. Each Ameren Agreement is for an initial term of 30 years with a 10-year renewal option for an additional payment. In August 2021, the FCC granted the first 900 MHz broadband licenses to us for several counties in Ameren’s service territory, for which the Ameren Agreements were also subsequently approved by the FCC. The scheduled prepayments for the 30-year initial terms of the Ameren Agreements total $47.7 million, of which $0.3 million we received in February 2021, $5.4 million in September 2021 and $17.2 million in October 2021. The prepayments received to date encompass the initial upfront payment(s) due upon signing of the Ameren Agreements and payments for delivery of the relevant 1.4 x 1.4 cleared spectrum in several metropolitan counties throughout Missouri and Illinois, in accordance with the terms of the Ameren Agreements. The remaining prepayments of $24.8 million, excluding potential penalties, for the 30-year initial term are due by mid-2026, per the terms of the Ameren Agreements and as we deliver the relevant cleared 900 MHz Broadband Spectrum and the associated broadband licenses. The Ameren Agreements are subject to customary provisions regarding remedies for non-delivery, including refund of amounts paid and termination rights if we fail to perform our contractual obligations, including failure to deliver the relevant cleared 900 MHz Broadband

Spectrum in accordance with the terms of the Ameren Agreements. We are working with incumbents to clear the 900 MHz Broadband Spectrum allocation in Ameren’s service territory. In accordance with ASC 606 Revenue from Contracts with Customers, the payments of prepaid fees under the Ameren Agreements will be accounted for as deferred revenue on our Consolidated Balance Sheets. Revenue will be recognized over time as the performance obligations of clearing the 900 MHz Broadband Spectrum and the associated broadband licenses are delivered by respective county, over the contractual term of approximately 30-years.
The following table represents the contractual delivery milestones under the Ameren Agreements and the allocated value ascribed for each term of the milestone.

Ameren
Milestone	Total allocated value (in millions)*	Start of revenue recognition**	Term**
Upfront deposit	$0.3	Q3 FY22	30 years
Milestone 1	1.7	Q3 FY22	3 years
Milestone 2	21.0	Q1 FY25	27 years
Milestone 3	1.9	Q1 FY25	27 years
Milestone 4	22.8	Q1 FY27	25 years
* Total allocated value is subject to change based on final delivery date of the broadband licenses for the associated milestone, which may include penalties associated with delayed deliveries.
** Revenue recognition occurs upon delivery of broadband licenses for the associated milestone, which may differ from the estimates noted above. Term is calculated based on the expected delivery date, which correlates to the period of time the revenue will be recognized for the associated milestone.
Evergy Agreement
In September 2021, we entered into a long-term lease agreement of 900 MHz Broadband Spectrum with Evergy, (the “Evergy Agreement”). The Evergy service territories covered by the Evergy Agreement are in Kansas and Missouri with a population of approximately 3.9 million people. The Evergy Agreement is for an initial term of 20 years with two 10-year renewal options for additional payments. Prepayment in full of the $30.2 million for the 20-year initial term, which was due and payable within thirty (30) days after execution of the Evergy Agreement, was received by us in October 2021. The Evergy Agreement is subject to customary provisions regarding remedies for non-delivery, including refund of amounts paid and termination rights if we fail to perform our contractual obligations, including failure to deliver the relevant cleared 900 MHz Broadband Spectrum in accordance with the terms of the Evergy Agreement. We are working with incumbents to clear the 900 MHz Broadband Spectrum allocation covered by the Evergy Agreement. In accordance with ASC 606 Revenue from Contracts with Customers, the payments of prepaid fees under the Evergy Agreement will be accounted for as deferred revenue on our Consolidated Balance Sheets. Revenue will be recognized over time as the performance obligations of clearing the 900 MHz Broadband Spectrum and the associated broadband licenses are delivered by respective county, over the contractual term of approximately 20-years.
The following table represents the contractual delivery milestones under the Evergy Agreement and the allocated value ascribed for each term of the milestone.

Evergy
Milestone	Total allocated value (in millions)*	Start of revenue recognition**	Term**
Milestone 1	$0.9	Q2 FY23	1 year
Milestone 2	29.3	Q2 FY24	19 years
* Total allocated value is subject to change based on final delivery date of the broadband licenses for the associated milestone, which may include penalties associated with delayed deliveries.
** Revenue recognition occurs upon delivery of broadband licenses for the associated milestone which may differ from the estimates noted above. Term is calculated based on the expected delivery date, which correlates to the period of time the revenue is expected to be recognized for the associated milestone.
Xcel Energy Agreement
In October 2022, we entered into an agreement with Xcel Energy providing Xcel Energy dedicated long-term usage of our 900 MHz Broadband Spectrum for a term of 20 years throughout Xcel Energy’s service territory in eight states (the “Xcel

Energy Agreement”) including Colorado, Michigan, Minnesota, New Mexico, North Dakota, South Dakota, Texas and Wisconsin. The Xcel Energy Agreement also provides Xcel Energy an option to extend the agreement for two 10-year terms for additional payments. The Xcel Energy Agreement allows Xcel Energy to deploy a PLTE network to support its grid modernization initiatives for the benefit of its approximately 3.7 million electricity customers and 2.1 million natural gas customers. The scheduled prepayments for the 20-year initial term of the Xcel Energy Agreement total $80.0 million, of which $8.0 million was received in December 2022. The Xcel Energy Agreement is subject to customary provisions regarding remedies for non-delivery, including refund of amounts paid and termination rights if we fail to perform our contractual obligations, including failure to deliver the relevant cleared 900 MHz Broadband Spectrum in accordance with the terms of the Xcel Energy Agreement. The remaining prepayments for the 20-year initial term are due by mid-2028, per the terms of the Xcel Energy Agreement and as we deliver the relevant cleared 900 MHz Broadband Spectrum and the associated broadband licenses. We are working with incumbents to clear the 900 MHz Broadband Spectrum allocation in Xcel Energy service territories. In accordance with ASC 606 Revenue from Contracts with Customers, the payments of prepaid fees under the Xcel Energy Agreement will be accounted for as deferred revenue on our Consolidated Balance Sheets. Revenue will be recognized over time as the performance obligations of clearing the 900 MHz Broadband Spectrum and the associated broadband licenses are delivered by respective county, over the contractual term of approximately 20 years.
The following table represents the contractual delivery milestones under the Xcel Energy Agreement and the allocated value ascribed for each term of the milestone.

Xcel Energy
Milestone	Total allocated value (in millions)*	Start of revenue recognition**	Term**
Milestone 1	$36.5	Q2 FY24	20 years
Milestone 2	16.7	Q4 FY24	20 years
Milestone 3	10.9	Q1 FY25	19 years
Milestone 4	8.9	Q2 FY26	18 years
Milestone 5	7.0	Q2 FY29	15 years
* Total allocated value is subject to change based on final delivery date of the broadband licenses for the associated milestone, which may include penalties associated with delayed deliveries.
** Revenue recognition occurs upon delivery of broadband licenses for the associated milestone which may differ from the estimates noted above. Term is calculated based on the expected delivery date, which correlates to the period of time the revenue is expected to be recognized for the associated milestone.
Sales of 900 MHz Broadband Spectrum
SDG&E Agreement
In February 2021, we entered into an agreement with SDG&E to sell 900 MHz Broadband Spectrum throughout SDG&E’s California service territory, including San Diego and Imperial Counties and portions of Orange County (the “SDG&E Agreement”) for a total payment of $50.0 million. The SDG&E Agreement will support SDG&E’s deployment of a PLTE network for its California service territory, with a population of approximately 3.6 million people. As part of the SDG&E Agreement, SDG&E and Anterix are collaborating to accelerate the utility industry momentum for private networks. The SDG&E Agreement includes the assignment of 6 MHz of 900 MHz Broadband Spectrum, 936.5 – 939.5 MHz paired with 897.5 – 900.5 MHz, within SDG&E’s service territory following the FCC’s issuance of the broadband licenses to us. We commenced delivery to SDG&E of the relevant 900 MHz Broadband Spectrum and the associated broadband licenses by county in the fiscal year ended 2023 (“Fiscal 2023”) and delivery is scheduled for completion before the end of fiscal year 2024. The total payment of $50.0 million is comprised of an initial payment of $20.0 million, received in February 2021 and the remaining $30.0 million payment, which is due through fiscal year 2024 as we deliver the relevant cleared 900 MHz Broadband Spectrum and the associated broadband licenses to SDG&E. In September 2022, we delivered to SDG&E 1.4 x 1.4 cleared 900 MHz Broadband Spectrum and the associated broadband license related to Imperial County and received a milestone payment of $0.2 million. The SDG&E Agreement is subject to customary provisions regarding remedies for non-delivery, including refund of amounts paid and termination rights if Anterix fails to perform its contractual obligations, including failure to deliver the relevant cleared 900 MHz Broadband Spectrum in accordance with the terms of the SDG&E Agreement. A gain or loss on the sale of spectrum will be recognized for each county once we deliver the cleared 900 MHz Broadband Spectrum and the associated broadband licenses to SDG&E in full.

LCRA Agreement
In April 2023, we entered into an agreement with Lower Colorado River Authority (“LCRA”) to sell 900 MHz Broadband Spectrum covering 68 counties and more than 30 cities in LCRA’s wholesale electric, transmission, and water service area (the “LCRA Agreement”) for total payments of $30.0 million plus the contribution of select LCRA 900 MHz narrowband spectrum. The LCRA Agreement will support LCRA’s deployment of a PLTE network which will provide a host of capabilities including grid awareness, communications and operational intelligence that will enhance resilience and spur innovation at LCRA. The new licenses will enable LCRA to move from narrowband to next generation broadband and provide mission-critical data and voice services within LCRA and to more than 100 external customers such as electric cooperatives, schools and transit authorities across more than 73,000 square miles. The payment of $30.0 million is due through fiscal year 2026 as we deliver the relevant cleared 900 MHz Broadband Spectrum and the associated broadband licenses to LCRA. The LCRA Agreement is subject to customary provisions regarding remedies for non-delivery, including refund of amounts paid and termination rights if Anterix fails to perform its contractual obligations, including failure to deliver the relevant cleared 900 MHz Broadband Spectrum in accordance with the terms of the LCRA Agreement. A gain or loss on the sale of spectrum will be recognized for each county once we deliver the cleared 900 MHz Broadband Spectrum and the associated broadband licenses to LCRA in full.
Motorola Lease
In 2014, we entered into an agreement with Motorola (the “2014 Motorola Spectrum Agreement”) to lease a portion of our 900 MHz licenses in exchange for an upfront, fully paid lease fee of $7.5 million and a $10 million investment in our subsidiary, PDV Spectrum Holding Company, LLC (the “Subsidiary”), which we formed to hold our 900 MHz spectrum licenses. Motorola’s investment in the Subsidiary was convertible, at the option of either party, into shares of our common stock at a price equal to $20.00 per share (the “Conversion Right”). In May 2022, Motorola exercised its Conversion Right, and we issued Motorola 500,000 shares of our common stock (the “Shares”) in conversion of Motorola’s ownership of 500,000 Class B Units (the “Units”) in our Subsidiary. In June 2022, we filed a Registration Statement on Form S-3 (File No. 333-265930) to register the 500,000 shares of our common stock held by Motorola for resale or other disposition by Motorola (the “Resale Registration Statement”). The Resale Registration Statement was declared effective by the SEC on July 15, 2022.
Motorola is not entitled to any profits, dividends, or other distribution from the operations of the Subsidiary. Under the terms of this lease agreement with Motorola, Motorola can use the leased channels to provide narrowband services to certain qualified end-users. The end-users can only use the leased channels for their internal communication purposes. The end-users cannot sublease the channels to any other end-users or any commercial radio system operations or carriers. The lease agreement limits the total number of channels that Motorola can lease in any market area. The lease agreement provides us with flexibility regarding the future use and management of our spectrum, including relocation and repurposing policies designed to facilitate any necessary realignment of frequencies that may be associated with our efforts to clear spectrum for broadband uses.
Competition
Our competitors include retail wireless network providers, such as Verizon, AT&T, T-Mobile, Dish and UScellular, private radio operators and other public and private companies who own spectrum, supply communication networks, technologies, products and solutions to our targeted utility and critical infrastructure enterprises. Many of these competitors have a long track record of providing technologies, products and solutions to our targeted customers and have greater political and regulatory influence than we do. In addition, many of our competitors have more resources, substantially greater product development and marketing budgets, greater name and brand recognition, a significantly greater base of customers in which to spread their operating costs and more financial and personnel resources than we do. All of these factors could prevent, delay or increase the costs of commercializing the broadband licenses we secure to our targeted customers.
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
Further, the FCC and other federal, state and local governmental authorities could adopt new regulations or take actions, including making additional spectrum available that can be utilized by our targeted customers, which could harm our ability to license our spectrum assets. For example, the federal government created and funded the First Responder Network Authority (“FRNA”), which the federal government authorized to help accomplish, fund, and oversee the deployment of a dedicated Nationwide Public Safety Broadband Network (“NPSBN”), which is marketed as “FirstNet.” The NPSBN is an additional source of competition to utilizing our 900 MHz spectrum assets by our targeted utility and critical infrastructure enterprises.

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
Treatment of Complex Systems
The Report and Order exempts Complex Systems from the Mandatory Retuning process, even when a broadband applicant meets the 90% Broadband Segment Test, because retuning these systems would potentially be disruptive to the operators. MAP 1 below illustrates the nine current Complex Systems.

MAP 1: COMPLEX SYSTEMS AREAS: 45+ SITES

IWT
Eversource
Southern California Edison
Santee Cooper
Duke - NC
Oncor
LCRA
Duke - FL
FPL
- Complex System Site
Total of 3,233 counties in the US and territories
Map dated March 31, 2023

The Association of American Railroads
The nation’s railroads, particularly the major freight lines, operate on six narrowband 900 MHz channels licensed to their trade association, the Association of American Railroads (“AAR”). Three of these narrowband channels are located in the 900 MHz broadband segment created by the FCC. In January 2020, we entered into an agreement with the AAR in which we agreed to cancel licenses in the 900 MHz band to enable the AAR to relocate its operations, including operations utilizing the three channels located in the 900 MHz broadband segment (the “AAR Agreement”). The FCC referenced the AAR agreement in the Report and Order and required us to cancel our licenses and return them to the FCC in accordance with the AAR Agreement. We cancelled these licenses in June 2020. The Report and Order provides that the FCC will make the channels associated with these licenses available to the AAR to enable the AAR to relocate their current operations within five years. The Report and Order also provides that the FCC will credit us for our cancelled licenses for purposes of determining our eligibility to secure broadband licenses and the calculation of any Anti-Windfall Payments.
Broadband Licensing Process
In May 2021, the FCC’s Wireless Telecommunication Bureau released a Public Notice detailing the application requirements and timeline for obtaining broadband licenses. The broadband licensing process includes filing an application with the FCC used for new wireless licenses, completing an Eligibility Certification and developing a Transition Plan describing the agreements the prospective broadband applicant has entered into with Covered Incumbents. We intend to pursue and file applications based on the timing of customer opportunities, strategic initiatives and our spectrum clearing results and shortly thereafter surrender our underlying licenses. The Anti-Windfall Payment to the U.S. Treasury for any spectrum we obtain from the FCC’s inventory to reach the 240 Channel Requirement will be made as soon as possible after the FCC provides us the amount due for these channels. In cases where we have satisfied the 90% Broadband Segment Test but have not reached an agreement with all Covered Incumbents, the Mandatory Retuning process will commence after we receive the broadband license.
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
50% or more (3205)
40% to 49.9% (16)
0% to 39.9% (12) ^
^ 10 of these counties are Guam, American Samoa, & Northern Mariana Islands.
Total of 3,233 counties in the US and territories
Map dated March 31, 2023

2. 90% Broadband Segment Test. The second test, the 90% Broadband Segment Test, addresses the balance between a voluntary market process to clear any “Covered Incumbent” (i.e., holders of licenses in the broadband segment) and the Mandatory Retuning process established by the FCC in the Report and Order (which applies to all Covered Incumbents, except for those Covered Incumbents operating Complex Systems. This test requires the broadband applicant to hold, have agreements with or protect Covered Incumbents equal to 90% or more of the licensed channels in the broadband segment in a particular county and within 70 miles of the county’s boundaries before the FCC will issue a broadband license and therefore commence the mandatory retuning period. The broadband segment in the 900 MHz band has a total of 240 channels. The 90% Broadband Segment Test is calculated using outstanding licensed channels, which means that if the FCC has licensed all 240 channels, the broadband applicant would be required to have control of, or agreements covering, 216 channels within the broadband segment. In most counties in the United States, the FCC has licensed fewer than 240 channels in the broadband segment and these unlicensed channels are not included in the denominator when determining whether the broadband applicant has satisfied this 90% Broadband Segment Test.
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

Before filing for a broadband license, the broadband applicant must satisfy the 90% Broadband Segment Test by utilizing its channel holdings and negotiating with Covered Incumbents on a purely voluntary basis for any additional channels it requires to satisfy this test. Only after the 50% Licensed Spectrum Test and the 90% Broadband Segment Test are both satisfied will the FCC issue to the broadband applicant a broadband license and commence the “Mandatory Retuning” period. During this Mandatory Retuning period, any Covered Incumbents that remain in the broadband segment (other than Complex Systems) are required to negotiate in good faith with the broadband applicant to sell their channels or otherwise clear the broadband segment, subject to intervention by the FCC if the parties cannot reach an agreement.
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
90% or more (2272)
80% to 89.9% (390)
60% to 79.9% (441)
Less than 60.0% (130) ^
^ 10 of these counties are Guam, American Samoa, & Northern Mariana Islands.
Total of 3,233 counties in the US and territories
Map dated March 31, 2023

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
Importantly, the markets where the FCC has channels in inventory and where we may need to make Anti-Windfall Payments to effectively return 240 channels to the FCC are generally in smaller urban, suburban and rural markets. Our spectrum position is greatest in the largest, most populated and therefore most expensive markets, with a few exceptions as shown in MAP 4 below. Although we will need to make Anti-Windfall Payments to secure broadband licenses in some counties, the average cost in aggregate for the channels will be lower than the nationwide average amount of $0.93 per MHz of population covered (“POP”) paid in the FCC’s 600 MHz auction.

MAP 4: ANTERIX CHANNEL COUNT BY COUNTY

Anterix Chs Count in 5x5
(Number Of Counties In Range)
240 to 399 (183)
210 to 239 (158)
180 to 209 (2543)
150 to 179 (231)
0 to 149 (118) ^
^ 10 of these counties are Guam, American Samoa, & Northern Mariana Islands.
Total of 3,233 counties in the US and territories
Map dated March 31, 2023

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
2.Spectrum Retuning. Retuning is the exercise of modifying incumbents’ licenses to remove the broadband segment channels held by Covered Incumbents and swapping narrowband segments channels to facilitate a move to channels outside of the 900 MHz broadband segment established by the Report and Order. An agreement to retune adds to the number of channels we hold for computational purposes of the 90% Broadband Segment Test. We began retuning channels with interested Covered Incumbents in 2015 in anticipation of the Report and Order. We have continued retuning channels with Covered Incumbents since that time. For purposes of broadband license eligibility, any potential spectrum retuning agreements we negotiate in the 900 MHz band will be included as part of our broadband application, but the retune is not required to be completed before we submit our broadband license application.
3.Anti-Windfall Payment. To obtain a 6 MHz broadband license, we must surrender 240 licensed channels in the county. As this band has been underutilized historically, most counties in the United States do not have 240 outstanding licensed channels that can be surrendered. To make up the difference, we may effectively pay for channels from the FCC’s spectrum inventory by making an Anti-Windfall Payment. As noted above, the FCC will use a reference per channel price based on the average price paid in the FCC’s 600 MHz auction in each given county.
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

rules that require wireless service providers to configure their networks to facilitate electronic surveillance by law enforcement officials; rules governing spam, telemarketing and truth-in-billing and rules requiring us to offer equipment and services that are accessible to and usable by persons with disabilities, among others. There are also pending proceedings that may affect spectrum aggregation limits and/or adjustment of the FCC’s case-by-case spectrum screens; regulation surrounding the deployment of advanced wireless broadband infrastructure; the imposition of text-to-911 capabilities; and the transition to IP networks, among others. Some of these requirements and pending proceedings (of which the previous examples are not an exhaustive list) pose technical and operational challenges for which we, and the industry as a whole, have not yet developed clear solutions. We are unable to predict how these pending or future FCC proceedings may affect our business, financial condition, or results of operations. Our failure to comply with any applicable FCC regulations could subject us to significant fines or forfeitures.
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
Tower Siting
Our current and future customers who deploy broadband networks will be required to comply with various federal, state and local regulations that govern the siting, lighting and construction of transmitter towers and antennas, including requirements imposed by the FCC and the Federal Aviation Administration (“FAA”). Federal rules subject certain tower site locations to extensive zoning, environmental and historic preservation requirements and mandate consultation with various parties, including State and Tribal Historic Preservation Offices, which can make it more difficult and expensive to deploy facilities. The FCC antenna structure registration process also imposes public notice requirements when plans are made for construction of, or modification to, antenna structures that require FAA approval, potentially adding to the delays and burdens associated with tower siting, including potential challenges from special interest groups. To the extent governmental agencies continue to impose additional requirements like this on the tower siting process, the time and cost to construct towers could be negatively impacted. The FCC has, however, imposed a tower siting “shot clock” that requires local authorities to address tower applications within a specific timeframe, which can assist carriers in more rapid deployment of towers. More recently, the FCC also has adopted rules intended to accelerate broadband deployment by removing barriers to infrastructure investment, in particular for “small cell” equipment. Those rules have been challenged by certain municipalities and tribal nations both at the FCC and in court.
National Security
With a range of weather-related and cyber security impacts on the nation’s grid over the last several years, national security and disaster recovery issues continue to receive attention at the federal, state and local levels. For example, Congress is expected to again consider cyber security legislation to increase the security and resiliency of the nation’s digital infrastructure. Our current and future customers who deploy broadband networks may be required to comply with potential federal, state and local regulations that govern elements of the electric grid.
Report and Order
The FCC regulates the issuance of broadband licenses in the 900 MHz band in accordance with the Report and Order.
Human Capital Management
We believe we have an experienced, talented, motivated and dedicated team. We are committed to supporting the development of all our employees and to continuing to build on our strong culture. As of March 31, 2023, we had 82 full-time employees. We engage consultants and contract workers on an as-needed basis. We believe the relations with our employees and consultants are good.
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
We are focused on regular evaluation of our culture. In 2021, we invited all employees to participate in an initial Employee Engagement by completing an anonymous survey. Eighty percent of our employees participated in the cultural survey providing a good basis to gauge employee sentiment. Our management team reviewed the feedback and shared the survey results with employees at a quarterly Town Hall meeting. The survey showed that we have a highly engaged workforce that overwhelmingly views our work environment favorably. Where our employees identified areas for improvement, we worked with various functional areas to create and implement action plans to address any issues. Our second Employee Engagement survey is set to launch in Fall 2023.
Diversity, Equity and Inclusion
We are committed to hiring inclusively, providing training and development opportunities, fostering an inclusive culture, ensuring equitable pay for employees, and focusing on attracting and retaining diverse representation at every level within the Company. Anterix GROW was launched in February 2023. The focus of GROW is to embed inclusion into everyday life, personally and professionally. We are committed to fostering a culture of inclusivity by providing more actionable opportunities, and resources including days of service, employee resource groups, more lunch and learns and new inclusion tools.
Partnerships with organizations like INROADS and Talent Hue provide further avenues for recruiting diverse talent. As of March 31, 2023, 33% of our Board members and 28% of our workforce identify as diverse. In Fiscal 2023, 31% of our new hires were females and our overall workforce is 35% female.
Employee Growth and Development
We offer a meaningful work environment with experiences and opportunities to grow and develop. This starts with the opportunity for continuous learning and the opportunity to do challenging, transformative work that helps our team build skills at all levels, including leadership opportunities, coaching, and mentoring. In addition to mandatory training on compliance matters and policies, we provide and encourage employees to partake in optional career development, health and wellness, and employee engagement activities and training.
We conduct surveys that gauge employee sentiment in areas like career development, manager performance and inclusivity, and we are committed to taking steps to address areas needing improvement.
Employee Health and Safety
We strive to provide a safe workplace environment and have implemented policies to support the health and safety of our employees, including a work-from-home policy. Following a shift to work from home in response to the global COVID-19 pandemic crisis, we have moved to a hybrid model requiring employees to work from the office three days a week, three weeks a month. We believe this approach balances the benefits of team development of office-based work with the personal and environmental benefits of working from home. Employees needing in-person access to laboratories or other resources onsite are not eligible for hybrid work. We believe that we have learned to operate successfully in this unique environment, and we remain committed to supporting our team’s new, more carbon-friendly, hybrid work program.
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
Our plans to commercialize our 900 MHz spectrum assets depend on our ability to obtain broadband licenses in accordance with the requirements of the Report and Order. The Report and Order establishes three general eligibility requirements to obtain a broadband license, which we refer to herein as (i) the “50% Licensed Spectrum Test,” (ii) the “90% Broadband Segment Test” and (iii) the “240 Channel Requirement.” We will need to satisfy all eligibility requirements in each county in the United States for which we desire to obtain a broadband license. Under the 50% Licensed Spectrum Test, we must demonstrate that we hold more than 50% of the licensed channels in the 900 MHz band in the applicable county. Under the 90% Broadband Segment Test, we must provide the FCC with a plan demonstrating that we hold, or have agreements with Covered Incumbents for, at least 90% of the licensed channels in the 6 MHz broadband segment designated by the FCC and within 70 miles of the county boundary. Under the 240 Channel Requirement, we must surrender 6 MHz of broadband or narrowband spectrum (or 240 channels) in the applicable county to the FCC. If we do not have a sufficient number of channels to satisfy any of these eligibility requirements, we will be required to purchase the additional channels from incumbents in privately negotiated transactions, swap our existing channels with incumbents (including any required retuning of the incumbent radio systems), demonstrate the ability to protect Covered Incumbents or effectively purchase channels not previously licensed by the FCC by making an Anti-Windfall Payment. The amount of spectrum we will be required to purchase and/or swap and the amount of any Anti-Windfall Payment will vary in each county based on our existing spectrum holdings in such county. Our ability to acquire and/or swap the additional spectrum necessary to secure broadband licenses in a desired county on a timely and cost-effective basis will depend on the incumbents who hold the additional spectrum we need to acquire or swap and their operations that we may need to retune or replace. Obtaining the required spectrum to qualify for broadband licenses may take longer and be more expensive than we currently anticipate. In addition, as discussed in more detail below, incumbents may elect not to sell or swap their existing channels on reasonable terms, or at all, and until we obtain a broadband license from the FCC, we will not be able to utilize the Mandatory Retuning procedures the FCC established in the Report and Order. If we are unable to obtain broadband licenses on favorable terms and on a timely basis, or at all, our business, liquidity, results of operations and prospects will be materially adversely affected. In addition, significant costs or delays beyond what we have anticipated in our business plan will further delay us from commercializing our spectrum assets, and may prevent us from returning capital to stockholders (through dividends or stock repurchases) and require us to seek additional sources of capital and liquidity in order to carry out our business and plans, which could cause significant dilution to our existing stockholders. See the risk factor entitled “We may not be able to correctly estimate our operating expenses or future revenues, which could lead to cash shortfalls, and may prevent us from returning capital to our stockholders and require us to secure additional financing.”
The voluntary exchange process established by the FCC in the Report and Order may not allow us to clear or relocate incumbents in a timely manner and on commercially reasonable terms, or at all.
The Report and Order establishes a market-driven, voluntary exchange process for clearing the channels in the broadband segment on a county-by-county basis. When we apply for a broadband license, we will need to demonstrate that we satisfy the 90% Broadband Segment Test. The fact that we will need to account for 90% of the licensed channels in the broadband segment before we can file for a broadband application, can lead to holdouts by Covered Incumbents. For example, a Covered Incumbent may demand compensation in an amount that is disproportionate to the cost of relocating its system or any reasonable reflection of the value of its spectrum holdings or may elect not to negotiate an agreement at all. In the Report and Order, the FCC has established that a Broadband license can trigger a Mandatory Retuning process to help a broadband applicant clear the remaining channels in the broadband segment. There is no assurance, however, that we can swap or acquire sufficient channels, including purchasing additional spectrum, swapping spectrum or entering into protective agreements with Covered Incumbents, to satisfy the 90% Broadband Segment Test on a timely basis and on commercially reasonable terms, or at all. Further, even if we satisfy the 90% Broadband Segment Test, as part of the Mandatory Retuning process we will be required to pay any costs associated with providing Covered Incumbents with comparable facilities and paying relocation costs.
In addition, the FCC has exempted channels from the Mandatory Retuning process that are being utilized by incumbents operating Complex Systems. The FCC exempted Complex Systems from the Mandatory Retuning requirements because retuning these systems could be complex and disruptive to the incumbent operators. Complex Systems are located in some of the largest business and population centers in the United States. Most are operated by electric utilities, including some utilities that actively opposed our 900 MHz Broadband Spectrum initiatives that resulted in the Report and Order. This exemption effectively prevents us from obtaining broadband licenses in counties where these Complex Systems are located (or if a Complex System is being operated within 70 miles of a county boundary for which we are attempting to obtain a broadband license) without the incumbent’s consent, which could be withheld for any reason, or for no reason. As a result, the incumbents operating Complex Systems can make demands that are not commercially reasonable (including the commercial terms to obtain the use of our spectrum), delay their decision or refuse to negotiate with us altogether. Our inability to obtain broadband licenses in counties where Complex Systems are currently being operated (or are being operated within 70 miles of a county boundary for which we are attempting to obtain a broadband license) could have a material adverse effect on our operations and business plan, our future prospects and opportunities and on our ability to develop a profitable business.
The members of the AAR may delay or hinder our ability to commercialize broadband licenses.
The AAR holds a nationwide geographic license for six non-contiguous channels in the 900 MHz band, three of which are located within the broadband segment established by the FCC in the Report and Order. These channels are used by freight railroads for Advanced Train Control System operations. We recognized from the outset of the 900 MHz proceedings the importance of reaching agreements with the railroads about their relocation and worked with them throughout the FCC process. The Report and Order acknowledged the agreement we had reached with the AAR. In January 2020, we formalized our AAR Agreement with the AAR in which we agreed to provide licenses in the 900 MHz band to enable the AAR to relocate its operations, including operations utilizing the three channels located in the 900 MHz broadband segment. We cancelled these licenses in June 2020 in accordance with the AAR Agreement and the FCC Report and Order. Delays by members of the AAR in clearing their channels in the broadband segment could delay or hinder our ability to commercialize broadband licenses and the ability of our customers to deploy 3 x 3 MHz broadband networks in the affected area, which could cause delays, penalties or have a material adverse effect on our operations and business plan, our future prospects and opportunities and on our ability to develop a profitable business.
We may not be successful in commercializing our spectrum assets on a timely basis or in accordance with our business plans and expectations.
We have identified utilities and other critical infrastructure enterprises as our initial target customers. As of the date of this filing, we have signed long-term leases of our spectrum assets with Ameren, Evergy and Xcel Energy and have entered into agreements to sell our spectrum assets to SDG&E and LCRA. Although we are in discussions with other utilities and critical infrastructure enterprises, there is no assurance that these discussions will continue to progress or eventually result in contracts with these entities or that we will be successful in our efforts to commercialize our spectrum assets and other service offerings. For example, utilities or other critical infrastructure enterprises may not elect to acquire use of any broadband licenses we secure on terms satisfactory to us or for a consideration that represents what we believe is the fair market value for the rights to our spectrum, on a timely basis, or at all. Similarly, there is no assurance that utilities or other critical infrastructure customers will retain us for any other value-added services we offer them. As a result, our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by companies in their early stages of implementing a new business plan and pursuing opportunities in highly competitive and rapidly developing markets.
In addition, under our current business plan, we generally intend to enter into long-term leasing or other transfer arrangements for our spectrum assets in one county with one customer, or a limited number of customers, in each geographic area. We also expect that our customers will pay what we believe is the fair market value for rights to our spectrum and bear the costs of deploying and operating their private broadband networks. As a result, many geographic areas may have only one or a limited number of potential customers and if we are not successful with this customer or limited number of customers, our spectrum may not be utilized, and we will not be able to generate revenues from owning spectrum in that geographic area. In addition, even if we enter a long-term lease or transfer arrangement for a geographic area, we expect payments by our customer in such area will be contingent on our ability to clear incumbents and take the other necessary actions to secure broadband licenses on a timely basis. Our customers also will typically require rights to all spectrum we have in its geographic operating area. Because of this, we may not have additional spectrum assets to lease in such geographical area to other potential customers. Further, other than our lease or transfer arrangements, we will not generate revenue from the operation of the broadband networks or technologies deployed by our customers. As a result, there is considerable uncertainty as to whether we can generate sufficient revenues to develop a profitable business from leasing or otherwise transferring our licensed 900 MHz spectrum on a timely basis, or at all.
Our ability to successfully commercialize our spectrum assets will also depend on the commercial availability of technology, products and solutions that can both utilize the broadband licenses we secure and satisfy our customers’ demands. Our spectrum assets are located within the 3GPP global standard of Band 8 (also known as the E-GSM band, or 880 - 915 MHz paired with 925 - 960 MHz). Band 8 has been internationally approved and is currently being utilized with LTE broadband networks. However, we may not be able to continue to convince chipmakers and other technology, product and solution manufacturers and vendors to develop the technology, products and solutions required to satisfy our customers’ various use cases and meet the technical specifications established in the Report and Order. Further, adverse economic conditions, including as a result of health pandemics, inflation, regulatory actions and policy changes, and geopolitical matters, may result in supply chain issues which limit our customer’s ability to obtain the necessary technology and products to deploy an LTE broadband network utilizing our spectrum. If such technologies, products and solutions are not available or competitively priced or are significantly delayed, our customers may decide not to lease any broadband licenses we secure on acceptable terms, on a timely basis, or at all.
Further, our assessment that we should target utilities and other critical infrastructure entities as customers for our spectrum is based on our determination that these entities have regulatory and other incentives to install a significant number of new technologies, such as smart devices and sensors, that will generate an increasing amount of data that cannot be addressed well by their existing communication networks and systems. Our potential customers, however, are large organizations and their decision to implement private broadband networks, technologies and solutions is an involved decision and will require significant capital outlays. Any negotiation and contract process with these potential customers has taken, and likely will continue to take, a significant amount of time and effort to work through their approval and funding processes. In addition, there is no assurance that the governmental agencies that regulate these entities will allow them to pass the capital costs of implementing broadband networks, technologies and solutions utilizing our spectrum on to their ratepayers, which could cause these entities to be unable to afford, or to elect not to pursue, rights to our spectrum assets. In addition, although there is broad availability of broadband LTE, there is no assurance that our targeted customers will be able to utilize existing broadband networks, technologies and solutions with our spectrum for their desired use cases without requiring modifications to existing equipment or engaging in product and/or service development efforts, any of which could result in deployment delays, require them or us to invest in technology or other development activities or otherwise adversely limit the potential benefits or value of our spectrum assets. If any of these risks occur or continue beyond our plans and expectations, our plans to commercialize our spectrum assets may not be as valuable as we expect and we may experience significant delays in our commercialization plans, which will have an adverse effect on our business, liquidity, results of operations and prospects.
We are subject to contingencies and obligations under our commercial agreements with our customers including the delivery of cleared spectrum and broadband licenses on a timely basis, and as a result, there is no assurance that we will receive payments from such customers in the amounts and on the timeline we currently expect, or that any payments we have received to date, including from Evergy, will not be subject to repayment or that we will not be subject to contract claims, including rights of termination.
We are subject to contingencies and obligations under our commercial agreements with Ameren, SDG&E, Evergy, Xcel Energy and LCRA, including the delivery of cleared spectrum and broadband licenses in the designated service territories on a timely basis. There is no assurance that we will be able to clear incumbents from Ameren’s, SDG&E’s, Evergy’s, Xcel Energy’s, and/or LCRA’s respective service territories and obtain broadband licenses from the FCC on the timeline required under our agreements, or at all. Ameren’s, SDG&E’s, Evergy’s, Xcel Energy’s, and LCRA’s respective payment obligations, including our ability to maintain any upfront payments and any future payment obligations under these agreements, are contingent on our ability to deliver cleared spectrum and Broadband Spectrum licenses on the timelines required in these agreements. As a result, there is no assurance that we will be able to retain any upfront payments or receive future payments in the amounts and on the timeline we currently expect, or at all. Further, Ameren, Evergy and Xcel Energy may not elect to exercise their options for additional terms contemplated by the terms of the long-term lease agreements. Further, our costs to clear incumbents, qualify for broadband licenses and perform our other obligations under our agreements with Ameren, SDG&E, Evergy, Xcel Energy and LCRA may be significantly more than we currently anticipate, which could increase our capital expenses and reduce the net revenue or proceeds we recognize from these agreements.
Macroeconomic pressures resulting from health epidemics, including the recent COVID-19 pandemic, unfavorable market conditions, regulatory and policy changes, and ongoing geopolitical matters, may have an adverse impact on our business, financial results, stock price and results of operations as well as the business of our current and potential customers.
While the severity of the recent COVID-19 pandemic has lessened significantly, the pandemic has had a significant negative impact on the macroeconomic environment, such as decreases in per capital income and level of disposable income, inflation, rising interest rates, and supply chain issues. Ongoing geopolitical matters have also contributed to difficult macroeconomic conditions and exacerbated supply chain issues, resulting in significant economic uncertainty as well as volatility in the financial markets and new regulatory and policy initiatives particularly in the United States. Such conditions may adversely impact our business, financial results, and prospects and our target customers’ businesses. In addition, such macroeconomic conditions could impact our ability to access the public markets as and when appropriate or necessary to carry out our operations or our strategic goals. We cannot predict the ongoing extent, duration or severity of these conditions, nor the extent to which we may be impacted.
To the extent macroeconomic conditions worsen, our business, operations and results of operation could be negatively impacted. Additionally, to the extent that there is a resurgence in the COVID-19 pandemic, or other health epidemics or outbreaks, our operations could be disrupted and our business adversely impacted. Such disruptions or impacts may be similar to those we faced during the COVID-19 pandemic, such as mandated business closures in impacted areas, limitations with employee resources due to stay at home orders or sickness of employees or their families, reduction of our business operations and the business operations of our targeted utility and critical infrastructure customers, all of which may have an adverse impact on our business, financial results, stock price and results of operations.
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
The FCC issues each spectrum license for a fixed period, typically ten years in the case of the FCC licenses for the narrowband spectrum we currently hold and 15 years for any broadband licenses we have or intend to secure in the future. The Report and Order establishes “performance” or build-out requirements that we will be required to meet to retain and renew any broadband licenses we obtain (“Build-out Requirements”). Performance will be measured at the six- and twelve-year anniversaries of each broadband license. Although we have contractual rights and remedies with our licensees in the event of their failure to meet the Build-Out Requirements, a failure to satisfy the six-year anniversary requirements, accelerates the twelve-year anniversary to a ten-year anniversary requirement. A failure to satisfy these requirements could result in the FCC’s termination of a broadband license or refusal to renew a previously issued broadband license. In addition, under our business plan, we intend for our customers to be responsible to pay the build-out and operating costs of such broadband systems. Such Build-Out Requirements could impose a significant expense and could cause potential customers to decide not to license broadband licenses from us, or to seek alternative communication solutions from other providers.
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
We dedicated significant resources to support the FCC’s approval of the Report and Order. We have expended, and will need to continue to expend substantial resources for the foreseeable future, to commercialize and promote the benefits of deploying broadband systems to our targeted utility and critical infrastructure customers. We also will need to expend substantial resources for the foreseeable future to qualify for and obtain broadband licenses, including the costs related to retuning incumbent systems, purchasing additional spectrum from incumbents and/or making Anti-Windfall Payments to the U.S. Treasury to commercialize our spectrum assets. We believe our cash and cash equivalents on hand, along with contracted proceeds from customers will be sufficient to meet our financial obligations through at least 12 months from the date of this filing.
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
•the cost and time to promote, market and commercialize our spectrum assets, including the long sales cycle required to enter commercial arrangements with our targeted utility and critical infrastructure customers;
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
Other costs may arise that we currently do not anticipate and unanticipated events may occur that reduce the amounts and delay the timing of our future revenues. We may not be able to adjust our operations in a timely manner to compensate for any shortfall in our revenues, delays in obtaining broadband licenses, delays in entering commercial agreements for our spectrum or increases in the expenses required to secure broadband licenses and implement our commercialization and business plans.
Further, our assumptions regarding the terms of any spectrum transactions we enter into with our targeted customers, including the timing of customer payments, may turn out to be inaccurate. As a result, a significant shortfall in our planned revenues, a significant delay in obtaining broadband licenses and entering into agreements for our spectrum assets, customers electing not to make significant pre-payments under the terms of any agreements we enter into or significant increases in our planned expenses could have an immediate and material adverse effect on our business, liquidity, results of operations and prospects. In such case, we may not be able to return capital to our stockholders through dividends and stock repurchases and may be required to issue additional equity or debt securities or enter into other commercial arrangements to secure the additional financial resources to support our future operations and the implementation of our business plans. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business, prospects and results of operations. In addition, we may seek additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
We have a limited operating history with our current business plan, which makes it difficult to evaluate our prospects and future financial results and our business activities, strategic approaches and plans may not be successful.
Although we were incorporated in 1997, our business is now reliant on our ability to secure broadband licenses pursuant to the Report and Order and to commercialize our spectrum assets to our targeted utility and critical infrastructure customers. Since the Report and Order, we have signed commercial agreements with five of our target utility and critical infrastructure customers for the long-term lease or transfer of our spectrum assets. Although we are in discussions with other utilities and critical infrastructure companies, and we believe many of these utility and critical infrastructure customers have demonstrated an intention to acquire use of our 900 MHz Broadband Spectrum based on their level of engagement, there is no assurance that these discussions will continue to progress or will eventually result in contracts with these entities. There also is no assurance regarding the terms of any agreements we enter into with our target customers, including the time required to enter into an agreement and the amount or timing of any payments from any executed agreement. In addition, there is no assurance that we will be able to satisfy our obligations under our commercial agreements, including our obligations to secure broadband licenses on a timely basis and on commercially reasonable terms, or at all. As a result, there is no assurance that we will be successful in our efforts to commercialize our spectrum assets and other service offerings. Further, our ability to forecast our future operating results is limited and subject to a number of risks and uncertainties, including our ability to accurately forecast and estimate our future revenues and the expenses and time required to obtain broadband licenses and pursue our commercialization plans. We have encountered, and expect to continue to encounter, risks and uncertainties frequently experienced by new businesses in highly competitive, technical and rapidly changing markets. If our assumptions regarding these risks and uncertainties are incorrect, or if there are adverse changes in our commercialization plans or opportunities or general economic conditions, or if we do not manage or address these risks and uncertainties successfully, our results of operations could differ materially and adversely from our expectations.
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
•compete against other wireless companies, such as Verizon, AT&T, T-Mobile, Dish and UScellular, manufacturers and vendors who have significantly greater resources and pricing flexibility, long-term relationships with our targeted customers and greater political and regulatory influence;
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
Our competitors include retail wireless network providers, such as Verizon, AT&T, T-Mobile, Dish and UScellular, private radio operators and other public and private companies who supply communication networks, technologies, products and solutions to our targeted utility and critical infrastructure entities. Many of these competitors have significantly more resources, a longer track record of providing technologies, products and solutions to our targeted customers and greater political and regulatory influence than we do, all of which could prevent, delay or increase the costs of commercializing the broadband licenses we secure to our targeted customers. In addition, we expect our targeted customers will bear the cost of installing and operating the broadband networks, technologies and solutions utilizing our licensed spectrum, thereby requiring the replacement of some or all of their existing communication systems. Given these significant capital requirements, there is no assurance that we will be able to successfully commercialize our spectrum assets, especially in light of the competitive environment in which we operate, and the wide variety of technologies, products and solutions offered by our competitors. Further, in the process of pursuing broadband licenses, we may be required to make significant concessions or contractual commitments, make significant payments or assume significant costs, purchase additional spectrum or replacement communication systems or limit the use of our spectrum assets or restrict our pursuit of business opportunities to address the concerns expressed by incumbents and other interested parties.
In addition, the FCC and other federal, state and local governmental authorities could adopt new regulations or take actions, including making additional spectrum available that can be utilized by our targeted customers, which could harm our ability to license our spectrum assets. For example, the federal government created and funded the FRNA, which the federal government authorized to help accomplish, fund, and oversee the deployment of a dedicated NPSBN. The NPSBN, which is marketed as “FirstNet”, may provide an additional source of competition to utilizing our 900 MHz spectrum assets by our targeted utility and critical infrastructure enterprises.
Some of our competitors, such as Verizon, AT&T, T-Mobile, Dish and UScellular, have significantly greater pricing flexibility, have taken steps and may decide to compete against us more aggressively. These and other competitors may own or acquire spectrum that directly competes with our 900 MHz spectrum and/or have developed or may develop technologies that directly compete with our solutions. If competitors offer spectrum rights or services, technologies and solutions to our targeted customers at prices and terms that make the licensing of our spectrum assets unattractive, our ability to license or otherwise commercialize our spectrum assets could be impaired. As a result, we may be unable to attract customers at prices or on terms that would be favorable, or at all, which could have an adverse effect on the growth and timing of any future revenues. In addition, we may not be able to fund or invest in certain areas of our business to the same degree as our competitors. Many have substantially greater product development and marketing budgets and other financial and regulatory personnel resources than we do. Many also have greater name and brand recognition and a larger base of customers than we have. Competition could increase our selling and marketing expenses and related customer acquisition costs. We may not have the financial resources, technical expertise or marketing and support capabilities to compete successfully.
If we are unable to attract new customers, our results of operations and our business will be adversely affected.
Our targeted customers are large, heavily-regulated enterprises and our business plan requires these customers to commit to long-term transactions for our spectrum and then to purchase and deploy broadband network equipment, solutions and services utilizing our leased spectrum. There are typically a number of constituencies within each of our targeted customers that need to review and approve the commercial agreements of our spectrum before signing a contract with us. As a result, we have experienced, and we expect to continue to experience, long sales cycles with our targeted customers. In addition, numerous other factors, many of which are out of our control, may now or in the future impact our ability to acquire new customers, including not gaining support from governmental bodies that regulate our customers, the ability of our customers to pass their broadband spectrum use and deployment costs to their ratepayers, our customers’ existing commitments to other providers or communication solutions, real or perceived costs of leasing our spectrum assets and deploying broadband networks, solutions and services, our failure to expand, retain and motivate our sales and marketing personnel, our failure to develop or expand relationships with the manufacturers or suppliers of broadband technologies, solutions and services that can be utilized on our spectrum, negative media, industry or financial analyst commentary regarding us or our solutions, litigation, the spectrum and service offerings of our competitors, the adverse impacts of the health pandemics and deteriorating general economic conditions and events. Any of these factors could impact our ability to attract new customers to lease or obtain rights to our spectrum assets. As a result of these and other factors, we may be unable to timely attract enough customers to support our operating costs, which would harm our business and results of operations.
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
As of March 31, 2023, we had approximately $90.3 million of federal net operating loss (“NOL”) carryforwards, expiring in various amounts from 2023 through 2038, to offset future taxable income and the remaining $237.5 million of which can be carried forward indefinitely but limited to 80% of future taxable income when used. In the United States, utilization of the NOL carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions due to ownership change limitations that have occurred previously or that could occur in the future. The NOL carryforwards and certain other tax attributes of ours may also be subject to limitations as a result of ownership changes. If we were to lose the benefits of these NOL carryforwards, our future earnings and cash resources would be materially and adversely affected. We have incurred net losses since our inception, and we anticipate that we will continue to incur significant losses for the foreseeable future; thus, we do not know whether or when we will generate the U.S. federal taxable income necessary to utilize our NOLs.
Our reputation and business may be harmed, and we may be subject to legal claims if there is loss, disclosure, or misappropriation of, or access to, our customers’ information.
We make extensive use of online services and centralized data processing, including through third-party service providers. The secure maintenance and transmission of customer information is an important element of our operations. Our information technology and other systems, and those of our service providers or contract partners, that maintain and transmit customer information, including location or personal information, may be compromised by a malicious third-party penetration of our network security, or that of our third-party service providers or contract partners, or impacted by unauthorized intentional or inadvertent actions or inactions by our employees, or by the employees of our third-party service providers or contract partners. Cyber-attacks, which include the use of malware, computer viruses and other means of disruption or unauthorized access, have increased in frequency, scope and potential harm in recent years. While, to date, we have not been subject to cyber-attacks or other cyber incidents which, individually or in the aggregate, have been material to our operations or financial condition, the preventive actions we and our third-party service providers and contract partners take to reduce the risk of cyber incidents and protect information technology resources and networks may be insufficient to repel a major cyber-attack in the future. As a result, our customers’ information may be lost, disclosed, accessed, used, corrupted, destroyed or taken without the customers’ consent. Any significant compromise of our data or network security, failure to prevent or mitigate the loss of customer information and delays in detecting any such compromise or loss could disrupt our operations, impact our reputation and subject us to additional costs and liabilities, including litigation, which could produce material and adverse effects on our business and results of operations.
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
Our future success depends on our ability to retain our executive officers and key personnel and to attract, retain and motivate qualified personnel.
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

Recruiting and retaining qualified personnel, including effective sales personnel, are critical to our success. Competition to hire qualified personnel in our industry is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous telecommunications companies for similar personnel.
We will need to continue to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.
We have significantly expanded our commercialization organization since the Report and Order was issued in May 2020. As we continue to pursue broadband licenses and implement our commercialization plans, we expect to need additional managerial, operational, technical, sales, marketing, financial, legal and other resources. Our management may need to divert its attention away from its day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant expenditures and may divert financial resources from other projects. If our management is unable to effectively manage our growth, our expenses may increase more than expected or budgeted, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our currently anticipated business strategy. Our future financial performance and our ability to commercialize our spectrum assets and compete effectively will depend, in part, on our ability to effectively manage any future growth. Failure to manage this growth could disrupt our business operations and negatively impact our ability to achieve success.
If we fail to implement and maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial results, which would materially and adversely affect our value and our ability to raise any required capital in the future.
Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We have discovered in the past and may discover in the future areas of our internal controls that need improvement or additional documentation. For example, subsequent to filing the Quarterly Report on Form 10-Q for the period ended September 30, 2021, we determined that our controls and procedures were not effective as the result of a material weakness in our internal controls over financial reporting related to the identification, review, analysis and recording of our intangible assets, more specifically, non-monetary exchanges of our narrowband licenses for broadband licenses. The material weakness was remediated as of March 31, 2022 as the applicable remedial controls operated for a sufficient period of time and management has concluded through testing, that these controls were operating effectively as of the end of the period covered by this Annual Report.
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
Based on our review of publicly available filings as of June 09, 2023, funds affiliated with Owl Creek Asset Management (“Owl Creek”) beneficially owned approximately 28.4%, funds affiliated with Heard Capital LLC owned approximately 7.9%, funds affiliated with Morgan Stanley Investment Management Inc. owned approximately 6.8%, funds affiliated with BlackRock, Inc. owned approximately 6.8%, and funds affiliated with GIC Private Limited owned approximately 6.1% of our outstanding common stock. These four investment firms collectively beneficially own approximately 56.0% of our outstanding shares of common stock. Although we are not aware of any voting arrangements between these stockholders, our significant stockholders can determine (if acting together) or significantly influence: (i) the outcome of any corporate actions submitted by our Board for approval by our stockholders and (ii) any proposals or director nominees submitted by a stockholder. Further, they could place significant pressure on our Board to pursue corporate actions, director candidates and business opportunities they identify. For example, in the fiscal year ended March 31, 2022 (“Fiscal 2022”) we engaged in cooperative discussions with Owl Creek regarding Owl Creek’s interest in nominating an individual to our Board and in Fiscal 2023 we added Jeffrey Altman, managing member of the general partner of Owl Creek, to our Board. In addition, in its recent filings with the SEC, Owl Creek reported that it expects to continue to engage in cooperative discussions with our management and Board concerning ways to work together to achieve our strategic objectives. Owl Creek and our other significant stockholders could effectively block a proposed sale of the company, even if recommended by our Board. Alternatively, these stockholders could place pressure on our Board to pursue a sale of the company or its assets. As a result of this concentration of ownership, our other stockholders may have no effective voice in our corporate actions or the operations of our business, which may adversely affect the market price of our common stock.
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
Our Board authorized a share repurchase program pursuant to which we may repurchase up to $50.0 million of our common stock on or before September 29, 2023. The manner, timing and amount of any share repurchases may fluctuate and will be determined by us based on a variety of factors, including the market price of our common stock, our priorities for the use of cash to support our business operations and plans, general business and market conditions, tax laws, and alternative investment opportunities. The share repurchase program authorization does not obligate us to acquire any specific number or dollar value of shares. Further, our share repurchases could have an impact on our share trading prices, increase the volatility of the price of our common stock, or reduce our available cash balance such that we will be required to seek financing to support our operations. Our share repurchase program may be modified, suspended or terminated at any time, which may result in a decrease in the trading prices of our common stock. Even if our share repurchase program is fully implemented, it may not enhance long-term stockholder value. Additionally, repurchases are subject to the 1% Share Repurchase Excise Tax enacted by the Inflation Reduction Act, which may be offset by shares newly issued during that fiscal year (the “Share Repurchase Excise Tax”). We have and will continue to take the Share Repurchase Excise Tax into account with respect to our decisions to repurchase shares.
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
•we will not be obligated pursuant to our Amended and Restated Bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnities, except with respect to proceedings authorized by our Board or brought to enforce a right to indemnification;
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We maintain offices in Woodland Park, New Jersey, McLean, Virginia and Abilene, Texas. The lease for our corporate headquarters at 3 Garret Mountain Plaza, Suite 401, Woodland Park, New Jersey, which was renewed in February 2017 for an additional 10 years, is for 19,276 square feet of office space with a termination date of June 2027. We have the right of first offer for adjacent space if it becomes available. In February 2019, we entered into a lease agreement for our second office space located at 8260 Greensboro Drive, Suite 501, McLean, Virginia for 5.5 years, which was amended in September 2022 to expand the office by an additional 2,847 square feet for a total of 8,212 square feet with a termination date of October 2024. In November 2018, we entered into a lease agreement to store equipment located at 5520 North First Street, Abilene, Texas for 5 years with a termination date of October 2023. The leased warehouse includes approximately 37,409 square feet. We believe that our existing facilities are adequate for our current needs.
We do not own any real property.
ITEM 3. LEGAL PROCEEDINGS
We are not involved in any material legal proceedings or other legal matters at this time. However, from time to time, we may be involved in litigation that arises from the ordinary operations of business, such as contractual or employment disputes or other general actions. See Note 12 Contingencies of the Notes to the Consolidated Financial Statements contained within this Annual Report for a further discussion of potential commitments and contingencies related to legal proceedings.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Shares of our common stock are listed for trading on the Nasdaq Capital Market under the symbol “ATEX”.
As of June 09, 2023, we had 19,042,634 shares of common stock outstanding and approximately 108 record holders of our common stock, including common stock held through brokerage firms in “street name.”
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
Securities Authorized for Issuance under Equity Compensation Plans.
We currently award stock options and restricted stock units to our employees meeting certain eligibility requirements under a plan approved by our stockholders in 2014, as amended, referred to as the “2014 Stock Plan” and have previously awarded stock options and restricted stock units to our employees meeting certain eligibility requirements under a plan approved by our stockholders in 2010. The following table summarizes information about our equity compensation plans as of March 31, 2023:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options or Rights (1) (a)	Weighted-Average Exercise Price of Outstanding Stock Options or Rights (1) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,436,731	$39.30	502,256	(2)
Equity compensation plans not approved by security holders	—	—	—
(1)Does not take into account outstanding restricted stock units.
(2)Historically, the number of shares of our common stock reserved under the 2014 Stock Plan were increased, based on Board approval each January 1, which was intended to continue through and including January 1, 2024, by an amount equal to the smaller of 5% of the number of shares of our common stock issued and outstanding on the immediately preceding December 31 or a lesser amount determined by our Board (the “evergreen provision”). On June 14, 2021, the Compensation Committee of our Board approved Amendment No. 1 to 2014 Stock Plan to eliminate the evergreen provision for all future years (i.e., January 1,2022 through January 1, 2024). There was no increase in the number of shares authorized under the 2014 Stock Plan during the fiscal year ended March 31, 2023.
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
The performance graph set forth below compares our cumulative total stockholder return for the periods commending March 31, 2018 through March 31, 2023, assuming an initial investment of $100 in our common stock, and in each of the Nasdaq Capital Market Composite Index and Nasdaq Telecommunications Index and assumes the reinvestment of dividends. No dividends have been declared or paid on our common stock. The comparisons in the performance graph below are required by the SEC and are not intended to forecast or be indicative of possible absolute or relative future performance of our common stock, and we do not make or endorse any predictions as to future stockholder returns.

Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any equity securities not registered under the Securities Act, during the fiscal year ended March 31, 2023.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers.
The following table provides information with respect to purchases of our common stock by us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended March 31, 2023.

Issuer Purchases of Equity Securities (1)
(in thousands except for share and per share data)
Period	Total Number of Shares Purchased	Average Price paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs
January 1, 2023 through January 31, 2023
Open market and privately negotiated purchases	—	$—	—	$26,815
February 1, 2023 through February 28, 2023
Open market and privately negotiated purchases	—	—	—	26,815
March 1, 2023 through March 31, 2023
Open market and privately negotiated purchases	—	—	—	26,815
Total	—	$—	—	$26,815
(1)On September 30, 2021, our Board authorized a share repurchase program pursuant to which we may repurchase up to $50.0 million of our outstanding shares of common stock on or before September 29, 2023. The manner, timing and amount of any share repurchases may fluctuate and will be determined by us based on a variety of factors, including the market price of our common stock, our priorities for the use of cash to support our business operations and plans, general business and market conditions and alternative investment opportunities. The share repurchase program authorization does not obligate us to acquire any specific number or dollar value of shares. Under the share repurchase program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
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
Overview
We are a wireless communications company focused on commercializing our spectrum assets to enable our targeted utility and critical infrastructure customers to deploy private broadband networks and on offering innovative broadband solutions to the same target customers. We are the largest holder of licensed spectrum in the 900 MHz band (896 - 901 / 935 - 940 MHz) with nationwide coverage throughout the contiguous United States, Hawaii, Alaska and Puerto Rico. On May 13, 2020, the FCC approved the Report and Order to modernize and realign the 900 MHz band to increase its usability and capacity by allowing it to be utilized for the deployment of broadband networks, technologies and solutions. The Report and Order was published in the Federal Register on July 16, 2020 and became effective on August 17, 2020. We are now engaged in qualifying for and securing broadband licenses from the FCC. At the same time, we are pursuing opportunities to monetize the broadband spectrum we secure to our targeted utility and critical infrastructure customers.
Refer to our Business Section of this Annual Report for a more complete description of the nature of our business, including details regarding the process and costs to secure our broadband licenses.
Business Developments
On October 28, 2022, we entered into an agreement with Xcel Energy providing Xcel Energy dedicated long-term usage of our 900 MHz Broadband Spectrum for a term of 20 years throughout Xcel Energy’s service territory in eight states. The Xcel Energy Agreement also provides Xcel Energy an option to extend the agreement for two 10-year terms for additional payments. The Xcel Energy Agreement allows Xcel Energy to deploy a PLTE network to support its grid modernization initiatives for the benefit of its approximately 3.7 million electricity customers and 2.1 million natural gas customers. The scheduled prepayments for the 20-year initial term of the Xcel Energy Agreement total $80.0 million, of which $8.0 million was received in December 2022.
In September 2021, we entered into a long-term lease agreement of 900 MHz Broadband Spectrum with Evergy. The Evergy service territories covered by the Evergy Agreement are in Kansas and Missouri with a population of approximately 3.9 million people. The Evergy Agreement is for an initial term of 20 years with two 10-year renewal options for additional payments. We received full prepayment of $30.2 million for the initial 20-year term in October 2021. During the year ended March 31, 2023, we delivered to Evergy the 1.4 x 1.4 cleared 900 MHz Broadband Spectrum and the associated broadband licenses for 81 counties. The revenue recognized for the year ended March 31, 2023 was approximately $0.6 million.
In February 2021, we entered into an agreement with SDG&E, to provide 900 MHz Broadband Spectrum throughout SDG&E’s California service territory, including San Diego and Imperial Counties and portions of Orange County for a total payment of $50.0 million. The total payment of $50.0 million is comprised of an initial payment of $20.0 million received in February 2021 and the remaining $30.0 million payment, which is due through fiscal year 2024 as we deliver the associated broadband licenses to SDG&E and the relevant cleared 900 MHz Broadband Spectrum. In September 2022, we delivered to SDG&E 1.4 x 1.4 cleared 900 MHz Broadband Spectrum and the associated broadband license related to Imperial County and received a milestone payment of $0.2 million.

In May 2022, we issued Motorola 500,000 shares of our common stock. Motorola received the Shares by electing to convert 500,000 Class B Units it held in our subsidiary, PDV Spectrum Holding Company, LLC. Motorola acquired the Units in September 2014 in connection with the 2014 Motorola Spectrum Agreement, Motorola leased a portion of our narrowband spectrum, which was held by the Subsidiary, in consideration for an upfront, fully-paid leasing fee of $7.5 million and a $10.0 million investment in the Units. Motorola had the right at any time to convert its Units into the Shares, representing a conversion price of $20.00 per share. In June 2022, we filed a Registration Statement on Form S-3 to register the 500,000 shares of our common stock held by Motorola for resale or other disposition by Motorola. The Resale Registration Statement was declared effective by the SEC on July 15, 2022.
Recent Developments
On April 20, 2023, we entered into a license purchase agreement with LCRA under which LCRA will purchase 900 MHz Broadband Spectrum covering 68 counties and more than 30 cities in LCRA’s wholesale electric, transmission, and water service area for total payments of $30.0 million plus the contribution of select LCRA 900 MHz narrowband spectrum. The Agreement will support LCRA’s deployment of a PLTE network which will provide a host of capabilities including grid awareness, communications and operational intelligence that will enhance resilience and spur innovation at LCRA.
Results of Operations
Comparison of the years ended March 31, 2023, 2022 and 2021
The following table sets forth our results of operations for the fiscal years ended March 31, 2023 (“Fiscal 2023”), March 31, 2022 (“Fiscal 2022”) and March 31, 2021 (“Fiscal 2021”). The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.
Operating revenues

	For the years ended March 31,			Aggregate Change		Aggregate Change
(in thousands)	2023	2022	2021	2023 from 2022		2022 from 2021
Service revenue	$—	$—	$192	$—	0%	$(192)	-100%
Spectrum lease revenue	1,919	1,084	729	835	77%	355	49%
Total operating revenues	$1,919	$1,084	$921	$835	77%	$163	18%
Overall operating revenues increased by $0.8 million, or 77%, to $1.9 million in Fiscal 2023 from $1.1 million in Fiscal 2022. The increase in our spectrum lease revenue was attributable to revenue recognized in connection with our agreements with Ameren and Evergy of approximately $0.3 million and $0.6 million, respectively, for the current year. Overall operating revenues increased by $0.2 million, or 18%, to $1.1 million in Fiscal 2022 from $0.9 million in Fiscal 2021. The increase in our spectrum lease revenue was attributable to revenue recognized in connection with the Ameren Agreements of approximately $0.4 million. For a discussion of our revenue recognition policy, refer to Note 2 Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements contained within this Annual Report.
Operating expenses

	For the years ended March 31,			Aggregate Change		Aggregate Change
(in thousands)	2023	2022	2021	2023 from 2022		2022 from 2021
Direct cost of revenue (exclusive of depreciation and amortization)	$—	$5	$1,606	$(5)	-100%	$(1,601)	-100%
General and administrative	45,177	39,525	39,302	5,652	14%	223	1%
Sales and support	5,733	4,461	2,942	1,272	29%	1,519	52%
Product development	4,439	3,593	4,343	846	24%	(750)	-17%
Depreciation and amortization	1,420	1,450	3,533	(30)	-2%	(2,083)	-59%
Impairment of long-lived assets	—	—	85	—	0%	(85)	-100%
Operating expenses	$56,769	$49,034	$51,811	$7,735	16%	$(2,777)	-5%
Direct cost of revenue
Direct cost of revenue decreased from $5,000 for Fiscal 2022 to zero for Fiscal 2023. Direct cost of revenue decreased by $1.6 million to $5,000 for Fiscal 2022, or 100%, from $1.6 million for Fiscal 2021. The decrease is due to lower support costs related to the transfer of pdvConnect customers to the Team Connect LLC as part of our December 2018 restructuring efforts as discussed in Note 3 Revenue in the Notes to the Consolidated Financial Statements contained within this Annual Report.

General and administrative expenses
General and administrative expenses increased by $5.7 million to $45.2 million for Fiscal 2023, or 14%, from $39.5 million for Fiscal 2022. The increase primarily resulted from $4.3 million higher stock compensation expense due to additional grants awarded during Fiscal 2023, $1.0 million higher headcount and related costs, $0.4 million higher travel and meeting costs, $0.3 million higher regulatory fees, and $0.1 million higher IT related costs, partially offset by $0.3 million lower site related costs and $0.1 million lower professional services. General and administrative expenses increased by $0.2 million to $39.5 million for Fiscal 2022, or 1%, from $39.3 million for Fiscal 2021. The increase primarily resulted from $1.5 million higher headcount and employee related costs, $0.8 million higher professional service fees due to our strategic spectrum initiatives, $0.7 million higher site rent related costs and $0.3 million recruiting costs partially offset by $2.7 million lower stock compensation expense and $0.4 million lower management fees.
Sales and support expenses
Sales and support expenses increased by $1.3 million, or 29%, to $5.7 million for Fiscal 2023 from $4.5 million for Fiscal 2022. The increase primarily resulted from $0.8 million higher headcount and employee related costs, $0.3 million higher marketing costs related to advertising, sponsorships and trade shows and $0.2 million higher travel and meeting costs. Sales and support expenses increased by $1.5 million, or 52%, to $4.5 million for Fiscal 2022 from $2.9 million for Fiscal 2021. The increase primarily resulted from $0.6 million higher headcount and employee related costs, $0.5 million higher marketing costs related to advertising, sponsorships and trade shows, $0.1 million higher contract consulting costs and $0.3 million higher stock compensation expense.
Product development expenses
Product development expenses increased by $0.8 million, or 24%, to $4.4 million for Fiscal 2023 from $3.6 million for Fiscal 2022. The increase primarily resulted from $0.6 million higher non-recurring engineering costs, $0.5 million higher contract consulting costs and $0.1 million higher costs related to professional services, partially offset by $0.4 million lower headcount and related cost. Product development expenses decreased by $0.8 million, or 17%, to $3.6 million for Fiscal 2022 from $4.3 million for Fiscal 2021. The decrease primarily resulted from $0.4 million lower consulting fees and $0.4 million lower technology related costs.
Depreciation and amortization
Depreciation and amortization in Fiscal 2023 remained relatively flat as compared to Fiscal 2022. Depreciation and amortization expenses decreased by $2.1 million, or 59%, to $1.5 million for Fiscal 2022 from $3.5 million for Fiscal 2021. The decrease was due to the change in the useful life for our market network sites during Fiscal 2021 that resulted in higher depreciation expense. Market network site assets for our historical business were fully depreciated by December 31, 2020.
Impairment of long-lived assets
There were no impairment of long-lived assets expenses for Fiscal 2023 and Fiscal 2022. Impairment of long-lived assets expenses were $0.1 million for Fiscal 2021.
(Gain)/loss from disposal of intangible assets, net

	For the years ended March 31,			Aggregate Change		Aggregate Change
(in thousands)	2023	2022	2021	2023 from 2022		2022 from 2021
(Gain)/loss from disposal of intangible assets, net	$(38,399)	$(11,209)	$3,849	$(27,190)	243%	$(15,058)	-391%
During Fiscal 2023, we exchanged our narrowband licenses for broadband licenses in 84 counties. In connection with the exchange, we recorded an estimated accounting cost basis of $46.2 million for the new broadband licenses and disposed of $7.8 million related to the value ascribed to the narrowband licenses we relinquished to the FCC for those same 84 counties. As a result, we recorded a $38.4 million gain from disposal of the intangible assets on our Consolidated Statements of Operations. Refer to Note 5 Intangible Assets in the Notes to the Consolidated Financial Statements contained within this Annual Report for further discussion on the exchanges.
During Fiscal 2022, we exchanged our narrowband licenses for broadband licenses in 21 counties. In connection with the exchange, we recorded an estimated accounting cost basis of $15.3 million for the new broadband licenses and disposed of $4.1 million related to the value ascribed to the narrowband licenses we relinquished to the FCC for those same 21 counties. As a result, we recorded a $11.2 million gain from disposal of the intangible assets on our Consolidated Statements of Operations. Refer to Note 5 Intangible Assets in the Notes to the Consolidated Financial Statements contained within this Annual Report for further discussion on the exchanges.

In June 2020, we cancelled licenses in the 900 MHz band in accordance with the Report and Order and our agreement with the AAR. Because we did not receive any licenses nor monetary reimbursement in exchange for the cancellation, but only credit for purposes of determining our future eligibility and payment requirements for broadband licenses under the Report and Order, we recorded a $5.0 million loss from disposal of the intangible assets on our Consolidated Statements of Operations for Fiscal 2021.
In September 2020, we closed an agreement with a third party for the exchange of 900 MHz licenses. Under the agreement, we received spectrum licenses at their estimated fair value of approximately $0.2 million and a payment of $1.2 million in cash. Under the agreement, we transferred spectrum licenses with a book value of approximately $0.3 million to the third party. We recognized a $1.1 million gain from disposal of intangible assets on our Consolidated Statements of Operations when the deal closed in September 2020.
Loss from disposal of long-lived assets, net

	For the years ended March 31,			Aggregate Change		Aggregate Change
(in thousands)	2023	2022	2021	2023 from 2022		2022 from 2021
Loss from disposal of long-lived assets, net	$10	$107	$70	$(97)	-91%	$37	53%
Loss on disposal of long-lived assets, net decreased by $0.1 million, or -91%, to $10 thousand in Fiscal 2023, as compared to $0.1 million Fiscal 2022. The decrease was primarily due to the company disposing less assets in the current year than in the prior year. Loss on disposal of long-lived assets, net in Fiscal 2022 remained relatively flat as compared to Fiscal 2021.
Interest income

	For the years ended March 31,			Aggregate Change			Aggregate Change
(in thousands)	2023	2022	2021	2023 from 2022			2022 from 2021
Interest income	$1,140	$56	$124	$1,084	1936	%	$(68)	-55%
Interest income increased by $1.1 million, or 1936%, to $1.1 million for Fiscal 2023 as compared to $56,000 from Fiscal 2022. The increase was primarily attributable to higher interest rates. Interest income decreased by $68,000, or 55%, to $56,000 for Fiscal 2022 as compared to $0.1 million from Fiscal 2021 due to lower interest rates.
Other income

	For the years ended March 31,			Aggregate Change		Aggregate Change
(in thousands)	2023	2022	2021	2023 from 2022		2022 from 2021
Other income	$266	$256	$414	$10	4%	$(158)	-38%
Other income in Fiscal 2023 remained relatively flat as compared to Fiscal 2022. Other income decreased by $0.2 million, or 38%, to $0.3 million for Fiscal 2022 from $0.4 million for Fiscal 2021 due to lower payments received from our historical business.
Loss on equity method investment

	For the years ended March 31,			Aggregate Change		Aggregate Change
(in thousands)	2023	2022	2021	2023 from 2022		2022 from 2021
Loss on equity method investment	$—	$—	$(39)	$—	0%	$39	-100%
We reported loss on investment for Fiscal 2021 amounting to $39,000, relating to the 19.5% ownership interest in the LLC. (See Note 7 Related Party Transactions in the Notes to the Consolidated Financial Statements contained within this Annual Report).
Income tax expense

	For the years ended March 31,			Aggregate Change		Aggregate Change
(in thousands)	2023	2022	2021	2023 from 2022		2022 from 2021
Income tax expense	$1,262	$983	$124	$279	28%	$859	693%
For Fiscal 2023, Fiscal 2022 and Fiscal 2021, we recorded a total deferred tax expense of $1.3 million, $1.0 million and $0.1 million, respectively, due to the inability to use some portion of our federal and state NOL carryforwards against the deferred tax liability created by amortization of indefinite-lived intangibles.

Liquidity and Capital Resources
Our principal source of liquidity is our cash and cash equivalents generated from customer contract proceeds. On March 31, 2023, we had cash and cash equivalents of $43.2 million.
We believe our cash and cash equivalents on hand, along with contracted proceeds from customers, will be sufficient to meet our financial obligations through at least 12 months from the date of this Annual Report. As noted above, our future capital requirements will depend on a number of factors, including among others, the costs and timing of our spectrum retuning activities, spectrum acquisitions and the Anti-Windfall Payments to the U.S. Treasury, our operating activities, any cash proceeds we generate through our commercialization activities and our ability to timely deliver broadband licenses to our customers in accordance with our contractual obligations. We deploy this capital at our determined pace based on several key ongoing factors, including customer demand, market opportunity, and offsetting income from spectrum leases. As we cannot predict the duration or scope of the current negative macroeconomic environment, including any adverse effects of the health pandemics, inflation, regulatory and policy changes, and geopolitical matters, or their respective impacts on our business or our targeted customers, we cannot reasonably estimate any respective potential negative financial impact to our results of operations, commercialization efforts and financial condition. We are actively managing our business to maintain our cash flow and believe that we currently have adequate liquidity. To implement our business plans and initiatives, however, we may need to raise additional capital. We cannot predict with certainty the exact amount or timing for any future capital raises. See “Risk Factors” in Item 1A of Part I of this Annual Report for a reference to the risks and uncertainties that could cause our costs to be more than we currently anticipate and/or our revenue and operating results to be lower than we currently anticipate. If required, we intend to raise additional capital through debt or equity financings or through some other financing arrangement. However, we cannot be sure that additional financing will be available if and when needed, or that, if available, we can obtain financing on terms favorable to our stockholders and to us. Any failure to obtain financing when required will have a material adverse effect on our business, operating results, financial condition and liquidity.
In April 2020, we filed the Shelf Registration Statement on Form S-3 with the SEC that was declared effective by the SEC on April 20, 2020, which permitted us to offer up to $150.0 million of common stock, preferred stock, warrants or units in one or more offerings and in any combination, including in units from time to time. Our Shelf Registration Statement expired on April 20, 2023.
Cash Flows from Operating, Investing and Financing Activities

	For the years ended March 31,
(in thousands)	2023	2022	2021
Net cash (used in) provided by operating activities	$(27,250)	$17,913	$(9,959)
Net cash used in investing activities	$(27,130)	$(27,411)	$(14,174)
Net cash (used in) provided by financing activities	$(8,062)	$(2,416)	$4,218
Net cash (used in) provided by operating activities
Net cash used in operating activities was approximately $27.3 million in Fiscal 2023 an increase of $45.2 million from Fiscal 2022. The net cash used in operating activities in Fiscal 2023 was due to the following:
•$16.3 million net loss, offset by the following non-cash activity:
◦increase of $1.4 million for depreciation and amortization as a result of assets placed in service during the year;
◦increase of $17.9 million in stock-based compensation expense due to additional grants awarded; and
◦decrease of $38.4 million related to the non-monetary gain on disposals of intangible assets in connection to our exchange of narrowband licenses for broadband licenses;

offset by the following:
•$6.1 million increase in deferred revenue due to $8.0 million cash proceeds from our 900 MHz Broadband Spectrum customer prepayments offset by $1.9 million in revenue recognition in connection with the delivery of cleared 900 MHz Broadband Spectrum.
Net cash used in operating activities was approximately $17.9 million in Fiscal 2022. The net cash used in operating activities in Fiscal 2022 due to the following:
•$37.5 million net loss, offset by the following non-cash activity:
◦increase of $1.5 million for depreciation and amortization as a result of assets placed in service during the year;
◦increase of $13.6 million in stock-based compensation expense due to additional grants awarded; and

◦decrease of $11.2 million related to the non-monetary gain on disposals of intangible assets in connection to our exchange of narrowband licenses for broadband licenses;

offset by the following:
•$51.7 million increase in deferred revenue due to $52.8 million cash proceeds from our 900 MHz Broadband Spectrum customer prepayments offset by $1.1 million in revenue recognition in connection with the delivery of cleared 900 MHz Broadband Spectrum.
Net cash used in operating activities was approximately $10.0 million in Fiscal 2021. The net cash used in operating activities in Fiscal 2021 due to the following:
•$54.4 million net loss, offset by the following non-cash activity:
◦increase of $3.5 million depreciation and amortization as a result of assets placed in service during the year;
◦increase of $15.9 million in stock-based compensation expense due to additional grants awarded; and
◦increase of $3.8 million related to the non-monetary gain on disposals of intangible assets in connection to our exchange of narrowband licenses for broadband licenses;

offset by the following:
•$20.0 million increase in contingent liability relating to the upfront payment we received from SDG&E.
Net cash used in investing activities
Net cash used in investing activities was approximately $27.1 million, $27.4 million and $14.2 million in Fiscal 2023, Fiscal 2022 and Fiscal 2021, respectively. For Fiscal 2023, the net cash used in investing activities resulted from $25.0 million in wireless license acquisitions including refundable deposits and $2.1 million for purchases of equipment. For Fiscal 2022, the net cash used for investing activities resulted from $26.4 million in wireless license acquisitions including refundable deposits and $1.1 million for purchases of equipment. For Fiscal 2021, the net cash used for investing activities resulted from $13.9 million in wireless license acquisitions including refundable deposits and $0.2 million for purchases of equipment.
Net cash (used in) provided by financing activities
Net cash used in financing activities was approximately $8.1 million and $2.4 million in Fiscal 2023 and Fiscal 2022, respectively. Net cash provided by financing activities was $4.2 million in Fiscal 2021. For Fiscal 2023, net cash used in financing activities was primarily from the repurchase of common stock of $8.2 million, partially offset by the proceeds from stock option exercises of $1.7 million, net of payments of withholding tax on net issuance of restricted stock of $1.6 million. For Fiscal 2022, net cash used in financing activities was primarily from the repurchase of common stock of $15.0 million, partially offset by the proceeds from stock option exercises of $14.0 million, net of payments of withholding tax on net issuance of restricted stock of $1.5 million. For Fiscal 2021, the net cash provided by financing activities primarily resulted $4.2 million in cash received from the proceeds of stock option exercises.
Contracted cash proceeds
The following table illustrates the estimated contracted customer proceeds for Fiscal 2024 and thereafter (in thousands):

Customers	Fiscal 2024*	Thereafter*
Ameren	$—	$24,800
SDG&E	26,600	3,200
Xcel Energy	59,200	12,800
LCRA	15,000	15,000
Total	$100,800	$55,800
* Total cash proceeds are subject to change based on final delivery date of the broadband licenses for the associated milestone, which may include penalties associated with delayed deliveries.
Material Cash Requirements
Our future capital requirements will depend on many factors, including: costs and time related to the commercialization of our spectrum assets; and our ability to sign customer contracts and generate revenues from the license or transfer of any broadband licenses we secure; and our ability to timely deliver broadband licenses and clear spectrum to our customers in accordance with our contractual obligation; the timeline and costs to acquire broadband licenses pursuant to the Report and Order, including the costs to acquire additional spectrum, the costs related to retuning, or swapping spectrum held by 900 MHz site-based licensees in the broadband segment that is required under section 90.621(b) to be protected by a broadband licensee with a base station at any location within the county, or any 900 MHz geographic-based SMR licensee in the broadband segment whose license area completely or partially overlaps the county, and the costs of paying Anti-Windfall Payments to the U.S. Treasury.
We are obligated under certain lease agreements for office space with lease terms expiring on various dates from October 31, 2023 through June 30, 2027, which includes a three to ten-year lease extension for our corporate headquarters. We have also entered into multiple lease agreements for tower space related to our historical TeamConnect business and in connection with obtaining spectrum licenses. The lease expiration dates range from May 31, 2023 to August 31 2029. Total estimated payments for these lease agreements are approximately $5.5 million (exclusive of real estate taxes, utilities, maintenance and other costs borne by us). In addition to the lease payments for our tower space, we also have an obligation to clear the tower site locations, for which we recorded an asset retirement obligation (the “ARO”). Total estimated payments as a result of the ARO is approximately $0.6 million. See Note 2 Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements contained within this Annual Report for further information on the AROs.
Xcel Energy Guaranty
In connection with Xcel Energy Agreement, we entered into a guaranty agreement, under which we guaranteed the delivery of the relevant 900 MHz Broadband Spectrum and the associated broadband licenses in Xcel Energy’s service territory in eight states along with other commercial obligations. In the event of default or non-delivery of the specific territory’s 900 MHz Broadband Spectrum, we are required to refund payments we have received. In addition, to the extent Anterix has performed any obligations, our liability and remaining obligations under the Xcel Energy Agreement will extend only to the remaining unperformed obligations. We recorded $8.0 million in deferred revenue in connection with the prepayment received as delivery of the relevant cleared 900 MHz Broadband licenses or counties is expected to commence in the first quarter of Fiscal 2024 through 2029. As of March 31, 2023, the maximum potential liability of future undiscounted payments under this agreement is approximately $8.0 million.
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
The following table presents the share repurchase activity for Fiscal 2023, Fiscal 2022 and Fiscal 2021 (in thousands, except per share data):

	For the years ended March 31,
	2023	2022	2021
Number of shares repurchased and retired	216	252	—
Average price paid per share*	$47.05	$57.50	$—
Total cost to repurchase	$8,223	$14,962	$—
* Average price paid per share includes costs associated with the repurchases.
As of March 31, 2023, $26.8 million is remaining under the share repurchase program.
Critical Accounting Estimates
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
We believe that the areas described below are the most critical to aid in fully understanding and evaluating our reported financial results, as they require management’s significant judgments in the application of accounting policy or in making estimates and assumptions that are inherently uncertain and that may change in subsequent periods. Our significant accounting policies are set forth in Note 2 Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements contained within this Annual Report. Of those policies, we believe that the policy discussed below may involve a higher degree of judgment and may be more critical to an accurate reflection of our financial condition and results of operations.
Evaluation of Indefinite-Lived Intangible Assets for Impairment
Unit of accounting of wireless licenses not associated with closed deals is based on geographic markets. Unit of accounting of wireless licenses associated with closed deals is based on the deal markets. Our wireless licenses not associated with closed deals are tested for impairment based on the geographic markets, as we will be utilizing the existing wireless narrowband licenses, or broadband licenses if applicable, as part of facilitating broadband spectrum networks at a geographic market level. Our wireless licenses associated with closed deals are tested for impairment based at the deal market level. We use a market-based approach to estimate fair value for impairment testing purposes.
The valuation approach used to estimate fair value for the purpose of impairment testing requires management to use complex assumptions and estimates such as population, discount rates, industry and market considerations, long-term market equity risk, as well as other factors. These assumptions and estimates depend on our ability to accurately predict forward looking assumptions including successfully applying for broadband licenses, commercializing our 900 MHz Broadband Spectrum and properly estimating favorable deal terms over the life of the contract. For impairment testing, estimated fair value is determined using a market-based approach primarily using the 600 MHz auction price. As noted in the Report and Order, the FCC will use the spectrum price based on the average price paid in the FCC’s 600 MHz auction to calculate the Anti-Windfall Payments. In addition, we performed a sensitivity analysis to recent auctions and transactions noting that while in some cases the value was lower than the 600 MHz auction price, the values were well above our carrying value. Furthermore, if management determines that for impairment testing purposes, the 600 MHz auction price is not the appropriate market-based fair value, and the new estimated fair value is lower by over 50%, our intangible assets would still not be impaired as the current estimated fair value for impairment testing purposes exceeds book value by more than 50%.
During Fiscal 2023, we shifted from a probability analysis approach to a more detailed approach with measurable qualitative metrics. The new approach, Demonstrated Intent (“DI”), determines how likely a deal is to close based on certain qualitative factors, like applying for an experimental license, entering into a request for proposal, joining certain utility board or publicly backing 900 MHz Broadband Spectrum and its application. As a result, we will utilize the DI scores on a go-forward basis for our impairment analysis. We performed a step one quantitative approach impairment test as of January 1, 2023, to determine if the fair value of the combined licenses by the associated geographical or deal market exceeds the carrying value for each geographical or deal market. Based on the results of the impairment test, there were no impairment charges recorded during the year ended March 31, 2023.
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
Inflation Risk
Inflationary factors may adversely affect our operating results. As a result of recent increases in inflation, certain of our operating expenses have increased. Additionally, although difficult to quantify, we believe that the current macroeconomic environment, including inflation, could have an adverse effect on our target customers’ businesses, which may harm our commercialization efforts and negatively impact our revenues. Continued periods of high inflation could have a material adverse effect on our business, operating results and financial condition if we are not able to control our higher operating costs or if our commercialization efforts are slowed or negatively impacted, continued periods of high inflation could have a material adverse effect on our business, operating results and financial condition.
We continue to monitor our market risk exposure, including any adverse impacts related to health pandemics or the current macroeconomic environment, which has resulted in significant market volatility.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required by this item are set forth in Item 15 on pages F-2 through F-31 and are filed as part of this Annual Report.
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
Our management, under the supervision of our President and Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, our management determined that, as of March 31, 2023, we maintained effective internal control over financial reporting.
Attestation Report on Internal Control over Financial Reporting
For the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting, see Part IV, Item 15, Exhibits and Financial Statement Schedules. The effectiveness of our internal control over financial reporting as of March 31, 2023 has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(d) of the Exchange Act, during the quarterly period ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information relating to our directors, executive officers and corporate governance, including our Code of Business Conduct, will be included in the proxy statement for our 2023 annual meeting of our stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference. The full text of our Code of Business Conduct, which is the code of ethics that applies to all of our officers, directors and employees, can be found in the “Investors” section of our website accessible to the public at www.anterix.com.
ITEM 11. EXECUTIVE COMPENSATION
Information relating to our executive compensation will be included in the proxy statement for our 2023 annual meeting of our stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information relating to the security ownership of certain beneficial owners and management will be included in the proxy statement for our 2023 annual meeting of our stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information relating to certain relationships and related transactions and director independence will be included in the proxy statement for our 2023 annual meeting of our stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information relating to principal accountant fees and services will be included in the proxy statement for our 2023 annual meeting of our stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference.

PART IV.
ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a)(1) The following consolidated financial statements of the Company appear on pages F-2 through F-31 of this Annual Report and are incorporated by reference in Part II, Item 8:
Reports of Independent Registered Public Accounting Firms (PCAOB ID Number 248)
Consolidated Balance Sheets as of March 31, 2023 and 2022
Consolidated Statements of Operations for the Years Ended March 31, 2023, 2022 and 2021
Consolidated Statements of Stockholders’ Equity for the Years Ended March 31, 2023, 2022 and 2021
Consolidated Statements of Cash Flows for the Years Ended March 31, 2023, 2022 and 2021
Notes to Consolidated Financial Statements
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

3.2.1	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on June 27, 2017 and incorporated herein by reference (File No. 001-36827)).
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

10.17+
The Company’s Executive Severance Plan (composite version reflecting corporate name change and all prior amendments) (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed with the SEC on October 31, 2022 and incorporated herein by reference (File No. 001-36827)).

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

10.26^
Transition Agreement between the PDV Spectrum Holding Company, LLC and Association of American Railroads, dated January 28, 2020 (filed as Exhibit 10.35 to the Annual Report on Form 10-K for the year ended March 31, 2020, filed with the SEC on May 28, 2020 and incorporated herein by reference (File No. 001-36827)).

10.27
Amendment 2, dated August 4, 2020, to the IP Assignment, Software Support, and Development Services Agreement, dated as of January 7, 2019, by and between the Company and TeamConnect, LLC (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on August 6, 2020 and incorporated herein by reference (File No. 001-36827)).

10.28+
Independent Contractor Services Agreement, dated August 27, 2020, by and between the Company and Brian D. McAuley (filed as Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on September 2, 2020 and incorporated herein by reference (File No. 001-36827)).

10.29+
Senior Executive Form of Performance-Based Restricted Stock Units Agreement and Grant Notice (2021 Short-Term Incentive Plan) under the 2014 Stock Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 16, 2020 and incorporated herein by reference (File No. 001-36827)).

10.30+
Executive Form of Performance-Based Restricted Stock Units Agreement and Grant Notice (2021 Short-Term Incentive Plan) under the 2014 Stock Plan (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 16, 2020 and incorporated herein by reference (File No. 001-36827)).

10.31+
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

23.1#	Consent of Grant Thornton LLP Independent Registered Public Accounting Firm relating to the Consolidated Financial Statements of the Company, dated June 14, 2023.
24.1#	Power of Attorney (included on signature page hereto).
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
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized in Woodland Park, State of New Jersey, on June 14, 2023.

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

Signature	Title	Date

/s/ Morgan E. O’Brien	Executive Chairman of the Board	June 14, 2023
Morgan E. O’Brien

/s/ Robert H. Schwartz	President and Chief Executive Officer (Principal Executive Officer)	June 14, 2023
Robert H. Schwartz

/s/ Timothy A. Gray	Chief Financial Officer (Principal Financial and Accounting Officer)	June 14, 2023
Timothy A. Gray

/s/ Singleton B. McAllister	Director	June 14, 2023
Singleton B. McAllister

/s/ Leslie B. Daniels	Director	June 14, 2023
Leslie B. Daniels

/s/ Gregory A. Haller	Director	June 14, 2023
Gregory A. Haller

/s/ Gregory Pratt	Director	June 14, 2023
Gregory Pratt

/s/ Paul Saleh	Director	June 14, 2023
Paul Saleh

/s/ Mahvash Yazdi	Director	June 14, 2023
Mahvash Yazdi

/s/ Jeffrey Altman	Director	June 14, 2023
Jeffrey Altman

Page F- 1

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Anterix Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Anterix Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of March 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated June 14, 2023 expressed an unqualified opinion.
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
Wireless Licenses – Unit of accounting for impairment testing purposes under ASC 350 Intangibles – Goodwill and Other (“ASC 350”)
Management disaggregates the Company’s wireless licenses based on geographical markets for impairment testing purposes. Management makes certain assumptions as it relates to the expected use and marketability of the wireless licenses in order to determine the appropriate unit of accounting under ASC 350. We identified the determination and change of the unit of accounting for purposes of testing impairment of the Company’s wireless licenses as a critical audit matter.
The principal considerations for our determination that the unit of accounting used to test indefinite-lived intangible assets for impairment is a critical audit matter includes the judgement involved in identifying the unit of accounting under ASC 350. Accordingly, there is a risk that the unit of accounting is not properly identified in accordance with ASC 350. These considerations heightened the complexity surrounding the nature and execution of audit procedures designed to respond to this risk.
Our audit procedures related to the Company’s determination of the unit of accounting for its wireless licenses included the following, among others:
•We evaluated the reasonableness of management’s assessment and conclusions as it related to the unit of accounting determination of the Company’s wireless licenses under ASC 350.
•We tested management’s process of identifying key regional markets based on the demonstrated intent of potential customers coupled with the Company’s ability to provide broadband solutions in targeted markets. Specifically, we:

Page F- 2

◦Obtained supporting documentation to test the attributes for a sample of potential customers;
◦Made inquiries of staff members outside of the accounting department to spectrum operations department; and
◦Considered how management determined the disaggregation of potential customers.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2019.
New York, New York
June 14, 2023

Page F- 3

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Anterix Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting Anterix Inc., a Delaware corporation and subsidiaries (the “Company”) as of March 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended March 31, 2023, and our report dated June 14, 2023 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ GRANT THORNTON LLP
New York, New York
June 14, 2023

Page F- 4

Anterix Inc.
Consolidated Balance Sheets
March 31, 2023 and 2022
(thousands, except share data)

	March 31, 2023	March 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$43,182	$105,624
Prepaid expenses and other current assets	16,277	10,147
Total current assets	59,459	115,771
Property and equipment, net	3,606	2,949
Right of use assets, net	3,371	4,047
Intangible assets	202,044	151,169
Other assets	10,078	4,108
Total assets	$278,558	$278,044
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$6,624	$6,526
Due to related parties	533	120
Operating lease liabilities	1,725	1,512
Contingent liability	20,249	—
Deferred revenue	2,769	1,478
Total current liabilities	31,900	9,636
Operating lease liabilities	2,922	4,177
Contingent liability	—	20,000
Deferred revenue	57,990	53,200
Deferred income tax	5,440	4,192
Other liabilities	513	541
Total liabilities	98,765	91,746
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized and no shares outstanding at March 31, 2023 and March 31, 2022	—	—
Common stock, $0.0001 par value per share, 100,000,000 shares authorized and 18,921,999 shares issued and outstanding at March 31, 2023 and 18,377,483 shares issued and outstanding at March 31, 2022	2	2
Additional paid-in capital	518,160	500,125
Accumulated deficit	(338,369)	(313,829)
Total stockholders’ equity	179,793	186,298
Total liabilities and stockholders’ equity	$278,558	$278,044
See accompanying notes to consolidated financial statements.

Page F- 5

Anterix Inc.
Consolidated Statements of Operations
Years Ended March 31, 2023, 2022, and 2021
(in thousands, except share and per share data)

	2023	2022	2021
Operating revenues
Service revenue	$—	$—	$192
Spectrum revenue	1,919	1,084	729
Total operating revenues	1,919	1,084	921
Operating expenses
Direct cost of revenue (exclusive of depreciation and amortization)	—	5	1,606
General and administrative	45,177	39,525	39,302
Sales and support	5,733	4,461	2,942
Product development	4,439	3,593	4,343
Depreciation and amortization	1,420	1,450	3,533
Impairment of long-lived assets	—	—	85
Operating expenses	56,769	49,034	51,811
(Gain)/loss from disposal of intangible assets, net	(38,399)	(11,209)	3,849
Loss from disposal of long-lived assets, net	10	107	70
Loss from operations	(16,461)	(36,848)	(54,809)
Interest income	1,140	56	124
Other income	266	256	414
Loss on equity method investment	—	—	(39)
Loss before income taxes	(15,055)	(36,536)	(54,310)
Income tax expense	1,262	983	124
Net loss	$(16,317)	$(37,519)	$(54,434)
Net loss per common share basic and diluted	$(0.87)	$(2.07)	$(3.13)
Weighted-average common shares used to compute basic and diluted net loss per share	18,841,049	18,142,828	17,412,958
See accompanying notes to consolidated financial statements.

Page F- 6

Anterix Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended March 31, 2023, 2022 and 2021
(in thousands)

	Number of Shares
	Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total
Balance at April 1, 2020	17,185	$2	$450,978	$(205,914)	$245,066
Equity based compensation	—	—	16,121	—	16,121
Restricted shares issued	249	—	—	—	—
Stock option exercises	208	—	4,218	—	4,218
Equity payment of prior year accrued employee related expenses	28	—	1,537	—	1,537
Net loss	—	—	—	(54,434)	(54,434)
Balance at March 31, 2021	17,670	2	472,854	(260,348)	212,508
Equity based compensation	—	—	13,725	—	13,725
Restricted shares issued	226	—	—	—	—
Stock option exercises*	778	—	15,004	—	15,004
Shares withheld for taxes	(24)	—	(1,458)	—	(1,458)
Retirement of common stock*	(272)	—	—	(15,962)	(15,962)
Net loss	—	—	—	(37,519)	(37,519)
Balance at March 31, 2022	18,378	2	500,125	(313,829)	186,298
Equity based compensation	—	—	17,874	—	17,874
Restricted shares issued	219	—	—	—	—
Stock option exercises	77	—	1,726	—	1,726
Motorola Shares	500	—	—	—	—
Shares withheld for taxes	(36)	—	(1,565)	—	(1,565)
Retirement of common stock	(216)	—	—	(8,223)	(8,223)
Net loss	—	—	—	(16,317)	(16,317)
Balance at March 31, 2023	18,922	$2	$518,160	$(338,369)	$179,793
* Includes approximately $1.0 million, or 20,132 shares, received associated with a non-cash exercise of stock options and subsequent retirement. See Note 10 Stock Acquisition Rights, Stock Options and Warrants and Note 11 Supplemental Disclosure of Cash Flow Information for further discussion and disclosure.
See accompanying notes to consolidated financial statements.

Page F- 7

Anterix Inc.
Consolidated Statements of Cash Flows
Years Ended March 31, 2023, 2022 and 2021
(in thousands)

	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,317)	$(37,519)	$(54,434)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	1,420	1,450	3,533
Non-cash compensation expense attributable to stock awards	17,874	13,625	15,925
Deferred income taxes	1,248	983	124
(Gain)/loss from disposal of intangible assets, net	(38,399)	(11,209)	3,849
Loss from disposal of long-lived assets, net	10	107	70
Impairment of long-lived assets	—	—	85
Loss on equity method investment	—	—	39
Changes in operating assets and liabilities
Accounts receivable	—	4	57
Prepaid expenses and other assets	464	(797)	(745)
Right of use assets	676	1,053	1,407
Accounts payable and accrued expenses	101	270	2,647
Due to related parties	413	(32)	42
Restructuring reserve	—	—	(636)
Operating lease liabilities	(1,042)	(1,382)	(1,674)
Contingent liability	249	—	20,000
Deferred revenue	6,081	51,695	(483)
Other liabilities	(28)	(335)	235
Net cash (used in) provided by operating activities	(27,250)	17,913	(9,959)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible assets, including refundable deposits	(25,004)	(26,358)	(13,944)
Purchases of equipment	(2,126)	(1,053)	(230)
Net cash used in investing activities	(27,130)	(27,411)	(14,174)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	1,726	14,004	4,218
Repurchase of common stock	(8,223)	(14,962)	—
Payments of withholding tax on net issuance of restricted stock	(1,565)	(1,458)	—
Net cash (used in) provided by financing activities	(8,062)	(2,416)	4,218
Net change in cash and cash equivalents	(62,442)	(11,914)	(19,915)
CASH AND CASH EQUIVALENTS
Beginning of the year	105,624	117,538	137,453
End of the year	$43,182	$105,624	$117,538
See accompanying notes to consolidated financial statements.

Page F- 8

Anterix Inc.
Notes to Consolidated Financial Statements
1. Nature of Operations
Anterix Inc. (the “Company”) is a wireless communications company focused on commercializing its spectrum assets to enable its targeted utility and critical infrastructure customers to deploy private broadband networks and on offering innovative broadband solutions to the same target customers. The Company is the largest holder of licensed spectrum in the 900 MHz band (896 - 901 / 935 - 940 MHz) with nationwide coverage throughout the contiguous United States, Hawaii, Alaska and Puerto Rico. On May 13, 2020, the FCC approved the Report and Order (the “Report and Order”) to modernize and realign the 900 MHz band to increase its usability and capacity by allowing it to be utilized for the deployment of broadband networks, technologies and solutions. The Report and Order was published in the Federal Register on July 16, 2020, and became effective on August 17, 2020. The Company is now engaged in qualifying for and securing broadband licenses from the FCC. At the same time, the Company is pursuing opportunities to monetize the broadband spectrum it secures to its targeted utility and critical infrastructure customers.
The Company was originally incorporated in California in 1997 and reincorporated in Delaware in 2014. In November 2015, the Company changed its name from Pacific DataVision, Inc. to pdvWireless, Inc. In August 2019, the Company changed its name from pdvWireless, Inc. to Anterix Inc. The Company maintains offices in Woodland Park, New Jersey, McLean, Virginia and Abilene, Texas.
Business Developments
On October 28, 2022, the Company entered into an agreement with Xcel Energy Services Inc. (“Xcel Energy”) providing Xcel Energy dedicated long-term usage of the Company’s 900 MHz Broadband Spectrum for a term of 20 years throughout Xcel Energy’s service territory in eight states (the “Xcel Energy Agreement”). The Xcel Energy Agreement also provides Xcel Energy an option to extend the agreement for two 10-year terms for additional payments. The Xcel Energy Agreement allows Xcel Energy to deploy a PLTE network to support its grid modernization initiatives for the benefit of its approximately 3.7 million electricity customers and 2.1 million natural gas customers. The scheduled prepayments for the 20-year initial term of the Xcel Energy Agreement total $80.0 million, of which $8.0 million was received by the Company in December 2022. See Note 3 Revenue for further discussion on the Xcel Energy Agreement.
In September 2021, the Company entered into a long-term lease agreement of 900 MHz Broadband Spectrum with Evergy, Inc. (“Evergy”), (the “Evergy Agreement”). The Evergy service territories covered by the Evergy Agreement are in Kansas and Missouri with a population of approximately 3.9 million people. The Evergy Agreement is for an initial term of 20 years with two 10-year renewal options for additional payments. The Company received full prepayment of $30.2 million for the initial 20-year term in October 2021. During the year ended March 31, 2023, the Company delivered to Evergy the 1.4 x 1.4 cleared 900 MHz Broadband Spectrum and the associated broadband licenses for 81 counties. The revenue recognized for the year ended March 31, 2023 was approximately $0.6 million. See Note 3 Revenue for further discussion on the Evergy Agreement.
In February 2021, the Company entered into an agreement with San Diego Gas & Electric Company, a subsidiary of Sempra Energy (“SDG&E”), to provide 900 MHz Broadband Spectrum throughout SDG&E’s California service territory, including San Diego and Imperial Counties and portions of Orange County for a total payment of $50.0 million. The total payment of $50.0 million is comprised of an initial payment of $20.0 million received in February 2021 and the remaining $30.0 million payment, which is due through fiscal year 2024 as the Company delivers the associated broadband licenses to SDG&E and the relevant cleared 900 MHz Broadband Spectrum. In September 2022, the Company delivered to SDG&E 1.4 x 1.4 cleared 900 MHz Broadband Spectrum and the associated broadband license related to Imperial County and received a milestone payment of $0.2 million. See Note 12 Contingencies for further discussion.
In May 2022, the Company issued Motorola Solutions, Inc. (“Motorola”) 500,000 shares of its common stock (the “Shares”). Motorola received the Shares by electing to convert 500,000 Class B Units (the “Units”) it held in the Company’s subsidiary, PDV Spectrum Holding Company, LLC (the “Subsidiary”). Motorola acquired the Units in September 2014 in connection with a Spectrum Lease Agreement between Motorola and the Subsidiary (the “2014 Motorola Spectrum Agreement”). Under the 2014 Motorola Spectrum Agreement, Motorola leased a portion of our narrowband spectrum, which was held by the Subsidiary, in consideration for an upfront, fully-paid leasing fee of $7.5 million and a $10.0 million investment in the Units. Motorola had the right at any time to convert its Units into the Shares, representing a conversion price of $20.00 per share.

Page F- 9

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
Concentrations of Credit Risk
Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The cash balance at times may exceed federally insured limits, however, the Company places its cash and temporary cash investments with financial institutions for which credit loss is not anticipated. As of March 31, 2023 and 2022, substantially all of the Company’s cash balance exceeded the federally insured limits.
For the year ended March 31, 2023, the Company’s operating revenue was entirely from Motorola, Ameren, and Evergy as discussed in Note 3 Revenue. For the year ended March 31, 2022, the Company’s operating revenue was entirely from Motorola and Ameren as discussed in Note 3 Revenue. For the year ended March 31, 2021, the Company had one Tier 1 domestic carrier and one reseller that accounted for approximately 17% of total operating revenues, respectively.
As of March 31, 2023 and March 31, 2022, the Company does not have an outstanding accounts receivable balance.
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

Page F- 10

The Company entered into long-term leasing arrangements primarily for tower site locations. The Company constructed assets at these locations and, in accordance with the terms of many of these agreements, the Company is obligated to restore the premises to their original condition at the conclusion of the agreements, generally at the demand of the other party to these agreements. The Company recognizes the fair value of a liability for an asset retirement obligation and capitalizes that cost as part of the cost basis of the related asset, depreciating it over the useful life of the related asset. Upon settlement of the obligation, any difference between the cost to retire the asset and the recorded liability is recognized on the Company’s Consolidated Statements of Operations.
As of March 31, 2023, the Company settled approximately $0.1 million of its obligation to restore the leased premises to its original condition and revised its asset retirement obligations accrual by $6,000 on estimated future cash flows.
As of March 31, 2022, the Company settled approximately $0.1 million of its obligation to restore the leased premises to its original condition and revised its asset retirement obligations accrual by $17,000 on estimated future cash flows.
Changes in the liability for the asset retirement obligations for the years ended March 31, 2023 and 2022 are summarized below (in thousands):

	2023	2022
Balance at beginning of the year	$626	$749
Liabilities settled	(79)	(109)
Revision of estimate	(6)	(17)
Accretion expense	2	3
Balance at end of the year	543	626
Less amount classified as current - included in accounts payable and accrued expenses	30	85
Noncurrent liabilities - included in other liabilities	$513	$541
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
Evaluation of Indefinite-Lived Intangible Assets for Impairment
Historically, wireless licenses were tested for impairment on an aggregate basis, consistent with the Company’s dispatch business at a national level. Effective for the year ended March 31, 2021 (“Fiscal 2021”), the Company determined that its unit of accounting should be based on geographic markets and deal markets. Unit of accounting of wireless licenses not associated with closed deals is based on geographic markets. Unit of accounting of wireless licenses associated with closed deals is based on the deal markets. The Company’s wireless licenses not associated with closed deals are tested for impairment based on the geographic markets, as the Company will be utilizing the existing wireless narrowband licenses, or broadband licenses if applicable, as part of facilitating broadband spectrum networks at a geographic market level. The Company’s wireless licenses associated with closed deals are tested for impairment based at the deal market level. The Company may elect to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an intangible asset is less than its carrying value. If the Company does not perform the qualitative assessment, or if the qualitative assessment indicates it is more likely than not that the fair value of the intangible asset is less than its carrying amount, the Company will calculate the estimated fair value of the intangible asset. If the estimated fair value of the spectrum licenses is lower than their carrying amount, an impairment loss is recognized. The Company will use a market-based approach to estimate fair value for impairment testing purposes.
The valuation approach used to estimate fair value for the purpose of impairment testing requires management to use complex assumptions and estimates such as population, discount rates, industry and market considerations, long-term market equity risk, as well as other factors. These assumptions and estimates depend on our ability to accurately predict forward looking assumptions including successfully applying for broadband licenses, commercializing our 900 MHz Broadband Spectrum and properly estimating favorable deal terms over the life of the contract. For impairment testing, estimated fair value is determined using a market-based approach primarily using the 600 MHz auction price. As noted in the Report and Order, the FCC will use the spectrum price based on the average price paid in the FCC’s 600 MHz auction to calculate the Anti-Windfall Payments.

Page F- 11

During the year ended March 31, 2023 (“Fiscal 2023”), the Company shifted from a probability analysis approach to a more detailed approach with measurable qualitative metrics. The new approach, Demonstrated Intent (“DI”), determines how likely a deal is to close based on certain qualitative factors, like applying for an experimental license, entering into a request for proposal, joining certain utility board or publicly backing 900 MHz Broadband Spectrum and its application. As a result, the Company will utilize the DI scores on a go-forward basis for our impairment analysis. As of and for the year ended March 31, 2023, the Company performed a step one quantitative approach impairment test as of January 1, 2023, to determine if the fair value of the combined licenses by the associated geographical or deal market exceeds the carrying value for each geographical or deal market. During the year ended March 31, 2022 (“Fiscal 2022”), the Company changed the date of its annual impairment assessment from March 31, its fiscal year-end, to January 1. For the year ended March 31, 2022, the Company performed a step zero qualitative approach impairment test as of January 1, 2022, for each geographical market to test indefinite-lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing. As a result of the step zero test, the Company was not required to perform a step one analysis. For the year ended March 31, 2021, the Company performed a step one quantitative impairment test to determine if the fair value of the combined licenses by the associated geographical or deal market exceeds the carrying value for each geographical or deal market. Based on the results of the impairment tests, there were no impairment charges recorded during the years ended March 31, 2023, 2022 and 2021.
Exchanges of Intangible Assets
At times, the Company enters into agreements to exchange or cancel spectrum licenses. Upon entering into the arrangement, if the transaction has been deemed to have commercial substance, spectrum licenses are reviewed for impairment. The licenses are exchanged or cancelled at their carrying value and adjusted for any gain or loss recognized. Upon receipt of FCC approval, the spectrum licenses acquired as part of an exchange of nonmonetary assets are recorded at their new accounting basis, for those acquired from the FCC, or fair value for those acquired from third party, (collectively, the “acquired basis”). The difference between the acquired basis of the spectrum licenses obtained, carrying value of the spectrum licenses transferred and cash paid, if any, is recognized as a gain or loss on disposal of spectrum licenses reported separately on the Company’s Consolidated Statements of Operations. The acquired basis of spectrum licenses is based on information for which there is little or no observable market data. If the transaction lacks commercial substance or the acquired basis is not measurable, the acquired spectrum licenses are recorded at the carrying value of the spectrum assets transferred, cancelled or exchanged. For the purpose of the valuation of broadband licenses received in connection with nonmonetary exchanges, the Company utilizes the 600 MHz Auction price per MHzPop, as defined in the Report and Order, which is considered the accounting basis for the new broadband licenses.
See Note 5 Intangible Assets for a discussion on the Company’s spectrum exchanges during the years ended March 31, 2023 and 2022.
Long-Lived Assets and Right of Use Assets Impairment
The Company evaluates long-lived assets, including right of use assets, other than intangible assets with indefinite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Asset groups are determined at the lowest level for which identifiable cash flows are largely independent of cash flows of other groups of assets and liabilities. When the carrying amount of the asset groups are not recoverable and exceeds its fair value, an impairment loss is recognized equal to the excess of the asset group’s carrying value over the estimated fair value. There were no impairment charges during the years ended March 31, 2023 and March 31, 2022. During the year ended March 31, 2021, the Company recorded an $85,000 non-cash impairment charge for long-lived assets consisting of network site and equipment costs to reduce the carrying values to zero.
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

Page F- 12

Financial Instruments
Financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments.
Leases
Leases in which the Company is the lessee are comprised of corporate office space and tower space. Substantially all of the leases are classified as operating leases. The Company is obligated under certain lease agreements for office space with lease terms expiring on various dates from October 31, 2023 through June 30, 2027, which includes lease extensions ranging from three to ten-years for its corporate headquarters. The Company entered into multiple lease agreements for tower space related to its spectrum holdings. The lease expiration dates range from May 31, 2023 to August 31, 2029.
In accordance with Financial Accounting Standards Board, (“FASB”) Accounting Standards Codification, Leases (“ASC 842”), the Company recognized right of use (“ROU”) assets and corresponding lease liabilities on the Company’s Consolidated Balance Sheets for its operating lease agreements with contractual terms greater than 12 months. Lease liabilities are based on the present value of remaining lease payments over the lease term. As the discount rate implied in the Company’s leases is not readily determinable, the present value is calculated using the Company’s incremental borrowing rate, which is estimated to approximate the interest rate on a collateralized basis with similar terms.
Revenue Recognition
Revenues are recognized when a contract with a customer exists and control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services and the identified performance obligation has been satisfied.
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in Accounting Standards Codification, Revenue from Contracts with Customers (“ASC 606”). A contract’s transaction price is allocated to each distinct performance obligation and is recognized as revenue when, or as, the performance obligation is satisfied, which typically occurs when the services are rendered. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. The Company’s contracts with customers may include multiple performance obligations. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price. It generally determines standalone selling prices based on the prices charged to customers under contracts involving only the relevant performance obligation. Judgment may be used to determine the standalone selling prices for items that are not sold separately, including services provided at no additional charge. For the Company’s customer agreements, most of the performance obligations involve delivering leased spectrum on a county-by-county basis and are generally satisfied over time as services are provided. The nature of the licenses provide the benefit of the leased spectrum regardless of whether the customer uses the spectrum or not. As a result, revenue will be recognized ratably as the Company delivers cleared 900 MHz Broadband Spectrum and the associated broadband licenses to the customer on a county-by-county basis over the contractual term. See Note 3 Revenue for a discussion of the Company’s recognized revenues during the years ended March 31, 2023, 2022 and 2021.
The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company determined that certain sales commissions met the requirements to be capitalized and were recorded as an asset upon the Company’s adoption of ASC 606. For the years ended March 31, 2023 and 2022, the Company capitalized commission costs required to obtain long-term 900 MHz Broadband Spectrum lease agreements which will be amortized over the contractual term. See Note 3 Revenue for a discussion on the Company’s capitalized contract assets incurred during the period ended March 31, 2023 and 2022.
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
Contract Assets and liabilities
The Company recognizes a contract asset for the incremental costs of obtaining a contract with a customer. These costs include sales commissions, equity compensation and other costs associated with acquiring customer contracts. These costs are amortized ratably using the portfolio approach over the estimated customer contract period. The Company will review the

Page F- 13

contract asset on a periodic basis to determine if an impairment exists and will review the contract assets for potential credit loss exposure. If it is determined that there is an impairment, or a potential credit loss, the Company will expense the contract asset.
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
Advertising and Promotional Expense
The Company expenses advertising and promotional costs as incurred. Advertising and promotional expense was approximately $92,000, $89,000 and $19,000 for the years ended March 31, 2023, 2022 and 2021, respectively.
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
To calculate option-based compensation, the Company uses the Black-Scholes option-pricing model. The Company’s determination of fair value of option-based awards on the date of grant using the Black-Scholes model is affected by assumptions regarding a number of subjective variables. The compensation cost for the stock options with a graded vesting schedule is recognized on an accelerated method over the vesting period.
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

Page F- 14

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
Changes in valuation allowance for the years ended March 31, 2023, 2022 and 2021 are summarized below (in thousands):

	2023	2022	2021
Balance at beginning of the year	$79,998	$65,304	$47,664
Charged to costs and expenses	1,218	979	124
Changes in net loss carryforward and other	4,768	13,715	17,516
Balance at end of the year	$85,984	$79,998	$65,304
Accounting for Uncertainty in Income Taxes
The Company recognizes the effect of tax positions only when they are more likely than not to be sustained. Management has determined that the Company had no uncertain tax positions that would require financial statement recognition or disclosure. The Company is no longer subject to U.S. federal, state or local income tax examinations for periods prior to 2019. When applicable, the Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.
Net Loss Per Share of Common Stock
Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. For purposes of the diluted net loss per share calculation, preferred stock, convertible notes payable-affiliated entities, stock options, restricted stock and warrants are considered to be potentially dilutive securities. Because the Company has reported a net loss for the years ended March 31, 2023, 2022 and 2021, diluted net loss per common share is the same as basic net loss per common share for those periods.
Common stock equivalents resulting from potentially dilutive securities approximated 352,000, 1,343,000 and 1,382,000 at March 31, 2023, 2022 and 2021, respectively, and have not been included in the dilutive weighted average shares of common stock outstanding, as their effects are anti-dilutive.
Recently Issued Accounting Pronouncements
While there have been accounting standards that have been issued or proposed by the FASB or other standard-setting bodies that do not require adoption until a future date, these updates are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Page F- 15

3. Revenue
The following table provides information regarding the Company’s revenue for each of the services it provides pursuant to its spectrum revenue agreements for the years ended March 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Spectrum revenues
900 MHz Broadband Spectrum Revenue
Ameren	$609	$355	$—
Evergy(1)	581	—	—
Narrowband Spectrum Revenue
Motorola	729	729	729
Total spectrum revenue(2)	$1,919	$1,084	$729

Services revenue	—	—	192
Total operating revenues	$1,919	$1,084	$921
1.The Company commenced revenue recognition in connection with the delivery of cleared 900 MHz Broadband Spectrum and the associated broadband licenses to Evergy for 81 counties.
2.Revenue recognized during the years ended March 31, 2023, 2022 and 2021 was included in deferred revenue at the beginning of the respective periods.
900 MHz Broadband Spectrum Revenue
In December 2020, the Company entered into its first long-term lease agreements of 900 MHz Broadband Spectrum with Ameren. The Ameren Agreements will enable Ameren to deploy a PLTE network in its service territories in Missouri and Illinois, covering approximately 7.5 million people. Each Ameren Agreement is for an initial term of 30 years with a 10-year renewal option for an additional payment. The scheduled prepayments for the 30-year initial terms of the Ameren Agreements total $47.7 million, of which $0.3 million was received by the Company in February 2021, $5.4 million in September 2021 and $17.2 million in October 2021. The prepayments received to date encompass the initial upfront payment(s) due upon signing of the Ameren Agreements and payments for delivery of the relevant 1.4 x 1.4 cleared spectrum in several metropolitan counties throughout Missouri and Illinois, in accordance with the terms of the Ameren Agreements. The remaining prepayments for the 30-year initial term are due by mid-2026, per the terms of the Ameren Agreements and as the Company delivers the relevant cleared 900 MHz Broadband Spectrum and the associated broadband licenses. The Company is working with incumbents to clear the 900 MHz Broadband Spectrum allocation in Ameren’s service territory. In August 2021, the FCC granted the first 900 MHz broadband licenses to the Company for several counties in Ameren’s service territory, for which the Ameren Agreements were also subsequently approved by the FCC. In accordance with ASC 606, the payments of prepaid fees under the Ameren Agreements will be accounted for as deferred revenue on the Company’s Consolidated Balance Sheets. Revenue is recognized over time as the performance obligations of clearing the 900 MHz Broadband Spectrum and the associated broadband licenses are delivered by respective county, over the contractual term of 30-years.
In September 2021, the Company entered into a long-term lease agreement of 900 MHz Broadband Spectrum with Evergy. The Evergy service territories covered by the Evergy Agreement are in Kansas and Missouri, with a population of approximately 3.9 million people. The Evergy Agreement is for an initial term of 20 years with two 10-year renewal options for additional payments. Prepayment in full of the $30.2 million for the 20-year initial term, which was due and payable within thirty (30) days after execution of the Evergy Agreement, was received by the Company in October 2021. The Company is working with incumbents to clear the 900 MHz Broadband Spectrum allocation covered by the Evergy Agreement. In accordance with ASC 606, the payments of prepaid fees under the Evergy Agreement will be accounted for as deferred revenue on the Company’s Consolidated Balance Sheets. Revenue is recognized over time as the performance obligations of clearing the 900 MHz Broadband Spectrum and the associated broadband licenses are delivered by respective county, over the contractual term of 20-years.
In October 2022, the Company entered into an agreement with Xcel Energy providing Xcel Energy dedicated long-term usage of the Company’s 900 MHz Broadband Spectrum for a term of 20 years throughout Xcel Energy’s service territory in eight states including Colorado, Michigan, Minnesota, New Mexico, North Dakota, South Dakota, Texas and Wisconsin. The Xcel Energy Agreement also provides Xcel Energy an option to extend the agreement for two 10-year terms for additional payments. The Xcel Energy Agreement allows Xcel Energy to deploy a PLTE network to support its grid modernization initiatives for the benefit of its approximately 3.7 million electricity customers and 2.1 million natural gas customers. The scheduled prepayments for the 20-year initial term of the Xcel Energy Agreement total $80.0 million, of which $8.0 million

Page F- 16

was received by the Company in December 2022. The remaining prepayments for the 20-year initial term are due by mid-2028, per the terms of the Xcel Energy Agreement and as the Company delivers the relevant cleared 900 MHz Broadband Spectrum and the associated broadband licenses. The Company is working with incumbents to clear the 900 MHz Broadband Spectrum allocation in Xcel Energy service territories. In accordance with ASC 606, the payments of prepaid fees under the Xcel Energy Agreement will be accounted for as deferred revenue on the Company’s Consolidated Balance Sheets. Revenue will be recognized over time as the performance obligations of clearing the 900 MHz Broadband Spectrum and the associated broadband licenses are delivered by respective county, over the contractual term of approximately 20-years.
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
Service Revenue
The Company has historically derived its service revenue from its pdvConnect, TeamConnect, and Diga-talk service offerings. In December 2018, the Board approved the transfer of various customers under its TeamConnect business to A BEEP and Goosetown along with the support for its pdvConnect business to help reduce operating costs and to allow the Company to focus on its FCC initiatives and future broadband opportunities. As a result of the completion of the migration to A BEEP and Goosetown in December 2020, service revenue is recorded to other income on the Company’s Consolidated Statements of Operations. The payments received from Goosetown ended during Fiscal 2022 and A BEEP is expected to continue to provide payments until December 2024.
Contract Assets
The following table presents the activity for the Company’s contract assets (in thousands):

	2023	2022
Balance at the beginning of the year	$638	$381
Additions	249	263
Amortization	(17)	(6)
Impairment	—	—
Balance at the end of the year	870	638
Less amount classified as current assets - prepaid expenses and other current assets	(418)	(238)
Noncurrent assets - included in other assets	$452	$400
Contract liabilities
The following table presents the activity for the Company’s contract liabilities (in thousands):

	2023	2022
Balance at the beginning of the year	$54,678	$2,983
Additions	8,000	52,779
Revenue recognized	(1,919)	(1,084)
Balance at the end of the year	60,759	54,678
Less amount classified as current liabilities	(2,769)	(1,478)
Noncurrent liabilities	$57,990	$53,200

Page F- 17

4. Property and Equipment
Property and equipment consists of the following at March 31, 2023 and 2022 (in thousands):

	Estimated useful life	2023	2022
Network sites and equipment	5-10 years	$12,292	$14,588
Computer software	1-7 years	847	639
Computer equipment	5-7 years	279	204
Furniture and fixture and other equipment	2-5 years	450	415
Leasehold improvements	Shorter of the lease term or 10 years	819	242
		14,687	16,088
Less accumulated depreciation		11,628	13,379
		3,059	2,709
Construction in process		547	240
Property and equipment, net		$3,606	$2,949
Depreciation expense for the years ended March 31, 2023, 2022 and 2021 amounted to approximately $1.4 million, $1.5 million and $3.5 million, respectively.
During the year ended March 31, 2021, the Company recorded $85,000 of non-cash impairment charges for network sites and equipment to reduce the carrying values to zero. There were no impairment charges during the years ended March 31, 2023 and March 31, 2022.
5. Intangible Assets
Wireless licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but instead are tested for impairment annually, or more frequently if an event indicates that the asset might be impaired. There were no impairment charges related to the Company’s indefinite-lived intangible assets during the years ended March 31, 2023, 2022 and 2021.
Intangible assets consist of the following at March 31, 2023 and 2022 (in thousands):

Wireless Licenses
Balance at March 31, 2021	$122,117
Acquisitions	17,843
Exchanges - licenses received	15,341
Exchanges - licenses surrendered	(4,132)
Balance at March 31, 2022	151,169
Acquisitions	12,476
Exchanges - licenses received	46,174
Exchanges - licenses surrendered	(7,775)
Balance at March 31, 2023	$202,044
Purchases of intangible assets, including refundable deposits
During the years ended March 31, 2023, 2022 and 2021, the Company entered into agreements with several third parties in multiple U.S. markets to acquire, retune or swap wireless licenses for cash consideration (“deals”) and made Anti-Windfall Payments to the U.S. Treasury Department. The initial deposits to incumbents are recorded as prepaid expenses and other current assets on the Company’s Consolidated Statements of Balance Sheets and are refundable if the FCC does not approve the sale, retuning or swap of the spectrum. The initial deposits are transferred to other assets or intangible assets in the Company’s Consolidated Statements of Balance Sheets, as applicable, upon meeting the relevant deal milestones. The final payments related to closed retuning or swap deals are recorded as other assets on the Company’s Consolidated Statements of Balance Sheets. The final payments for license purchases or Anti-Windfall Payments are recorded as intangible assets on the Company’s Consolidated Statements of Balance Sheets.

Page F- 18

The purchases of intangible assets, including refundable deposits, consisted of the following activity during the years March 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Refundable deposits *	$6,492	$5,621	$(1,986)
Retuning cost and Swaps	6,036	2,894	290
Purchases and Anti-Windfall Payments	12,476	17,843	15,640
Total	$25,004	$26,358	$13,944
* The decrease in refundable deposits during the year end 2021 was related to the exchange of narrowband license discussed below.
Broadband License Exchanges
During the year ended March 31, 2023, the Company was granted by the FCC, broadband licenses for 84 counties. The Company recorded the new broadband licenses at their estimated accounting cost basis of approximately $46.2 million. In connection with receiving the broadband licenses, the Company disposed of $7.8 million related to the value ascribed to the narrowband licenses it relinquished to the FCC for the same 84 counties. The total carrying value of narrowband licenses included the cost to acquire the original narrowband licenses, Anti-Windfall Payments paid to cover the shortfall in each county and the clearing costs. As a result of the exchange of narrowband licenses for broadband licenses, the Company recorded a gain on disposal of intangible assets of $38.4 million, for the year ended March 31, 2023.
During the year ended March 31, 2022, the Company was granted by the FCC, broadband licenses for 21 counties. The Company recorded the new broadband licenses at their estimated accounting cost basis of approximately $15.3 million. In connection with receiving the broadband licenses, the Company disposed of $4.1 million related to the value ascribed to the narrowband licenses it relinquished to the FCC for the same 21 counties. The total carrying value of narrowband licenses included the cost to acquire the original narrowband licenses, Anti-Windfall Payments paid to cover the shortfall in each county and the clearing costs. As a result of the exchange of narrowband licenses for broadband licenses, the Company recorded a gain on disposal of intangible assets of $11.2 million, for the year ended March 31, 2022.
Narrowband License Exchanges
In September 2020, the Company closed an agreement with a third party for the exchange of 900 MHz licenses. Under the agreement, the Company received spectrum licenses at their estimated fair value of approximately $0.2 million and a payment of $1.2 million in cash to clear the channels received from incumbents. In January 2018, the Company received $0.6 million as a refundable deposit when the agreement was executed during the year ended March 31, 2018, and the Company is entitled to receive the remaining $0.6 million upon receipt of FCC approval and closing of the agreement in September 2020. Under the agreement, the Company transferred spectrum licenses with book value of approximately $0.3 million to the third party. The Company recognized a $1.1 million gain from disposal of intangible assets on the Company’s Consolidated Statements of Operations when the deal closed in September 2020.
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
In accordance with the Report and Order and the AAR Agreement, the Company cancelled its licenses in June 2020. Because the Company did not receive any licenses nor monetary reimbursement in exchange for the cancellation, but only credit for purposes of determining its future eligibility and payment obligations for broadband licenses under the Report and Order, the Company recorded a $4.7 million loss from disposal of the intangible assets on the Company’s Consolidated Statements of Operations for the year ended March 31, 2021.

Page F- 19

In August 2020, the Company closed an agreement with a third party for the exchange of 900 MHz licenses plus approximately $0.3 million for the reprogramming of their equipment. Since the licenses the Company acquired in the exchange were included in the licenses returned to the FCC in accordance with the AAR Agreement above, the $0.3 million for equipment reprogramming was recorded as additional loss from disposal of the intangible assets on the Company’s Consolidated Statements of Operations.
6. Accounts Payable and Accrued Expenses
The table below provides additional information related to the Company’s accounts payable and accrued expenses at March 31, 2023 and 2022 (in thousands):

	2023	2022
Accounts payable	$755	$1,044
Accrued employee related expenses	4,271	4,730
Accrued expenses	1,267	735
Other	331	17
Total accounts payable and accrued expenses	$6,624	$6,526
7. Related Party Transactions
In connection with the transfer of its TeamConnect business and support for its pdvConnect business, the Company entered into a memorandum of understanding (“MOU”) with the principals of Goosetown on December 31, 2018. Under the MOU, the Company agreed to assign the intellectual property rights to its pdvConnect application to TeamConnect LLC (“LLC”), a new entity formed by the principals of Goosetown, in exchange for a 19.5% ownership interest in the LLC, effective April 30, 2019. Under the terms of the MOU, the Company was obligated to pay the LLC a monthly service fee for a 24-month period ending on January 7, 2021 for its assumption of the Company’s support obligations under the A BEEP and Goosetown Agreements. The Company is also obligated to pay the LLC a certain portion of the billed revenue received by the Company from pdvConnect customers for a 48-month period. On February 22, 2023, the Company amended the LLC agreement to withdraw as a member of the LLC for no consideration. For the years ended March 31, 2023, 2022 and 2021, the Company incurred payments of $55,000, $60,000 and $0.6 million under the MOU, respectively. As of March 31, 2023 and March 31, 2022, the Company did not have outstanding liabilities to the related parties associated with the services transfer.
During the year ended March 31, 2023, the Company purchased equipment from Motorola in the amount of $1.4 million. In addition, the Company entered into a Frequency Relocation Agreement with Motorola for a total amount of $1.0 million, of which the Company paid $0.1 million during the year ended March 31, 2023. The Company did not purchase any equipment from Motorola for the years ended March 31, 2022 and 2021. The Company recognized approximately $0.7 million each year in Spectrum revenue for the years ended March 31, 2023, 2022 and 2021. As of March 31, 2023, the Company owed $0.5 million to Motorola in connection with the equipment purchased. As of March 31, 2022, the Company owed $0.1 million to Motorola, unrelated to the Frequency Relocation Agreement.
On May 5, 2020, the Company entered into a consulting agreement with Rachelle B. Chong under which Ms. Chong will serve as a Senior Advisor to the Company’s management team effective May 15, 2020. In connection with the consulting agreement, Ms. Chong submitted her resignation from the Board and as a member of the Board’s Nominating and Corporate Governance Committee. For the years ended March 31, 2023, 2022 and 2021, the Company incurred $0.1 million and $0.1 million and $0.1 million, respectively, in consulting fees to Ms. Chong. As of March 31, 2023 and 2022, the Company did not have any outstanding liabilities to Ms. Chong.
On June 25, 2020, as part of its Executive Succession Plan (the “Succession Plan”), the Company announced that Brian D. McAuley had submitted his resignation as Executive Chairman of the Board, effective on July 1, 2020. On August 27, 2020, the Company entered into a consulting agreement (the “Consulting Agreement”) with Mr. McAuley under which Mr. McAuley will serve as a Senior Advisor to the Company’s management team and provide strategic, corporate governance and Board advisory services. In July 2022, the Company extended the agreement by an additional 12 months with a new termination date of September 1, 2023. The Consulting Agreement provides that Mr. McAuley will receive cash compensation of $40,000 per year and allow for his outstanding equity awards to continue to vest, unless accelerated pursuant to the terms of the agreement. For the years ended March 31, 2023, 2022 and 2021, the Company incurred approximately $40,000, $40,000 and $23,000, respectively, in consulting fees to Mr. McAuley. As of March 31, 2023 and 2022, the Company did not have any outstanding liabilities to Mr. McAuley.

Page F- 20

8. Leases
A lease is defined as a contract that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. On April 1, 2019, the Company adopted ASC 842 and it primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee.
Substantially all the leases in which the Company is the lessee are comprised of corporate office space and tower space. The Company is obligated under certain lease agreements for office space with lease terms expiring on various dates from October 31, 2023 through June 30, 2027, which includes lease extensions for its corporate headquarters ranging from three to ten-years. The Company entered into multiple lease agreements for tower space. The lease expiration dates range from May 31, 2023 to August 31, 2029.
Substantially all of the Company’s leases are classified as operating leases, and as such, were previously not recognized on the Company’s Consolidated Balance Sheet. With the adoption of ASC 842, operating lease agreements are required to be recognized on the Company’s Consolidated Balance Sheet as ROU assets and corresponding lease liabilities.
ROU assets include any prepaid lease payments and exclude any lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The lease terms may include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option.
Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

	2023	2022
Weighted average term - operating lease liabilities	2.87 years	3.57 years
Weighted average incremental borrowing rate - operating lease liabilities	12%	13%
Rent expense amounted to approximately $1.8 million for the year ended March 31, 2023, of which is included in general and administrative expenses on the Company’s Consolidated Statement of Operations.
Rent expense amounted to approximately $2.0 million for the year ended March 31, 2022, of which is included in general and administrative expenses on the Company’s Consolidated Statement of Operations.
Rent expense amounted to approximately $2.6 million for the year ended March 31, 2021, of which approximately $1.2 million are included in direct cost of revenue and the remainder of approximately $1.4 million included in general and administrative on the Company’s Consolidated Statement of Operations.
For the years ended March 31, 2023, 2022 and 2021, the following table presents net lease cost (in thousands):

	2023	2022	2021
Lease cost
Operating lease cost (cost resulting from lease payments)	$1,817	$1,950	$2,451
Short term lease cost	7	16	110
Sublease income	—	—	(6)
Net lease cost	$1,824	$1,966	$2,555
For the years ended March 31, 2023, 2022 and 2021, the following table presents other supplemental cash flow lease information (in thousands):

	2023	2022	2021
Cash paid activity:
Operating lease - operating cash flows (fixed payments)	$2,217	$2,286	$2,746
Operating lease - operating cash flows (liability reduction)	$1,042	$1,382	$1,674
Non-cash activity:
Right of use assets obtained in exchange for new operating lease liabilities	$165	$116	$230

Page F- 21

The following table presents supplemental balance sheet information as of March 31, 2023 and 2022 (in thousands):

	2023	2022
Non-current assets - right of use assets, net	$3,371	$4,047
Current liabilities - operating lease liabilities	$1,725	$1,512
Non-current liabilities - operating lease liabilities	$2,922	$4,177

Future minimum payments under non-cancelable leases for office and tower spaces (exclusive of real estate tax, utilities, maintenance and other costs borne by the Company) for the remaining terms of the leases following the year ended March 31, 2023 are as follows (in thousands):

Fiscal Year	Operating Leases
2024	$2,161
2025	1,701
2026	943
2027	521
2028	156
After 2027	20
Total future minimum lease payments	5,502
Amount representing interest	(855)
Present value of net future minimum lease payments	$4,647
9. Income Taxes
For the year ended March 31, 2023, the Company had federal and state NOL carryforwards of approximately $327.8 million and $216.7 million respectively. Of these federal and state NOLs, approximately $90.3 million and $153.0 million, respectively, are expiring in various amounts from 2023 through 2037. The remaining federal and state NOLs of approximately $237.5 million and $63.7 million, respectively, have an indefinite life but the federal NOLs may only offset 80% of taxable income when used. For the year ended March 31, 2022, the Company incurred federal and state operating losses of approximately $330.7 million and $191.8 million, respectively, to offset future taxable income, of which $240.4 million federal NOL and $37.3 million of state NOLs can be carried forward indefinitely but can only offset 80% of taxable income when used.
The Company has net deferred tax assets, before applying the valuation allowance, of approximately $80.5 million and $75.8 million relating principally to the NOLs as of March 31, 2023 and 2022, respectively. Federal NOL carryforwards may be subject to limitations as a result of the change in ownership that occurred in the year ended March 31, 2015, as defined under Internal Revenue Code Section 382. State NOL carryforwards are subject to limitations which differ from federal law in that they may not allow the carryback of net operating losses and have shorter carryforward periods.
Accounting Standards Codification Topic 740, Income Taxes, requires that a valuation allowance be recorded to reduce deferred tax assets when it is more likely than not that the tax benefit of the deferred tax assets will not be realized. The evaluation includes the consideration of all available evidence, both positive and negative, regarding historical operating results including recent years with reported losses, the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards, and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carryforward from expiring unused. In situations where a three-year cumulative loss condition exists, accounting standards limit the ability to consider projections of future results as positive evidence to assess the realizability of deferred tax assets. Since inception, the Company has incurred consecutive tax losses which represents significant negative evidence toward the realizability of its deferred tax assets. Therefore, the Company continues to apply a full valuation allowance against its deferred tax assets as of March 31, 2023 and 2022, with the exception of the net deferred tax liability of approximately $5.4 million and $4.2 million, respectively, regarding indefinite-lived intangibles.
For Fiscal 2023, analysis of the state NOL carryforwards revealed that most of them are not indefinite. The Company recorded $0.8 million of state deferred tax expense during the year March 31, 2023 and increased the state deferred tax liability by the same amount from the inability to use the state NOL carryforwards against the indefinite-lived intangible. For Fiscal 2022, the Company recorded $0.6 million of state deferred tax benefit during the year March 31, 2022 and decreased the state deferred tax liability by the same amount from the inability to use the state NOL carryforwards against the indefinite-lived

Page F- 22

intangible. This valuation allowance has no effect on the Company’s ability to utilize the deferred tax assets to offset future taxable income, if generated. As required by U.S. GAAP, the Company will continue to assess the likelihood that the deferred tax assets will be realizable in the future and the valuation allowance will be adjusted accordingly. The tax benefits relating to any reversal of the valuation allowance on the net deferred tax assets in a future period will be recognized as a reduction of future income tax expense in that period.
Net deferred tax assets and liabilities consist of the following as of March 31, 2023 and 2022 (in thousands):

	2023	2022
Deferred tax asset
Property and equipment	$724	$700
Accrued expenses	209	998
Deferred revenue	6,131	502
Asset retirement obligations	13	12
Net operating loss carryforward	81,908	81,818
Operating lease liabilities	1,312	1,434
Charitable contributions carryforward	64	60
Stock compensation expense	6,744	4,408
Total deferred tax asset	97,105	89,932
Deferred tax liability
Right of use assets	(821)	(1,006)
Indefinite-lived intangible assets	(15,740)	(13,120)
Total deferred tax liability	(16,561)	(14,126)
Total deferred tax assets and liabilities	80,544	75,806
Valuation allowance	(85,984)	(79,998)
Net deferred tax assets and liabilities	$(5,440)	$(4,192)
The components of the income tax expense for the years ended March 31, 2023, 2022 and 2021 are as follows (in thousands):

	2023	2022	2021
Current:
Federal	$—	$—	$—
State	44	5	2
Total current*	44	5	2

Deferred:
Federal	442	370	251
State	776	608	(127)
Total deferred	1,218	978	124

Total income tax expense	$1,262	$983	$126
* Fiscal 2021 current state tax expense was recorded as general and administrative expense.

Page F- 23

The differences between the United States federal statutory tax rate and the Company’s effective tax rate for the years ended March 31, 2023, 2022 and 2021 are as follows (in thousands):

	2023		2022		2021
Statutory federal tax	$(3,162)	21%	$(7,672)	21%	$(11,405)	21%
State income taxes, net of federal benefit	814	-23%	612	-2%	(125)	1%
Incentive stock option expense	(27)	0%	(564)	2%	(720)	1%
Other permanent differences	(62)	0%	(4,017)	11%	(251)	0%
162M executive compensation limit	316	-2%	1,673	-5%	729	-1%
Restricted stock shortfall/windfall	—	0%	(617)	2%	(136)	0%
Change in valuation allowance - Federal	3,314	-22%	11,408	-31%	14,570	-27%
Prior-year adjustments	69	0%	160	-1%	(2,536)	5%
	$1,262	-26%	$983	-3%	$126	0%
10. Stock Acquisition Rights, Stock Options and Warrants
The Company established the 2014 Stock Plan (the “2014 Stock Plan”) to attract, retain and reward individuals who contribute to the achievement of the Company’s goals and objectives. This 2014 Stock Plan superseded previous stock plans.
The Board has reserved 5,027,201 shares of common stock for issuance under the 2014 Stock Plan as of March 31, 2023, of which 502,256 shares are available for future issuance. Historically, the number of shares reserved under the 2014 Stock Plan were increased, based on Board approval, each January 1 by an amount equal to the lesser of (i) 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or (ii) a lesser amount determined by the Board (the “evergreen provision”). Effective January 1, 2021, the Board elected to increase the shares authorized under the 2014 Stock Plan by 879,216 shares, which represented 5% of the of the Company’s common stock issued and outstanding as of December 31, 2020. On June 14, 2021, the Compensation Committee of the Board approved Amendment No. 1 to 2014 Stock Plan to eliminate the evergreen provision for all future years (i.e., January 1, 2022 through January 1, 2024).
Restricted Stock and Restricted Stock Units
A summary of non-vested restricted stock activity for the year ended March 31, 2023 is as follows:

	Restricted Stock	Weighted Average Grant Day Fair Value
Non-vested restricted stock outstanding at March 31, 2022	544,287	$47.39
Granted	255,912	47.85
Vested	(214,029)	46.22
Forfeited	(17,508)	50.92
Non-vested restricted stock outstanding at March 31, 2023	568,662	$47.93
The following table reflects activity related to our restricted stock for the years ended March 31, 2023, 2022 and 2021:

	2023	2022	2021
Weighted-average grant-date fair value per unit granted	$47.85	$50.64	$46.07
Fair value of restricted stock units vested (in thousands)	$12,245	$12,240	$8,165
The Company recognizes compensation expense for restricted stock on a straight-line basis over the explicit vesting period. Vested restricted stock units are settled and issuable upon the earlier of the date the employee ceases to be an employee of the Company or a date certain in the future. Stock compensation expense related to restricted stock was approximately $10.9 million for the year ended March 31, 2023, which included $9.8 million in general and administrative expenses, $0.6 million in product development and the remainder of approximately $0.5 million included in sales and support reported on the Company’s Consolidated Statements of Operations. Stock compensation expense related to restricted stock was approximately $9.7 million for the year ended March 31, 2022, which included $8.5 million in general and administrative expenses, $0.7 million in product development and the remainder of approximately $0.5 million included in sales and support reported on the Company’s Consolidated Statements of Operations. Stock compensation expense related to restricted stock was approximately $9.2 million for the year ended March 31, 2021, which included $0.8 million of expense related to the Type III modification of restricted

Page F- 24

stock units held by the Company’s former Chairman of the Board upon his transition to a consultant to the Company that is probable of vesting under the modified condition of which approximately, $8.4 million are included in general and administrative expenses, $0.6 million in product development and the remainder of approximately $0.2 million included in sales and support reported on the Company’s Consolidated Statements of Operations.
As of March 31, 2023, the Company did not incur stock compensation costs to obtain its long-term 900 MHz Broadband Spectrum lease agreements. As of March 31, 2022, the Company incurred stock compensation costs to obtain its long-term 900 MHz Broadband Spectrum lease agreements amounting to approximately $0.1 million, which was capitalized and will be amortized over the contractual term of approximately 20-years.
In May 2020, the Compensation Committee granted restricted stock awards for 28,000 shares of common stock, or approximately $1.5 million, to satisfy the Fiscal 2021 bonus liability, recorded in accounts payable and accrued expenses, for key individuals.
As of March 31, 2023 and 2022, there was $18.5 million and $18.4 million, respectively, of unvested compensation expense for the restricted stock, which is expected to be recognized over a weighted average period of 2.31 years and 2.53 years, respectively.
Performance-Based Restricted Stock Units
A summary of the performance-based restricted stock unit activity for the year ended March 31, 2023 is as follows:

	Performance Stock	Weighted Average Grant Day Fair Value
Performance stock outstanding at March 31, 2022	75,049	$58.65
Granted	—	—
Vested	—	—
Forfeited/cancelled	—	—
Performance stock outstanding at March 31, 2023	75,049	$58.65
The following table reflects activity related to our performance-based restricted stock units for the years ended March 31, 2023, 2022 and 2021:

	2023	2022	2021
Weighted-average grant-date fair value per unit granted	$—	$—	$58.65
Fair value of Performance stock units vested (in thousands)	$—	$—	$3,941
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

Page F- 25

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
On September 30, 2020, the Company recorded stock compensation expense included in general and administrative expenses reported on the Company’s Consolidated Statements of Operations amounting to approximately $4.3 million based on the achievement of the Target Goal described above or approximately 91,216 shares under the performance-based restricted stock units, upon the Report and Order becoming effective in August 2020. As of March 31, 2021, there was no stock compensation expense recognized for the Stretch Goal described above under the performance-based restricted stock units as the 47,768 performance-based restricted stock units expired as unvested.
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
The Company recorded approximately $0.3 million, $0.3 million and $0.1 million of stock compensation expense included in general and administrative expenses reported on the Company’s Consolidated Statements of Operations relating to the CEO Performance Units - CSPM for the years ended March 31, 2023, 2022 and 2021, respectively. As of March 31, 2023 and 2022, there was approximately $0.8 million and $0.8 million, respectively, of unvested compensation expense for the outstanding performance-based restricted stock units related to the December 31, 2020 CEO Performance Units, which is expected to be recognized over a weighted average period of 1.49 years and 2.49 years, respectively.
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
The Company recorded approximately $1.0 million, $1.0 million and $0.2 million of stock compensation expense relating to the TSR Performance Units for the years ended March 31, 2023, 2022 and 2021, respectively, included in general and administrative expenses reported on the Company’s Consolidated Statements of Operations. As of March 31, 2023 and 2022, there was approximately $2.3 million and $2.3 million, respectively, of unvested compensation expense for the outstanding performance-based restricted stock units related to the February 1, 2021 TSR Performance Units, which is expected to be recognized over a weighted average period of 1.93 years and 2.93 years, respectively.

Page F- 26

Stock Options
A summary of Stock Option activity for the year ended March 31, 2023 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Options outstanding at March 31, 2022	1,006,241	$32.98
Options granted	476,208	49.39
Options exercised	(79,500)	22.86
Options forfeited/expired	—	—
Options outstanding at March 31, 2023	1,402,949	$39.12	6.17	$5,128,070
Exercisable at March 31, 2023	746,371	$29.25	3.66	$5,128,070
Total vested or expected to vest at March 31, 2023	1,400,235	$39.11	6.17	$5,128,070
On December 2, 2022, the Compensation Committee approved the grant of a stock option to the Company’s President and Chief Executive Officer and Executive Chairman for 77,102 and 154,203, respectively, shares of common stock at an exercise price of $49.39 per share. These option shares vest in four equal annual installments measured from the grant date based on the President and Chief Executive Officer and Executive Chairman’s continued services to the Company. The Black-Scholes option model requires weighted average assumptions to be used for the calculation of the Company’s stock compensation expense. The assumptions used for this grant were: the expected life of the award was 5.43 years; the risk free interest rate was 3.62%; the expected volatility rate was 50.80%; the expected dividend yield was 0.0%; and the expected forfeiture rate was 0%.
On May 17, 2022, the Compensation Committee approved the grant of a stock option to the Company’s President and Chief Executive Officer for 122,449 shares of common stock at an exercise price of $49.39 per share. These option shares vest in four equal annual installments measured from the grant date based on the President and Chief Executive Officer’s continued services to the Company. The Black-Scholes option model requires weighted average assumptions to be used for the calculation of the Company’s stock compensation expense. The assumptions used for this grant were: the expected life of the award was 5.43 years; the risk free interest rate was 2.95%; the expected volatility rate was 51.60%; the expected dividend yield was 0.0%; and the expected forfeiture rate was 0%.
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
In May 2021, the Company reacquired 20,132 shares when a participant surrendered already-owned shares of the Company’s common stock to cover the exercise price of an outstanding stock option exercised by the participant. The 20,132 shares surrendered were constructively retired by the Company as of June 30, 2021, which resulted in the non-cash reduction of approximately $1.0 million in accumulated deficit on the Company’s Consolidated Statement of Stockholders’ Equity.
The intrinsic value of stock options exercised was approximately $1.2 million, $29.5 million, and $5.0 million for the years ended March 31, 2023, 2022 and 2021, respectively.

Page F- 27

Additional information regarding stock options outstanding at March 31, 2023 is as follows:

Exercise Prices			Number Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise-Price of Shares Exercisable
$20.00	—	$20.00	164,000	1.19	$20.00	164,000	$20.00
20.01	—	46.23	515,085	4.07	27.79	483,835	27.36
46.24	—	72.85	723,864	8.80	51.52	98,536	53.92
			1,402,949	6.17	$39.12	746,371	$29.25
The Company recognizes compensation expense for stock options with a graded vesting schedule using an accelerated method over the explicit vesting period. The fair value of stock options granted is estimated on the date of grant using the Black-Scholes option valuation model. This stock-based compensation expense valuation model requires the Company to make assumptions and judgments regarding the variables used in the calculation. These variables include the expected term, the expected volatility of the Company’s common stock, expected risk-free interest rate, forfeiture rate and expected dividends. The Company calculates an expected term and volatility from the historical volatilities and terms of selected comparable public companies within its industry along with the Company’s short history regarding these variables. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the stock option. The Company estimates its forfeiture rate based on an analysis of its actual forfeitures and will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and other factors. The Company has never paid any cash dividends. Any future determination to pay dividends will be at the discretion of the Board and will depend on the Company’s financial condition, results of operations, capital requirements, restrictions contained in any financing instruments and such other factors as the Board deems relevant in its sole discretion. Therefore, the Company uses an expected dividend yield of zero in the option-pricing model.
The following assumptions were used to calculate the fair value of stock options:

	Year Ended	Year Ended	Year Ended
	March 31, 2023	March 31, 2022	March 31, 2021
Risk-free interest rate	2.95% to 3.62%	0.92% to 0.96%	0.43% to 0.51%
Dividend yield	—%	—%	—%
Volatility	50.80% to 51.60%	53.18% to 53.45%	53.41% to 52.43%
Expected term	5.43 years	5.92 and 6.02 years	6.07 years
Forfeiture rate	—% to 3%	—%	—% to 2%
Weighted-average grant-date fair value per option granted	$49.39	$58.56	$42.04
Stock compensation expense related to the amortization of the fair value of service-based stock options issued was approximately $5.6 million, $2.6 million and $1.3 million, respectively, for the years ended March 31, 2023, 2022 and 2021 which was included in general and administrative reported on the Company’s Consolidated Statements of Operations.
The weighted average fair value for the stock option awards granted for the year ended March 31, 2023 was $49.39 per share. As of March 31, 2023 and 2022, there was approximately $7.4 million and $4.1 million, respectively, of unrecognized compensation cost related to non-vested stock options granted under the Company’s stock option plans which is expected to be recognized over a weighted-average period of 1.68 years and 1.47 years, respectively.
Performance-Based Stock Options
A summary of the Performance-Based Stock Options for the year ended March 31, 2023 is as follows:

	Performance Options	Weighted Average Exercise Price
Performance Options outstanding at March 31, 2022	33,782	$46.85
Performance Options granted	—	—
Performance Options exercised	—	—
Performance Options forfeited/expired	—	—
Performance Options outstanding at March 31, 2023	33,782	$46.85

Page F- 28

The intrinsic value of performance stock options exercised was approximately $0.0 million, $0.2 million, and $0.0 million for the years ended March 31, 2023, 2022 and 2021, respectively.
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
For the years ended March 31, 2023 and 2022, there was no stock compensation expense recognized for the 33,782 performance-based stock options. For the year ended March 31, 2021, the Company recognized $0.8 million, included in general and administrative expenses reported on the Company’s Consolidated Statements of Operations, based on the achievement of the Target Goal under the performance-based stock options, upon the Report and Order becoming effective in August 2020. The weighted average fair value for the stock option awards granted for the fiscal year ended March 31, 2020 was $46.85 per share. As of March 31, 2023 and 2022, there was no unvested compensation expense relating to the outstanding performance-based stock options.
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
The following table presents the share repurchase activity for Fiscal 2023, Fiscal 2022 and Fiscal 2021 (in thousands, except per share data):

	For the years ended March 31,
	2023	2022	2021
Number of shares repurchased and retired	216	252	—
Average price paid per share*	$47.05	$57.50	$—
Total cost to repurchase	$8,223	$14,962	$—
* Average price paid per share includes costs associated with the repurchases.
As of March 31, 2023, $26.8 million is remaining under the share repurchase program.
Motorola Investment
On September 15, 2014, Motorola invested $10.0 million to purchase 500,000 Class B Units of the Company’s subsidiary, PDV Spectrum Holding Company, LLC (at a price equal to $20.00 per unit). The Company owns 100% of the Class A Units in the Subsidiary. Motorola had the right at any time to convert its 500,000 Class B Units into 500,000 shares of

Page F- 29

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
11. Supplemental Disclosure of Cash Flow Information
The following table summarizes the Company’s supplemental cash flow information:

	For the years ended March 31,
(in thousands)	2023	2022	2021
Cash paid during the period:
Taxes paid	$14	$7	$61
Interest paid	—	—	—
Non-cash investing activity:
Capitalized change in estimated asset retirement obligations	$(6)	$(17)	$85
Network equipment provided in exchange for wireless licenses	36	120	61
Non-cash financing activities:
Shares surrendered from stock option exercises	$—	$1,000	$—
Equity payment of prior year accrued employee related expenses	—	—	1,537

During the year ended March 31, 2023, the Company was granted by the FCC, broadband licenses for 84 counties and relinquished to the FCC its narrowband licenses for the same 84 counties. This transaction resulted in a non-cash increase to intangibles of $38.4 million, which has been recorded as a non-cash gain on disposal of intangible assets of $38.4 million, for the year ended March 31, 2023. See Note 5 Intangible Assets for further discussion on the license exchanges.

During the year ended March 31, 2022, the Company was granted by the FCC, broadband licenses for 21 counties and relinquished to the FCC its narrowband licenses for the same 21 counties. This transaction resulted in a non-cash increase to intangibles of $11.2 million, which has been recorded as a non-cash gain on disposal of intangible assets of $11.2 million, for the year ended March 31, 2022. See Note 5 Intangible Assets for further discussion on the license exchanges.
12. Contingencies
Contingent Liability
In February 2021, the Company entered into an agreement with SDG&E to sell 900 MHz Broadband Spectrum throughout SDG&E’s California service territory, including San Diego and Imperial Counties and portions of Orange County (the “SDG&E Agreement”), for a total payment of $50.0 million. The SDG&E Agreement will support SDG&E’s deployment of a PLTE network for its California service territory, with a population of approximately 3.6 million people. Delivery of the relevant 900 MHz Broadband Spectrum and the associated broadband licenses by county to SDG&E commenced in Fiscal 2023 and is scheduled for completion before the end of fiscal year 2024. The total payment of $50.0 million is comprised of an initial payment of $20.0 million, received in February 2021, and the remaining $30.0 million payment, which is due through fiscal year 2024 as the Company delivers the relevant cleared 900 MHz Broadband Spectrum and the associated broadband licenses to SDG&E. In September 2022, the Company delivered to SDG&E 1.4 x 1.4 cleared 900 MHz Broadband Spectrum and the associated broadband license related to Imperial County and received a milestone payment of $0.2 million. A gain or loss on the sale of spectrum will be recognized for each county once the Company delivers the cleared 900 MHz Broadband Spectrum and the associated broadband licenses to SDG&E in full.
As the Company is required to refund payments it has received in the event of termination or non-delivery of the specific county’s 900 MHz Broadband Spectrum, it recorded the $20.2 million received from SDG&E as contingent liability in the Company’s Consolidated Balance Sheet. As of March 31, 2023, the Company recorded the $20.2 million payments from SDG&E as a short-term liability due to the expected timing of delivery.
Xcel Energy Guaranty
In connection with Xcel Energy Agreement, the Company entered into a guaranty agreement, under which the Company guaranteed the delivery of the relevant 900 MHz Broadband Spectrum and the associated broadband licenses in Xcel Energy’s service territory in eight states along with other commercial obligations. In the event of default or non-delivery of the specific territory’s 900 MHz Broadband Spectrum, the Company is required to refund payments it has received. In addition, to the extent Anterix has performed any obligations, the Company’s liability and remaining obligations under the Xcel Energy

Page F- 30

Agreement will extend only to the remaining unperformed obligations. The Company recorded $8.0 million in deferred revenue in connection with the prepayment received as delivery of the relevant cleared 900 MHz Broadband licenses or counties is expected to commence in the first quarter of Fiscal 2024 through 2029. As of March 31, 2023, the maximum potential liability of future undiscounted payments under this agreement is approximately $8.0 million.
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
Pandemic and Macroeconomic Conditions
In December 2020, the Company deferred payroll taxes under the Coronavirus Aid Relief and Economic Security Act, which was signed into law on March 27, 2020. The deferral amounted to approximately $0.3 million, which has assisted the Company in managing the financial impact caused by the pandemic. Of the total deferred, approximately $0.2 million was remitted to the IRS during Fiscal 2022, with the remaining amount remitted to the IRS during Fiscal 2023.
Recent macroeconomic events, including the outbreak of COVID-19, inflation, and geopolitical matters, have increased operating costs and could increase production costs or result in delays in customer contracting or the availability of equipment necessary for the deployment of our target customers’ planned PLTE projects. The Company continues to closely monitor these risks. Although difficult to quantify, the Company believes the current macroeconomic environment, including inflation, may have an adverse effect on the Company’s target customers’ businesses, which may harm the Company’s commercialization efforts and negatively impact the Company’s revenues. If the Company is not able to control its higher operating costs or if the Company’s commercialization efforts are slowed or negatively impacted, continued periods of high inflation could have a material adverse effect on the Company’s business, operating results and financial condition.
13. Subsequent Events
LCRA Agreement
In April 2023, the Company entered into an agreement with the Lower Colorado River Authority (“LCRA”) to sell 900 MHz Broadband Spectrum covering 68 counties and more than 30 cities in LCRA’s wholesale electric, transmission, and water service area (the “LCRA Agreement”) for total payments of $30.0 million plus the contribution of select LCRA 900 MHz narrowband spectrum. The LCRA Agreement will support LCRA’s deployment of a PLTE network which will provide a host of capabilities including grid awareness, communications and operational intelligence that will enhance resilience and spur innovation at LCRA.

Page F- 31