Form 10-Q
period 2023-06-30
Anterix Inc.
filed 2023-08-02
CIK 1304492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
At July 28, 2023, 19,047,159 shares of the registrant’s common stock were outstanding.

Anterix Inc.
FORM 10-Q
For the quarterly period ended June 30, 2023

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the “Quarterly Report”) includes statements of our expectations, intentions, plans, projections, guidance and beliefs that constitute “forward-looking statements.” These forward-looking statements are principally, but not solely, contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements include, but are not limited to, statements about our strategies, plans, objectives, expectations, projections, guidance, intentions, expenditures and assumptions and other statements contained herein that are not historical facts. Our forward-looking statements are generally, but not always, accompanied by words such as, but not limited to, “aim,” “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend” “may,” “might,” “ongoing,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or phrases, or the negative of those expressions or phrases, or other words that convey the uncertainty of future events or outcomes, which are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations, guidance and projections and related assumptions, about future events and financial trends. While our management considers these expectations, guidance, projections and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. There can be no assurance that actual developments will be as we anticipate. Actual results may differ materially from those expressed or implied in these statements as a result of significant risks and uncertainties, including, but not limited to:
•our ability to qualify for and obtain broadband licenses in a timely manner or at all from the Federal Communications Commission (the “FCC”) in accordance with the requirements of the Report and Order approved by the FCC on May 13, 2020 (the “Report and Order”);
•our ability to successfully commercialize our spectrum assets to our targeted utility and critical infrastructure customers on a timely basis, including those customers that are above the Demonstrated Intent threshold, and on commercially favorable terms, including our ability to monetize our spectrum on financial terms consistent with our business plan and assumptions;
•our ability to correctly estimate our cash receipts, revenues and operating expenses and our future financial needs;
•our ability to achieve our operating and financial projections and guidance;
•our ability to support our future operations and business plans and return capital to our stockholders through our share repurchase program with our existing cash resources and the proceeds we generate from our commercial operations without raising additional capital through the issuance of stock or debt securities;
•the extent and duration of the impact of macroeconomic pressures, including but not limited to pandemics, inflation, regulatory and policy changes, and geopolitical matters, on our business and on our potential customers’ businesses;
•our ability to retune, protect or acquire covered incumbent narrowband licensees, including complex systems, in a timely manner and on commercially reasonable terms, or at all;
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

•our ability to predict, influence or control factors that may cause our common stock price to be volatile or cause the value of our common stock to decline;
•the expected timing and amount of purchases and the related impact to our common stock relating to our share repurchase program; and
•how the concentrated ownership of our common stock may limit other stockholders’ ability to influence corporate matters.
The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause our actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. Many of these risks, uncertainties and other factors are beyond our ability to control, influence, or predict. The most significant of these risks, uncertainties and other factors are described in “Item 1A—Risk Factors” in Part II of this Quarterly Report and in our Annual Report on Form 10-K for the year ended March 31, 2023, filed with the SEC on June 14, 2023. As a result, investors are urged not to place undue reliance on any forward-looking statements. These forward-looking statements reflect our views and assumptions only as of the date such forward-looking statements were made. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
Item 1: Consolidated Financial Statements
Anterix Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2023	March 31, 2023
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$29,033	$43,182
Prepaid expenses and other current assets	14,803	16,277
Total current assets	43,836	59,459
Property and equipment, net	2,541	3,606
Right of use assets, net	3,088	3,371
Intangible assets	215,795	202,044
Other assets	14,068	10,078
Total assets	$279,328	$278,558
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$7,793	$6,624
Due to related parties	—	533
Operating lease liabilities	1,662	1,725
Contingent liability	20,249	20,249
Deferred revenue	2,896	2,769
Total current liabilities	32,600	31,900
Operating lease liabilities	2,597	2,922
Deferred revenue	57,255	57,990
Deferred income tax	5,168	5,440
Other liabilities	513	513
Total liabilities	98,133	98,765
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized and no shares outstanding at June 30, 2023 and March 31, 2023	—	—
Common stock, $0.0001 par value per share, 100,000,000 shares authorized and 19,047,159 shares issued and outstanding at June 30, 2023 and 18,921,999 shares issued and outstanding at March 31, 2023	2	2
Additional paid-in capital	521,680	518,160
Accumulated deficit	(340,487)	(338,369)
Total stockholders’ equity	181,195	179,793
Total liabilities and stockholders’ equity	$279,328	$278,558
See accompanying notes to consolidated financial statements.

Anterix Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three months ended June 30,
	2023	2022
Spectrum revenues	$608	$335

Operating expenses
General and administrative	11,673	11,359
Sales and support	1,275	1,236
Product development	1,069	1,096
Depreciation and amortization	246	362
Operating expenses	14,263	14,053
Gain from disposal of intangible assets, net	(10,785)	(648)
(Gain) loss from disposal of long-lived assets, net	(31)	2
Loss from operations	(2,839)	(13,072)
Interest income	386	17
Other income	95	59
Loss before income taxes	(2,358)	(12,996)
Income tax (benefit) expense	(240)	200
Net loss	$(2,118)	$(13,196)

Net loss per common share basic and diluted	$(0.11)	$(0.71)
Weighted-average common shares used to compute basic and diluted net loss per share	18,951,046	18,619,459
See accompanying notes to consolidated financial statements.

Anterix Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)
(Unaudited)

	Number of Shares
	Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total
Balance at March 31, 2023	18,922	$2	$518,160	$(338,369)	$179,793
Equity based compensation	—	—	4,265	—	4,265
Restricted shares issued	148	—	—	—	—
Stock option exercises	—	—	7	—	7
Shares withheld for taxes	(23)	—	(752)	—	(752)
Net loss	—	—	—	(2,118)	(2,118)
Balance at June 30, 2023	19,047	$2	$521,680	$(340,487)	$181,195

Balance at March 31, 2022	18,378	$2	$500,125	$(313,829)	$186,298
Equity based compensation	—	—	4,128	—	4,128
Restricted shares issued	104	—	—	—	—
Stock option exercises	37	—	872	—	872
Motorola shares	500	—	—	—	—
Shares withheld for taxes	(19)	—	(827)	—	(827)
Retirement of common stock	(56)	—	—	(2,725)	(2,725)
Net loss	—	—	—	(13,196)	(13,196)
Balance at June 30, 2022	18,944	$2	$504,298	$(329,750)	$174,550
See accompanying notes to consolidated financial statements.

Anterix Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three months ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,118)	$(13,196)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	246	362
Non-cash compensation expense attributable to stock awards	4,265	4,128
Deferred income taxes	(272)	200
Gain from disposal of intangible assets, net	(10,785)	(648)
(Gain) loss on disposal of long-lived assets, net	(31)	2
Changes in operating assets and liabilities
Prepaid expenses and other assets	563	1,180
Right of use assets	283	238
Accounts payable and accrued expenses	1,169	(1,460)
Due to related parties	(533)	24
Operating lease liabilities	(388)	(327)
Deferred revenue	(608)	(335)
Net cash used in operating activities	(8,209)	(9,832)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible assets, including refundable deposits	(5,170)	(6,650)
Purchases of equipment	(25)	(6)
Net cash used in investing activities	(5,195)	(6,656)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	7	872
Repurchase of common stock	—	(2,725)
Payments of withholding tax on net issuance of restricted stock	(752)	(827)
Net cash used in financing activities	(745)	(2,680)
Net change in cash and cash equivalents	(14,149)	(19,168)
CASH AND CASH EQUIVALENTS
Beginning of the period	43,182	105,624
End of the period	$29,033	$86,456
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period:
Taxes paid	$1	$—
Non-cash investing activity:
Network equipment provided in exchange for wireless licenses	$438	$4
See accompanying notes to consolidated financial statements.

Anterix Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1.    Nature of Operations and Basis of Presentation
Anterix Inc. (the “Company”) is a wireless communications company focused on commercializing its spectrum assets to enable its targeted utility and critical infrastructure customers to deploy private broadband networks and on offering innovative broadband solutions to the same target customers. The Company is the largest holder of licensed spectrum in the 900 MHz band (896 - 901 / 935 - 940 MHz) with nationwide coverage throughout the contiguous United States, Hawaii, Alaska and Puerto Rico. On May 13, 2020, the Federal Communications Commission (the “FCC”) approved the Report and Order (the “Report and Order”) to modernize and realign the 900 MHz band to increase its usability and capacity by allowing it to be utilized for the deployment of broadband networks, technologies and solutions. The Report and Order was published in the Federal Register on July 16, 2020, and became effective on August 17, 2020. The Company is now engaged in qualifying for and securing broadband licenses from the FCC. At the same time, the Company is pursuing opportunities to monetize the broadband spectrum it secures to its targeted utility and critical infrastructure customers. The Company is also expanding the benefits and solutions it offers to the same targeted customers. As part of the Company’s expanded offerings, the Company launched an integrated platform to accelerate the scale benefits of combining, or networking together, individual private broadband networks, added a public network roaming management solution, and is currently offering CatalyX as a turnkey connectivity management solution that helps utilities realize the benefits of private broadband networks while leveraging commercial broadband during their transition to private LTE (“PLTE”) networks.
Business Developments
In April 2023, the Company entered into an agreement with Lower Colorado River Authority (“LCRA”) to sell 900 MHz Broadband Spectrum covering 68 counties and more than 30 cities in LCRA’s wholesale electric, transmission, and water service area (the “LCRA Agreement”) for total payments of $30.0 million plus the contribution of select LCRA 900 MHz narrowband spectrum. The LCRA Agreement will support LCRA’s deployment of a PLTE network which will provide a host of capabilities including grid awareness, communications and operational intelligence that will enhance resilience and spur innovation at LCRA. The new licenses will enable LCRA to move from narrowband to next generation broadband and provide mission-critical data and voice services within LCRA and to more than 100 external customers such as electric cooperatives, schools and transit authorities across more than 73,000 square miles. The payment of $30.0 million is due through fiscal year 2026 as the Company delivers the relevant cleared 900 MHz Broadband Spectrum and the associated broadband licenses to LCRA. The LCRA Agreement is subject to customary provisions regarding remedies for non-delivery, including refund of amounts paid and termination rights if the Company fails to perform its contractual obligations, including failure to deliver the relevant cleared 900 MHz Broadband Spectrum in accordance with the terms of the LCRA Agreement. A gain or loss on the sale of spectrum will be recognized for each county once the Company delivers the cleared 900 MHz Broadband Spectrum and the associated broadband licenses to LCRA in full.
Basis of Presentation and Use of Estimates
The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023, filed with the SEC on June 14, 2023 (the “2023 Annual Report”). In the Company’s opinion all normal and recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. The Company believes that the disclosures made in the unaudited consolidated interim financial statements are adequate to make the information not misleading. The results of operations for the interim periods presented are not necessarily indicative of the results for the year. The Company is also required to make certain estimates and assumptions that affect the report amounts. These estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the financial statements in the applicable period. Accordingly, actual results could materially differ from those estimates.
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
2.    Revenue
The following table provides information regarding the Company’s revenue for each of the services it provides pursuant to its spectrum revenue agreements for the three months ended June 30, 2023 and 2022 (in thousands):

	Three months ended June 30,
	2023	2022
Spectrum revenues
900 MHz Broadband Spectrum Revenue
Ameren	$152	$153
Evergy(1)	274	—
Narrowband Spectrum Revenue
Motorola	182	182
Total spectrum revenue(2)	$608	$335
1.The Company commenced revenue recognition in connection with the delivery of cleared 900 MHz Broadband Spectrum and the associated broadband licenses to Evergy, Inc. (“Evergy”) during the three months ended September 2022.
2.Revenue recognized during the three months ended June 30, 2023 and 2022 was included in deferred revenue at the beginning of the respective periods.
Spectrum Revenue Agreements
Refer to the Company’s 2023 Annual Report for a description of the Company’s spectrum revenue agreements entered into prior to March 31, 2023.
Contract Assets and Liabilities
The Company recognizes a contract asset for the incremental costs of obtaining a contract with a customer. Contract liabilities primarily relate to advance consideration received from customers for spectrum services, for which revenue is recognized over time, as the services are performed.

The Company’s contract assets consisted of the following activity during the three months ended June 30, 2023 and 2022 (in thousands):

	2023	2022
Balance at the beginning of the period	$870	$638
Additions	28	56
Amortization	(10)	(3)
Balance at the end of the period	888	691
Less amount classified as current assets - prepaid expenses and other current assets	(445)	(294)
Noncurrent assets (1)	$443	$397
1.Recorded as other assets on the Company’s Consolidated Balance Sheets.
The Company’s contract liabilities consisted of the following activity during the three months ended June 30, 2023 and 2022 (in thousands):

	2023	2022
Balance at the beginning of the period	$60,759	$54,678
Revenue recognized	(608)	(335)
Balance at the end of the period	60,151	54,343
Less amount classified as current liabilities	(2,896)	(2,192)
Noncurrent liabilities (1)	$57,255	$52,151
1.Recorded as deferred revenue on the Company’s Consolidated Balance Sheets.
3.    Intangible Assets
Wireless licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but instead are tested for impairment annually, or more frequently if an event indicates that the asset might be impaired. There were no impairment charges related to the Company’s indefinite-lived intangible assets during the three months ended June 30, 2023.
Intangible assets consist of the following activity for the three months ended June 30, 2023 (in thousands):

Wireless Licenses
Balance at March 31, 2023	$202,044
Acquisitions	2,966
Exchanges – licenses received	13,292
Exchanges – licenses surrendered	(2,507)
Balance at June 30, 2023	$215,795
Purchases of intangible assets, including refundable deposits
During the three months ended June 30, 2023 and 2022, the Company entered into agreements with several third parties in multiple U.S. markets to acquire, retune or swap wireless licenses for cash consideration (“deals”) and made Anti-Windfall Payments to the U.S. Treasury Department. The initial deposits to incumbents are recorded as prepaid expenses and other current assets on the Company’s Consolidated Balance Sheets and are refundable if the FCC does not approve the sale, retuning or swap of the spectrum. The initial deposits are transferred to other assets or intangible assets in the Company’s Consolidated Balance Sheets, as applicable, upon meeting the relevant deal milestones. The final payments related to closed retuning or swap deals are recorded as other assets on the

Company’s Consolidated Balance Sheets. The final payments for license purchases or Anti-Windfall Payments are recorded as intangible assets on the Company’s Consolidated Balance Sheets.
The purchases of intangible assets, including refundable deposits, consisted of the following activity during the three months ended June 30, 2023 and 2022 (in thousands):

	2023	2022
Refundable deposits	$1,436	$2,686
Retuning cost and Swaps	768	901
Purchases and Anti-Windfall Payments	2,966	3,063
Total	$5,170	$6,650
Broadband License Exchanges
During the three months ended June 30, 2023, the Company was granted by the FCC, broadband licenses for 9 counties. The Company recorded the new broadband licenses at their estimated accounting cost basis of approximately $13.3 million. In connection with receiving the broadband licenses, the Company disposed of $2.5 million, related to the value ascribed to the narrowband licenses it relinquished to the FCC for the same 9 counties. The total carrying value of narrowband licenses included the cost to acquire the original narrowband licenses, Anti-Windfall Payments paid to cover the shortfall in each county and the clearing costs. As a result of the exchange of narrowband licenses for broadband licenses, the Company recorded a gain on disposal of intangible assets of $10.8 million, for the three months ended June 30, 2023.
During the three months ended June 30, 2022, the Company was granted by the FCC, broadband licenses for 11 counties. The Company recorded the new broadband licenses at their estimated accounting cost basis of approximately $0.9 million. In connection with receiving the broadband licenses, the Company disposed of $0.2 million, related to the value ascribed to the narrowband licenses it relinquished to the FCC for the same 11 counties. The total carrying value of narrowband licenses included the cost to acquire the original narrowband licenses, Anti-Windfall Payments paid to cover the shortfall in each county and the clearing costs. As a result of the exchange of narrowband licenses for broadband licenses, the Company recorded a gain on disposal of intangible assets of $0.6 million, for the three months ended June 30, 2022.
4.    Related Party Transactions
Refer to the Company’s 2023 Annual Report for a more complete description of the nature of its related party transactions prior to March 31, 2023. The following reflects the related party activity during the three months ended June 30, 2023 and 2022.
In connection with the transfer of its TeamConnect business and support for its pdvConnect business, the Company entered into a memorandum of understanding (“MOU”) with the principals of Goosetown on December 31, 2018. Under the MOU, the Company agreed to assign the intellectual property rights to its pdvConnect application to TeamConnect LLC (“LLC”), a new entity formed by the principals of Goosetown, in exchange for a 19.5% ownership interest in the LLC, effective April 30, 2019. The Company was obligated to pay the LLC a monthly service fee for a 24-month period ending on January 7, 2021 for its assumption of the Company’s support obligations under the A BEEP and Goosetown Agreements. The Company was also obligated to pay the LLC a certain portion of the billed revenue received by the Company from pdvConnect customers for a 48-month period. On February 22, 2023, the Company amended the LLC agreement to withdraw as a member of the LLC for no consideration and did not incur payments during the three months ended June 30, 2023. For the three months ended June 30, 2022, the Company incurred payments of $15,000 to the parties associated with the transferred business. As of June 30, 2023 and March 31, 2023, the Company did not have outstanding liabilities to the related parties associated with the transferred business.

5.    Leases

Substantially all the leases in which the Company is the lessee are comprised of corporate office space and tower space. The Company is obligated under certain lease agreements for office space with lease terms expiring on various dates from October 31, 2023 through June 30, 2027, which includes lease extensions for its corporate headquarters ranging from three to ten years. The Company entered into multiple lease agreements for tower space. The lease expiration dates range from July 31, 2023 to February 28, 2030.

Substantially all of the Company’s leases are classified as operating leases. Operating lease agreements are required to be recognized on the Company’s Consolidated Balance Sheet as right of use (“ROU”) assets and corresponding lease liabilities. ROU assets include any prepaid lease payments and exclude any lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The lease terms may include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option.
Weighted-average remaining lease term and incremental borrowing rate for the Company’s operating leases are as follows:

	Three months ended June 30,
	2023	2022
Weighted average term - operating lease liabilities	2.77 years	3.37 years
Weighted average incremental borrowing rate - operating lease liabilities	12%	13%
Rent expense amounted to approximately $0.5 million and $0.5 million, respectively, for the three months ended June 30, 2023 and 2022, which is included in general and administrative expenses on the Company’s Consolidated Statements of Operations.
The following table presents net lease cost for the three months ended June 30, 2023 and 2022 (in thousands):

	Three months ended June 30,
	2023	2022
Lease cost
Operating lease cost (cost resulting from lease payments)	$507	$449
Short term lease cost	—	4
Net lease cost	$507	$453
The following table presents supplemental cash flow and non-cash activity information for the three months ended June 30, 2023 and 2022 (in thousands):

	Three months ended June 30,
	2023	2022
Cash paid activity:
Operating lease - operating cash flows (fixed payments)	$574	$543
Operating lease - operating cash flows (liability reduction)	$388	$327
Non-cash activity:
Right of use assets obtained in exchange for new operating lease liabilities	$65	$50
The following table presents supplemental balance sheet information as of June 30, 2023 and March 31, 2023 (in thousands):

	June 30, 2023	March 31, 2023
Non-current assets - right of use assets, net	$3,088	$3,371
Current liabilities - operating lease liabilities	$1,662	$1,725
Non-current liabilities - operating lease liabilities	$2,597	$2,922

Future minimum payments under existing non-cancelable leases for office and tower spaces (exclusive of real estate tax, utilities, maintenance and other costs borne by the Company) for the remaining terms of the leases following the three months ended June 30, 2023, are as follows (in thousands):

Fiscal Year	Operating Leases
2024 (excluding the three months ended June 30, 2023)	$1,585
2025	1,715
2026	958
2027	536
2028	172
After 2028	38
Total future minimum lease payments	5,004
Amount representing interest	(745)
Present value of net future minimum lease payments	$4,259
6.    Income Taxes
The Company used a discrete effective tax rate method to calculate taxes for the three months ended June 30, 2023 and 2022, which were a result of its inability to use some portion of its federal and state net operating losses (“NOLs”) carryforwards against the deferred tax liability created by the amortization of indefinite-lived intangible assets and the change in the state effective tax rate. The Company determined that applying an estimate of the annual effective tax rate would not provide a reasonable estimate as small changes in estimated “ordinary” loss could result in significant changes in the estimated annual effective tax rate. Accordingly, for the three months ended June 30, 2023, the Company recorded a total deferred tax benefit of $0.2 million. For the three months ended June 30, 2022, the Company recorded a total deferred tax expense of $0.2 million.
The Company’s NOL generated after March 31, 2018 may be used as an indefinite-lived asset to offset its deferred tax liability but are limited to 80% of future taxable income. The deferred tax liabilities as of June 30, 2023 are approximately $2.9 million for federal and $2.3 million for state. The deferred tax liabilities as of March 31, 2023 are approximately $2.7 million for federal and $2.7 million for state.
7.    Stockholders’ Equity
The Company established the 2014 Stock Plan (the “2014 Stock Plan”) to attract, retain and reward individuals who contribute to the achievement of the Company’s goals and objectives. This 2014 Stock Plan superseded previous stock plans.
The Board has reserved 5,027,201 shares of common stock for issuance under the 2014 Stock Plan and as of June 30, 2023, 489,638 shares are available for future issuance, including up to 142,549 shares which may be granted upon meeting certain performance levels above 100% for performance stock unit awards.
During the three months ended June 30, 2023 and the year ended March 31, 2023, a total of 125,160 and 260,370 shares, respectively, were issued in connection with the vesting, conversion and or exercise of grants under the Company’s 2014 Stock Plan.
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
The following table presents the share repurchase activity for the three months ended June 30, 2023 and 2022 (in thousands, except per share data):

	Three months ended June 30,
	2023	2022
Number of shares repurchased and retired	—	56
Average price paid per share*	$—	$49.70
Total cost to repurchase	$—	$2,725
*Average price paid per share includes costs associated with the repurchases.
As of June 30, 2023, $26.8 million is remaining under the share repurchase program.
Motorola Investment
In September 2014, Motorola Solutions, Inc. (“Motorola”) invested $10.0 million to purchase 500,000 Class B Units of the Company’s subsidiary, PDV Spectrum Holding Company, LLC (at a price equal to $20.00 per unit). The Company owns 100% of the Class A Units in the Subsidiary. Motorola had the right at any time to convert its 500,000 Class B Units into 500,000 shares of the Company’s common stock and in May 2022, Motorola exercised such right to convert its 500,000 Class B Units into 500,000 shares of the Company’s common stock. In June 2022, the Company filed a Registration Statement on Form S-3 to register the 500,000 shares of the Company’s Common Stock held by Motorola for the resale or other disposition of such shares by Motorola (the “Resale Registration Statement”). The Resale Registration Statement was declared effective by the SEC on July 15, 2022.
8.    Net Loss Per Share of Common Stock
Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. For purposes of the diluted net loss per share calculation, preferred stock, stock options, restricted stock and warrants are considered to be potentially dilutive securities. Because the Company has reported a net loss for the three months ended June 30, 2023 and 2022, respectively, diluted net loss per common share is the same as basic net loss per common share for those periods.
Common stock equivalents resulting from potentially dilutive securities approximated 194,000 and 503,000 at June 30, 2023 and 2022, respectively, and have not been included in the dilutive weighted average shares of common stock outstanding, as their effects are anti-dilutive.
9.    Contingencies and Guaranty
Contingent Liabilities
SDG&E Refund Obligations
In February 2021, the Company entered into an agreement with San Diego Gas & Electric Company, a subsidiary of Sempra Energy (“SDG&E”) to sell 900 MHz Broadband Spectrum throughout SDG&E’s California service territory, including San Diego and Imperial Counties and portions of Orange County (the “SDG&E Agreement”), for a total payment of $50.0 million. The total payment of $50.0 million is comprised of an initial payment of $20.0 million received in February 2021 and the remaining $30.0 million payment, which is due through fiscal year 2024 as the Company delivers the relevant cleared 900 MHz Broadband Spectrum and the associated broadband licenses to SDG&E. In September 2022, the Company delivered to SDG&E 1.4 x 1.4 cleared 900 MHz Broadband Spectrum and the associated broadband license related to Imperial County and received a milestone payment of $0.2 million. A gain or loss on the sale of spectrum will be recognized for each county once the Company delivers the cleared 900 MHz Broadband Spectrum and the associated broadband licenses to SDG&E in full.

As the Company is required to refund payments it has received in the event of termination or non-delivery of the specific county’s 900 MHz Broadband Spectrum, it recorded the $20.2 million received from SDG&E as a contingent liability on the Company’s Consolidated Balance Sheets. As of June 30, 2023, the $20.2 million payments from SDG&E remain recorded as a short-term liability due to the expected timing of delivery.

SDG&E Broadband License Delivery Delay Adjustment
The Company has all necessary FCC approvals and is ready to transfer the San Diego County broadband license to SDG&E pending one final arrangement. The Company is anticipating a delivery delay adjustment between $0.8 million and $1.3 million dependent upon final closing date. This is an isolated event related specifically to the unique aspects of this complicated spectrum market including a complex system.
Xcel Energy Guaranty
In October 2022, the Company entered into an agreement with Xcel Energy Services Inc. (“Xcel Energy”) providing Xcel Energy dedicated long-term usage of the Company’s 900 MHz Broadband Spectrum for a term of 20 years throughout Xcel Energy’s service territory in eight states (the “Xcel Energy Agreement”). In connection with Xcel Energy Agreement, the Company entered into a guaranty agreement, under which the Company guaranteed the delivery of the relevant 900 MHz Broadband Spectrum and the associated broadband licenses in Xcel Energy’s service territory in eight states along with other commercial obligations. In the event of default or non-delivery of the specific territory’s 900 MHz Broadband Spectrum, the Company is required to refund payments it has received. In addition, to the extent Anterix has performed any obligations, the Company’s liability and remaining obligations under the Xcel Energy Agreement will extend only to the remaining unperformed obligations. The Company recorded $8.0 million in deferred revenue in connection with the prepayment received as the delivery of the relevant cleared 900 MHz Broadband Spectrum and the associated broadband licenses commenced in the first quarter of fiscal year 2024 and will continue through 2029. As of June 30, 2023, the maximum potential liability of future undiscounted payments under this agreement is approximately $8.0 million.
Litigation
From time to time, the Company may be involved in litigation that arises from the ordinary operations of the business, such as contractual or employment disputes or other general actions. The Company is not involved in any material legal proceedings at this time.
Pandemic and Macroeconomic Conditions
Recent macroeconomic events, including the outbreak of COVID-19, inflation, and geopolitical matters, have increased operating costs and could increase production costs or result in delays in customer contracting or the availability of equipment necessary for the deployment of our target customers’ planned PLTE projects. The Company continues to closely monitor these risks. Although difficult to quantify, the Company believes the current macroeconomic environment, including inflation, may have an adverse effect on the Company’s target customers’ businesses, which may harm the Company’s commercialization efforts and negatively impact the Company’s revenues and liquidity. If the Company is not able to control its higher operating costs or if the Company’s commercialization efforts are slowed or negatively impacted, continued periods of high inflation could have a material adverse effect on the Company’s business, operating results and financial condition.
10.    Concentrations of Credit Risk
Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The cash balance at times may exceed federally insured limits, however, the Company places its cash and temporary cash investments with financial institutions for which credit loss is not anticipated.
For the three months ended June 30, 2023 and 2022, the Company’s operating revenue was entirely from upfront, fully paid fees received from Motorola, Ameren Corporation (“Ameren”) and Evergy, as discussed in Note 2 Revenue.
As of June 30, 2023 and March 31, 2023, the Company does not have an outstanding accounts receivable balance.

11.    Subsequent Events
Xcel Energy Agreement
In July 2023, the Company delivered the cleared 3 x 3 900 MHz Broadband Spectrum and the associated broadband licenses for 14 counties in Xcel service territory and received the full milestone payment of $21.2 million.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion and analysis of the financial condition and results of operations of Anterix Inc. (“Anterix,” the “Company”, “we”, “us”, or “our”) should be read in conjunction with our financial statements and notes thereto included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on June 14, 2023 (the “2023 Annual Report”). In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those identified or referenced in “Item 1A—Risk Factors” in Part II of this Quarterly Report. As a result, investors are urged not to place undue reliance on any forward-looking statements. Except as required by applicable law, we do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.
Overview
We are a wireless communications company focused on commercializing our spectrum assets to enable our targeted utility and critical infrastructure customers to deploy private broadband networks and on offering innovative broadband solutions to the same target customers. We are the largest holder of licensed spectrum in the 900 MHz band (896 - 901 / 935 - 940 MHz) with nationwide coverage throughout the contiguous United States, Hawaii, Alaska and Puerto Rico. On May 13, 2020, the FCC approved the Report and Order to modernize and realign the 900 MHz band to increase its usability and capacity by allowing it to be utilized for the deployment of broadband networks, technologies and solutions. The Report and Order was published in the Federal Register on July 16, 2020 and became effective on August 17, 2020. We are now engaged in qualifying for and securing broadband licenses from the FCC. At the same time, we are pursuing opportunities to monetize the broadband spectrum we secure to our targeted utility and critical infrastructure customers. We are also expanding the benefits and solutions we offer to the same targeted customers. As part of our expanded offering, we launched an integrated platform to accelerate the scale benefits of combining, or networking together, individual private broadband networks, added a public network roaming management solution, and are currently offering CatalyX as a turnkey connectivity management solution that helps utilities realize the benefits of private broadband networks while leveraging commercial broadband during their transition to private LTE (“PLTE”) networks.
Refer to our 2023 Annual Report for a more complete description of the nature of our business, including details regarding the process and costs to secure our broadband licenses.
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
Xcel Energy Agreement
In July 2023, we delivered the cleared 3 x 3 900 MHz Broadband Spectrum and the associated broadband licenses for 14 counties in Xcel service territory and received the full milestone payment of $21.2 million.

Results of Operations
Comparison of the three months ended June 30, 2023 and 2022
The following tables set forth our results of operations for the three months ended June 30, 2023 and 2022. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.
Spectrum revenues

	Three months ended June 30,		Aggregate Change
(in thousands)	2023	2022	2023 from 2022
	(Unaudited)	(Unaudited)
Spectrum revenues	$608	$335	$273	81%
Spectrum revenues increased by $0.3 million, or 81%, to $0.6 million for the three months ended June 30, 2023 from $0.3 million for the three months ended June 30, 2022. The increase in our spectrum lease revenues was attributable to revenue recognized in connection with our agreement with Evergy, Inc. (“Evergy”) of approximately $0.3 million.
Operating expenses

	Three months ended June 30,		Aggregate Change
(in thousands)	2023	2022	2023 from 2022
	(Unaudited)	(Unaudited)
General and administrative	$11,673	$11,359	$314	3%
Sales and support	1,275	1,236	39	3%
Product development	1,069	1,096	(27)	-2%
Depreciation and amortization	246	362	(116)	-32%
Operating expenses	$14,263	$14,053	$210	1%
General and administrative expenses
General and administrative expenses increased by $0.3 million, or 3%, to $11.7 million for the three months ended June 30, 2023 from $11.4 million for three months ended June 30, 2022. The increase primarily resulted from $0.5 million higher headcount and related costs, $0.2 million higher stock compensation expense due to additional grants awarded during the last 12 months, offset by a decrease of $0.2 million lower professional service costs, $0.1 million lower recruiting costs, and $0.1 million lower public company expenses.
Sales and support expenses
Sales and support expenses remained relatively flat for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.
Product development expenses
Product development expenses remained relatively flat for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.
Depreciation and amortization
Depreciation and amortization decreased by $0.1 million, or -32%, to $0.2 million for the three months ended June 30, 2023 from $0.4 million for three months ended June 30, 2022. The decrease was primarily as a result of certain assets becoming fully depreciated during the current period compared to prior period.

Gain from disposal of intangible assets, net

	Three months ended June 30,		Aggregate Change
(in thousands)	2023	2022	2023 from 2022
	(Unaudited)	(Unaudited)
Gain from disposal of intangible assets, net	$(10,785)	$(648)	$(10,137)	1564%
During the three months ended June 30, 2023, we exchanged our narrowband licenses for broadband licenses in 9 counties. In connection with the exchange, we recorded an estimated accounting cost basis of $13.3 million for the new broadband licenses and disposed of $2.5 million related to the value ascribed to the narrowband licenses we relinquished to the FCC for those same 9 counties. As a result, we recorded a $10.8 million non-monetary gain from disposal of the intangible assets on our Consolidated Statements of Operations for the three months ended June 30, 2023.
During the three months ended June 30, 2022, we exchanged our narrowband licenses for broadband licenses in 11 counties. In connection with the exchange, we recorded an estimated accounting cost basis of $0.9 million for the new broadband licenses and disposed of $0.2 million related to the value ascribed to the narrowband licenses we relinquished to the FCC for those same 11 counties. As a result, we recorded a $0.6 million non-monetary gain from disposal of the intangible assets on our Consolidated Statements of Operations for the three ended June 30, 2022. Refer to Note 3 Intangibles in the Notes to the Unaudited Consolidated Financial Statements contained within this Quarterly Report for further discussion on the exchanges.
(Gain) loss from disposal of long-lived assets, net

	Three months ended June 30,		Aggregate Change
(in thousands)	2023	2022	2023 from 2022
	(Unaudited)	(Unaudited)
(Gain) loss from disposal of long-lived assets, net	$(31)	$2	$(33)	-1650%
(Gain) loss from disposal of long-lived assets, net decreased by $33 thousand, or -1650%, to $31 thousand gain for the three months ended June 30, 2023 from $2 thousand loss for three months ended June 30, 2022.
Interest income

	Three months ended June 30,		Aggregate Change
(in thousands)	2023	2022	2023 from 2022
	(Unaudited)	(Unaudited)
Interest income	$386	$17	$369	2171%
Interest income increased by $0.4 million, or 2171%, to $0.4 million for the three months ended June 30, 2023 from $17 thousand for three months ended June 30, 2022. The increase was attributable to higher interest rates.
Other income

	Three months ended June 30,		Aggregate Change
(in thousands)	2023	2022	2023 from 2022
	(Unaudited)	(Unaudited)
Other income	$95	$59	$36	61%
Other income increased by $36 thousand, or 61%, to $0.1 million for the three months ended June 30, 2023 from $59 thousand for three months ended June 30, 2022.

Income tax (benefit) expense

	Three months ended June 30,		Aggregate Change
(in thousands)	2023	2022	2023 from 2022
	(Unaudited)	(Unaudited)
Income tax (benefit) expense	$(240)	$200	$(440)	-220%
Income tax (benefit) expense decreased by $0.4 million, or 220%, to $0.2 million benefit for the three months ended June 30, 2023 from $0.2 million expense for three months ended June 30, 2022. The change in income tax (benefit) expense is a result of our inability to use some portion of federal and state NOL carryforwards against the deferred tax liability created by amortization of indefinite-lived intangible assets and the change in the state effective tax rate.
Liquidity and Capital Resources
Our principal source of liquidity is our cash and cash equivalents generated from customer contract proceeds. At June 30, 2023, we had cash and cash equivalents of $29.0 million.

We believe our cash and cash equivalents on hand, along with contracted proceeds from customers, will be sufficient to meet our financial obligations through at least 12 months from the date of this Quarterly Report. As noted above, our future capital requirements will depend on a number of factors, including among others, future customer contracts, the costs and timing of our spectrum retuning activities, spectrum acquisitions and the Anti-Windfall Payments to the U.S. Treasury, our operating activities, any cash proceeds we generate through our commercialization activities, our ability to timely deliver broadband licenses to our customers in accordance with our contractual obligations and our obligation to refund payments or pay penalties if we do not meet our commercial obligations. We deploy this capital at our determined pace based on several key ongoing factors, including customer demand, market opportunity, and offsetting income from spectrum leases. We cannot reasonably estimate any potential financial impact to our results of operations, commercialization efforts and financial condition of any potential future changes to our macroeconomic, legal or regulatory environment, including potential legislation affecting the energy or utility industry, the telecommunications environment, or supply chains. We are actively managing our business to maintain our cash flow and believe that we currently have adequate liquidity. To implement our business plans and initiatives, however, we may need to raise additional capital. We cannot predict with certainty the exact amount or timing for any future capital raises. See “Risk Factors” in Item 1A of Part II of this Quarterly Report for a reference to the risks and uncertainties that could cause our costs to be more than we currently anticipate and/or our revenue and operating results to be lower than we currently anticipate. If required, we intend to raise additional capital through debt or equity financings or through some other financing arrangement. However, we cannot be sure that additional financing will be available if and when needed, or that, if available, we can obtain financing on terms favorable to our stockholders and to us. Any failure to obtain financing when required will have a material adverse effect on our business, operating results, financial condition and liquidity.
Cash Flows from Operating, Investing and Financing Activities

	Three months ended June 30,
(in thousands)	2023	2022
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(8,209)	$(9,832)
Net cash used in investing activities	$(5,195)	$(6,656)
Net cash used in financing activities	$(745)	$(2,680)
Net cash used in operating activities.
Net cash used in operating activities was approximately $8.2 million in the three months ended June 30, 2023. The net cash used in operating activities in the three months ended June 30, 2023 was due to the following:
•$2.1 million net loss, offset by the following non-cash activity:
◦increase of $0.2 million for depreciation and amortization as a result of assets placed in service during the year;
◦increase of $4.3 million in stock-based compensation expense due to additional grants awarded; and
◦decrease of $10.8 million related to the non-monetary gain on disposals of intangible assets in connection to our exchange of narrowband licenses for broadband licenses;

•decrease of $0.6 million in deferred revenue in connection with revenue recognized for the delivery of cleared 900 MHz Broadband Spectrum.
Net cash used in operating activities was approximately $9.8 million in the three months ended June 30, 2022. The net cash used in operating activities in the three months ended June 30, 2022 due to the following:
•$13.2 million net loss, offset by the following non-cash activity:
◦increase of $0.4 million for depreciation and amortization as a result of assets placed in service during the year;
◦increase of $4.1 million in stock-based compensation expense due to additional grants awarded;
•decrease of $0.3 million in deferred revenue in connection with revenue recognized for the delivery of cleared 900 MHz Broadband Spectrum.
Net cash used in investing activities. Net cash used in investing activities was $5.2 million for the three months ended June 30, 2023, as compared to net cash used in investing activities of $6.7 million for the three months ended June 30, 2022, primarily to acquire, swap or retune wireless licenses in markets across the United States.
Net cash used in financing activities. Net cash used in financing activities was $0.7 million for the three months ended June 30, 2023, as compared to net cash used in financing activities of $2.7 million for the three months ended June 30, 2022. For the three months ended June 30, 2023, net cash used in financing activities was primarily from payments of withholding tax on net issuance of restricted stock of $0.8 million, partially offset by the proceeds from stock option exercises of $7 thousand. For the three months ended June 30, 2022, net cash used in financing activities was primarily from the repurchase of common stock of $2.7 million, partially offset by the proceeds from stock option exercises of $0.9 million, net of payments of withholding tax on net issuance of restricted stock of $0.8 million.
Material Cash Requirements
Our future capital requirements will depend on many factors, including: costs and time related to the commercialization of our spectrum assets; and our ability to sign customer contracts and generate revenues from the license or transfer of any broadband licenses we secure; our ability to timely deliver broadband licenses and clear spectrum to our customers in accordance with our contractual obligation; any requirement to refund payments or pay penalties if we do not satisfy our contractual obligations; the timeline and costs to acquire broadband licenses pursuant to the Report and Order, including the costs to acquire additional spectrum, the costs related to retuning, or swapping spectrum held by 900 MHz site-based licensees in the broadband segment that is required under section 90.621(b) to be protected by a broadband licensee with a base station at any location within the county, or any 900 MHz geographic-based SMR licensee in the broadband segment whose license area completely or partially overlaps the county, and the costs of paying Anti-Windfall Payments to the U.S. Treasury.
We are obligated under certain lease agreements for office space with lease terms expiring on various dates from October 31, 2023 through June 30, 2027, which includes a three to ten-year lease extension for our corporate headquarters. We have also entered into multiple lease agreements for tower space related to our historical TeamConnect business and in connection with obtaining spectrum licenses. The lease expiration dates range from July 31, 2023 to February 28, 2030. Total estimated payments for these lease agreements are approximately $5.0 million (exclusive of real estate taxes, utilities, maintenance and other costs borne by us). In addition to the lease payments for our tower space, we also have an obligation to clear the tower site locations, for which we recorded an asset retirement obligation (the “ARO”). Total estimated payments as a result of the ARO is approximately $0.6 million.
SDG&E Broadband License Delivery Delay Adjustment
We have all necessary FCC approvals and are ready to transfer the San Diego County broadband license to San Diego Gas & Electric Company, a subsidiary of Sempra Energy (“SDG&E”) pending one final arrangement. We are anticipating a delivery delay adjustment between $0.8 million and $1.3 million dependent upon final closing date. This delivery delay adjustment is not reflective of our ongoing clearing efforts, operations or our performance in other contracts. We believe that this is an isolated event related specifically to the unique aspects of this complicated spectrum market including a complex system and do not expect any other material adjustments to other existing customer contracted proceeds.
Xcel Energy Guaranty
In October 2022, we entered into an agreement with Xcel Energy Services Inc. (“Xcel Energy”) providing Xcel Energy dedicated long-term usage of our 900 MHz Broadband Spectrum for a term of 20 years throughout Xcel Energy’s service territory in eight states (the “Xcel Energy Agreement”). In connection with Xcel Energy Agreement, we entered into a guaranty agreement, under which we guaranteed the delivery of the relevant 900 MHz Broadband Spectrum and the associated broadband licenses in Xcel Energy’s service territory in eight states along with other commercial obligations. In the event of default or non-delivery of the specific territory’s 900 MHz Broadband Spectrum, we are required to refund payments we have received. In addition, to the extent Anterix has performed any obligations, our liability and remaining obligations under the Xcel Energy Agreement will extend only to the remaining unperformed obligations. We recorded $8.0 million in deferred revenue in connection with the prepayment received as the delivery of the relevant cleared 900 MHz Broadband Spectrum and the associated broadband licenses commenced in the first quarter of fiscal year 2024 and will continue through 2029. As of June 30, 2023, the maximum potential liability of future undiscounted payments under this agreement is approximately $8.0 million.
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
The following table presents the share repurchase activity for the three months ended June 30, 2023 and 2022 (in thousands, except per share data):

	Three Months Ended June 30,
	2023	2022
Number of shares repurchased and retired	—	56
Average price paid per share*	$—	$49.70
Total cost to repurchase	$—	$2,725
*Average price paid per share includes costs associated with the repurchases.
As of June 30, 2023, $26.8 million is remaining under the share repurchase program.
Off-balance sheet arrangements
As of June 30, 2023 and March 31, 2023, we did not have and do not have any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
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
Item 1A. Risk Factors.
In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report as well as the risk factors disclosed in our 2023 Annual Report. There have been no material changes from the risk factors as previously disclosed in our 2023 Annual Report. Any of the risks discussed in this Quarterly Report, if any, and in our 2023 Annual Report, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers.
The following table provides information with respect to purchases of our common stock by the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended June 30, 2023.
Issuer Purchases of Equity Securities (1)
(in thousands except for share and per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs
April 1, 2023 through April 30, 2023
Open market and privately negotiated purchases	—	$—	—	$26,815
May 1, 2023 through May 31, 2023
Open market and privately negotiated purchases	—	—	—	26,815
June 1, 2023 through June 30, 2023
Open market and privately negotiated purchases	—	—	—	26,815
Total	—	$—	—	$26,815
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

Anterix Inc.

Date: August 2, 2023	/s/ Robert H. Schwartz
Robert H. Schwartz
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2023	/s/ Timothy A. Gray
Timothy A. Gray
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)