Form 10-Q
period 2023-09-30
Anterix Inc.
filed 2023-11-13
CIK 1304492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
At November 10, 2023, 18,769,676 shares of the registrant’s common stock were outstanding.

Anterix Inc.
FORM 10-Q
For the quarterly period ended September 30, 2023

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the “Quarterly Report”) includes statements of our expectations, intentions, plans, projections, guidance and beliefs that constitute “forward-looking statements.” These forward-looking statements are principally, but not solely, contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements include, but are not limited to, statements about our strategies, plans, objectives, expectations, projections, guidance, intentions, expenditures and assumptions and other statements contained herein that are not historical facts. Our forward-looking statements are generally, but not always, accompanied by words such as, but not limited to, “aim,” “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend” “may,” “might,” “ongoing,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or phrases, or the negative of those expressions or phrases, or other words that convey the uncertainty of future events or outcomes, which are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations, guidance and projections and related assumptions about future events and financial trends. While our management considers these expectations, guidance, projections and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. There can be no assurance that actual developments will be as we anticipate. Actual results may differ materially from those expressed or implied in these statements as a result of significant risks and uncertainties, including, but not limited to:
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

PART I. FINANCIAL INFORMATION
Item 1: Consolidated Financial Statements
Anterix Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2023	March 31, 2023
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$48,534	$43,182
Prepaid expenses and other current assets	13,578	16,277
Total current assets	62,112	59,459
Property and equipment, net	2,323	3,606
Right of use assets, net	2,826	3,371
Intangible assets	197,566	202,044
Other assets	15,049	10,078
Total assets	$279,876	$278,558
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$6,998	$6,624
Due to related parties	—	533
Operating lease liabilities	1,610	1,725
Contingent liability	1,409	20,249
Deferred revenue	5,281	2,769
Total current liabilities	15,298	31,900
Operating lease liabilities	2,278	2,922
Deferred revenue	74,984	57,990
Deferred gain on sale of intangible assets	4,889	—
Deferred income tax	5,813	5,440
Other liabilities	513	513
Total liabilities	103,775	98,765
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized and no shares outstanding at September 30, 2023 and March 31, 2023	—	—
Common stock, $0.0001 par value per share, 100,000,000 shares authorized and 18,768,491 shares issued and outstanding at September 30, 2023 and 18,921,999 shares issued and outstanding at March 31, 2023	2	2
Additional paid-in capital	525,248	518,160
Accumulated deficit	(349,149)	(338,369)
Total stockholders’ equity	176,101	179,793
Total liabilities and stockholders’ equity	$279,876	$278,558
See accompanying notes to consolidated financial statements.

Anterix Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2023	2022	2023	2022
Spectrum revenues	$1,052	$398	$1,660	$733

Operating expenses
General and administrative	11,905	11,427	23,578	22,786
Sales and support	1,310	1,164	2,585	2,400
Product development	1,147	980	2,216	2,076
Depreciation and amortization	209	372	455	734
Operating expenses	14,571	13,943	28,834	27,996
Gain on disposal of intangible assets, net	(8,513)	(2,905)	(19,298)	(3,553)
Gain on sale of intangible assets, net	(7,332)	—	(7,332)	—
Loss on disposal of long-lived assets, net	67	20	36	22
Gain (loss) from operations	2,259	(10,660)	(580)	(23,732)
Interest income	396	244	782	261
Other income (expense)	63	(12)	158	47
Income (loss) before income taxes	2,718	(10,428)	360	(23,424)
Income tax expense	645	215	405	415
Net income (loss)	$2,073	$(10,643)	$(45)	$(23,839)
Net income (loss) per common share basic	$0.11	$(0.56)	$—	$(1.27)
Net income (loss) per common share diluted	$0.11	$(0.56)	$—	$(1.27)
Weighted-average common shares used to compute basic net income (loss) per share	18,921,126	18,953,044	18,935,929	18,786,928
Weighted-average common shares used to compute diluted net income (loss) per share	19,109,394	18,953,044	18,935,929	18,786,928
See accompanying notes to consolidated financial statements.

Anterix Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)
(Unaudited)

	Number of Shares
	Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total
Balance at June 30, 2023	19,047	$2	$521,680	$(340,487)	$181,195
Equity based compensation	—	—	3,838	—	3,838
Restricted shares issued	62	—	—	—	—
Stock option exercises	—	—	—	—	—
Shares withheld for taxes	(8)	—	(270)	—	(270)
Retirement of common stock	(333)	—	—	(10,735)	(10,735)
Net income	—	—	—	2,073	2,073
Balance at September 30, 2023	18,768	$2	$525,248	$(349,149)	$176,101

Balance at March 31, 2023	18,922	$2	$518,160	$(338,369)	$179,793
Equity based compensation	—	—	8,103	—	8,103
Restricted shares issued	210	—	—	—	—
Stock option exercises	—	—	7	—	7
Shares withheld for taxes	(31)	—	(1,022)	—	(1,022)
Retirement of common stock	(333)	—	—	(10,735)	(10,735)
Net loss	—	—	—	(45)	(45)
Balance at September 30, 2023	18,768	$2	$525,248	$(349,149)	$176,101
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

Anterix Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six months ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(45)	$(23,839)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	455	734
Non-cash compensation expense attributable to stock awards	8,103	8,819
Deferred income taxes	373	403
Gain on disposal of intangible assets, net	(19,298)	(3,553)
Gain on sale of intangible assets, net	(7,332)	—
Loss on disposal of long-lived assets, net	36	22
Changes in operating assets and liabilities
Prepaid expenses and other assets	788	1,263
Right of use assets	545	518
Accounts payable and accrued expenses	374	(1,132)
Due to related parties	(533)	—
Operating lease liabilities	(759)	(699)
Contingent Liability	—	249
Deferred revenue	19,506	(733)
Net cash provided by (used in) operating activities	2,213	(17,948)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible assets, including refundable deposits	(10,077)	(11,228)
Proceeds from sale of spectrum	25,178	—
Purchases of equipment	(212)	(1,145)
Net cash provided by (used in) investing activities	14,889	(12,373)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	7	872
Repurchase of common stock	(10,735)	(4,725)
Payments of withholding tax on net issuance of restricted stock	(1,022)	(1,336)
Net cash used in financing activities	(11,750)	(5,189)
Net change in cash and cash equivalents	5,352	(35,510)
CASH AND CASH EQUIVALENTS
Beginning of the period	43,182	105,624
End of the period	$48,534	$70,114
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period:
Taxes paid	$1	$12
Non-cash investing activity:
Network equipment provided in exchange for wireless licenses	$568	$29
Deferred gain on sale of intangible assets	$4,889	$—
Derecognition of contingent liability related to sale of intangible assets	$18,840	$—
See accompanying notes to consolidated financial statements.

Anterix Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1.    Nature of Operations and Basis of Presentation
Anterix Inc. (the “Company”) is a wireless communications company focused on commercializing its spectrum assets to enable its targeted utility and critical infrastructure customers to deploy private broadband networks and on offering innovative broadband solutions to the same target customers. The Company is the largest holder of licensed spectrum in the 900 MHz band (896 - 901 / 935 - 940 MHz) with nationwide coverage throughout the contiguous United States, Hawaii, Alaska and Puerto Rico. On May 13, 2020, the Federal Communications Commission (the “FCC”) approved the Report and Order (the “Report and Order”) to modernize and realign the 900 MHz band to increase its usability and capacity by allowing it to be utilized for the deployment of broadband networks, technologies and solutions. The Report and Order was published in the Federal Register on July 16, 2020, and became effective on August 17, 2020. The Company is now engaged in qualifying for and securing broadband licenses from the FCC. At the same time, the Company is pursuing opportunities to monetize the broadband spectrum it secures to its targeted utility and critical infrastructure customers. The Company is also expanding the benefits and solutions it offers to the same targeted customers. As part of the Company’s solution expansion, the Company launched an integrated platform to accelerate the scale benefits of combining, or networking together, individual private broadband networks to enhance utilities’ resiliency, reach and collaboration. The first commercial service on the platform, CatalyX, includes public network roaming management solution along with secure, remote SIM provisioning. CatalyX is a turnkey connectivity management solution that helps utilities gain economic and operational benefits leveraging commercial broadband during their transition to private LTE (“PLTE”) networks, extending coverage into gap areas or providing back-up connectivity for private networks.
Business Developments
LCRA Agreement
In April 2023, the Company entered into an agreement with Lower Colorado River Authority (“LCRA”) to sell 900 MHz Broadband Spectrum covering 68 counties and more than 30 cities in LCRA’s wholesale electric, transmission, and water service area (the “LCRA Agreement”) for total payments of $30.0 million plus the contribution of select LCRA 900 MHz narrowband spectrum. The LCRA Agreement will support LCRA’s deployment of a PLTE network which will provide a host of capabilities including grid awareness, communications and operational intelligence that will enhance resilience and spur innovation at LCRA. The new licenses will enable LCRA to move from narrowband to next generation broadband and provide mission-critical data and voice services within LCRA and to more than 100 external customers such as electric cooperatives, schools and transit authorities across more than 73,000 square miles. Total consideration of $30.0 million to be paid through fiscal year 2026 pursuant to the terms of the LCRA Agreement. The LCRA Agreement is subject to customary provisions regarding remedies for non-delivery, including refund of amounts paid and termination rights if the Company fails to perform its contractual obligations, including failure to deliver the relevant cleared 900 MHz Broadband Spectrum in accordance with the terms of the LCRA Agreement. A gain or loss on the sale of spectrum will be recognized for each county once the Company delivers the cleared 900 MHz Broadband Spectrum and the associated broadband licenses to LCRA in full.
Xcel Energy Agreement
In October 2022, the Company entered into an agreement with Xcel Energy Services Inc. (“Xcel Energy”) providing Xcel Energy dedicated long-term usage of the Company’s 900 MHz Broadband Spectrum for a term of 20 years throughout Xcel Energy’s service territory in eight states (the “Xcel Energy Agreement”) for a total of $80.0 million, of which $8.0 million was received by the Company in December 2022. In July 2023, the Company delivered the cleared 3 x 3 900 MHz Broadband Spectrum and the associated broadband licenses for 14 counties in Xcel Energy’s service territory and received the full milestone payment of $21.2 million. The revenue recognized for the three and six months ended September 30, 2023, was approximately $0.4 million.

SDG&E Agreement
In February 2021, the Company entered into an agreement with San Diego Gas & Electric Company, a subsidiary of Sempra Energy (“SDG&E”), to sell 900 MHz Broadband Spectrum throughout SDG&E’s California service territory, including San Diego and Imperial Counties and portions of Orange County (the “SDG&E Agreement”) for a total payment of $50.0 million. The total payment of $50.0 million is comprised of an initial payment of $20.0 million received in February 2021 and the remaining payments which are due as the Company delivers the relevant cleared 900 MHz Broadband Spectrum and the associated broadband licenses to SDG&E. During the quarter ended September 30, 2023, the Company transferred to SDG&E the San Diego County broadband license and received a milestone payment of $25.2 million net of delivery delay adjustments of $1.1 million. See Note 3 Intangible Assets for further discussion.
2023 Stock Plan
On August 8, 2023, the Company adopted a new equity-based compensation plan known as the Anterix Inc. 2023 Stock Plan (the “2023 Stock Plan”). The 2023 Stock Plan permits the Company to grant equity compensation awards to employees, consultants and non-employee directors of the Company. See Note 7 Stockholders’ Equity for further discussion.
2023 Share Repurchase Program
On September 21, 2023, the Board of Directors (the “Board”) authorized a new share repurchase program (the “2023 Share Repurchase Program”) pursuant to which the Company may repurchase up to $250.0 million of the Company’s common stock on or before September 21, 2026. See Note 7 Stockholders’ Equity for further discussion.
Basis of Presentation and Use of Estimates
The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023, filed with the SEC on June 14, 2023 (the “2023 Annual Report”). In the Company’s opinion all normal and recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. The Company believes that the disclosures made in the unaudited consolidated interim financial statements are adequate to make the information not misleading. The results of operations for the interim periods presented are not necessarily indicative of the results for the year. The Company is also required to make certain estimates and assumptions that affect the reported amounts. These estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the financial statements in the applicable period. Accordingly, actual results could materially differ from those estimates.
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

2.    Revenue
The following table provides information regarding the Company’s revenue for each of the services it provides pursuant to its spectrum revenue agreements for the three and six months ended September 30, 2023 and 2022 (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2023	2022	2023	2022
Spectrum revenues
900 MHz Broadband Spectrum Revenue
Ameren Corporation	$152	$152	$304	$305
Evergy (1)	274	64	548	64
Xcel Energy (2)	444	—	444	—
Narrowband Spectrum Revenue
Motorola	182	182	364	364
Total spectrum revenue (3)	$1,052	$398	$1,660	$733
1.The Company commenced revenue recognition in connection with the delivery of cleared 900 MHz Broadband Spectrum and the associated broadband licenses to Evergy, Inc. (“Evergy”) during the three months ended September 2022.
2.The Company commenced revenue recognition in connection with the delivery of cleared 900 MHz Broadband Spectrum and the associated broadband licenses to Xcel Energy during the three months ended September 2023.
3.Revenue recognized during the three and six months ended September 30, 2023 and 2022 was included in deferred revenue at the beginning of the respective periods.
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
The Company’s contract assets consisted of the following activity during the six months ended September 30, 2023 and 2022 (in thousands):

	2023	2022
Balance at the beginning of the period	$870	$638
Additions	33	62
Amortization	(19)	(7)
Balance at the end of the period	884	693
Less amount classified as current assets (1)	(423)	(300)
Noncurrent assets (1)	$461	$393
1.Current assets are recorded as prepaid expenses and other current assets and noncurrent assets are recorded as other assets on the Company’s Consolidated Balance Sheets.

The Company’s contract liabilities consisted of the following activity during the six months ended September 30, 2023 and 2022 (in thousands):

	2023	2022
Balance at the beginning of the period	$60,759	$54,678
Additions (1)	21,166	—
Revenue recognized	(1,660)	(733)
Balance at the end of the period	80,265	53,945
Less amount classified as current liabilities (2)	(5,281)	(2,514)
Noncurrent liabilities (2)	$74,984	$51,431
1.The Company delivered the cleared 3 x 3 900 MHz Broadband Spectrum and the associated broadband licenses for 14 counties in Xcel Energy’s service territory and received the full milestone payment of $21.2 million.
2.Current liabilities and noncurrent liabilities are recorded as deferred revenue on the Company’s Consolidated Balance Sheets.
3.    Intangible Assets
Wireless licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but instead are tested for impairment annually, or more frequently if an event indicates that the asset might be impaired. There were no impairment charges related to the Company’s indefinite-lived intangible assets during the six months ended September 30, 2023.
Intangible assets consist of the following activity for the six months ended September 30, 2023 (in thousands):

Wireless Licenses
Balance at March 31, 2023	$202,044
Acquisitions	8,022
Sale of intangible assets	(31,798)
Exchanges – licenses received	24,146
Exchanges – licenses surrendered	(4,848)
Balance at September 30, 2023	$197,566
Purchases of intangible assets, including refundable deposits
During the six months ended September 30, 2023 and 2022, the Company entered into agreements with several third parties in multiple U.S. markets to acquire, retune or swap wireless licenses for cash consideration (“deals”) and made Anti-Windfall Payments to the U.S. Treasury Department. The initial deposits to incumbents are recorded as prepaid expenses and other current assets on the Company’s Consolidated Balance Sheets and are refundable if the FCC does not approve the sale, retuning or swap of the spectrum. The initial deposits are transferred to other assets or intangible assets in the Company’s Consolidated Balance Sheets, as applicable, upon meeting the relevant deal milestones. The final payments related to closed retuning or swap deals are recorded as other assets on the Company’s Consolidated Balance Sheets. The final payments for license purchases or Anti-Windfall Payments are recorded as intangible assets on the Company’s Consolidated Balance Sheets.

The purchases of intangible assets, including refundable deposits, consisted of the following activity during the six months ended September 30, 2023 and 2022 (in thousands):

	2023	2022
Refundable deposits	$1,613	$2,665
Retuning cost and Swaps	442	3,815
Purchases and Anti-Windfall Payments	8,022	4,748
Total	$10,077	$11,228
Broadband License Exchanges
During the six months ended September 30, 2023, the Company was granted by the FCC, broadband licenses for 14 counties. The Company recorded the new broadband licenses at their estimated accounting cost basis of approximately $24.1 million. In connection with receiving the broadband licenses, the Company disposed of $4.8 million, related to the value ascribed to the narrowband licenses it relinquished to the FCC for the same 14 counties. The total carrying value of narrowband licenses included the cost to acquire the original narrowband licenses, Anti-Windfall Payments paid to cover the shortfall in each county and the clearing costs. As a result of the exchange of narrowband licenses for broadband licenses, the Company recorded a gain on disposal of intangible assets of $8.5 million and $19.3 million, for the three and six months ended September 30, 2023, respectively.
During the six months ended September 30, 2022, the Company was granted by the FCC, broadband licenses for 45 counties. The Company recorded the new broadband licenses at their estimated accounting cost basis of approximately $4.9 million. In connection with receiving the broadband licenses, the Company disposed of $1.3 million, related to the value ascribed to the narrowband licenses it relinquished to the FCC for the same 45 counties. The total carrying value of narrowband licenses included the cost to acquire the original narrowband licenses, Anti-Windfall Payments paid to cover the shortfall in each county and the clearing costs. As a result of the exchange of narrowband licenses for broadband licenses, the Company recorded a gain on disposal of intangible assets of $2.9 million and $3.6 million, for the three and six months ended September 30, 2022, respectively.
Broadband License Sale
During the six months ended September 30, 2023, the Company transferred to SDG&E the San Diego County broadband license for total cumulative payments of $44.0 million net of delivery delay adjustments of $1.1 million. As a result, the Company recognized a reduction in intangible assets of $31.8 million and recorded a $7.3 million gain on sale of intangible assets on the Company’s Consolidated Statements of Operations for the three and six months ended September 30, 2023.
As part of the SDG&E Agreement, SDG&E has an option to pursue additional spectrum with the Company. In accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, the Company recorded a $4.9 million deferred gain on sale of intangible assets on the Company’s Consolidated Balance Sheets as of September 30, 2023, related to this option, which expires in September 2028.
4.    Related Party Transactions
Refer to the Company’s 2023 Annual Report for a more complete description of the nature of its related party transactions prior to March 31, 2023. The following reflects the related party activity during the three and six months ended September 30, 2023 and 2022.
In connection with the transfer of its TeamConnect business and support for its pdvConnect business, the Company entered into a memorandum of understanding (“MOU”) with the principals of Goosetown on December 31, 2018. Under the MOU, the Company agreed to assign the intellectual property rights to its pdvConnect application to TeamConnect LLC (“LLC”), a new entity formed by the principals of Goosetown, in exchange for a 19.5% ownership interest in the LLC, effective April 30, 2019. The Company was obligated to pay the LLC a monthly service fee for a 24-month period ending on January 7, 2021 for its assumption of the Company’s support obligations under the A BEEP and Goosetown Agreements. The Company was also obligated to pay the LLC a certain portion of the billed revenue received by the Company from pdvConnect customers for a 48-month period. On February 22, 2023, the Company amended the LLC agreement to withdraw as a member of the LLC for no consideration and did not incur payments during the three and six months ended September 30, 2023. For the three and six months ended September 30, 2022, the Company incurred payments of $15,000 and $30,000 to the parties associated with the transferred business. As of September 30, 2023 and March 31, 2023, the Company did not have outstanding liabilities to the related parties associated with the transferred business.

5.    Leases

Substantially all the leases in which the Company is the lessee are comprised of corporate office space and tower space. The Company is obligated under certain lease agreements for office space with lease terms expiring on various dates from October 31, 2023 through June 30, 2027, which includes lease extensions for its corporate headquarters ranging from three to ten years. The Company entered into multiple lease agreements for tower space. The lease expiration dates range from October 31, 2023 to July 31, 2030.

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
Weighted-average remaining lease term and incremental borrowing rate for the Company’s operating leases are as follows:

	Six months ended September 30,
	2023	2022
Weighted average term - operating lease liabilities	2.65 years	3.17 years
Weighted average incremental borrowing rate - operating lease liabilities	12%	13%
Rent expense amounted to approximately $0.5 million and $1.0 million, respectively, for the three and six months ended September 30, 2023 and approximately $0.4 million and $0.9 million, respectively, for the three and six months ended September 30, 2022. Rent expense is included in general and administrative expenses on the Company’s Consolidated Statements of Operations.
The following table presents net lease cost for the three and six months ended September 30, 2023 and 2022 (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2023	2022	2023	2022
Lease cost
Operating lease cost (cost resulting from lease payments)	$471	$445	$978	$894
Short term lease cost	—	3	—	7
Net lease cost	$471	$448	$978	$901
The following table presents supplemental cash flow and non-cash activity information for the six months ended September 30, 2023 and 2022 (in thousands):

	Six months ended September 30,
	2023	2022
Cash paid activity:
Operating lease - operating cash flows (fixed payments)	$1,152	$1,080
Operating lease - operating cash flows (liability reduction)	$759	$699
Non-cash activity:
Right of use assets obtained in exchange for new operating lease liabilities	$106	$50

The following table presents supplemental balance sheet information as of September 30, 2023 and March 31, 2023 (in thousands):

	September 30, 2023	March 31, 2023
Non-current assets - right of use assets, net	$2,826	$3,371
Current liabilities - operating lease liabilities	$1,610	$1,725
Non-current liabilities - operating lease liabilities	$2,278	$2,922
Future minimum payments under existing non-cancelable leases for office and tower spaces (exclusive of real estate tax, utilities, maintenance and other costs borne by the Company) for the remaining terms of the leases following the six months ended September 30, 2023, are as follows (in thousands):

Fiscal Year	Operating Leases
2024 (excluding the six months ended September 30, 2023)	$1,053
2025	1,733
2026	972
2027	543
2028	179
After 2028	53
Total future minimum lease payments	4,533
Amount representing interest	(645)
Present value of net future minimum lease payments	$3,888
6.    Income Taxes
The Company used a discrete effective tax rate method to calculate taxes for the three and six months ended September 30, 2023 and 2022, which were a result of its inability to use some portion of its federal and state net operating losses (“NOLs”) carryforwards against the deferred tax liability created by the amortization of indefinite-lived intangible assets and the change in the state effective tax rate. The Company determined that applying an estimate of the annual effective tax rate would not provide a reasonable estimate as small changes in estimated “ordinary” loss could result in significant changes in the estimated annual effective tax rate. Accordingly, for the three and six months ended September 30, 2023, the Company recorded a total deferred tax expense of $0.6 million and $0.4 million, respectively. For the three and six months ended September 30, 2022, the Company recorded a total deferred tax expense of $0.2 million and $0.4 million, respectively.
The Company’s NOL generated after March 31, 2018 may be used as an indefinite-lived asset to offset its deferred tax liability but are limited to 80% of future taxable income. The deferred tax liabilities as of September 30, 2023 are approximately $2.9 million for federal and $2.9 million for state. The deferred tax liabilities as of March 31, 2023 are approximately $2.7 million for federal and $2.7 million for state.
7.    Stockholders’ Equity
On August 8, 2023 (the “Effective Date”), the Company adopted a new equity-based compensation plan known as the 2023 Stock Plan. The 2023 Stock Plan permits the Company to grant equity compensation awards to employees, consultants and non-employee directors of the Company. As of the Effective Date, no additional awards may be granted under the Anterix Inc. 2014 Stock Plan (the “2014 Stock Plan”). The 2023 Stock Plan authorizes 250,000 shares of common stock of the Company (“Shares”) for grant. Additionally, Shares remaining for grant under the 2014 Stock Plan immediately prior to the Effective Date, Shares subject to outstanding stock awards granted under the 2014 Stock Plan that, following the Effective Date, expire or are terminated or cancelled without having been exercised or settled in full, and Shares acquired pursuant to an award subject to forfeiture or repurchase that are forfeited or repurchased by the Company for an amount not greater than the recipient’s purchase price, are issuable under the 2023 Stock Plan. As of September 30, 2023, 603,542 shares are available for future issuance, including

388,151 shares that were remaining under the 2014 Stock Plan and up to 181,887 shares which may be granted upon meeting certain performance levels above 100% for performance stock unit awards.
During the six months ended September 30, 2023 and the year ended March 31, 2023, a total of 179,071 and 260,370 shares, respectively, were issued in connection with the vesting, conversion and or exercise of grants under the Company’s 2014 and 2023 Stock Plan.
Share Repurchase Program
In September 2021, the Board authorized a share repurchase program (the “2021 Share Repurchase Program”) pursuant to which the Company may repurchase up to $50.0 million of the Company’s common stock on or before September 29, 2023. The Company repurchased a total of $33.9 million of the Company’s common stock under the 2021 Share Repurchase Program, including $10.7 million during fiscal year 2024. On September 21, 2023, the Board authorized a new share repurchase program the 2023 Share Repurchase Program pursuant to which the Company may repurchase up to $250.0 million of the Company’s common stock on or before September 21, 2026. The Company may repurchase shares of its common stock via the open market and/or privately negotiated transactions. Repurchases will be made in accordance with applicable securities laws and may be effected pursuant to Rule 10b5-1 trading plans. The manner, timing and amount of any share repurchases will be determined by the Company based on a variety of factors, including proceeds from customer contracts, the timing of which is unpredictable, as well as general business and market conditions, the Company’s capital position, and other strategic considerations. The 2023 Share Repurchase Program does not obligate the Company to repurchase any particular amount of its common stock.
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. Excise tax accrued for the three and six months ended September 30, 2023 was approximately $45 thousand.
The following table presents the share repurchase activity for the three and six months ended September 30, 2023 and 2022 (in thousands, except per share data):

	Three months ended September 30,		Six months ended September 30,
	2023	2022	2023	2022
Number of shares repurchased and retired	333	54	333	110
Average price paid per share*	$32.69	$36.73	$32.69	$48.42
Total cost to repurchase	$10,735	$2,000	$10,735	$4,725
*Average price paid per share includes costs associated with the repurchases.
As of September 30, 2023, $250.0 million is remaining under the share repurchase program.
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
8.    Net Income (Loss) Per Share of Common Stock
Basic net income (loss) per common share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. For purposes of the diluted net income (loss) per share calculation, preferred stock, stock options, restricted stock and warrants are considered to be potentially dilutive securities.

The following table reconciles net income (loss) and weighted-average common shares used to compute basic and diluted net income (loss) per share:

	Three months ended September 30,		Six months ended September 30,
	2023	2022	2023	2022
Net income (loss):	$2,073	$(10,643)	$(45)	$(23,839)
Weighted-average common shares:
Basic weighted-average shares	18,921,126	18,953,044	18,935,929	18,786,928
Add: dilutive effect of stock options and restricted stock units	188,268	—	—	—
Diluted weighted-average common shares	19,109,394	18,953,044	18,935,929	18,786,928
For the three months ended September 30, 2023, there were 1,176,107 stock options and restricted stock units outstanding, excluded from the calculation of diluted weighted-average shares because the effect was anti-dilutive. For the six months ended September 30, 2023, there were 193,437 potentially dilutive stock options and restricted stock units outstanding, excluded from the calculation of diluted weighted-average shares as their effects are anti-dilutive because the Company reported a net loss for the six months ended September 30, 2023. For the three and six months ended September 30, 2022, there were 318,866 and 438,907 potentially dilutive stock options and restricted stock units outstanding, respectively, excluded from the calculation of diluted weighted-average shares as their effects are anti-dilutive because the Company reported a net loss for the three and six months ended September 30, 2022, respectively.
9.    Contingencies and Guaranty
Contingent Liabilities
SDG&E Refund Obligations
In February 2021, the Company entered into an agreement with SDG&E, a subsidiary of Sempra Energy to sell 900 MHz Broadband Spectrum throughout SDG&E’s California service territory, the SDG&E Agreement, for a total payment of $50.0 million. The total payment of $50.0 million is comprised of an initial payment of $20.0 million received in February 2021 and the remaining payments which are due as the Company delivers the relevant cleared 900 MHz Broadband Spectrum and the associated broadband licenses to SDG&E. As the Company is required to refund payments it has received from SDG&E in the event of termination or non-delivery of the specific county’s full 900 MHz Broadband Spectrum, it recorded the payments as contingent liability on the Company’s Consolidated Balance Sheets. A reduction in the contingent liability and a gain or loss on the sale of spectrum will be recognized for each county once the Company delivers the full cleared 900 MHz Broadband Spectrum and the associated broadband license(s) to SDG&E.
In September 2022, the Company transferred to SDG&E 1.4 x 1.4 cleared 900 MHz Broadband Spectrum and the associated broadband license related to Imperial County and received a milestone payment of $0.2 million. In September 2023, the Company transferred to SDG&E the San Diego County broadband license and received a milestone payment of $25.2 million net of delivery delay adjustments of $1.1 million. This resulted in the recognition of a gain on the sale of spectrum and derecognition of the contingent liability associated with San Diego County. See Note 3 Intangible Assets for further discussion on the sale of intangible assets.
Subsequent to the derecognition of the contingent liability related to the delivery of San Diego County license, the remaining contingent liability balance of $1.4 million was classified as a short-term liability due to the expected timing of delivery.
Xcel Energy Guaranty
In October 2022, the Company entered into an agreement with Xcel Energy providing Xcel Energy dedicated long-term usage of the Company’s 900 MHz Broadband Spectrum for a term of 20 years throughout Xcel Energy’s service territory in eight states the Xcel Energy Agreement. In connection with Xcel Energy Agreement, the Company entered into a guaranty agreement, under which the Company guaranteed the delivery of the relevant 900 MHz Broadband Spectrum and the associated broadband licenses in Xcel Energy’s service territory in eight states along with other commercial obligations. In the event of default or non-delivery of the specific territory’s 900 MHz Broadband Spectrum, the Company is required to refund payments it has received. In addition, to the extent Anterix has performed any obligations, the Company’s liability and remaining obligations under the Xcel Energy Agreement will extend only to the remaining unperformed obligations. The Company recorded $29.2 million in deferred revenue in connection with the prepayments received as of September 30, 2023. The Company commenced delivery of the relevant cleared 900 MHz Broadband Spectrum and the associated broadband licenses in the first quarter of fiscal year 2024 and will continue through 2029. The revenue recognized for the three and six months ended September 30, 2023, was approximately $0.4 million. As of September 30, 2023, the maximum potential liability of future undiscounted payments under this agreement is approximately $28.8 million.
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
For the three and six months ended September 30, 2023 and 2022, the Company’s operating revenue was entirely from upfront, fully paid fees received from the Company’s spectrum customers as discussed in Note 2 Revenue.
As of September 30, 2023 and March 31, 2023, the Company does not have an outstanding accounts receivable balance.

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
Overview
We are a wireless communications company focused on commercializing our spectrum assets to enable our targeted utility and critical infrastructure customers to deploy private broadband networks and on offering innovative broadband solutions to the same target customers. We are the largest holder of licensed spectrum in the 900 MHz band (896 - 901 / 935 - 940 MHz) with nationwide coverage throughout the contiguous United States, Hawaii, Alaska and Puerto Rico. On May 13, 2020, the FCC approved the Report and Order to modernize and realign the 900 MHz band to increase its usability and capacity by allowing it to be utilized for the deployment of broadband networks, technologies and solutions. The Report and Order was published in the Federal Register on July 16, 2020 and became effective on August 17, 2020. We are now engaged in qualifying for and securing broadband licenses from the FCC. At the same time, we are pursuing opportunities to monetize the broadband spectrum we secure to our targeted utility and critical infrastructure customers. We are also expanding the benefits and solutions we offer to the same targeted customers. As part of our solution expansion, we launched an integrated platform to accelerate the scale benefits of combining, or networking together, individual private broadband networks to enhance utilities’ resiliency, reach and collaboration. The first commercial service on the platform, CatalyX, includes public network roaming management solution along with secure, remote SIM provisioning. CatalyX is a turnkey connectivity management solution that helps utilities gain economic and operational benefits leveraging commercial broadband during their transition to private LTE (“PLTE”) networks, extending coverage into gap areas or providing back-up connectivity for private networks.
Refer to our 2023 Annual Report for a more complete description of the nature of our business, including details regarding the process and costs to secure our broadband licenses.
Business Developments
LCRA Agreement
In April 2023, we entered into an agreement with Lower Colorado River Authority (“LCRA”) to sell 900 MHz Broadband Spectrum covering 68 counties and more than 30 cities in LCRA’s wholesale electric, transmission, and water service area (the “LCRA Agreement”) for total payments of $30.0 million plus the contribution of select LCRA 900 MHz narrowband spectrum. The LCRA Agreement will support LCRA’s deployment of a PLTE network which will provide a host of capabilities including grid awareness, communications and operational intelligence that will enhance resilience and spur innovation at LCRA. The new licenses will enable LCRA to move from narrowband to next generation broadband and provide mission-critical data and voice services within LCRA and to more than 100 external customers such as electric cooperatives, schools and transit authorities across more than 73,000 square miles. Total consideration of $30.0 million to be paid through fiscal year 2026 pursuant to the terms of the LCRA Agreement. The LCRA Agreement is subject to customary provisions regarding remedies for non-delivery, including refund of amounts paid and termination rights if we fail to perform our contractual obligations, including failure to deliver the relevant cleared 900 MHz Broadband Spectrum in accordance with the terms of the LCRA Agreement. A gain or loss on the sale of spectrum will be recognized for each county once we deliver the cleared 900 MHz Broadband Spectrum and the associated broadband licenses to LCRA in full.
Xcel Energy Agreement
In October 2022, we entered into an agreement with Xcel Energy Services Inc. (“Xcel Energy”) providing Xcel Energy dedicated long-term usage of our 900 MHz Broadband Spectrum for a term of 20 years throughout Xcel Energy’s service territory in eight states (the “Xcel Energy Agreement”) for a total of $80.0 million, of which $8.0 million was received in December 2022. In July 2023, we delivered the cleared 3 x 3 900 MHz Broadband Spectrum and the associated broadband licenses for 14 counties in Xcel Energy’s service territory and received the full milestone payment of $21.2 million. The revenue recognized for the three and six months ended September 30, 2023, was approximately $0.4 million.
SDG&E Agreement
In February 2021, we entered into an agreement with San Diego Gas & Electric Company, a subsidiary of Sempra Energy (“SDG&E”), to sell 900 MHz Broadband Spectrum throughout SDG&E’s California service territory, including San Diego and Imperial Counties and portions of Orange County (the “SDG&E Agreement”) for a total payment of $50.0 million. The total payment of $50.0 million is comprised of an initial payment of $20.0 million received in February 2021 and the remaining payments which are due as we deliver the relevant cleared 900 MHz Broadband Spectrum and the associated broadband licenses to SDG&E. During the quarter ended September 30, 2023, we transferred to SDG&E the San Diego County broadband license and received a milestone payment net of delivery delay adjustments of $25.2 million. Refer to Note 3 Intangible Assets in the Notes to the Unaudited Consolidated Financial Statements contained within this Quarterly Report for further discussion on the sale of intangible assets.

2023 Stock Plan
On August 8, 2023, we adopted a new equity-based compensation plan known as the Anterix Inc. 2023 Stock Plan (the “2023 Stock Plan”). The 2023 Stock Plan permits us to grant equity compensation awards to employees, consultants and non-employee directors of the Company. Refer to Note 7 Stockholders’ Equity in the Notes to the Unaudited Consolidated Financial Statements contained within this Quarterly Report for further discussion.
2023 Share Repurchase Program
On September 21, 2023, our Board of Directors (“Board”) authorized a new share repurchase program (the “2023 Share Repurchase Program”) pursuant to which we may repurchase up to $250.0 million of our common stock on or before September 21, 2026. Refer to Note 7 Stockholders’ Equity in the Notes to the Unaudited Consolidated Financial Statements contained within this Quarterly Report for further discussion.
Results of Operations
Comparison of the three and six months ended September 30, 2023 and 2022
The following tables set forth our results of operations for the three and six months ended September 30, 2023 and 2022. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.
Spectrum revenues

	Three months ended September 30,		Aggregate Change		Six months ended September 30,		Aggregate Change
(in thousands)	2023	2022	2023 from 2022		2023	2022	2023 from 2022
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
Spectrum revenues	$1,052	$398	$654	164%	$1,660	$733	$927	126%
Spectrum revenues increased by $0.7 million, or 164%, to $1.1 million for the three months ended September 30, 2023 from $0.4 million for the three months ended September 30, 2022. The increase for the three months ended September 30, 2023 of $0.7 million, was attributable to revenue recognized in connection with our agreements with Evergy, Inc. (“Evergy”) and Xcel Energy of approximately $0.3 million and $0.4 million, respectively. Spectrum revenues increased by $0.9 million, or 126%, to $1.7 million for the six months ended September 30, 2023 from $0.7 million for the six months ended September 30, 2022. The increase for the six months ended September 30, 2023 of $0.9 million, was attributable to revenue recognized in connection with our agreements with Evergy and Xcel Energy of approximately $0.5 million and $0.4 million, respectively.

Operating expenses

	Three months ended September 30,		Aggregate Change		Six months ended September 30,		Aggregate Change
(in thousands)	2023	2022	2023 from 2022		2023	2022	2023 from 2022
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
General and administrative	$11,905	$11,427	$478	4%	$23,578	$22,786	$792	3%
Sales and support	1,310	1,164	146	13%	2,585	2,400	185	8%
Product development	1,147	980	167	17%	2,216	2,076	140	7%
Depreciation and amortization	209	372	(163)	-44%	455	734	(279)	-38%
Operating expenses	$14,571	$13,943	$628	5%	$28,834	$27,996	$838	3%
General and administrative expenses
General and administrative expenses increased by $0.5 million, or 4%, to $11.9 million for the three months ended September 30, 2023 from $11.4 million for three months ended September 30, 2022. The increase for the three months ended September 30, 2023 of $0.5 million primarily resulted from $0.5 million higher contract consulting costs, $0.5 million higher professional service expense, $0.3 million higher headcount and related costs, offset by a $0.8 million lower stock compensation expense due to fewer grants awarded. General and administrative expenses increased by $0.8 million, or 3%, to $23.6 million for the six months ended September 30, 2023 from $22.8 million for six months ended September 30, 2022. The increase for the six months ended September 30, 2023 of $0.8 million primarily resulted from $0.8 million higher headcount and related costs, $0.5 million higher contract consulting costs, $0.4 million higher professional service expense, offset by a $0.6 million lower stock compensation expense due to fewer grants awarded, $0.1 million lower recruiting costs, $0.1 million lower insurance expenses and $0.1 million lower public company expenses.
Sales and support expenses
Sales and support expenses increased by $0.1 million, or 13%, to $1.3 million for the three months ended September 30, 2023 from $1.2 million for three months ended September 30, 2022. The increase for the three months ended September 30, 2023 of $0.1 million primarily resulted from $0.2 million higher headcount and related costs, partially offset by $0.1 million lower marketing expenses. Sales and support expenses increased by $0.2 million, or 8%, to $2.6 million for the six months ended September 30, 2023 from $2.4 million for six months ended September 30, 2022. The increase for the six months ended September 30, 2023 of $0.2 million primarily resulted from $0.3 million higher headcount and related costs, partially offset by $0.1 million lower marketing expenses.
Product development expenses
Product development expenses increased by $0.2 million, or 17%, to $1.1 million for the three months ended September 30, 2023 from $1.0 million for three months ended September 30, 2022. The increase for the three months ended September 30, 2023 of $0.2 million primarily resulted from $0.2 million higher IT related expenses, $0.1 million higher headcount and related costs, partially offset by $0.1 million lower contract consulting costs. Product development expenses increased by $0.1 million, or 7%, to $2.2 million for the six months ended September 30, 2023 from $2.1 million for six months ended September 30, 2022. The increase for the six months ended September 30, 2023 of $0.1 million primarily resulted from $0.3 million higher IT related expenses, $0.2 million higher headcount and related costs, $0.1 million higher professional services, partially offset by $0.4 million lower contract consulting costs and $0.1 million lower stock compensation expense due to fewer grants.
Depreciation and amortization
Depreciation and amortization decreased by $0.2 million, or -44%, to $0.2 million for the three months ended September 30, 2023 from $0.4 million for three months ended September 30, 2022. The decrease was as a result of certain assets becoming fully depreciated during the current period compared to the prior period. Depreciation and amortization decreased by $0.3 million, or -38%, to $0.5 million for the six months ended September 30, 2023 from $0.7 million for six months ended September 30, 2022. The decrease was as a result of certain assets becoming fully depreciated during the current period compared to the prior period.

Gain on disposal of intangible assets, net

	Three months ended September 30,		Aggregate Change		Six months ended September 30,		Aggregate Change
(in thousands)	2023	2022	2023 from 2022		2023	2022	2023 from 2022
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
Gain on disposal of intangible assets, net	$(8,513)	$(2,905)	$(5,608)	193%	$(19,298)	$(3,553)	$(15,745)	443%
During the three months ended September 30, 2023, we exchanged our narrowband licenses for broadband licenses in 5 counties. In connection with the exchange, we recorded an estimated accounting cost basis of $10.8 million for the new broadband licenses and relinquished to the FCC narrowband licenses for those same 5 counties valued at $2.3 million. As a result, we recorded a $8.5 million non-monetary gain on disposal of the intangible assets on our Consolidated Statements of Operations for the three months ended September 30, 2023. During the six months ended September 30, 2023, we exchanged our narrowband licenses for broadband licenses in 14 counties. In connection with the exchange, we recorded an estimated accounting cost basis of $24.1 million for the new broadband licenses and relinquished to the FCC narrowband licenses for those same 14 counties valued at $4.8 million. As a result, we recorded a $19.3 million non-monetary gain on disposal of the intangible assets on our Consolidated Statements of Operations for the six months ended September 30, 2023.
During the three months ended September 30, 2022, we exchanged our narrowband licenses for broadband licenses in 33 counties. In connection with the exchange, we recorded an estimated accounting cost basis of $4.0 million for the new broadband licenses and relinquished to the FCC narrowband licenses for those same 33 counties valued at $1.1 million. As a result, we recorded a $2.9 million non-monetary gain on disposal of the intangible assets on our Consolidated Statements of Operations for the three ended September 30, 2022. During the six months ended September 30, 2022, we exchanged our narrowband licenses for broadband licenses in 45 counties. In connection with the exchange, we recorded an estimated accounting cost basis of $4.9 million for the new broadband licenses and relinquished to the FCC narrowband licenses for those same 45 counties valued at $1.3 million. As a result, we recorded a $3.6 million non-monetary gain on disposal of the intangible assets on our Consolidated Statements of Operations for the six months ended September 30, 2022. Refer to Note 3 Intangibles in the Notes to the Unaudited Consolidated Financial Statements contained within this Quarterly Report for further discussion on the exchanges.
Gain on sale of intangible assets, net

	Three months ended September 30,		Aggregate Change		Six months ended September 30,		Aggregate Change
(in thousands)	2023	2022	2023 from 2022		2023	2022	2023 from 2022
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
Gain on sale of intangible assets, net	$(7,332)	$—	$(7,332)	100%	$(7,332)	$—	$(7,332)	100%
During the three months ended September 30, 2023, we transferred to SDG&E the San Diego County broadband license. As a result, we recorded a $7.3 million gain on sale of intangible assets on our Consolidated Statements of Operations for the three and six months ended September 30, 2023. As part of the SDG&E Agreement, SDG&E has an option to pursue additional spectrum with us. In accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, we recorded a $4.9 million deferred gain on sale of intangible assets on our Consolidated Balance Sheets as of September 30, 2023, related to this option, which expires in September 2028. Refer to Note 3 Intangible Assets in the Notes to the Unaudited Consolidated Financial Statements contained within this Quarterly Report for further discussion on the sale of intangible assets.

Loss on disposal of long-lived assets, net

	Three months ended September 30,		Aggregate Change		Six months ended September 30,		Aggregate Change
(in thousands)	2023	2022	2023 from 2022		2023	2022	2023 from 2022
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
Loss on disposal of long-lived assets, net	$67	$20	$47	236%	$36	$22	$14	63%
Loss on disposal of long-lived assets, net increased by $47 thousand, or 236%, to $67 thousand for the three months ended September 30, 2023 from $20 thousand for three months ended September 30, 2022. Loss on disposal of long-lived assets, net increased by $14 thousand, or 63%, to $36 thousand for the six months ended September 30, 2023 from $22 thousand for six months ended September 30, 2022.
Interest income

	Three months ended September 30,		Aggregate Change		Six months ended September 30,		Aggregate Change
(in thousands)	2023	2022	2023 from 2022		2023	2022	2023 from 2022
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
Interest income	$396	$244	$152	62%	$782	$261	$521	200%
Interest income increased by $0.2 million, or 62%, to $0.4 million for the three months ended September 30, 2023 from $0.2 million for three months ended September 30, 2022. Interest income increased by $0.5 million, or 200%, to $0.8 million for the six months ended September 30, 2023 from $0.3 million for six months ended September 30, 2022. The increase for both the three and six months ended September 30, 2023 and 2022 was attributable to higher interest rates.
Other income (expense)

	Three months ended September 30,		Aggregate Change		Six months ended September 30,		Aggregate Change
(in thousands)	2023	2022	2023 from 2022		2023	2022	2023 from 2022
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
Other income (expense)	$63	$(12)	$75	-623%	$158	$47	$111	236%
Other income (expense) increased by $0.1 million, or -623%, to $0.1 million for the three months ended September 30, 2023 from $12 thousand for three months ended September 30, 2022. Other income (expense) increased by $0.1 million, or 236%, to $0.2 million for the six months ended September 30, 2023 from $47 thousand for six months ended September 30, 2022.
Income tax expense

	Three months ended September 30,		Aggregate Change		Six months ended September 30,		Aggregate Change
(in thousands)	2023	2022	2023 from 2022		2023	2022	2023 from 2022
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
Income tax expense	$645	$215	$430	200%	$405	$415	$(10)	-2%
Income tax expense increased by $0.4 million, or 200%, to $0.6 million for the three months ended September 30, 2023 from $0.2 million for three months ended September 30, 2022. Income tax expense decreased by $10 thousand, or -2%, to $0.4 million for the six months ended September 30, 2023 from $0.4 million for six months ended September 30, 2022. The change in income tax expense is a result of our inability to use some portion of federal and state NOL carryforwards against the deferred tax liability created by amortization of indefinite-lived intangible assets and the change in the state effective tax rate.

Liquidity and Capital Resources
Our principal source of liquidity is our cash and cash equivalents generated from customer contract proceeds. At September 30, 2023, we had cash and cash equivalents of $48.5 million.

We believe our cash and cash equivalents on hand, along with contracted proceeds from customers, will be sufficient to meet our financial obligations through at least 12 months from the date of this Quarterly Report. As noted above, our future capital requirements will depend on a number of factors, including among others, future customer contracts, the costs and timing of our spectrum retuning activities, spectrum acquisitions and the Anti-Windfall Payments to the U.S. Treasury, our operating activities, any cash proceeds we generate through our commercialization activities, our ability to timely deliver broadband licenses to our customers in accordance with our contractual obligations and our obligation to refund payments or pay penalties if we do not meet our commercial obligations. We deploy this capital at our determined pace based on several key ongoing factors, including customer demand, market opportunity, and offsetting income from spectrum leases. We cannot reasonably estimate any potential financial impact to our results of operations, commercialization efforts and financial condition of any potential future changes to our macroeconomic, legal or regulatory environment, including potential legislation affecting the energy or utility industry, the telecommunications environment, or supply chains. We are actively managing our business to maintain our cash flow and believe that we currently have adequate liquidity. To implement our business plans and initiatives, however, we may need to raise additional capital. We cannot predict with certainty the exact amount or timing for any future capital raises. See “Risk Factors” in Item 1A of Part II of this Quarterly Report for a reference to the risks and uncertainties that could cause our costs to be more than we currently anticipate and/or our revenue and operating results to be lower than we currently anticipate. If required, we intend to raise additional capital through debt or equity financing or through some other financing arrangement. However, we cannot be sure that additional financing will be available if and when needed, or that, if available, we can obtain financing on terms favorable to our stockholders and to us. Any failure to obtain financing when required will have a material adverse effect on our business, operating results, financial condition and liquidity.
Cash Flows from Operating, Investing and Financing Activities

	Six months ended September 30,
(in thousands)	2023	2022
	(Unaudited)	(Unaudited)
Net cash provided by (used in) operating activities	$2,213	$(17,948)
Net cash provided by (used in) investing activities	$14,889	$(12,373)
Net cash used in financing activities	$(11,750)	$(5,189)
Net cash provided by (used in) operating activities.
Our principal source of cash provided by operating activities is our customer contract proceeds in the form of advanced payments. For spectrum lease agreements, we record these advanced payments as deferred revenue on our Consolidated Balance Sheets and recognize revenue over the term of the lease, which is typically 20 to 30 years. For spectrum sale agreements, we record advanced payments as a contingent liability on our Consolidated Balance Sheets and derecognize this liability upon closing of the sale along with recording a gain or loss on sale. In addition, our cash flows will reflect a non-cash gain or loss on disposal of intangible assets for the difference in cost basis as we exchange narrowband licenses for broadband licenses. We expect net cash provided by (used in) operating activities to be affected by the progress on our customer agreements as well as changes in other operating assets and liabilities. The following represents our changes in net cash provided by (used in) operating activities for the six months ended September 30, 2023 and 2022.
Net cash provided by operating activities was approximately $2.2 million in the six months ended September 30, 2023. The net cash provided by operating activities in the six months ended September 30, 2023 was primarily due to the following:
•$45 thousand net loss, offset by the following non-cash activity:
◦increase of $0.5 million for depreciation and amortization as a result of assets placed in service during the year;
◦increase of $8.1 million in stock-based compensation expense due to additional grants awarded; and
◦decrease of $19.3 million related to the non-monetary gain on disposal of intangible assets in connection with our exchange of narrowband licenses for broadband licenses;
◦decrease of $7.3 million related to the gain on sale of intangible assets in connection with our delivery of the agreed upon 900 MHz Broadband Spectrum;
•$19.5 million increase in deferred revenue due to $21.2 million cash proceeds from our 900 MHz Broadband Spectrum customer prepayments offset by $1.7 million in revenue recognition in connection with the delivery of cleared 900 MHz Broadband Spectrum.

Net cash used in operating activities was approximately $17.9 million in the six months ended September 30, 2022. The net cash used in operating activities in the six months ended September 30, 2022 was primarily due to the following:
•$23.8 million net loss, offset by the following non-cash activity:
◦increase of $0.7 million for depreciation and amortization as a result of assets placed in service during the year;
◦increase of $8.8 million in stock-based compensation expense due to additional grants awarded;
◦decrease of $3.6 million related to the non-monetary gain on disposal of intangible assets in connection with our exchange of narrowband licenses for broadband licenses;
•decrease of $0.7 million in deferred revenue in connection with revenue recognized for the delivery of cleared 900 MHz Broadband Spectrum.
Net cash provided by (used in) investing activities.
Our principal outflow of cash used in investing activities is our purchases of intangible assets, including refundable deposits, which represent our spectrum clearing efforts as we work toward the conversion from narrowband to broadband spectrum. The purchases of intangible assets may be offset by current period cash proceeds from the sale of intangible assets, with a potential non-cash derecognition of the contingent liability for any proceeds received and recognized in operating activities in a prior period. We expect net cash provided by (used in) investing activities to be affected by the timing of our spectrum clearing efforts and the closing of our sale transactions and the related transfer of broadband licenses. The following represents our changes in net cash provided by (used in) investing activities for the six months ended September 30, 2023 and 2022.
Net cash provided by investing activities was $14.9 million for the six months ended September 30, 2023, as compared to net cash used in investing activities of $12.4 million for the six months ended September 30, 2022. For the six months ended September 30, 2023, net cash provided by investing activities was primarily from the $25.2 million sale of spectrum related to our transfer of the San Diego County broadband license to SDG&E partially offset by payments made to acquire, swap or retune wireless licenses in markets across the United States. For the six months ended September 30, 2022, net cash used in investing activities was primarily from payments made to acquire, swap or retune wireless licenses in markets across the United States.
Net cash used in financing activities.
Our principal outflow of cash used in financing activities is a result of our equity transactions, including repurchases of common stock and taxes and fees associated with the issuance of restricted stock awards, offset by proceeds from stock options exercised in the period. We expect net cash used in financing activities to be affected by the timing of future equity transactions including the timing of our repurchases of common stock. The following represents our changes in net cash used in financing activities for the six months ended September 30, 2023 and 2022.
Net cash used in financing activities was $11.8 million for the six months ended September 30, 2023, as compared to $5.2 million for the six months ended September 30, 2022. For the six months ended September 30, 2023, net cash used in financing activities was primarily from the repurchase of common stock of $10.7 million, payments of withholding tax on net issuance of restricted stock of $1.0 million. For the six months ended September 30, 2022, net cash used in financing activities was primarily from the repurchase of common stock of $4.7 million, payments of withholding tax on net issuance of restricted stock of $1.3 million, partially offset by the proceeds from stock option exercises of $0.9 million.
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
We are obligated under certain lease agreements for office space with lease terms expiring on various dates from October 31, 2023 through June 30, 2027, which includes a three to ten-year lease extension for our corporate headquarters. We have also entered into multiple lease agreements for tower space related to our historical TeamConnect business and in connection with obtaining spectrum licenses. The lease expiration dates range from October 31, 2023 to July 31, 2030. Total estimated payments for these lease agreements are approximately $4.5 million (exclusive of real estate taxes, utilities, maintenance and other costs borne by us). In addition to the lease payments for our tower space, we also have an obligation to clear the tower site locations, for which we recorded an asset retirement obligation (the “ARO”). Total estimated payments as a result of the ARO is approximately $0.6 million.
Xcel Energy Guaranty
In October 2022, we entered into an agreement with Xcel Energy providing Xcel Energy dedicated long-term usage of our 900 MHz Broadband Spectrum for a term of 20 years throughout Xcel Energy’s service territory in eight states the Xcel Energy Agreement. In connection with Xcel Energy Agreement, we entered into a guaranty agreement, under which we guaranteed the delivery of the relevant 900 MHz Broadband Spectrum and the associated broadband licenses in Xcel Energy’s service territory in eight states along with other commercial obligations. In the event of default or non-delivery of the specific territory’s 900 MHz Broadband Spectrum, we are required to refund payments we have received. In addition, to the extent Anterix has performed any obligations, our liability and remaining obligations under the Xcel Energy Agreement will extend only to the remaining unperformed obligations. We recorded $29.2 million in deferred revenue in connection with the prepayments received as of September 30, 2023. We commenced delivery of the relevant cleared 900 MHz Broadband Spectrum and the associated broadband licenses in the first quarter of fiscal year 2024 and will continue through 2029. The revenue recognized for the three and six months ended September 30, 2023, was approximately $0.4 million. As of September 30, 2023, the maximum potential liability of future undiscounted payments under this agreement is approximately $28.8 million.
Share Repurchase Program
In September 2021, our Board authorized a share repurchase program (the “2021 Share Repurchase Program”) pursuant to which we may repurchase up to $50.0 million of our common stock on or before September 29, 2023. We repurchased a total of $33.9 million of our common stock under the 2021 Share Repurchase Program, including $10.7 million during fiscal year 2024. On September 21, 2023, our Board authorized a new share repurchase program the 2023 Share Repurchase Program pursuant to which we may repurchase up to $250.0 million of our common stock on or before September 21, 2026. We may repurchase shares of our common stock via the open market and/or privately negotiated transactions. Repurchases will be made in accordance with applicable securities laws and may be effected pursuant to Rule 10b5-1 trading plans. The manner, timing and amount of any share repurchases will be determined by us based on a variety of factors, including proceeds from customer contracts, the timing of which is unpredictable, as well as general business and market conditions, our capital position, and other strategic considerations. The 2023 Share Repurchase Program does not obligate us to repurchase any particular amount of our common stock.
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. Excise tax accrued for the three and six months ended September 30, 2023 was approximately $45 thousand.
The following table presents the share repurchase activity for the three and six months ended September 30, 2023 and 2022 (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Number of shares repurchased and retired	333	54	333	110
Average price paid per share*	$32.69	$36.73	$32.69	$48.42
Total cost to repurchase	$10,735	$2,000	$10,735	$4,725
*Average price paid per share includes costs associated with the repurchases.
As of September 30, 2023, $250.0 million is remaining under the share repurchase program.

Off-balance sheet arrangements
As of September 30, 2023 and March 31, 2023, we did not have and do not have any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers.
The following table provides information with respect to purchases of our common stock by the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended September 30, 2023.
Issuer Purchases of Equity Securities (1)
(in thousands except for share and per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs
July 1, 2023 through July 31, 2023
Open market and privately negotiated purchases	—	$—	—	$26,815
August 1, 2023 through August 31, 2023
Open market and privately negotiated purchases	235,849	32.31	235,849	19,289
September 1, 2023 through September 30, 2023
Open market and privately negotiated purchases	96,730	33.27	96,730	250,000
Total	332,579	$32.69	332,579	$250,000
(1)On September 29, 2021, our Board authorized a share repurchase program pursuant to which we may repurchase up to $50.0 million of our outstanding shares of common stock on or before September 29, 2023. We repurchased a total of $33.9 million of our common stock under the 2021 Share Repurchase Program, including $10.7 million during fiscal year 2024. On September 21, 2023, our Board authorized a new share repurchase program the 2023 Share Repurchase Program pursuant to which we may repurchase up to $250.0 million of our common stock on or before September 21, 2026. We may repurchase shares of our common stock via the open market and/or privately negotiated transactions. Repurchases will be made in accordance with applicable securities laws and may be effected pursuant to Rule 10b5-1 trading plans. The manner, timing and amount of any share repurchases will be determined by us based on a variety of factors, including proceeds from customer contracts, the timing of which is unpredictable, as well as general business and market conditions, our capital position, and other strategic considerations. The 2023 Share Repurchase Program does not obligate us to repurchase any particular amount of our common stock.
(2)Average price paid per share includes cost associated with the repurchases.
Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2(2)	Certificate of Amendment No. 1 of Amended and Restated Certificate of Incorporation of the Company.
3.3(3)	Certificate of Amendment No. 2 of Amended and Restated Certificate of Incorporation of the Company.
3.4(4)	Amended and Restated Bylaws of the Company.
3.5(5)	Amendment No. 1 to the Amended and Restated Bylaws of the Company.
10.1(6)	Anterix Inc. 2023 Stock Plan
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
(3)Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36827), filed with the SEC on August 6, 2019.
(4)Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36827), filed with the SEC on June 27, 2017.
(5)Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36827), filed with the SEC on May 8, 2020.
(6)Incorporated by reference to Exhibit B of the Registrant’s Definitive proxy statement (File No. 001-36827), filed with the SEC on July 14, 2023.
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

Anterix Inc.

Date: November 13, 2023	/s/ Robert H. Schwartz
Robert H. Schwartz
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2023	/s/ Timothy A. Gray
Timothy A. Gray
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)