Form 10-Q
period 2023-12-31
Anterix Inc.
filed 2024-02-14
CIK 1304492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
At February 12, 2024, 18,519,884 shares of the registrant’s common stock were outstanding.

Anterix Inc.
FORM 10-Q
For the quarterly period ended December 31, 2023

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

PART I. FINANCIAL INFORMATION
Item 1: Consolidated Financial Statements
Anterix Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2023	March 31, 2023
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$62,033	$43,182
Prepaid expenses and other current assets	15,816	16,277
Total current assets	77,849	59,459
Escrow deposits	7,517	—
Property and equipment, net	2,129	3,606
Right of use assets, net	4,629	3,371
Intangible assets	213,719	202,044
Other assets	15,037	10,078
Total assets	$320,880	$278,558
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$8,212	$6,624
Due to related parties	—	533
Operating lease liabilities	1,888	1,725
Contingent liability	1,000	20,249
Deferred revenue	6,163	2,769
Total current liabilities	17,263	31,900
Operating lease liabilities	3,700	2,922
Contingent liability	15,000	—
Deferred revenue	100,897	57,990
Deferred gain on sale of intangible assets	4,911	—
Deferred income tax	6,332	5,440
Other liabilities	513	513
Total liabilities	148,616	98,765
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized and no shares outstanding at December 31, 2023 and March 31, 2023	—	—
Common stock, $0.0001 par value per share, 100,000,000 shares authorized and 18,554,424 shares issued and outstanding at December 31, 2023 and 18,921,999 shares issued and outstanding at March 31, 2023	2	2
Additional paid-in capital	529,054	518,160
Accumulated deficit	(356,792)	(338,369)
Total stockholders’ equity	172,264	179,793
Total liabilities and stockholders’ equity	$320,880	$278,558
See accompanying notes to consolidated financial statements.

Anterix Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022
Spectrum revenues	$1,271	$578	$2,931	$1,311

Operating expenses
General and administrative	11,252	12,085	34,830	34,871
Sales and support	1,380	1,385	3,965	3,785
Product development	1,238	936	3,454	3,012
Depreciation and amortization	198	373	653	1,107
Operating expenses	14,068	14,779	42,902	42,775
Gain on disposal of intangible assets, net	(13,737)	(5,776)	(33,035)	(9,329)
Gain on sale of intangible assets, net	(32)	—	(7,364)	—
Loss (gain) on disposal of long-lived assets, net	3	(21)	39	1
Gain (loss) from operations	969	(8,404)	389	(32,136)
Interest income	666	409	1,448	670
Other income	31	185	189	232
Income (loss) before income taxes	1,666	(7,810)	2,026	(31,234)
Income tax expense	1,338	210	1,743	625
Net income (loss)	$328	$(8,020)	$283	$(31,859)
Net income (loss) per common share basic	$0.02	$(0.42)	$0.02	$(1.69)
Net income (loss) per common share diluted	$0.02	$(0.42)	$0.01	$(1.69)
Weighted-average common shares used to compute basic net income (loss) per share	18,704,400	18,930,594	18,858,472	18,834,991
Weighted-average common shares used to compute diluted net income (loss) per share	18,916,246	18,930,594	19,082,867	18,834,991
See accompanying notes to consolidated financial statements.

Anterix Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)
(Unaudited)

	Number of Shares
	Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total
Balance at September 30, 2023	18,768	$2	$525,248	$(349,149)	$176,101
Equity based compensation	—	—	3,921	—	3,921
Restricted shares issued	19	—	—	—	—
Stock option exercises	—	—	—	—	—
Shares withheld for taxes	(3)	—	(115)	—	(115)
Retirement of common stock	(230)	—	—	(7,971)	(7,971)
Net income	—	—	—	328	328
Balance at December 31, 2023	18,554	$2	$529,054	$(356,792)	$172,264

Balance at March 31, 2023	18,922	$2	$518,160	$(338,369)	$179,793
Equity based compensation	—	—	12,024	—	12,024
Restricted shares issued	229	—	—	—	—
Stock option exercises	—	—	7	—	7
Shares withheld for taxes	(34)	—	(1,137)	—	(1,137)
Retirement of common stock	(563)	—	—	(18,706)	(18,706)
Net income	—	—	—	283	283
Balance at December 31, 2023	18,554	$2	$529,054	$(356,792)	$172,264
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

Anterix Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine months ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$283	$(31,859)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	653	1,107
Non-cash compensation expense attributable to stock awards	12,024	13,411
Deferred income taxes	892	613
Gain on disposal of intangible assets, net	(33,035)	(9,329)
Gain on sale of intangible assets, net	(7,364)	—
Loss on disposal of long-lived assets, net	39	1
Changes in operating assets and liabilities
Prepaid expenses and other assets	322	666
Right of use assets	(1,258)	480
Accounts payable and accrued expenses	1,588	43
Due to related parties	(533)	—
Operating lease liabilities	941	(747)
Contingent liability	15,000	249
Deferred revenue	46,301	6,689
Net cash provided by (used in) operating activities	35,853	(18,676)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible assets, including refundable deposits	(14,809)	(19,069)
Proceeds from sale of spectrum	25,427	—
Purchases of equipment	(267)	(1,543)
Net cash provided by (used in) investing activities	10,351	(20,612)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	7	872
Repurchase of common stock	(18,706)	(8,223)
Payments of withholding tax on net issuance of restricted stock	(1,137)	(1,474)
Net cash used in financing activities	(19,836)	(8,825)
Net change in cash and cash equivalents and restricted cash	26,368	(48,113)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents and restricted cash at beginning of the period	43,182	105,624
Cash and cash equivalents and restricted cash at end of the period	$69,550	$57,511
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period:
Taxes paid	$1	$12
Non-cash investing activity:
Network equipment provided in exchange for wireless licenses	$616	$30
Deferred gain on sale of intangible assets	$4,911	$—
Derecognition of contingent liability related to sale of intangible assets	$19,249	$—
See accompanying notes to consolidated financial statements.

The following tables provide a reconciliation of cash and cash equivalents and restricted cash reported on the Consolidated Balance Sheets that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:
	December 31, 2023	March 31, 2023
Cash and cash equivalents	$62,033	$43,182
Escrow deposits	7,517	—
Total cash and cash equivalents and restricted cash	$69,550	$43,182

	December 31, 2022	March 31, 2022
Cash and cash equivalents	$57,511	$105,624
Escrow deposits	—	—
Total cash and cash equivalents and restricted cash	$57,511	$105,624

Anterix Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1.    Nature of Operations and Basis of Presentation
Anterix Inc. (the “Company”) is a wireless communications company focused on commercializing its spectrum assets to enable its targeted utility and critical infrastructure customers to deploy private broadband networks and on offering innovative broadband solutions to the same target customers. The Company is the largest holder of licensed spectrum in the 900 MHz band (896 - 901 / 935 - 940 MHz) with nationwide coverage throughout the contiguous United States, Hawaii, Alaska and Puerto Rico. On May 13, 2020, the Federal Communications Commission (the “FCC”) approved the Report and Order (the “Report and Order”) to modernize and realign the 900 MHz band to increase its usability and capacity by allowing it to be utilized for the deployment of broadband networks, technologies and solutions. The Report and Order was published in the Federal Register on July 16, 2020, and became effective on August 17, 2020. The Company is now engaged in qualifying for and securing broadband licenses from the FCC. At the same time, the Company is pursuing opportunities to monetize the broadband spectrum it secures to its targeted utility and critical infrastructure customers. The Company is also expanding the benefits and solutions it offers to the same targeted customers. As part of the Company’s solution expansion, the Company launched an integrated platform to accelerate the scale benefits of combining, or networking together, individual private broadband networks to enhance utilities’ resiliency, reach and collaboration. The first commercial service on the platform, CatalyX, includes public network roaming management solution along with secure, remote SIM provisioning. CatalyX is a turnkey connectivity management solution that helps utilities gain economic and operational benefits leveraging commercial broadband during their transition to private LTE (“PLTE”) networks, extending coverage into gap areas or providing back-up connectivity for private networks. The Company has successfully led and completed initiatives in 3GPP to secure enhancements to the US 900 MHz spectrum to benefit its customers, including the designation of a new band, both for LTE and 5G, as well as a transition to 5G, which received worldwide wireless industry support.
Business Developments
TECO Agreement
On November 22, 2023, the Company entered into an agreement with Tampa Electric Company (“TECO”) to provide TECO the use of the Company’s 900 MHz Broadband Spectrum for a term of 20 years throughout TECO’s service territory in West Central Florida (the “TECO Agreement”). The TECO Agreement also provides TECO an option to extend the agreement for two 10-year terms for additional payments. The TECO Agreement, which covers an approximately 2,000-square-mile service territory in West Central Florida, is expected to enable TECO to deploy a PLTE network providing critical broadband communications capabilities in support of its initiatives. The scheduled prepayments for the 20-year initial term of the TECO Agreement total $34.5 million, of which $6.9 million was received by the Company in December 2023. See Note 2 Revenue for further discussion on the TECO Agreement.
LCRA Agreement
In April 2023, the Company entered into an agreement with Lower Colorado River Authority (“LCRA”) to sell 900 MHz Broadband Spectrum covering 68 counties and more than 30 cities in LCRA’s wholesale electric, transmission, and water service area (the “LCRA Agreement”) for total payments of $30.0 million plus the contribution of select LCRA 900 MHz narrowband spectrum. The LCRA Agreement will support LCRA’s deployment of a PLTE network which will provide a host of capabilities including grid awareness, communications and operational intelligence that will enhance resilience and spur innovation at LCRA. The new licenses will enable LCRA to move from narrowband to next generation broadband and provide mission-critical data and voice services within LCRA and to more than 100 external customers such as electric cooperatives, schools and transit authorities across more than 73,000 square miles. Total consideration of $30.0 million is to be paid through fiscal year 2026 pursuant to the terms of the LCRA Agreement. During the quarter ended December 31, 2023, the Company received an initial $15.0 million payment, of which $7.5 million was deposited in an escrow account (refer to Note 3 Escrow Deposits for further discussion). See Note 10 Contingencies and Guaranty for further discussion on the LCRA Agreement.

Xcel Energy Agreement
In October 2022, the Company entered into an agreement with Xcel Energy Services Inc. (“Xcel Energy”) providing Xcel Energy dedicated long-term usage of the Company’s 900 MHz Broadband Spectrum for a term of 20 years throughout Xcel Energy’s service territory in eight states (the “Xcel Energy Agreement”) for a total of $80.0 million, of which $8.0 million was received by the Company in December 2022. In July 2023 and November 2023, the Company delivered the cleared 900 MHz Broadband Spectrum and the associated broadband licenses and received the full milestone payments of $21.2 million in each period. The revenue recognized for the three and nine months ended December 31, 2023, was approximately $0.7 million and $1.1 million, respectively.
SDG&E Agreement
In February 2021, the Company entered into an agreement with San Diego Gas & Electric Company, a subsidiary of Sempra Energy (“SDG&E”), to sell 900 MHz Broadband Spectrum throughout SDG&E’s California service territory, including San Diego and Imperial Counties and portions of Orange County (the “SDG&E Agreement”) for a total payment of $50.0 million. The total payment of $50.0 million is comprised of an initial payment of $20.0 million received in February 2021 and the remaining payments which are due as the Company delivers the relevant cleared 900 MHz Broadband Spectrum and the associated broadband licenses to SDG&E. During the quarter ended September 30, 2023, the Company transferred to SDG&E the San Diego County broadband license and received a milestone payment of $25.2 million net of delivery delay adjustments of $1.1 million. During the quarter ended December 31, 2023, the Company transferred to SDG&E the remainder of the cleared 900 MHz Broadband Spectrum and the associated broadband license related to Imperial County and received a milestone payment of $0.2 million. See Note 4 Intangible Assets for further discussion.
2023 Stock Plan
On August 8, 2023, the Company adopted a new equity-based compensation plan known as the Anterix Inc. 2023 Stock Plan (the “2023 Stock Plan”). The 2023 Stock Plan permits the Company to grant equity compensation awards to employees, consultants and non-employee directors of the Company. See Note 8 Stockholders’ Equity for further discussion.
2023 Share Repurchase Program
On September 21, 2023, the Board of Directors (the “Board”) authorized a new share repurchase program (the “2023 Share Repurchase Program”) pursuant to which the Company may repurchase up to $250.0 million of the Company’s common stock on or before September 21, 2026. See Note 8 Stockholders’ Equity for further discussion.
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

Recently Issued Accounting Pronouncements
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendment in Response to the SEC’s Disclosure Update and Simplification Initiative. The ASU incorporates several disclosure and presentation requirements currently residing in the SEC Regulations S-X and S-K. The amendments will be applied prospectively and are effective when the SEC removes the related requirements from Regulations S-X or S-K. Any amendments the SEC does not remove by June 30, 2027 will not be effective. As the Company is currently subject to the SEC requirements, this ASU is not expected to have a material impact on its consolidated financial statements or related disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses and increased interim disclosure requirements, among others. This update is effective for annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024. Early adoption is permitted. The Company has not yet determined the impact of this pronouncement on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid and to improve the effectiveness of income tax disclosures. This update is effective for annual periods beginning after December 15, 2024. The Company has not yet determined the impact of this pronouncement on its consolidated financial statements and related disclosures.
2.    Revenue
The following table provides information regarding the Company’s revenue for each of the services it provides pursuant to its spectrum revenue agreements for the three and nine months ended December 31, 2023 and 2022 (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022
Spectrum revenues
900 MHz Broadband Spectrum Revenue
Ameren Corporation	$152	$152	$456	$457
Evergy	274	244	822	308
Xcel Energy (1)	663	—	1,107	—
Narrowband Spectrum Revenue
Motorola	182	182	546	546
Total spectrum revenue (2)	$1,271	$578	$2,931	$1,311

1.The Company commenced revenue recognition in connection with the delivery of cleared 900 MHz Broadband Spectrum and the associated broadband licenses to Xcel Energy during the three months ended September 2023.
2.Revenue recognized during the three and nine months ended December 31, 2023 and 2022 was included in deferred revenue at the beginning of the respective periods.
Spectrum Revenue Agreements
Refer to the Company’s 2023 Annual Report for a description of the Company’s spectrum revenue agreements entered into prior to March 31, 2023. The following reflects agreements entered into during the nine months ended December 31, 2023:
On November 22, 2023, the Company entered into an agreement with Tampa Electric Company (“TECO”) to provide TECO the use of the Company’s 900 MHz Broadband Spectrum for a term of 20 years throughout TECO’s service territory in West Central Florida (the “TECO Agreement”). The TECO Agreement also provides TECO an option to extend the agreement for two 10-year terms for additional payments. The TECO Agreement, which covers an approximately 2,000-square-mile service territory in West Central Florida, is expected to enable TECO to deploy a PLTE network providing critical broadband communications capabilities in support of its initiatives. The scheduled prepayments for the 20-year initial terms of the TECO Agreement total $34.5 million, of which $6.9 million was received by the Company in December 2023. The remaining prepayments for the 20-year initial term are due by fiscal year 2026, per the terms of the TECO Agreement and as the Company delivers the relevant cleared 900 MHz Broadband Spectrum and the associated broadband licenses. The Company is working with incumbents to clear the 900 MHz Broadband Spectrum allocation in TECO service territories. The payments of prepaid fees under the TECO Agreement will be accounted for as deferred revenue on the Company’s Consolidated Balance Sheets. Revenue will be recognized over time as the performance obligations of clearing the 900 MHz Broadband Spectrum and the associated broadband licenses are delivered by respective county, over the contractual term of approximately 20 years.
Capitalized contract costs
The Company capitalizes incremental costs associated with obtaining a contract with a customer, which generally includes sales commissions. The Company’s capitalized contract costs consisted of the following activity during the three and nine months ended December 31, 2023 and 2022 (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022
Balance at the beginning of the period	$884	$693	$870	$638
Additions	12	47	45	109
Amortization	(13)	(4)	(32)	(11)
Balance at the end of the period	883	736	883	736
Less amount classified as current assets (1)	(425)	(347)	(425)	(347)
Noncurrent assets (1)	$458	$389	$458	$389
1.Current assets are recorded as prepaid expenses and other current assets and noncurrent assets are recorded as other assets on the Company’s Consolidated Balance Sheets.
Contract liabilities
Contract liabilities primarily relate to advanced consideration received from customers for spectrum services, for which revenue is recognized over time, as the services are performed. The Company’s contract liabilities consisted of the following activity during the three and nine months ended December 31, 2023 and 2022 (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022
Balance at the beginning of the period	$80,265	$53,945	$60,759	$54,678
Additions (1)	28,066	8,000	49,232	8,000
Revenue recognized	(1,271)	(578)	(2,931)	(1,311)
Balance at the end of the period	107,060	61,367	107,060	61,367
Less amount classified as current liabilities (2)	(6,163)	(2,656)	(6,163)	(2,656)
Noncurrent liabilities (2)	$100,897	$58,711	$100,897	$58,711
1.Represents milestone payments of received from customer contracts pursuant to the terms of the associated spectrum lease agreements.
2.Current liabilities and noncurrent liabilities are recorded as deferred revenue on the Company’s Consolidated Balance Sheets.

Remaining Performance Obligations
Revenue allocated to remaining performance obligations of the Company’s contracts represent contracted revenue that will be recognized in future periods. Total performance obligations include deferred revenue (i.e., contract liabilities) as well as amounts that will be invoiced and recognized in future periods. Revenue allocated to remaining performance obligations was $188.5 million as of December 31, 2023, which will be recognized ratably over the remaining contract terms up to 30 years.
3.    Escrow Deposits
Escrow deposits are considered restricted cash as the deposits are restricted from use until the terms of the escrow agreement are met. Escrow deposits are classified as current assets on the Company’s Consolidated Balance Sheets.
In connection with the LCRA Agreement, the Company and LCRA entered into an escrow agreement. Pursuant to the escrow agreement, the escrow funds shall be held and invested in a money market deposit account. All interest and other income earned shall be allocated to the Company, payable with the final distribution of the escrow funds. The escrow funds shall be distributed upon written request by both the Company and LCRA pursuant to the terms within the LCRA Agreement. During the quarter ended December 31, 2023, the Company received $15.0 million, of which $7.5 million was deposited in an escrow account.
4.    Intangible Assets
Wireless licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but instead are tested for impairment annually, or more frequently if an event indicates that the asset might be impaired. There were no impairment charges related to the Company’s indefinite-lived intangible assets during the three and nine months ended December 31, 2023 and 2022.
Intangible assets consist of the following activity for the nine months ended December 31, 2023 and 2022 (in thousands):

	2023	2022
Balance at the beginning of period	$202,044	$151,169
Acquisitions	11,042	9,159
Sale of intangible assets	(32,402)	—
Exchanges – licenses received	41,250	13,107
Exchanges – licenses surrendered	(8,215)	(3,778)
Balance at the end of period	$213,719	$169,657
Purchases of intangible assets, including refundable deposits
During the nine months ended December 31, 2023 and 2022, the Company entered into agreements with several third parties in multiple U.S. markets to acquire, retune or swap wireless licenses for cash consideration (“deals”) and made Anti-Windfall Payments to the US Treasury Department. The initial deposits to incumbents are recorded as prepaid expenses and other current assets on the Company’s Consolidated Balance Sheets and are refundable if the FCC does not approve the sale, retuning or swap of the spectrum. The initial deposits are transferred to other assets or intangible assets in the Company’s Consolidated Balance Sheets, as applicable, upon meeting the relevant deal milestones. The final payments related to closed retuning or swap deals are recorded as other assets on the Company’s Consolidated Balance Sheets. The final payments for license purchases or Anti-Windfall Payments are recorded as intangible assets on the Company’s Consolidated Balance Sheets.

The purchases of intangible assets, including refundable deposits, consisted of the following activity during the nine months ended December 31, 2023 and 2022 (in thousands):

	2023	2022
Refundable deposits	$2,274	$5,317
Retuning cost and Swaps	1,493	4,593
Purchases and Anti-Windfall Payments	11,042	9,159
Total	$14,809	$19,069
Broadband License Exchanges
During the nine months ended December 31, 2023, the Company was granted by the FCC, broadband licenses for 24 counties. The Company recorded the new broadband licenses at their estimated accounting cost basis of approximately $41.3 million. In connection with receiving the broadband licenses, the Company disposed of $8.2 million, related to the value ascribed to the narrowband licenses it relinquished to the FCC for the same 24 counties. The total carrying value of narrowband licenses included the cost to acquire the original narrowband licenses, Anti-Windfall Payments paid to cover the shortfall in each county and the clearing costs. As a result of the exchange of narrowband licenses for broadband licenses, the Company recorded a gain on disposal of intangible assets of $13.7 million and $33.0 million, for the three and nine months ended December 31, 2023, respectively.
During the nine months ended December 31, 2022, the Company was granted by the FCC, broadband licenses for 70 counties. The Company recorded the new broadband licenses at their estimated accounting cost basis of approximately $13.1 million. In connection with receiving the broadband licenses, the Company disposed of $3.8 million, related to the value ascribed to the narrowband licenses it relinquished to the FCC for the same 70 counties. The total carrying value of narrowband licenses included the cost to acquire the original narrowband licenses, Anti-Windfall Payments paid to cover the shortfall in each county and the clearing costs. As a result of the exchange of narrowband licenses for broadband licenses, the Company recorded a gain on disposal of intangible assets of $5.8 million and $9.3 million, for the three and nine months ended December 31, 2022, respectively.
Broadband License Sale
During the quarter ended September 30, 2023, the Company transferred to SDG&E the San Diego County broadband license for total cumulative payments of $44.0 million net of delivery delay adjustments of $1.1 million. As a result, the Company recognized a reduction in intangible assets of $31.8 million and recorded a $7.3 million gain on sale of intangible assets on the Company’s Consolidated Statements of Operations.
During the quarter ended December 31, 2023, the Company transferred to SDG&E the remainder of the cleared 900 MHz Broadband Spectrum and the associated broadband license to Imperial County for total cumulative payments of $0.7 million. As a result, the Company recognized a reduction in intangible assets of $0.6 million and recorded a $32 thousand gain on sale of intangible assets on the Company’s Consolidated Statements of Operations.
As part of the SDG&E Agreement, SDG&E has an option to pursue additional spectrum with the Company. In accordance with ASC 606, the Company recorded a $4.9 million deferred gain on sale of intangible assets on the Company’s Consolidated Balance Sheets as of December 31, 2023, related to this option, which expires in September 2028.
5.    Related Party Transactions
Refer to the Company’s 2023 Annual Report for a more complete description of the nature of its related party transactions prior to March 31, 2023. The following reflects the related party activity during the three and nine months ended December 31, 2023 and 2022.
In connection with the transfer of its TeamConnect business and support for its pdvConnect business, the Company entered into a memorandum of understanding (“MOU”) with the principals of Goosetown on December 31, 2018. Under the MOU, the Company agreed to assign the intellectual property rights to its pdvConnect application to TeamConnect LLC (“LLC”), a new entity formed by the principals of Goosetown, in exchange for a 19.5% ownership interest in the LLC, effective April 30, 2019. The Company was obligated to pay the LLC a monthly service fee for a 24-month period ending on January 7, 2021 for its assumption of the Company’s support obligations under the A BEEP and Goosetown Agreements. The Company was also obligated to pay the LLC a certain portion of the billed revenue received by the Company from pdvConnect customers for a 48-month period. On February 22, 2023, the Company amended the LLC agreement to withdraw as a member of the LLC for no consideration and did not incur payments during the three and nine months ended December 31, 2023. For the three and nine months ended December 31, 2022, the Company incurred payments of $15,000 and $45,000 to the parties associated with the transferred business. As of December 31, 2023 and March 31, 2023, the Company did not have outstanding liabilities to the related parties associated with the transferred business.

6.    Leases

All the leases in which the Company is the lessee are comprised of corporate office space and tower space. The Company is obligated under certain lease agreements for office space with lease terms expiring on various dates from October 31, 2024 through January 31, 2029 which includes lease extensions for its corporate headquarters ranging from three to ten years. The Company entered into multiple lease agreements for tower space. The lease expiration dates range from February 29, 2024 to December 18, 2030.

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
Weighted-average remaining lease term and incremental borrowing rate for the Company’s operating leases are as follows:

	Nine months ended December 31,
	2023	2022
Weighted average term - operating lease liabilities	3.50 years	3.01 years
Weighted average incremental borrowing rate - operating lease liabilities	9%	12%
Total lease cost amounted to approximately $0.5 million and $1.5 million, respectively, for the three and nine months ended December 31, 2023 and approximately $0.5 million and $1.4 million, respectively, for the three and nine months ended December 31, 2022. Total lease cost is included in general and administrative expenses on the Company’s Consolidated Statements of Operations.
The following table presents total lease cost for the three and nine months ended December 31, 2023 and 2022 (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022
Lease cost
Operating lease cost (cost resulting from lease payments)	$479	$461	$1,457	$1,355
Short term lease cost	—	—	—	7
Total lease cost	$479	$461	$1,457	$1,362

The following table presents supplemental cash flow and non-cash activity information for the nine months ended December 31, 2023 and 2022 (in thousands):

	Nine months ended December 31,
	2023	2022
Cash paid activity:
Operating lease - operating cash flows (fixed payments)	$1,732	$1,634
Operating lease - operating cash flows (liability reduction)	$1,373	$747
Non-cash activity:
Right of use assets obtained in exchange for new operating lease liabilities	$439	$165
The following table presents supplemental balance sheet information as of December 31, 2023 and March 31, 2023 (in thousands):

	December 31, 2023	March 31, 2023
Non-current assets - right of use assets, net	$4,629	$3,371
Current liabilities - operating lease liabilities	$1,888	$1,725
Non-current liabilities - operating lease liabilities	$3,700	$2,922
Future minimum payments under existing non-cancelable leases for office and tower spaces (exclusive of real estate tax, utilities, maintenance and other costs borne by the Company) for the remaining terms of the leases following the nine months ended December 31, 2023, are as follows (in thousands):

Fiscal Year	Operating Leases
2024 (excluding the nine months ended December 31, 2023)	$655
2025	2,156
2026	1,409
2027	994
2028	645
After 2028	522
Total future minimum lease payments	6,381
Amount representing interest	(793)
Present value of net future minimum lease payments	$5,588
7.    Income Taxes
The Company used a discrete effective tax rate method to calculate taxes for the three and nine months ended December 31, 2023 and 2022, which were a result of its inability to use some portion of its federal and state net operating losses (“NOLs”) carryforwards against the deferred tax liability created by the amortization of indefinite-lived intangible assets and the change in the state effective tax rate. The Company determined that applying an estimate of the annual effective tax rate would not provide a reasonable estimate as small changes in estimated “ordinary” loss could result in significant changes in the estimated annual effective tax rate. Accordingly, for the three and nine months ended December 31, 2023, the Company recorded a total tax expense of $1.3 million and $1.7 million, respectively. For the three and nine months ended December 31, 2022, the Company recorded a total tax expense of $0.2 million and $0.6 million, respectively.
The Company’s NOL generated after March 31, 2018 may be used as an indefinite-lived asset to offset its deferred tax liability but are limited to 80% of future taxable income. The deferred tax liabilities as of December 31, 2023 are approximately $3.1 million for federal and $3.2 million for state. The deferred tax liabilities as of March 31, 2023 are approximately $2.7 million for federal and $2.7 million for state.

8.    Stockholders’ Equity
On August 8, 2023 (the “Effective Date”), the Company adopted a new equity-based compensation plan known as the 2023 Stock Plan. The 2023 Stock Plan permits the Company to grant equity compensation awards to employees, consultants and non-employee directors of the Company. As of the Effective Date, no additional awards may be granted under the Anterix Inc. 2014 Stock Plan (the “2014 Stock Plan”). The 2023 Stock Plan authorizes 250,000 shares of common stock of the Company (“Shares”) for grant. Additionally, Shares remaining for grant under the 2014 Stock Plan immediately prior to the Effective Date, Shares subject to outstanding stock awards granted under the 2014 Stock Plan that, following the Effective Date, expire or are terminated or cancelled without having been exercised or settled in full, and Shares acquired pursuant to an award subject to forfeiture or repurchase that are forfeited or repurchased by the Company for an amount not greater than the recipient’s purchase price, are issuable under the 2023 Stock Plan. As of December 31, 2023, 579,973 shares are available for future issuance, including 388,151 shares that were remaining under the 2014 Stock Plan and up to 181,887 shares which may be granted upon meeting certain performance levels above 100% for performance stock unit awards.
During the nine months ended December 31, 2023 and the year ended March 31, 2023, a total of 194,611 and 260,370 shares, respectively, were issued in connection with the vesting, conversion and or exercise of grants under the Company’s 2014 and 2023 Stock Plan.
Share Repurchase Program
In September 2021, the Board authorized a share repurchase program (the “2021 Share Repurchase Program”) pursuant to which the Company may repurchase up to $50.0 million of the Company’s common stock on or before September 29, 2023. The Company repurchased and subsequently retired a total of $33.9 million of the Company’s common stock under the 2021 Share Repurchase Program, including $10.7 million during fiscal year 2024. On September 21, 2023, the Board authorized the new 2023 Share Repurchase Program pursuant to which the Company may repurchase up to $250.0 million of the Company’s common stock on or before September 21, 2026. The Company repurchased and subsequently retired a total of $8.0 million of the Company’s common stock under the 2023 Share Repurchase Program during fiscal year 2024. The Company may repurchase shares of its common stock via the open market and/or privately negotiated transactions. Repurchases will be made in accordance with applicable securities laws and may be effected pursuant to Rule 10b5-1 trading plans. The manner, timing and amount of any share repurchases will be determined by the Company based on a variety of factors, including proceeds from customer contracts, the timing of which is unpredictable, as well as general business and market conditions, the Company’s capital position, and other strategic considerations. The 2023 Share Repurchase Program does not obligate the Company to repurchase any particular amount of its common stock.
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. Excise tax accrued for the three and nine months ended December 31, 2023 was approximately $74 thousand and $118 thousand, respectively.
The following table presents the share repurchase activity for the three and nine months ended December 31, 2023 and 2022 (in thousands, except per share data):

	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022
Number of shares repurchased and retired	230	106	563	216
Average price paid per share*	$34.77	$33.11	$33.62	$47.05
Total cost to repurchase	$7,971	$3,498	$18,706	$8,223
*Average price paid per share includes costs associated with the repurchases.
As of December 31, 2023, $242.0 million is remaining under the share repurchase program.
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
9.    Net Income (Loss) Per Share of Common Stock
Basic net income (loss) per common share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. For purposes of the diluted net income (loss) per share calculation, stock options and restricted stock units and awards are considered to be potentially dilutive securities. Diluted earnings per share was computed using the treasury stock method.
The following table reconciles net income (loss) and weighted-average common shares used to compute basic and diluted net income (loss) per share:

	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022
Net income (loss):	$328	$(8,020)	$283	$(31,859)
Weighted-average common shares:
Basic weighted-average shares	18,704,400	18,930,594	18,858,472	18,834,991
Add: dilutive effect of stock options and restricted stock units	211,846	—	224,395	—
Diluted weighted-average common shares	18,916,246	18,930,594	19,082,867	18,834,991
For the three and nine months ended December 31, 2023, there were 1,129,994 and 1,048,902 stock options and restricted stock units outstanding, excluded from the calculation of diluted weighted-average shares because the effect was anti-dilutive. For the three and nine months ended December 31, 2022, there were 201,100 and 381,432 potentially dilutive stock options and restricted stock units outstanding, respectively, excluded from the calculation of diluted weighted-average shares as their effects are anti-dilutive because the Company reported a net loss for the three and nine months ended December 31, 2022, respectively.
10.    Contingencies and Guaranty
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
In September 2022, the Company transferred to SDG&E 1.4 x 1.4 cleared 900 MHz Broadband Spectrum and the associated broadband license related to Imperial County and received a milestone payment of $0.2 million. In September 2023, the Company transferred to SDG&E the San Diego County broadband license and received a milestone payment of $25.2 million net of delivery delay adjustments of $1.1 million. In December 2023, the Company transferred to SDG&E the remainder of the cleared 900 MHz Broadband Spectrum and the associated broadband license related to Imperial County and received a milestone payment of $0.2 million. This resulted in the recognition of a gain on the sale of spectrum and derecognition of the contingent liability associated with San Diego County and Imperial County. See Note 4 Intangible Assets for further discussion on the sale of intangible assets.

Subsequent to the derecognition of the contingent liability related to the delivery of San Diego County and Imperial County licenses, the remaining contingent liability related to SDG&E of $1.0 million for Orange County was classified as a short-term liability due to the expected timing of delivery.
LCRA Refund Obligation
In April 2023, the Company entered into the LCRA Agreement for a total payment of $30.0 million, to be paid through fiscal year 2026 pursuant to the terms of the agreement. During the quarter ended December 31, 2023, the Company received $15.0 million in milestone payments, of which $7.5 million was deposited in an escrow account. The remaining payments are due as the Company delivers the relevant cleared 900 MHz Broadband Spectrum and the associated broadband licenses to LCRA. As the Company is required to refund the deposit it has received from LCRA in the event of termination or non-delivery of the specific county’s full cleared 900 MHz Broadband Spectrum, it recorded the payments as contingent liability on the Company’s Consolidated Balance Sheets. A reduction in the contingent liability and a gain or loss on the sale of spectrum will be recognized for each county once the Company delivers the full cleared 900 MHz Broadband Spectrum and the associated broadband license(s) to LCRA. See Note 3 Escrow Deposits for further discussion on the escrow deposit.
Xcel Energy Guaranty
In October 2022, the Company entered into an agreement with Xcel Energy providing Xcel Energy dedicated long-term usage of the Company’s 900 MHz Broadband Spectrum for a term of 20 years throughout Xcel Energy’s service territory in eight states the Xcel Energy Agreement. In connection with Xcel Energy Agreement, the Company entered into a guaranty agreement, under which the Company guaranteed the delivery of the relevant 900 MHz Broadband Spectrum and the associated broadband licenses in Xcel Energy’s service territory in eight states along with other commercial obligations. In the event of default or non-delivery of the specific territory’s 900 MHz Broadband Spectrum, the Company is required to refund payments it has received. In addition, to the extent Anterix has performed any obligations, the Company’s liability and remaining obligations under the Xcel Energy Agreement will extend only to the remaining unperformed obligations. The Company recorded $50.3 million in deferred revenue in connection with the prepayments received as of December 31, 2023. The Company commenced delivery of the relevant cleared 900 MHz Broadband Spectrum and the associated broadband licenses in the first quarter of fiscal year 2024 and will continue through 2029. The revenue recognized for the three and nine months ended December 31, 2023, was approximately $0.7 million and $1.1 million, respectively. As of December 31, 2023, the maximum potential liability of future undiscounted payments under this agreement is approximately $49.2 million.
Litigation
From time to time, the Company may be involved in litigation that arises from the ordinary operations of the business, such as contractual or employment disputes or other general actions. The Company is not involved in any material legal proceedings at this time.
Pandemic and Macroeconomic Conditions
Recent macroeconomic events, including the outbreak of COVID-19, inflation, and geopolitical matters, have increased operating costs or resulted in delays in customer contracting or impacted the availability of equipment necessary for the deployment of our target customers’ planned PLTE projects. The Company continues to closely monitor these risks. Although difficult to quantify, the Company believes the current macroeconomic environment, including inflation, may have an adverse effect on the Company’s target customers’ businesses, which may harm the Company’s commercialization efforts and negatively impact the Company’s revenues and liquidity. If the Company is not able to control its operating costs or if the Company’s commercialization efforts are slowed or negatively impacted, continued periods of high inflation could have a material adverse effect on the Company’s business, operating results and financial condition.
11.    Concentrations of Credit Risk
Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The cash balance at times may exceed federally insured limits, however, the Company places its cash and temporary cash investments with financial institutions for which credit loss is not anticipated.

As of December 31, 2023 and March 31, 2023, the Company does not have an outstanding accounts receivable balance.
12.    Subsequent Events
Xcel Energy Agreement
During the quarter ended December 31, 2023, the Company cleared 900 MHz Broadband Spectrum in 10 additional counties in Xcel Energy’s service territory and applied for the associated broadband licenses. As a result, it received an advanced payment of $16.8 million in January 2024.

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
Overview
We are a wireless communications company focused on commercializing our spectrum assets to enable our targeted utility and critical infrastructure customers to deploy private broadband networks and on offering innovative broadband solutions to the same target customers. We are the largest holder of licensed spectrum in the 900 MHz band (896 - 901 / 935 - 940 MHz) with nationwide coverage throughout the contiguous United States, Hawaii, Alaska and Puerto Rico. On May 13, 2020, the FCC approved the Report and Order to modernize and realign the 900 MHz band to increase its usability and capacity by allowing it to be utilized for the deployment of broadband networks, technologies and solutions. The Report and Order was published in the Federal Register on July 16, 2020 and became effective on August 17, 2020. We are now engaged in qualifying for and securing broadband licenses from the FCC. At the same time, we are pursuing opportunities to monetize the broadband spectrum we secure to our targeted utility and critical infrastructure customers. We are also expanding the benefits and solutions we offer to the same targeted customers. As part of our solution expansion, we launched an integrated platform to accelerate the scale benefits of combining, or networking together, individual private broadband networks to enhance utilities’ resiliency, reach and collaboration. The first commercial service on the platform, CatalyX, includes public network roaming management solution along with secure, remote SIM provisioning. CatalyX is a turnkey connectivity management solution that helps utilities gain economic and operational benefits leveraging commercial broadband during their transition to private LTE (“PLTE”) networks, extending coverage into gap areas or providing back-up connectivity for private networks. We have successfully led and completed initiatives in 3GPP to secure enhancements to the US 900 MHz spectrum to benefit our customers, including the designation of a new band, both for LTE and 5G, as well as a transition to 5G, which received worldwide wireless industry support.
Refer to our 2023 Annual Report for a more complete description of the nature of our business, including details regarding the process and costs to secure our broadband licenses.
Business Developments
TECO Agreement
On November 22, 2023, we entered into an agreement with Tampa Electric Company (“TECO”) to provide TECO the use of our 900 MHz Broadband Spectrum for a term of 20 years throughout TECO’s service territory in West Central Florida (the “TECO Agreement”). The TECO Agreement also provides TECO an option to extend the agreement for two 10-year terms for additional payments. The TECO Agreement, which covers an approximately 2,000-square-mile service territory in West Central Florida, is expected to enable TECO to deploy a PLTE network providing critical broadband communications capabilities in support of its initiatives. The scheduled prepayments for the 20-year initial term of the TECO Agreement total $34.5 million, of which $6.9 million was received in December 2023. See Note 2 Revenue in the Notes to the Unaudited Consolidated Financial Statements contained within this Quarterly Report for further discussion on the TECO Agreement.
LCRA Agreement
In April 2023, we entered into an agreement with Lower Colorado River Authority (“LCRA”) to sell 900 MHz Broadband Spectrum covering 68 counties and more than 30 cities in LCRA’s wholesale electric, transmission, and water service area (the “LCRA Agreement”) for total payments of $30.0 million plus the contribution of select LCRA 900 MHz narrowband spectrum. The LCRA Agreement will support LCRA’s deployment of a PLTE network which will provide a host of capabilities including grid awareness, communications and operational intelligence that will enhance resilience and spur innovation at LCRA. The new licenses will enable LCRA to move from narrowband to next generation broadband and provide mission-critical data and voice services within LCRA and to more than 100 external customers such as electric cooperatives, schools and transit authorities across more than 73,000 square miles. Total consideration of $30.0 million is to be paid through fiscal year 2026 pursuant to the terms of the LCRA Agreement. During the quarter ended December 31, 2023, we received an initial $15.0 million payment, of which $7.5 million was deposited in an escrow account (refer to Note 3 Escrow Deposits in the Notes to the Unaudited Consolidated Financial Statements contained within this Quarterly Report for further discussion). See Note 10 Contingencies and Guaranty in the Notes to the Unaudited Consolidated Financial Statements contained within this Quarterly Report for further discussion on the LCRA Agreement.
Xcel Energy Agreement
In October 2022, we entered into an agreement with Xcel Energy Services Inc. (“Xcel Energy”) providing Xcel Energy dedicated long-term usage of our 900 MHz Broadband Spectrum for a term of 20 years throughout Xcel Energy’s service territory in eight states (the “Xcel Energy Agreement”) for a total of $80.0 million, of which $8.0 million was received in December 2022. In July 2023 and November 2023, we delivered the cleared 900 MHz Broadband Spectrum and the associated broadband licenses and received the full milestone payments of $21.2 million in each period. The revenue recognized for the three and nine months ended December 31, 2023, was approximately $0.7 million and $1.1 million, respectively.
During the quarter ended December 31, 2023, we cleared 900 MHz Broadband Spectrum in 10 additional counties in Xcel Energy’s service territory and applied for the associated broadband licenses. As a result, we received an advanced payment of $16.8 million in January 2024.
SDG&E Agreement
In February 2021, we entered into an agreement with San Diego Gas & Electric Company, a subsidiary of Sempra Energy (“SDG&E”), to sell 900 MHz Broadband Spectrum throughout SDG&E’s California service territory, including San Diego and Imperial Counties and portions of Orange County (the “SDG&E Agreement”) for a total payment of $50.0 million. The total payment of $50.0 million is comprised of an initial payment of $20.0 million received in February 2021 and the remaining payments which are due as we deliver the relevant cleared 900 MHz Broadband Spectrum and the associated broadband licenses to SDG&E. During the quarter ended September 30, 2023, we transferred to SDG&E the San Diego County broadband license and received a milestone payment net of delivery delay adjustments of $25.2 million. During the quarter ended December 31, 2023, we transferred to SDG&E the remainder of the cleared 900 MHz Broadband Spectrum and the associated broadband license related to Imperial County and received a milestone payment of $0.2 million. Refer to Note 4 Intangible Assets in the Notes to the Unaudited Consolidated Financial Statements contained within this Quarterly Report for further discussion on the sale of intangible assets.

2023 Stock Plan
On August 8, 2023, we adopted a new equity-based compensation plan known as the Anterix Inc. 2023 Stock Plan (the “2023 Stock Plan”). The 2023 Stock Plan permits us to grant equity compensation awards to employees, consultants and non-employee directors of the Company. Refer to Note 8 Stockholders’ Equity in the Notes to the Unaudited Consolidated Financial Statements contained within this Quarterly Report for further discussion.
2023 Share Repurchase Program
On September 21, 2023, our Board of Directors (“Board”) authorized a new share repurchase program (the “2023 Share Repurchase Program”) pursuant to which we may repurchase up to $250.0 million of our common stock on or before September 21, 2026. Refer to Note 8 Stockholders’ Equity in the Notes to the Unaudited Consolidated Financial Statements contained within this Quarterly Report for further discussion.

Results of Operations
Comparison of the three and nine months ended December 31, 2023 and 2022
The following tables set forth our results of operations for the three and nine months ended December 31, 2023 and 2022. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.
Spectrum revenues

	Three months ended December 31,		Aggregate Change		Nine months ended December 31,		Aggregate Change
(in thousands)	2023	2022	2023 from 2022		2023	2022	2023 from 2022
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
Spectrum revenues	$1,271	$578	$693	120%	$2,931	$1,311	$1,620	124%
Spectrum revenues increased by $0.7 million, or 120%, to $1.3 million for the three months ended December 31, 2023 from $0.6 million for the three months ended December 31, 2022. The increase for the three months ended December 31, 2023 of $0.7 million, was attributable to revenue recognized in connection with our agreement with Xcel Energy of approximately $0.7 million. Spectrum revenues increased by $1.6 million, or 124%, to $2.9 million for the nine months ended December 31, 2023 from $1.3 million for the nine months ended December 31, 2022. The increase for the nine months ended December 31, 2023 of $1.6 million, was attributable to revenue recognized in connection with our agreements with Evergy and Xcel Energy of approximately $0.5 million and $1.1 million, respectively.
Operating expenses

	Three months ended December 31,		Aggregate Change		Nine months ended December 31,		Aggregate Change
(in thousands)	2023	2022	2023 from 2022		2023	2022	2023 from 2022
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
General and administrative	$11,252	$12,085	$(833)	-7%	$34,830	$34,871	$(41)	—%
Sales and support	1,380	1,385	(5)	—%	3,965	3,785	180	5%
Product development	1,238	936	302	32%	3,454	3,012	442	15%
Depreciation and amortization	198	373	(175)	-47%	653	1,107	(454)	-41%
Operating expenses	$14,068	$14,779	$(711)	-5%	$42,902	$42,775	$127	—%
General and administrative expenses
General and administrative expenses decreased by $0.8 million, or -7%, to $11.3 million for the three months ended December 31, 2023 from $12.1 million for the three months ended December 31, 2022. The decrease for the three months ended December 31, 2023 of $0.8 million primarily resulted from $0.6 million lower stock compensation expense due to fewer grants awarded. General and administrative expenses for the nine months ended December 31, 2023 remained relatively flat as compared to the nine months ended December 31, 2022.
Sales and support expenses
Sales and support expenses for the three months ended December 31, 2023 remained relatively flat as compared for the three months ended December 31, 2022. Sales and support expenses increased by $0.2 million, or 5%, to $4.0 million for the nine months ended December 31, 2023 from $3.8 million for nine months ended December 31, 2022. The increase for the nine months ended December 31, 2023 of $0.2 million primarily resulted from $0.2 million higher headcount and related costs.

Product development expenses
Product development expenses increased by $0.3 million, or 32%, to $1.2 million for the three months ended December 31, 2023 from $0.9 million for three months ended December 31, 2022. The increase for the three months ended December 31, 2023 of $0.3 million primarily resulted from $0.4 million higher consulting costs, $0.2 million higher headcount and related costs, partially offset by $0.2 million lower IT related costs, and $0.1 million lower stock compensation expense due to fewer grants. Product development expenses increased by $0.4 million, or 15%, to $3.5 million for the nine months ended December 31, 2023 from $3.0 million for nine months ended December 31, 2022. The increase for the nine months ended December 31, 2023 of $0.4 million primarily resulted from $0.4 million higher headcount and related costs, $0.1 million higher IT related costs, $0.1 million higher professional services, partially offset by $0.2 million lower stock compensation expense due to fewer grants.
Depreciation and amortization
Depreciation and amortization decreased by $0.2 million, or -47%, to $0.2 million for the three months ended December 31, 2023 from $0.4 million for three months ended December 31, 2022. Depreciation and amortization decreased by $0.5 million, or -41%, to $0.7 million for the nine months ended December 31, 2023 from $1.1 million for nine months ended December 31, 2022. The decreases were as a result of certain assets becoming fully depreciated during the current period compared to the prior period.
Gain on disposal of intangible assets, net

	Three months ended December 31,		Aggregate Change		Nine months ended December 31,		Aggregate Change
(in thousands)	2023	2022	2023 from 2022		2023	2022	2023 from 2022
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
Gain on disposal of intangible assets, net	$(13,737)	$(5,776)	$(7,961)	138%	$(33,035)	$(9,329)	$(23,706)	254%
During the three months ended December 31, 2023, we exchanged our narrowband licenses for broadband licenses in 10 counties. In connection with the exchange, we recorded an estimated accounting cost basis of $17.1 million for the new broadband licenses and relinquished to the FCC narrowband licenses for those same 10 counties valued at $3.4 million. As a result, we recorded a $13.7 million non-monetary gain on disposal of the intangible assets on our Consolidated Statements of Operations for the three months ended December 31, 2023. During the nine months ended December 31, 2023, we exchanged our narrowband licenses for broadband licenses in 24 counties. In connection with the exchange, we recorded an estimated accounting cost basis of $41.3 million for the new broadband licenses and relinquished to the FCC narrowband licenses for those same 24 counties valued at $8.2 million. As a result, we recorded a $33.0 million non-monetary gain on disposal of the intangible assets on our Consolidated Statements of Operations for the nine months ended December 31, 2023.
During the three months ended December 31, 2022, we exchanged our narrowband licenses for broadband licenses in 25 counties. In connection with the exchange, we recorded an estimated accounting cost basis of $8.2 million for the new broadband licenses and relinquished to the FCC narrowband licenses for those same 25 counties valued at $2.4 million. As a result, we recorded a $5.8 million non-monetary gain on disposal of the intangible assets on our Consolidated Statements of Operations for the three ended December 31, 2022. During the nine months ended December 31, 2022, we exchanged our narrowband licenses for broadband licenses in 70 counties. In connection with the exchange, we recorded an estimated accounting cost basis of $13.1 million for the new broadband licenses and relinquished to the FCC narrowband licenses for those same 70 counties valued at $3.8 million. As a result, we recorded a $9.3 million non-monetary gain on disposal of the intangible assets on our Consolidated Statements of Operations for the nine months ended December 31, 2022. Refer to Note 4 Intangibles Assets in the Notes to the Unaudited Consolidated Financial Statements contained within this Quarterly Report for further discussion on the exchanges.

Gain on sale of intangible assets, net

	Three months ended December 31,		Aggregate Change		Nine months ended December 31,		Aggregate Change
(in thousands)	2023	2022	2023 from 2022		2023	2022	2023 from 2022
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
Gain on sale of intangible assets, net	$(32)	$—	$(32)	100%	$(7,364)	$—	$(7,364)	100%
During the three months ended December 31, 2023, we transferred to SDG&E the Imperial County broadband license. As a result, we recorded a $32 thousand gain on sale of intangible assets on our Consolidated Statements of Operations for the three months ended December 31, 2023. In addition, during the nine months ended December 31, 2023, we transferred to SDG&E the San Diego County broadband license and recorded a cumulative $7.4 million gain on sale of intangible assets on our Consolidated Statements of Operations for the nine months ended December 31, 2023. As part of the SDG&E Agreement, SDG&E has an option to pursue additional spectrum with us. In accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, we recorded a cumulative $4.9 million deferred gain on sale of intangible assets on our Consolidated Balance Sheets as of December 31, 2023, related to this option, which expires within 5 years of each delivery date. Refer to Note 4 Intangible Assets in the Notes to the Unaudited Consolidated Financial Statements contained within this Quarterly Report for further discussion on the sale of intangible assets.
Loss (gain) on disposal of long-lived assets, net

	Three months ended December 31,		Aggregate Change		Nine months ended December 31,		Aggregate Change
(in thousands)	2023	2022	2023 from 2022		2023	2022	2023 from 2022
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
Loss (gain) on disposal of long-lived assets, net	$3	$(21)	$24	-115%	$39	$1	$38	3839%
Loss (gain) on disposal of long-lived assets, net increased by $24 thousand, or -115%, to $3 thousand for the three months ended December 31, 2023 from $21 thousand for three months ended December 31, 2022. Loss (gain) on disposal of long-lived assets, net increased by $38 thousand, or 3839%, to $39 thousand for the nine months ended December 31, 2023 from $1 thousand for nine months ended December 31, 2022.
Interest income

	Three months ended December 31,		Aggregate Change		Nine months ended December 31,		Aggregate Change
(in thousands)	2023	2022	2023 from 2022		2023	2022	2023 from 2022
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
Interest income	$666	$409	$257	63%	$1,448	$670	$778	116%
Interest income increased by $0.3 million, or 63%, to $0.7 million for the three months ended December 31, 2023 from $0.4 million for three months ended December 31, 2022. Interest income increased by $0.8 million, or 116%, to $1.4 million for the nine months ended December 31, 2023 from $0.7 million for nine months ended December 31, 2022. The increase for both the three and nine months ended December 31, 2023 and 2022 was attributable to higher interest rates and higher cash balance.

Other income

	Three months ended December 31,		Aggregate Change		Nine months ended December 31,		Aggregate Change
(in thousands)	2023	2022	2023 from 2022		2023	2022	2023 from 2022
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
Other income	$31	$185	$(154)	-83%	$189	$232	$(43)	-19%
Other income decreased by $0.2 million, or -83%, to $31 thousand for the three months ended December 31, 2023 from $0.2 million for three months ended December 31, 2022. Other income (expense) decreased by $43 thousand, or -19%, to $0.2 million for the nine months ended December 31, 2023 from $0.2 million for nine months ended December 31, 2022.
Income tax expense

	Three months ended December 31,		Aggregate Change		Nine months ended December 31,		Aggregate Change
(in thousands)	2023	2022	2023 from 2022		2023	2022	2023 from 2022
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
Income tax expense	$1,338	$210	$1,128	537%	$1,743	$625	$1,118	179%
Income tax expense increased by $1.1 million, or 537%, to $1.3 million for the three months ended December 31, 2023 from $0.2 million for three months ended December 31, 2022. Income tax expense increased by $1.1 million, or 179%, to $1.7 million for the nine months ended December 31, 2023 from $0.6 million for nine months ended December 31, 2022. The change in income tax expense is a result of our inability to use some portion of federal and state NOL carryforwards against the deferred tax liability created by amortization of indefinite-lived intangible assets and the change in the state effective tax rate.
Liquidity and Capital Resources
Our principal source of liquidity is our cash and cash equivalents generated from customer contract proceeds. At December 31, 2023, we had cash and cash equivalents of $62.0 million.

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

Cash Flows from Operating, Investing and Financing Activities

	Nine months ended December 31,
(in thousands)	2023	2022
	(Unaudited)	(Unaudited)
Net cash provided by (used in) operating activities	$35,853	$(18,676)
Net cash provided by (used in) investing activities	$10,351	$(20,612)
Net cash used in financing activities	$(19,836)	$(8,825)
Net cash provided by (used in) operating activities.
Our principal source of cash provided by operating activities is our customer contract proceeds in the form of advanced payments. For spectrum lease agreements, we record these advanced payments as deferred revenue on our Consolidated Balance Sheets and recognize revenue over the term of the lease, which is typically 20 to 30 years. For spectrum sale agreements, we record advanced payments as a contingent liability on our Consolidated Balance Sheets and derecognize this liability upon closing of the sale along with recording a gain or loss on sale. In addition, our cash flows will reflect a non-cash gain or loss on disposal of intangible assets for the difference in cost basis as we exchange narrowband licenses for broadband licenses. We expect net cash provided by (used in) operating activities to be affected by the progress on our customer agreements as well as changes in other operating assets and liabilities. The following represents our changes in net cash provided by (used in) operating activities for the nine months ended December 31, 2023 and 2022.
Net cash provided by operating activities was approximately $35.9 million in the nine months ended December 31, 2023. The net cash provided by operating activities in the nine months ended December 31, 2023 was primarily due to the following:
•$0.3 million net income, offset by the following non-cash activity:
◦increase of $0.7 million for depreciation and amortization as a result of assets placed in service during the year;
◦increase of $12.0 million in stock-based compensation expense due to additional grants awarded; and
◦decrease of $33.0 million related to the non-monetary gain on disposal of intangible assets in connection with our exchange of narrowband licenses for broadband licenses;
◦decrease of $7.4 million related to the gain on sale of intangible assets in connection with our delivery of the agreed upon 900 MHz Broadband Spectrum;
•$15.0 million increase in contingent liability related to the LCRA Agreement;
•$46.3 million increase in deferred revenue due to $49.2 million cash proceeds from our 900 MHz Broadband Spectrum customer prepayments offset by $2.9 million in revenue recognition in connection with the delivery of cleared 900 MHz Broadband Spectrum.
Net cash used in operating activities was approximately $18.7 million in the nine months ended December 31, 2022. The net cash used in operating activities in the nine months ended December 31, 2022 was primarily due to the following:
•$31.9 million net loss, offset by the following non-cash activity:
◦increase of $1.1 million for depreciation and amortization as a result of assets placed in service during the year;
◦increase of $13.4 million in stock-based compensation expense due to additional grants awarded;
◦decrease of $9.3 million related to the non-monetary gain on disposal of intangible assets in connection with our exchange of narrowband licenses for broadband licenses;
•$0.2 million increase in contingent liability related to the SDG&E Agreement
•$6.7 million increase in deferred revenue due to $8.0 million cash proceeds from our 900 MHz Broadband Spectrum customer prepayments offset by $1.3 million in revenue recognition in connection with the delivery of cleared 900 MHz Broadband Spectrum.
Net cash provided by (used in) investing activities.
Our principal outflow of cash used in investing activities is our purchases of intangible assets, including refundable deposits, which represent our spectrum clearing efforts as we work toward the conversion from narrowband to broadband spectrum. The purchases of intangible assets may be offset by current period cash proceeds from the sale of intangible assets, with a potential non-cash derecognition of the contingent liability for any proceeds received and recognized in operating activities in a prior period. We expect net cash provided by (used in) investing activities to be affected by the timing of our spectrum clearing efforts and the closing of our sale transactions and the related transfer of broadband licenses. The following represents our changes in net cash provided by (used in) investing activities for the nine months ended December 31, 2023 and 2022.
Net cash provided by investing activities was $10.4 million for the nine months ended December 31, 2023, as compared to net cash used in investing activities of $20.6 million for the nine months ended December 31, 2022. For the nine months ended December 31, 2023, net cash provided by investing activities was primarily from the $25.4 million sale of spectrum related to our transfer of the San Diego County and Imperial County broadband license to SDG&E partially offset by payments made to acquire, swap or retune wireless licenses in markets across the United States. For the nine months ended December 31, 2022, net cash used in investing activities was primarily from payments made to acquire, swap or retune wireless licenses in markets across the United States.
Net cash used in financing activities.
Our principal outflow of cash used in financing activities is a result of our equity transactions, including repurchases of common stock and taxes and fees associated with the issuance of restricted stock awards, offset by proceeds from stock options exercised in the period. We expect net cash used in financing activities to be affected by the timing of future equity transactions including the timing of our repurchases of common stock. The following represents our changes in net cash used in financing activities for the nine months ended December 31, 2023 and 2022.
Net cash used in financing activities was $19.8 million for the nine months ended December 31, 2023, as compared to $8.8 million for the nine months ended December 31, 2022. For the nine months ended December 31, 2023, net cash used in financing activities was primarily from the repurchase of common stock of $18.7 million, payments of withholding tax on net issuance of restricted stock of $1.1 million. For the nine months ended December 31, 2022, net cash used in financing activities was primarily from the repurchase of common stock of $8.2 million, payments of withholding tax on net issuance of restricted stock of $1.5 million, partially offset by the proceeds from stock option exercises of $0.9 million.
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
We are obligated under certain lease agreements for office space with lease terms expiring on various dates from October 31, 2024 through January 31, 2029, which includes a three to ten-year lease extension for our corporate headquarters. We have also entered into multiple lease agreements for tower space related to our historical TeamConnect business and in connection with obtaining spectrum licenses. The lease expiration dates range from February 29, 2024 to December 18, 2030. Total estimated payments for these lease agreements are approximately $6.4 million (exclusive of real estate taxes, utilities, maintenance and other costs borne by us). In addition to the lease payments for our tower space, we also have an obligation to clear the tower site locations, for which we recorded an asset retirement obligation (the “ARO”). Total estimated payments as a result of the ARO is approximately $0.6 million.
Xcel Energy Guaranty
In October 2022, we entered into an agreement with Xcel Energy providing Xcel Energy dedicated long-term usage of our 900 MHz Broadband Spectrum for a term of 20 years throughout Xcel Energy’s service territory in eight states the Xcel Energy Agreement. In connection with Xcel Energy Agreement, we entered into a guaranty agreement, under which we guaranteed the delivery of the relevant 900 MHz Broadband Spectrum and the associated broadband licenses in Xcel Energy’s service territory in eight states along with other commercial obligations. In the event of default or non-delivery of the specific territory’s 900 MHz Broadband Spectrum, we are required to refund payments we have received. In addition, to the extent Anterix has performed any obligations, our liability and remaining obligations under the Xcel Energy Agreement will extend only to the remaining unperformed obligations. We recorded $50.3 million in deferred revenue in connection with the prepayments received as of December 31, 2023. We commenced delivery of the relevant cleared 900 MHz Broadband Spectrum and the associated broadband licenses in the first quarter of fiscal year 2024 and will continue through 2029. The revenue recognized for the three and nine months ended December 31, 2023, was approximately $0.7 million and $1.1 million, respectively. As of December 31, 2023, the maximum potential liability of future undiscounted payments under this agreement is approximately $49.2 million.
Share Repurchase Program
In September 2021, our Board authorized a share repurchase program (the “2021 Share Repurchase Program”) pursuant to which we may repurchase up to $50.0 million of our common stock on or before September 29, 2023. We repurchased and subsequently retired a total of $33.9 million of our common stock under the 2021 Share Repurchase Program, including $10.7 million during fiscal year 2024. On September 21, 2023, our Board authorized the new 2023 Share Repurchase Program pursuant to which we may repurchase up to $250.0 million of our common stock on or before September 21, 2026. The Company repurchased and subsequently retired a total of $8.0 million of the Company’s common stock under the 2023 Share Repurchase Program during fiscal year 2024. We may repurchase shares of our common stock via the open market and/or privately negotiated transactions. Repurchases will be made in accordance with applicable securities laws and may be effected pursuant to Rule 10b5-1 trading plans. The manner, timing and amount of any share repurchases will be determined by us based on a variety of factors, including proceeds from customer contracts, the timing of which is unpredictable, as well as general business and market conditions, our capital position, and other strategic considerations. The 2023 Share Repurchase Program does not obligate us to repurchase any particular amount of our common stock.
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. Excise tax accrued for the three and nine months ended December 31, 2023 was approximately $74 thousand and $118 thousand, respectively.
The following table presents the share repurchase activity for the three and nine months ended December 31, 2023 and 2022 (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Number of shares repurchased and retired	230	106	563	216
Average price paid per share*	$34.77	$33.11	$33.62	$47.05
Total cost to repurchase	$7,971	$3,498	$18,706	$8,223
*Average price paid per share includes costs associated with the repurchases.
As of December 31, 2023, $242.0 million is remaining under the share repurchase program.
Off-balance sheet arrangements
As of December 31, 2023 and March 31, 2023, we did not have and do not have any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
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

Inflation Risk
Inflationary factors may adversely affect our operating results. As a result of recent increases in inflation, certain of our operating expenses have increased. Additionally, although difficult to quantify, we believe that the current macroeconomic environment, including inflation, could have an adverse effect on our target customers’ businesses, which may harm our commercialization efforts and negatively impact our revenues. Continued periods of high inflation could have a material adverse effect on our business, operating results and financial condition if we are not able to control our operating costs or if our commercialization efforts are slowed or negatively impacted, continued periods of high inflation could have a material adverse effect on our business, operating results and financial condition.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers.
The following table provides information with respect to purchases of our common stock by the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended December 31, 2023.
Issuer Purchases of Equity Securities (1)
(in thousands except for share and per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs
October 1, 2023 through October 31, 2023
Open market and privately negotiated purchases	—	$—	—	$250,000
November 1, 2023 November 30, 2023
Open market and privately negotiated purchases	40,599	32.34	40,599	248,687
December 1, 2023 through December 31, 2023
Open market and privately negotiated purchases	189,008	35.12	189,008	242,029
Total	229,607	$34.77	229,607	$242,029
(1)On September 29, 2021, our Board authorized a share repurchase program pursuant to which we may repurchase up to $50.0 million of our outstanding shares of common stock on or before September 29, 2023. We repurchased and subsequently retired a total of $33.9 million of our common stock under the 2021 Share Repurchase Program, including $10.7 million during fiscal year 2024. On September 21, 2023, our Board authorized the new 2023 Share Repurchase Program pursuant to which we may repurchase up to $250.0 million of our common stock on or before September 21, 2026. The Company repurchased and subsequently retired a total of $8.0 million of the Company’s common stock under the 2023 Share Repurchase Program during fiscal year 2024. We may repurchase shares of our common stock via the open market and/or privately negotiated transactions. Repurchases will be made in accordance with applicable securities laws and may be effected pursuant to Rule 10b5-1 trading plans. The manner, timing and amount of any share repurchases will be determined by us based on a variety of factors, including proceeds from customer contracts, the timing of which is unpredictable, as well as general business and market conditions, our capital position, and other strategic considerations. The 2023 Share Repurchase Program does not obligate us to repurchase any particular amount of our common stock.
(2)Average price paid per share includes cost associated with the repurchases.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Director and Executive Officer Trading

During the three months ended December 31, 2023, Timothy Gray, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K) on November 30, 2023. The maximum plan provides for the potential exercise of up to 50,000 stock options and sales of underlying shares of the Company’s common stock. The Plan is set to expire on May 14, 2024 or on such earlier date that all transactions under the trading plan are completed. The options covered by Mr. Gray’s Rule 10b5-1 Plan will expire on May 14, 2024. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). Mr. Gray’s Rule 10b5-1 Plan was adopted and precleared in accordance with the Company’s Insider Trading Policy and actual sale transactions made pursuant to such trading arrangements will be disclosed publicly in future Section 16 filings with the SEC.

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

Anterix Inc.

Date: February 14, 2024	/s/ Robert H. Schwartz
Robert H. Schwartz
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2024	/s/ Timothy A. Gray
Timothy A. Gray
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)