Form 10-K
period 2024-03-31
Anterix Inc.
filed 2024-06-26
CIK 1304492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-K
______________________________________________
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2024
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

The aggregate market value of the registrant’s voting common and non-voting stock held by non-affiliates of the registrant based on the closing stock price of its common stock on the Nasdaq Capital Market on September 30, 2023 (the last business day of its most recently completed second fiscal quarter) was $410,855,335. For purposes of this computation only, all executive officers, directors and 10% or greater stockholders have been deemed affiliates of the registrant.

As of June 21, 2024, 18,569,297 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2024 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K where indicated. Such definitive proxy statement will be filed with the Securities and Exchange Commission no later than 120 days following the end of the registrant’s fiscal year ended March 31, 2024.

Anterix Inc.
FORM 10-K
For the fiscal year ended March 31, 2024

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
5 x 5 or 10 MHz: The broadband segment of the 900 MHz band (896 - 901 / 935 - 940) is authorized for a total of 10 MHz of spectrum, with 5 MHz designated for uplink transmissions and 5 MHz for downlink transmissions.
3GPP: The 3rd Generation Partnership Project is the standards organization that develops protocols for mobile telecommunications, such as Radio Access Networks, Services and Systems Aspects, and Core Network and Terminals.
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
900 MHz: The 900 MHz band frequency ranges between 896 - 901 / 935 - 940.
900 MHz Broadband Spectrum or 900 MHz Broadband Segment: The 900 MHz band authorized for broadband (897.5 - 900.5 / 936.5 - 939.5).
Anti-Windfall Payment: A payment to the U.S. Treasury from a 900 MHz broadband applicant, if the applicant relinquishes less than 6 MHz (or 240 channels) of spectrum for any full or fractional MHz less than 6 MHz. The payment is based on the 600 MHz Auction prices for the Partial Economic Area in which the county applied for by the broadband applicant is included.
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
Demonstrated Intent: Demonstrated Intent is a quantitative and fact based scorecard that combines public and private data which measures customers intent to move forward with 900 MHz Broadband Spectrum.
Eligibility Certification: A document certified by an independent third party approved by the FCC as part of the broadband application that lists the licenses the applicant holds in the 900 MHz band to demonstrate that it holds the licenses for more than 50% of the total licensed 900 MHz spectrum for the relevant county, including credit for spectrum contained in a contract to acquire any covered incumbents filed on or after March 14, 2019 (i.e., the 50% Licensed Spectrum Test) and that the applicant has secured or holds licenses for 90% or more of the total licensed 900 MHz Broadband Spectrum in a particular county and within 70 miles of the county’s boundaries, including credit for spectrum included in a contract to acquire, relocate or protect any covered incumbents or application filed on or after March 14, 2019 (i.e., the 90% Broadband Spectrum Test).
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
Licensed Channel: Any of the 399 12.5 kHz narrowband 900 MHz channels for which there is a current, active FCC license to an existing entity. Not all 900 MHz channels are currently licensed as some channels are held in the FCC inventory. The FCC will provide credit to the broadband applicant for incumbent channels cancelled pursuant to a contract with the broadband applicant.

Mandatory Retuning: A process by which a 900 MHz broadband licensee can mandatorily relocate a Covered Incumbent to channels outside of the 900 MHz Broadband Segment if the replacement channels provide comparable facilities to the Covered Incumbent’s existing system and the broadband licensee pays all reasonable retuning costs.
MTA: Major Trading Area; service areas based on the Rand McNally 1992 Commercial Atlas & Marketing Guide, that define 900 MHz SMR geographic licenses.
Narrowband Channel: A 900 MHz 25 kHz bandwidth channel.
PLTE: A private long-term evolution wireless network that is deployed and controlled specifically for the benefit of one organization. Only users authorized by that organization have access to the network. The organization determines coverage, network performance, access and priority, the appropriate service level required for operations, specific cyber and physical security specifications and policies required for the network.
Retuning: Modifying a Covered Incumbent’s narrowband system to operate on channels outside the 900 MHZ Broadband Segment established by the Report and Order.
Swapping: Exchanging narrowband channels outside the 900 MHz Broadband Segment for the broadband segment channels held by a Covered Incumbent.
Transition Plan: A document filed as part of the broadband application that demonstrates that the broadband license applicant holds, or has agreements to acquire, relocate or protect, at least 90% of the licensed channels in the 900 MHz Broadband Segment of Covered Incumbents in or within 70 miles of the county (i.e., the 90% Broadband Segment Test).

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
Various statements contained in this Annual Report on Form 10-K (the “Annual Report”), including those that express a belief, expectation, or intention, as well as those that are not statements of historical fact, are forward-looking statements. Our forward-looking statements are generally, but not always, accompanied by words such as, but not limited to, “aim,” “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend” “may,” “might,” “ongoing,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or phrases, or the negative of those expressions or phrases, or other words that convey the uncertainty of future events or outcomes, which are intended to identify forward-looking statements, although not all forward-looking statements contain these words. We have based these forward-looking statements on our current expectations, guidance and projections and related assumptions, about future events and financial trends. While our management considers these expectations, guidance, projections and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. There can be no assurance that actual developments will be as we anticipate. Actual results may differ materially from those expressed or implied in these statements as a result of significant risks and uncertainties, including, but not limited to:
•our ability to qualify for and obtain broadband licenses in a timely manner or at all from the FCC in accordance with the requirements of the Report and Order approved by the FCC on May 13, 2020 (the “Report and Order”);
•our ability to successfully commercialize our spectrum assets to our targeted utility and critical infrastructure customers on a timely basis, including those customers that are above the Demonstrated Intent threshold, and on commercially favorable terms, including our ability to monetize our spectrum on financial terms consistent with our business plan and assumptions;
•our ability to develop, market and sell new products and services, in addition to our spectrum assets, to our targeted and critical infrastructure customers;
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
•our ability to retune, protect or acquire Covered Incumbent narrowband licenses, including Complex Systems, in a timely manner and on commercially reasonable terms, or at all;
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
•our ability to successfully compete against third parties who offer spectrum and communication technologies, products and solutions to our targeted customers;
•our ability to retain executive officers and key personnel and attract, retain and motivate qualified talent;
•our ability to successfully manage our planned growth;
•the ability to develop and sustain a robust market for our common stock;
•we may not be able to predict, influence or control factors that may cause volatility of our common stock price or cause the value of our common stock to decline;
•the expected timing, the amount of repurchases and the related impact to our common stock relating to our share repurchase program; and
•how the concentrated ownership of our common stock may limit other stockholders’ ability to influence corporate matters.
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
•the clearing process established by the FCC in the Report and Order, which exempts Complex Systems from mandatory retuning, may not allow us to retune or relocate incumbents in a timely manner and on commercially reasonable terms, or at all;
•we may not be able to qualify for or utilize the Mandatory Retuning process established by the Report and Order to clear incumbents in a timely manner;
•we may not be successful in commercializing our spectrum assets to our targeted utility and critical infrastructure customers on a timely basis, including those customers that are above the Demonstrated Intent threshold, and on commercially favorable terms, including our ability to monetize our spectrum on financial terms consistent with our business plan and assumptions;
•we may not be successful in developing, marketing, selling, and deploying new products and services to our targeted utility and critical infrastructure customers;
•our commercial agreements with our customers are subject to contingencies and obligations, including the delivery of cleared spectrum and broadband licenses on a timely basis, and as a result, there is no assurance that we will receive payments from such customers in the amounts and on the timeline we currently expect, or that any payments we have received to date will not be subject to repayment, or that we will not be subject to contract claims, including rights of termination;
•we have limited operating history with our current business plan, which makes it difficult to evaluate our prospects and future financial results and our business activities, therefore our strategic approaches and plans may not be successful;
•our customers’ initiatives with the federal and state agencies and commissions that regulate electric utilities may not be successful, which may impact our commercialization efforts;
•we may not be able to maintain any narrowband and broadband licenses that we own and/or obtain from the FCC;
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
•we may not be successful in the petition filed with the FCC to expand the 900 MHz Broadband Segment from 6 MHz to 10MHz;
•we may not generate funds through our commercialization operations as planned or correctly estimate our operating expenses, future cash proceeds or future revenues, which could lead to cash shortfalls, and may prevent us from returning capital to our stockholders and require us to secure additional financing;
•our customers to date have preferred to prepay their license fees, resulting in operating cash flows that are significantly disproportionate to our revenue and legal restrictions may limit our ability to return capital to our stockholders;
•several of the third parties who offer spectrum and communication technologies, products and solutions to our targeted customers have existing long-term relationships with these targeted customers and have significantly more resources and greater political and regulatory influence than we do, and we may not be able to successfully compete with these third parties;
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
•the expected timing and amount of repurchases and the related impact to our common stock relating to our share repurchase program;
•concentration of ownership will limit our stockholders’ ability to influence corporate matters; and

•adverse market conditions, including as the result of wars and inflation, may adversely affect our business and our commercialization efforts.

PART I.
Item 1. Business
Overview
Anterix Inc (“Anterix,” “we,” “our,” or the “Company”) is the utility industry’s partner, empowering enhanced visibility, control and security for a modern grid. Our vision is to deliver secure, scalable solutions enabled by private wireless broadband connectivity, for the benefit of utilities and the communities that they serve. As the largest holder of licensed spectrum in the 900 MHz band (896-901/935-940 MHz) throughout the contiguous United States, plus Hawaii, Alaska and Puerto Rico, we are uniquely positioned to deliver solutions that support secure, resilient and customer-controlled operations. We are focused on commercializing our spectrum assets and expanding the benefits and solutions we offer to enable our targeted utility and critical infrastructure customers to deploy private broadband networks.
Fiscal 2024 Highlights and Accomplishments
•Yielded positive cash flows primarily due to $106.5 million received in contracted cash proceeds from our customers
•Entered into a $30.0 million spectrum sale agreement with Lower Colorado River Authority (“LCRA”)
•Entered into a $34.5 million spectrum lease agreement with Tampa Electric Company (“TECO”)
•Transferred the San Diego County and Imperial County broadband licenses to San Diego Gas & Electric Company and recorded a $7.4 million gain on sale of intangible assets
•Exchanged narrowband for broadband licenses in 28 counties and recorded a $35.0 million gain
•Repurchased 735,646 shares of our stock to return capital to our stockholders for a total of $24.7 million
•Successfully led and completed initiatives in 3GPP to secure enhancements to the US 900 MHz Broadband Spectrum to benefit our customers, including the designation of a new Band 106 and n106, both for long-term evolution (“LTE”) and 5G
•Initiated a petition with the FCC aimed at expanding the current paired 3 x 3 MHz broadband segment to a paired 5 x 5 MHz broadband segment within the 900 MHz band
Our Business Strategy
Our strategy is to provide transformative broadband solutions for critical infrastructure industries and enterprises including private wireless connectivity on 900 MHz spectrum and next-generation communications platforms. We support digital transformations, infrastructure modernization, and cybersecurity strategies that will enable the new standard for security, performance and safety. Leveraging Anterix solutions, critical infrastructure customers can tackle their most impactful opportunities, unlocking applications from analytics to automation to edge monitoring and artificial intelligence. Together with Anterix, customers can build solutions that will scale and evolve with business needs. To that end, we are pursuing a two-pronged strategy focused on: (i) converting our nationwide narrowband 900 MHz spectrum position into valuable broadband spectrum; and (ii) offering long-term leasing of broadband spectrum or other creative solutions in complex system areas to monetize spectrum coupled with platform services and solutions to utility and critical infrastructure enterprises nationwide.
Our Spectrum Assets
Our spectrum is our most valuable owned asset. We hold licenses nationwide, over 52% of the 900 MHz band in the United States. However, where spectrum is the highest priced, top 20 metropolitan market areas in the United States which cover approximately 38% of the U.S. population, we hold on average more than 6 MHz worth of spectrum. We acquired the majority of our 900 MHz spectrum and certain related equipment from Sprint in September 2014.
In the 900 MHz band, the FCC historically allocated approximately 10 MHz of spectrum, sub-divided into 40 10-channel blocks (for a total of 399 contiguous channels) alternating between blocks designated for the operation of Specialized Mobile Radio (“SMR”) commercial systems and blocks designated for B/ILT, with the FCC’s rules also enabling B/ILT licenses to be converted to SMR use. Subsequently, the FCC conducted overlay auctions on the SMR designated blocks that awarded geographic-based licenses on an MTA basis while affording operational protection to incumbent, site-based licensees in those areas. Certain MTA licenses were not purchased at auction and have been returned to the FCC. In addition, the FCC never auctioned the 20 blocks of B/ILT spectrum in some parts of the United States, therefore no users acquired site-based licenses utilizing this spectrum. As a result, the FCC is currently holding over 24% of 900 MHz narrowband spectrum in its inventory in most counties throughout the United States.
Broadband licenses
As of March 31, 2024, we were cumulatively granted by the FCC broadband licenses for 133 counties. As a result, we relinquished to the FCC our narrowband licenses and made the necessary Anti-Windfall Payments for the same 133 counties, as required by the Report and Order. During fiscal year 2024, we transferred 2 FCC broadband licenses to our customer pursuant to the terms of our spectrum sale agreement. As of March 31, 2024, we held 131 FCC broadband licenses.

Converting our Nationwide Narrowband 900 MHz Spectrum Position to Broadband
Converting our spectrum from narrowband to broadband licenses nationwide is a foundational component of our two-pronged strategy as it provides the underpinning for achieving our business strategy. To achieve this conversion, we are focused on intentionally clearing incumbents out of the broadband license segment and obtaining broadband licenses in counties (i) which we have customer contracts, (ii) where we believe we have near-term commercial prospects, or (iii) may be strategically advantageous to achieve optimum costs for broadband licenses over time.
Secure Broadband Licenses
In the Report and Order, the FCC chose to make counties the “base unit of measure” for calculating whether an entity is eligible to hold a broadband license. As a result of this decision and our extensive accumulated spectrum holdings, Anterix—and only Anterix—is an essential party in every one of the nation’s 3,233 counties. And while we intend to continue to prioritize our spectrum transactions in areas where we have customer opportunities, we also plan to pursue spectrum transactions opportunistically to recognize a positive return on our investments in spectrum clearing costs. We have been proactive in this effort and to date have completed, and intend to continue to pursue, spectrum transactions to support our efforts to satisfy the broadband license Eligibility Certification requirements.
Clear Covered Incumbents
We have been proactive in our clearing efforts in preparation for the broadband licensing process. Our dedicated clearing team is focused on negotiating agreements to move Covered Incumbents from the broadband segment of the 900 MHz spectrum band to the segments allocated for continued narrowband operations within the 900 MHz band or out of 900 MHz band entirely. Our team has worked with Covered Incumbents and negotiated and contracted approximately three quarters of the transactions required, inclusive of three Complex Systems, to clear the licensed 900 MHz Broadband Segment channels.
Deploying our Commercial Business Offering
With the initial Report and Order completed and the work Anterix has done since then to pave the way for the deployment of broadband in the 900 MHz band, we have moved into the second key prong of our strategy of establishing our commercial position and accelerating adoption of our principal commercial business offering. We are implementing this strategy through:
•targeted outreach and education by our sales, marketing, business development, commercial operations and industry government affairs organizations;
•participating in the Utilities Broadband Alliance (“UBBA”), other industry associations and industry events;
•attracting vendors to the Anterix Active Ecosystem Program (“AAEP”); and
•launching our Utility Strategic Advisory (“USAB”).
UBBA membership currently includes 34 electric utilities among its nearly 106 members. The AAEP includes participation of over 100 leading technology companies that provide deployment and application solutions for private broadband targeting our Nation’s electric grid innovators. We launched the AAEP to foster, strengthen, and expand the landscape of 900 MHz devices, services and solutions. Participation from the broad range of technology innovators will bring extensive value to utilities and other critical infrastructure providers who deploy PLTE.
The primary intent of our business is to lease the broadband licenses we secure to customers for long term-leases (generally 20 years or longer) containing additional long-term renewal options. Based upon our analysis and discussions with current and potential customers to date, we are seeing strong and growing indications of Demonstrated Intent for PLTE networks using 900 MHz spectrum. To fulfill our business offering, we will be responsible for the costs of securing the broadband licenses from the FCC, including the costs of clearing and meeting the broadband Eligibility Certification requirements. By contrast, we expect that most of our customers will bear the costs of deploying and operating their private broadband networks, technologies and solutions. And, beyond our principal commercial business offering, we are also exploring additional opportunities to offer electric utility companies additional value-added solutions and services to support their network deployments and operations, and grid modernization initiatives.
Accordingly, our approach to driving the second key prong of our strategy includes: 1) advancing our potential customers through the pipeline by assisting them with their decisions and evaluation process of private wireless networks; 2) encouraging federal and state agencies to support the investment and deployment of PLTE solutions in the 900 MHz band by utilities and critical infrastructure companies; 3) participating in demonstrations and tests with laboratories such as National Renewable Energy Lab (“NREL”), Pacific Northwest National Lab and National Institute of Standards and Technology (“NIST”) to validate the benefits of PLTE systems; 4) developing expanded value-added business offerings; 5) enabling and growing the AAEP; 6) participating in UBBA and other relevant industry associations to promote our solution; and 7) continually evaluating potential opportunities to expand the application of private wireless broadband networks built on 900 MHz Broadband Spectrum.

Continue to Build the Customer Pipeline
Our sales and support teams are actively working with many of the largest Investor Owned Utilities (“IOU”). More specifically, these teams are working in coordination with representatives from our target customers, LTE infrastructure vendors, end-user device manufacturers, system integrators and other technology companies in addition to responding to Requests for Information (“RFI”), Requests for Proposals (“RFP”) and requests to support technology trials related to using our 900 MHz spectrum for broadband services. Currently, there are five experimental licenses granted to non customer utilities and six experimental licenses to other vendors and labs to showcase and promote 900 MHz Broadband Spectrum.
Build Support with Federal and State Agencies
The vast majority of our targeted critical infrastructure customers are highly regulated by both federal and state agencies. Electric utilities, for example, may be regulated by the Federal Energy Regulatory Commission, the Public Utilities Commissions within the states they serve and/or other state and municipal governance or regulatory bodies. Other agencies that guide utility regulations include the Department of Energy, the Department of Homeland Security, and NIST, as well as regional transmission organizations and independent system operators. We are working with each of these agencies to educate them about the security, reliability and priority access benefits that private broadband wireless networks, technologies and solutions can offer to utilities. We are also working with a number of state agencies and commissions who regulate electric utilities and have a strong influence over electric utility investment decisions. Our goal with these stakeholders is to ensure they have the right information and are properly educated on the immense benefits of utility-scale private wireless broadband networks for end-use customers so they can confidently approve investments made by utilities including the costs of leasing of our spectrum assets and deploying private broadband LTE networks, technologies and solutions into their respective rate making filings. Their understanding and appreciation that utility control of communications for grid modernization programs enhances the utilities’ ability to provide safe, secure, reliable and resilient electricity for ratepayers is essential. When included in rate bases, utilities are permitted to recover costs and earn a customary rate of return on these prudent investments.
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
Identify and Evaluate New Opportunities for Our Spectrum
The wireless communications industry is highly competitive and subject to rapid regulatory, technological and market changes. A key part of our business strategy is to continually monitor changes in the wireless industry and to evaluate how these changes could enable us to maximize the value of our spectrum assets. Additionally, although we are initially focusing on the electric utility industry, we have identified other customer groups, including ports, railroads, water, oil and gas facilities, and mining operations, where we believe there is both customer demand and a good fit for the private wireless broadband networks, technologies, and solutions that our spectrum assets could support. As proof of the potential demand for and value of our spectrum assets, two of the most recent FCC broadband spectrum auctions exceeded consensus valuation estimates and brought in the first and third highest auction proceeds ever for the U.S. Treasury. Additionally, T-Mobile has recently agreed to purchase 600 MHz broadband spectrum from entities that hold broadband spectrum licenses for values that far exceeded the price paid for these broadband spectrum licenses at FCC auction, which we believe demonstrates the continued demand for licensed broadband spectrum.
CatalyX
CatalyX is the first AAEP commercial service on our integrated platform. CatalyX is a turnkey connectivity management solution that helps utilities realize the benefits of private broadband networks, while leveraging commercial broadband networks. CatalyX simplifies connectivity management by integrating state-of-the-art SIM technology, device SIM management, and private to public roaming to deliver the flexibility and security that utilities require.
Utilities can now efficiently and securely deploy and manage smart grid devices on a private network while optimizing broadband coverage in their service territories. CatalyX provides control and visibility of devices, whether they are connected to the private or public radio access network. With CatalyX, utilities can manage each device SIM remotely, which can reduce operational costs and risks. Through a single dashboard, all aspects of device connectivity can be monitored and managed including connecting to both public and private networks. Utilities can achieve available coverage at various service locations, by connecting to their PLTE network, or roaming on multiple carrier commercial networks.

Enable the Anterix Active Ecosystem with U.S. Band 8
Our spectrum assets are located in the international 3GPP global standard Band 8 channel which is a frequency division duplex pair assigned to the 880 - 915 / 925 - 960 MHz spectrum bands. This pairing is aligned for use with both 4G and 5G technologies and is currently being utilized with commercial LTE and 5G broadband networks globally in Asia, Europe, and other parts of the world. Our efforts are ongoing to facilitate continued adoption of 900 MHz Band 8 radio access network equipment and end-user devices in the U.S. by working with chipmakers and module and device vendors to help ensure that customers who deploy 900 MHz for private wireless networks have timely access to 3GPP standards-compliant Band 8 devices that meet the technical operating specifications established in the FCC’s Report and Order. We also worked with an FCC certification testing lab to develop testing protocols to enable quick certification of devices for use in the United States. The benefit of working with a global standard is that many existing devices, network components, and solutions are well suited for the working environment of our targeted critical infrastructure and enterprise customers. Global standards also provide an LTE path for technology, ensuring forward and backward compatibility, all these benefits therefore extend to Anterix customers. Additionally, we successfully led and completed initiatives in 3GPP to secure enhancements to the US 900 MHz spectrum to benefit our customers, including the designation of a new band, both for LTE and 5G, as well as a transition to 5G, which received worldwide wireless industry support. 3GPP is approved and will incorporate Band 106 and n106, designated for LTE and 5G respectively, as a subset of Band 8 in the US.
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
The electric utility industry is undergoing a fundamental transformation. Grid modernization efforts and the drive to reduce carbon emissions have disrupted the need for utilities to build new large-scale, centralized facilities. Today, power is generated by smaller, more geographically distributed facilities that can switch from a power producer to a recipient of power generated by a variety of other disparate sources, including wind and solar installations. Grid architecture must now accommodate end-users that are both generators and consumers, converting back and forth rapidly and carrying power in both directions, something the existing grid was not originally designed to handle. Technological advancements have produced sensors and smart devices to enable the new two-way grid and offer operators the ability to control and run the grid efficiently, safely and reliably. The legacy communications systems utilized by many utilities have increasing interference and/or higher cyber threats, are not designed to handle this new data load, are inefficient and costly to maintain, and, in many cases, have associated equipment that is approaching end of life. The 900 MHz private wireless network allows utilities to have full control of the design, construction, and operation of their network. Utility mission-critical applications are prioritized, even in situations when other networks become overloaded or experience disruptions. Such control fosters heightened efficiency, resiliency, security, and responsiveness. This is more relevant than ever in light of recent extreme weather events.
Commercial Success
We have invested in building our business development, sales, marketing and other supporting teams, which include both external and internal resources, to help foster our evolving customer relationships in furtherance of growing and maturing our pipeline. Since the FCC’s issuance of the Report and Order, our sales and marketing efforts have been focused on pursuing spectrum lease arrangements, creative spectrum solutions in markets where Complex Systems exist and introducing our integrated platform solutions to our targeted utility and critical infrastructure customers.
Our business development, sales and marketing organizations exercise the following three key methods to grow and mature our pipeline: (i) direct account-based sales and marketing efforts to our targeted customers; (ii) regulatory outreach and support; and (iii) industry trade organization collaboration. These efforts are enhanced with sales and marketing partnerships with a variety of third parties, such as integrators and technology and equipment vendors, with whom we will seek active promotion of our broadband spectrum assets and support for our broadband spectrum assets with their products, technologies, solutions and services. Additionally, our senior executives, engineering, technology, commercial operations and marketing teams support our sales efforts through presentations, branded participation through sponsorships and speaking engagements at major trade events, associations and organizations, customer meetings, collateral, and product demonstrations to expand our reach and brand awareness.

Long-Term Leases of 900 MHz Broadband Spectrum
Ameren Agreements
In December 2020, we entered into our first long-term 900 MHz Broadband Spectrum lease agreements (the “Ameren Agreements”) covering Ameren’s service territories. The Ameren Agreements will enable Ameren to deploy a PLTE network in its service territories in Missouri and Illinois, covering approximately 7.5 million people. Each Ameren Agreement is for an initial term of 30 years with a 10-year renewal option for an additional payment. In August 2021, the FCC granted the first 900 MHz broadband licenses to us for several counties in Ameren’s service territory, for which the Ameren Agreements were also subsequently approved by the FCC. The scheduled prepayments for the 30-year initial terms of the Ameren Agreements total $47.7 million, of which $0.3 million we received in February 2021, $5.4 million in September 2021 and $17.2 million in October 2021. The prepayments received to date encompass the initial upfront payment(s) due upon signing of the Ameren Agreements and payments for delivery of the relevant 1.4 x 1.4 MHz cleared spectrum in several metropolitan counties throughout Missouri and Illinois, in accordance with the terms of the Ameren Agreements. The remaining prepayments of $24.8 million, excluding potential penalties, for the 30-year initial term are due by mid-2026, per the terms of the Ameren Agreements and as we deliver the relevant cleared 900 MHz Broadband Spectrum and the associated broadband leases. The Ameren Agreements are subject to customary provisions regarding remedies for non-delivery, including refund of amounts paid and termination rights if we fail to perform our contractual obligations, including failure to deliver the relevant cleared 900 MHz Broadband Spectrum in accordance with the terms of the Ameren Agreements. We are working with the remaining incumbents to clear the 900 MHz Broadband Spectrum allocation in Ameren’s service territory. In accordance with ASC 606 Revenue from Contracts with Customers, the payments of prepaid fees under the Ameren Agreements will be accounted for as deferred revenue on our Consolidated Balance Sheets. Revenue will be recognized over time as the performance obligations of clearing the 900 MHz Broadband Spectrum and the associated broadband leases are delivered by respective county, over the contractual term of approximately 30-years.
Evergy Agreement
In September 2021, we entered into a long-term lease agreement of 900 MHz Broadband Spectrum with Evergy, (the “Evergy Agreement”). The Evergy service territories covered by the Evergy Agreement are in Kansas and Missouri with a population of approximately 3.9 million people. The Evergy Agreement is for an initial term of 20 years with two 10-year renewal options for additional payments. Prepayment in full of the $30.2 million for the 20-year initial term, which was due and payable within thirty (30) days after execution of the Evergy Agreement, was received by us in October 2021. The Evergy Agreement is subject to customary provisions regarding remedies for non-delivery, including refund of amounts paid and termination rights if we fail to perform our contractual obligations, including failure to deliver the relevant cleared 900 MHz Broadband Spectrum in accordance with the terms of the Evergy Agreement. We have cleared the 900 MHz Broadband Spectrum allocation covered by the Evergy Agreement. In accordance with ASC 606 Revenue from Contracts with Customers, the payments of prepaid fees under the Evergy Agreement will be accounted for as deferred revenue on our Consolidated Balance Sheets. Revenue will be recognized over time as the performance obligations of clearing the 900 MHz Broadband Spectrum and the associated broadband leases are delivered by respective county, over the contractual term of approximately 20-years.
Xcel Energy Agreement
In October 2022, we entered into an agreement with Xcel Energy providing Xcel Energy dedicated long-term usage of our 900 MHz Broadband Spectrum for a term of 20 years throughout Xcel Energy’s service territory in eight states (the “Xcel Energy Agreement”) including Colorado, Michigan, Minnesota, New Mexico, North Dakota, South Dakota, Texas and Wisconsin. The Xcel Energy Agreement also provides Xcel Energy an option to extend the agreement for two 10-year terms for additional payments. The Xcel Energy Agreement allows Xcel Energy to deploy a PLTE network to support its grid modernization initiatives for the benefit of its approximately 3.7 million electricity customers and 2.1 million natural gas customers. The scheduled prepayments for the 20-year initial term of the Xcel Energy Agreement total $80.0 million, of which $8.0 million was received in December 2022. In July 2023 and November 2023, we delivered the cleared 900 MHz Broadband Spectrum and the associated broadband leases and received milestone payments of $21.2 million in each period. During the year ended March 31, 2024, we delivered the cleared 900 MHz Broadband Spectrum and the associated broadband leases and received a milestone payment of $16.8 million in January 2024. The Xcel Energy Agreement is subject to customary provisions regarding remedies for non-delivery, including refund of amounts paid and termination rights if we fail to perform our contractual obligations, including failure to deliver the relevant cleared 900 MHz Broadband Spectrum in accordance with the terms of the Xcel Energy Agreement. The remaining prepayments for the 20-year initial term are due by mid-2028, per the terms of the Xcel Energy Agreement and as we deliver the relevant cleared 900 MHz Broadband Spectrum and the associated broadband leases. We are working with the remaining incumbents to clear the 900 MHz Broadband Spectrum allocation in Xcel Energy service territories. In accordance with ASC 606 Revenue from Contracts with Customers, the payments of prepaid fees under the Xcel Energy Agreement will be accounted for as deferred revenue on our Consolidated Balance Sheets. Revenue will be recognized over time as the performance obligations of clearing the 900 MHz Broadband Spectrum and the associated broadband leases are delivered by respective county, over the contractual term of approximately 20 years.
TECO Agreement
In November 2023, we entered into an agreement with TECO to provide TECO the use of our 900 MHz Broadband Spectrum for a term of 20 years throughout TECO’s service territory in West Central Florida (the “TECO Agreement”). The TECO Agreement also provides TECO an option to extend the agreement for two 10-year terms for additional payments. The TECO Agreement, which covers an approximately 2,000-square-mile service territory in West Central Florida, is expected to enable TECO to deploy a PLTE network. The scheduled prepayments for the 20-year initial term of the TECO Agreement total $34.5 million, of which $6.9 million was received in December 2023. The remaining prepayments for the 20-year initial term are due by fiscal year 2026, per the terms of the TECO Agreement and as we deliver the relevant cleared 900 MHz Broadband Spectrum and the associated broadband leases. The TECO Agreement is subject to customary provisions regarding remedies for non-delivery, including refund of amounts paid and termination rights if we fail to perform our contractual obligations, including failure to deliver the relevant cleared 900 MHz Broadband Spectrum in accordance with the terms of the TECO Agreement. We are working with incumbents to clear the 900 MHz Broadband Spectrum allocation in TECO service territories. In accordance with ASC 606 Revenue from Contracts with Customers, the payments of prepaid fees under the TECO Agreement will be accounted for as deferred revenue on our Consolidated Balance Sheets. Revenue will be recognized over time as the performance obligations of clearing the 900 MHz Broadband Spectrum and the associated broadband leases are delivered by respective county, over the contractual term of approximately 20 years.
Contractual Delivery Milestones
The following table represents the contractual delivery milestones under our customer lease agreements and the allocated value ascribed for each term of the milestone.

Start of revenue recognition(2)	Total allocated value (in millions)(1)	Term(2)
Q3 FY22	$0.3	30 years
Q3 FY22	1.7	3 years
Q2 FY23	0.9	1 year
Q2 FY24	29.3	19 years
Q2 FY24	36.5	20 years
Q4 FY24	16.7	20 years
Q1 FY25	10.9	20 years
Q1 FY25	21.0	30 years
Q3 FY25	0.5	0.5 years
Q1 FY26	34.0	19.5 years
Q1 FY26	0.9	30 years
Q2 FY26	8.9	20 years
Q1 FY27	6.5	30 years
Q1 FY29	17.3	30 years
Q2 FY29	7.0	20 years
(1) Total allocated value is subject to change based on final delivery date of the broadband leases for the associated milestone, which may include penalties associated with delayed deliveries.
(2) Revenue recognition begins upon delivery of broadband leases for the associated milestone, which may differ from the estimates noted above. Term is calculated based on the expected delivery date, which correlates to the period of time the revenue is expected to be recognized for the associated milestone.
Sales of 900 MHz Broadband Spectrum
SDG&E Agreement
In February 2021, we entered into an agreement with SDG&E to sell 900 MHz Broadband Spectrum throughout SDG&E’s California service territory, including San Diego and Imperial Counties and portions of Orange County (the “SDG&E Agreement”) for a total payment of $50.0 million. The SDG&E Agreement will support SDG&E’s deployment of a PLTE network for its California service territory, with a population of approximately 3.6 million people. As part of the SDG&E Agreement, SDG&E and Anterix are collaborating to accelerate the utility industry momentum for private networks. The

SDG&E Agreement includes the assignment of 6 MHz of 900 MHz Broadband Spectrum, 936.5 – 939.5 MHz paired with 897.5 – 900.5 MHz, within SDG&E’s service territory following the FCC’s issuance of the broadband licenses to us. The total payment of $50.0 million is comprised of an initial payment of $20.0 million, received in February 2021 and the remaining payments which are due as we deliver the relevant cleared 900 MHz Broadband Spectrum and the associated broadband licenses to SDG&E. The SDG&E Agreement is subject to customary provisions regarding remedies for non-delivery, including refund of amounts paid and termination rights if Anterix fails to perform its contractual obligations, including failure to deliver the relevant cleared 900 MHz Broadband Spectrum in accordance with the terms of the SDG&E Agreement. A gain or loss on the sale of spectrum will be recognized for each county once we deliver the cleared 900 MHz Broadband Spectrum and the associated broadband licenses to SDG&E in full.
In September 2022, we transferred to SDG&E 1.4 x 1.4 MHz cleared 900 MHz Broadband Spectrum and the associated broadband license related to Imperial County and received a milestone payment of $0.2 million. In September 2023, we transferred to SDG&E the San Diego County broadband license and received a milestone payment net of delivery delay adjustments of $25.2 million. In December 2023, we transferred to SDG&E the remainder of the cleared 900 MHz Broadband Spectrum and the associated broadband license related to Imperial County and received a milestone payment of $0.2 million. This resulted in the recognition of a gain on the sale of spectrum and derecognition of the contingent liability associated with San Diego County and Imperial County.
LCRA Agreement
In April 2023, we entered into an agreement with LCRA to sell 900 MHz Broadband Spectrum covering 68 counties and more than 30 cities in LCRA’s wholesale electric, transmission, and water service area (the “LCRA Agreement”) for total payments of $30.0 million plus the contribution of select LCRA 900 MHz narrowband spectrum. The LCRA Agreement will support LCRA’s deployment of a PLTE network which will provide a host of capabilities including grid awareness, communications and operational intelligence that will enhance resilience and spur innovation at LCRA. The new licenses will enable LCRA to move from narrowband to next generation broadband and provide mission-critical data and voice services within LCRA and to more than 100 external customers such as electric cooperatives, schools and transit authorities across more than 73,000 square miles. The payment of $30.0 million is due through fiscal year 2026 as we deliver the relevant cleared 900 MHz Broadband Spectrum and the associated broadband licenses to LCRA. During the year ended March 31, 2024, we received an initial $15.0 million payment, of which $7.5 million was deposited in an escrow account. The LCRA Agreement is subject to customary provisions regarding remedies for non-delivery, including refund of amounts paid and termination rights if Anterix fails to perform its contractual obligations, including failure to deliver the relevant cleared 900 MHz Broadband Spectrum in accordance with the terms of the LCRA Agreement. A gain or loss on the sale of spectrum will be recognized for each county once we deliver the cleared 900 MHz Broadband Spectrum and the associated broadband licenses to LCRA in full.
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
Competition
Our competitors include retail wireless network providers, such as Verizon, AT&T, T-Mobile, and EchoStar, private radio operators and other public and private companies who supply spectrum or other communication networks, technologies, products and solutions to our targeted utility and critical infrastructure enterprises. Many of these competitors have a long track record of providing technologies, products and solutions to our targeted customers and have greater political and regulatory influence than we do. In addition, many of our competitors have more resources, substantially greater product development and marketing budgets, greater name and brand recognition, a significantly greater base of customers in which to spread their operating costs and more financial and personnel resources than we do. All of these factors could prevent, delay or increase the costs of commercializing the broadband licenses we secure to our targeted customers.
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
Our FCC Initiatives
FCC 5 x 5 proceeding
Joint Petition
On February 28, 2024, the Company, along with several interested parties, including major utilities, and trade associations, filed a Petition for Rulemaking (the “Petition”) with the FCC. The Petition seeks the FCC’s adoption of its previously considered expansion of the current paired 3 x 3 MHz broadband segment to a paired 5 x 5 MHz broadband segment at the 900 MHz band.
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

Treatment of Complex Systems
The Report and Order exempts Complex Systems from the Mandatory Retuning process, even when a broadband applicant meets the 90% Broadband Segment Test, because retuning these systems would potentially be disruptive to the operators. MAP 1 below illustrates the remaining eight current Complex Systems.

MAP 1: COMPLEX SYSTEMS AREAS: 45+ SITES

IWT
Eversource
Southern California Edison
Santee Cooper
Duke - NC
LCRA
Oncor
FPL
- Complex System Site

Total of 3,233 counties in the US and territories

Map dated March 31, 2024

The Association of American Railroads
The nation’s railroads, particularly the major freight lines, operate on six narrowband 900 MHz channels licensed to their trade association, the Association of American Railroads (“AAR”). Three of these narrowband channels are located in the 900 MHz Broadband Segment created by the FCC. In January 2020, we entered into an agreement with the AAR in which we agreed to cancel licenses in the 900 MHz band to enable the AAR to relocate its operations, including operations utilizing the three channels located in the 900 MHz Broadband Segment (the “AAR Agreement”). The FCC referenced the AAR agreement in the Report and Order and required us to cancel our licenses and return them to the FCC in accordance with the AAR Agreement. We cancelled these licenses in June 2020. The Report and Order provided the FCC to modify their license to provide the additional channels to AAR to enable the railroads to relocate their current operations. This modification to remove broadband segment channels is to be completed in 2025. The Report and Order also provides that the FCC will credit us for our cancelled licenses for purposes of determining our eligibility to secure broadband licenses and the calculation of any Anti-Windfall Payments.
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
Anterix Broadband License (131)
Other Broadband Licensee (2)
50% or more (3078)
40% to 49.9% (10)
0% to 39.9% (12) ^
^ 10 of these counties are Guam, American Samoa, & Northern Mariana Islands.
Total of 3,233 counties in the US and territories
Map dated March 31, 2024

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
Before filing for a broadband license, the broadband applicant must satisfy the 90% Broadband Segment Test by utilizing its channel holdings and negotiating with Covered Incumbents on a purely voluntary basis for any additional channels it requires to satisfy this test. Only after the 50% Licensed Spectrum Test and the 90% Broadband Segment Test are both satisfied will the FCC issue to the broadband applicant a broadband license and commence the “Mandatory Retuning” period. During this Mandatory Retuning period, any Covered Incumbents that remain in the broadband segment (other than Complex Systems) are required to negotiate in good faith with the broadband applicant to sell their channels or otherwise clear the 900 MHz Broadband Segment, subject to intervention by the FCC if the parties cannot reach an agreement.
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

MAP 3: ANTERIX 90% TEST IN THE BROADBAND SEGMENT

Anterix + Swap-Agreed Chs vs.
All Licensed Chs in 3x3
(Number Of Counties In Range)
Anterix Broadband License (131)
Other Broadband License (2)
90% or more (2284)
80% to 89.9% (315)
60% to 79.9% (402)
Less than 60.0% (99) ^
^ 10 of these counties are Guam, American Samoa, & Northern Mariana Islands.
Total of 3,233 counties in the US and territories
Map dated March 31, 2024

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

MAP 4: ANTERIX CHANNEL COUNT BY COUNTY

Anterix Chs Count in 5x5
(Number Of Counties In Range)
Anterix Broadband License (131)
240 to 399 (176)
210 to 239 (197)
180 to 209 (2380)
150 to 179 (290)
0 to 149 (59) ^
Other Broadband License *
^ 10 of these counties are Guam, American Samoa, & Northern Mariana Islands.
* 2 counties containing Other Broadband Licenses are represented in 0 to 149 channel count box for Anterix

Total of 3,233 counties in the US and territories   Map dated March 31, 2024

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
Human Capital Management
Our people
The real foundation for our success goes far beyond our spectrum assets, technology and broadband resources. At Anterix, we believe our people are the real basis for our success; they are the game-changers. As architects of a new vision that sees digital transformation paving the way for critical infrastructure modernization, we know that our thought leaders will innovate and drive change—real change. We are doers and thinkers, and going forward, a voice to be reckoned with.
We will combine our deep industry expertise and operational know-how to deliver solutions that will redefine what is possible for the industries and utilities we serve. We deliver at the highest level and build on the pioneering legacy and success that our team brought to workforce communications.
Company Culture
We are guided by our core values – Integrity, Courage, Camaraderie, Transformative, and Excellence – that express how we aspire to be when we are at our best. With these values as the backbone of our corporate culture, we work tirelessly to act as responsible stewards – to our employees, communities and other stakeholders who rely on us.
To ensure we provide a rich experience for our employees, we are focused on regular evaluation of our culture. We engage independent third parties to conduct cultural and employee engagement surveys. These include corporate culture assessments, as well as real-time feedback on employee engagement and a holistic approach survey on employee well-being focused on physical, emotional, social and financial health. Where our employees identified areas for improvement, we work with various functional areas to create and implement action plans to address any issues. Our next all-employee engagement survey is set to launch in Fall 2024.
Diversity, Equity and Inclusion
In 2023, we launched Anterix GROW. The focus of Grow is to embed inclusion into everyday life, personally and professionally. We are committed to fostering a culture of inclusivity by providing actionable opportunities and resources, including days of service, lunch and learns, and inclusion tools.
We are committed to hiring inclusively, providing training and development opportunities, fostering an inclusive culture, ensuring equitable pay, and focusing on attracting and retaining diverse representation at every level within the Company. We embrace this commitment to diversity at all levels of the organization where, as of March 31, 2024, our workforce was 29% racially or ethnically diverse and made up of 35% women and our Board of Directors (“Board”) was 22% racially or ethnically diverse.
Employee Growth and Development
We offer a meaningful work environment with experiences and opportunities to grow and develop. This starts with the opportunity for continuous learning and the opportunity to do challenging, transformative work that helps our team build skills at all levels, including leadership opportunities, coaching, and mentoring. In addition to mandatory training on ethics and compliance matters, we provide and encourage employees to partake in optional career development, employee engagement activities and training.
We conduct surveys that gauge employee sentiment in areas like career development, manager performance and inclusivity, and we are committed to taking steps to address areas needing improvement.
Employee Wellbeing
We strive to provide a balanced workplace environment and have implemented policies to support the health and wellbeing of our employees, including a remote work policy. We have moved to a hybrid model where employees work from the office three days a week, three weeks a month. We believe this approach balances the benefits of team development of office-based work with the personal and environmental benefits of working remotely. Employees needing in-person access to network laboratories or onsite resources are not eligible for hybrid work. We believe that we have learned to operate successfully in this hybrid model, and we remain committed to supporting our team’s carbon-friendly, hybrid work model.
At Anterix, we care about our employees’ wellbeing. Anterix partners with ADP Lifecare and conducts an annual mental health workshop. In addition, Anterix sponsors various wellness events, such as, our semiannual employee run walk event.
Employees
As of March 31, 2024, we had 86 full-time employees.
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
Our plans to commercialize our 900 MHz spectrum assets depend on our ability to obtain broadband licenses in accordance with the requirements of the Report and Order. The Report and Order establishes three general eligibility requirements to obtain a broadband license, which we refer to herein as (i) the “50% Licensed Spectrum Test,” (ii) the “90% Broadband Segment Test” and (iii) the “240 Channel Requirement.” We will need to satisfy all eligibility requirements in each county in the United States for which we desire to obtain a broadband license. Under the 50% Licensed Spectrum Test, we must demonstrate that we hold more than 50% of the licensed channels in the 900 MHz band in the applicable county. Under the 90% Broadband Segment Test, we must provide the FCC with a plan demonstrating that we hold, or have agreements with Covered Incumbents for, at least 90% of the licensed channels in the 6 MHz broadband segment designated by the FCC and within 70 miles of the county boundary. Under the 240 Channel Requirement, we must surrender 6 MHz of broadband or narrowband spectrum (or 240 channels) in the applicable county to the FCC. If we do not have a sufficient number of channels to satisfy any of these eligibility requirements, we will be required to purchase the additional channels from incumbents in privately negotiated transactions, swap our existing channels with incumbents (including any required retuning of the incumbent radio systems), demonstrate the ability to protect Covered Incumbents or effectively purchase channels not previously licensed by the FCC by making an Anti-Windfall Payment. The amount of spectrum we will be required to purchase and/or swap and the amount of any Anti-Windfall Payment will vary in each county based on our existing spectrum holdings in such county. Our ability to acquire and/or swap the additional spectrum necessary to secure broadband licenses in a desired county on a timely and cost-effective basis will depend on the incumbents who hold the additional spectrum we need to acquire or swap and their operations that we may need to retune or replace. Obtaining the required spectrum to qualify for broadband licenses may take longer and be more expensive than we currently anticipate. In addition, as discussed in more detail below, incumbents may elect not to sell or swap their existing channels on reasonable terms, or at all, and until we obtain a broadband license from the FCC, we will not be able to utilize the Mandatory Retuning procedures the FCC established in the Report and Order. If we are unable to obtain broadband licenses on favorable terms and on a timely basis, or at all, our business, liquidity, results of operations and prospects will be materially adversely affected. In addition, significant costs or delays beyond what we have anticipated in our business plan will further delay us from commercializing our spectrum assets, may prevent us from returning capital to stockholders (through dividends or stock repurchases), and require us to seek additional sources of capital and liquidity in order to carry out our business and plans, which could cause significant dilution to our existing stockholders. See the risk factor entitled “We may not be able to correctly estimate our operating expenses or future revenues, which could lead to cash shortfalls, and may prevent us from returning capital to our stockholders and require us to secure additional financing.”
The voluntary exchange process established by the FCC in the Report and Order may not allow us to clear or relocate incumbents in a timely manner and on commercially reasonable terms, or at all.
The Report and Order establishes a market-driven, voluntary exchange process for clearing the channels in the broadband segment. When we apply for a broadband license, we will need to demonstrate that we satisfy the 90% Broadband Segment Test. The fact that we will need to account for 90% of the licensed channels in the broadband segment before we can file for a broadband application, can lead to holdouts by Covered Incumbents. For example, a Covered Incumbent may demand compensation in an amount that is disproportionate to the cost of relocating its system or any reasonable reflection of the value of its spectrum holdings or may elect not to negotiate an agreement at all. There is no assurance, however, that we can swap or acquire sufficient channels, including purchasing additional spectrum, swapping spectrum or entering into protective agreements with Covered Incumbents, to satisfy the 90% Broadband Segment Test on a timely basis and on commercially reasonable terms, or at all. Further, even if we satisfy the 90% Broadband Segment Test, as part of the Mandatory Retuning process we will be required to pay any costs associated with providing Covered Incumbents with comparable facilities and paying relocation costs. In the Report and Order, the FCC has established that a Broadband license can trigger a Mandatory Retuning process to help a broadband applicant clear the remaining channels in the broadband segment.

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
We may not be successful in commercializing our spectrum assets to our targeted utility and critical infrastructure customers, on a timely basis, including those customers that are above the Demonstrated Intent threshold, or in accordance with our business plans and expectations.
We have identified utilities and other critical infrastructure enterprises as our initial target customers. As of the date of this filing, we have signed long-term leases of our spectrum assets with Ameren, Evergy, Xcel Energy, and TECO and have entered into agreements to sell our spectrum assets to SDG&E and LCRA. Although we are in discussions with other utilities and critical infrastructure enterprises, there is no assurance that these discussions will continue to progress or eventually result in contracts with these entities or that we will be successful in our efforts to commercialize our spectrum assets and other service offerings. For example, utilities or other critical infrastructure enterprises may not elect to acquire use of any broadband licenses we secure on terms satisfactory to us or for a consideration that represents what we believe is the fair market value for the rights to our spectrum, on a timely basis, or at all. Similarly, there is no assurance that utilities or other critical infrastructure customers will retain us for any other value-added services we offer them. As a result, our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by companies in their early stages of implementing a new business plan and pursuing opportunities in highly competitive and rapidly developing markets.
In addition, under our current business plan, we generally intend to enter into long-term leasing or other transfer arrangements for our spectrum assets in one county with one customer, or a limited number of customers, in each geographic area. We also expect that our customers will pay what we believe is the fair market value for rights to our spectrum and bear the costs of deploying and operating their private wireless broadband networks. As a result, many geographic areas may have only one or a limited number of potential customers and if we are not successful with the initially targeted customer or limited number of customers, our spectrum may not be utilized, and we will not be able to generate revenues from owning spectrum in that geographic area. In addition, even if we enter a long-term lease or transfer arrangement for a geographic area, we expect payments by our customer in such area will be contingent on our ability to clear incumbents and take the other necessary actions to secure broadband licenses on a timely basis. Our customers also will typically require rights to all spectrum we have in its geographic operating area. Because of this, we may not have additional spectrum assets to lease in such geographical area to other potential customers. Further, other than our lease or transfer arrangements, currently we do not generate revenue from the operation of the broadband networks or technologies deployed by our customers. As a result, there is considerable uncertainty as to whether we can generate sufficient revenues to develop a profitable business from leasing or otherwise transferring our licensed 900 MHz spectrum on a timely basis, or at all.
Our ability to successfully commercialize our spectrum assets will also depend on the commercial availability of technology, products and solutions that can both utilize the broadband licenses we secure and satisfy our customers’ demands.

Our spectrum assets are located within the 3GPP global standard of Band 8 (also known as the E-GSM band, or 880 - 915 MHz paired with 925 - 960 MHz). Band 8 is currently being utilized in LTE and 5G networks, with a specific designation for the US under band 106 / n106. However, chipmakers and other technology, product and solution manufacturers and vendors may not continue to develop the technology, products and solutions required to satisfy our customers’ various use cases and meet the technical specifications established in the Report and Order. Further, adverse economic conditions, including as a result of health pandemics, inflation, regulatory actions and policy changes, and geopolitical matters, may result in supply chain issues which limit our customer’s ability to obtain the necessary technology and products to deploy an LTE or 5G wireless broadband network utilizing our spectrum. If such technologies, products and solutions are not available, not competitively priced or are significantly delayed, our targeted customers may decide not to pursue 900 MHz broadband licenses with us on acceptable terms, on a timely basis, or at all.
Our assessment that we should target utilities and other critical infrastructure entities as potential customers for our spectrum is based on our determination that these entities will need to install a significant number of new technologies, such as smart devices and sensors, that will generate an increasing amount of data that cannot be addressed well by their existing communication networks and systems. Our potential customers, however, are large organizations and their decision to implement private broadband networks, technologies and solutions is an involved decision and will require significant capital outlays. Any negotiation and contract process with these potential customers has taken, and likely will continue to take, a significant amount of time and effort to work through their approval and funding processes. In addition, there is no assurance that the governmental agencies that regulate these entities will allow them to pass the capital costs of implementing broadband networks, technologies and solutions utilizing our spectrum on to their ratepayers, which could cause these entities to be unable to afford, or to elect not to pursue, rights to our spectrum assets. In addition, although there is broad availability of broadband LTE, there is no assurance that our targeted customers will be able to utilize existing networks, technologies and solutions with our spectrum for their desired use cases without requiring modifications to existing equipment or engaging in product and/or service development efforts, any of which could result in deployment delays, require them or us to invest in technology or other development activities or otherwise adversely limit the potential benefits or value of our spectrum assets. If any of these risks occur or continue beyond our plans and expectations, our plans to commercialize our spectrum assets may not be as valuable as we expect and we may experience significant delays in our commercialization plans, which will have an adverse effect on our business, liquidity, results of operations and prospects.
We may not be successful in developing, marketing, selling and delivering new products and services to our targeted utility and critical infrastructure customers.
In addition to the leasing and sale of our spectrum assets, we are seeking to expand our product and service offerings to leverage and enhance the value of our spectrum assets. Most notably, we are actively marketing CatalyX, a turnkey connectivity management solution that helps utilities realize the benefits of private broadband networks, while leveraging commercial broadband networks. We also continue to explore other service offerings to help our customers deploy systems using our service offerings. We face significant competition in development, sale, and delivery of products and services related to our spectrum to our customers. Many of these competitors have significantly larger workforces, a broad array of capabilities, deep customer relationships, and greater financial resources. We may not be able to adequately compete in sales of these additional offerings, or be unable to develop, market or deliver competitive offerings.
We are subject to contingencies and obligations under our commercial agreements with our customers including the delivery of cleared spectrum and broadband licenses on a timely basis, and as a result, there is no assurance that we will receive payments from such customers in the amounts and on the timeline we currently expect, or that any payments we have received to date from our customers, will not be subject to repayment or that we will not be subject to contract claims, including rights of termination.
We are subject to contingencies and obligations under our commercial agreements with our customers, including the delivery of cleared spectrum and broadband licenses in the designated service territories on a timely basis. There is no assurance that we will be able to clear incumbents from our customers’ respective service territories and obtain broadband licenses from the FCC on the timeline required under our agreements, or at all. Customers’ respective payment obligations, including our ability to maintain any upfront payments and any future payment obligations under these agreements, are contingent on our ability to deliver cleared spectrum and Broadband Spectrum licenses on the timelines required in these agreements. As a result, there is no assurance that we will be able to retain any upfront payments or receive future payments in the amounts and on the timeline we currently expect, or at all. Additionally, our customers may not elect to exercise their options for additional terms contemplated by the terms of the long-term lease agreements. Further, our costs to clear incumbents, qualify for broadband licenses and perform our other obligations under our agreements with our customers may be significantly more than we currently anticipate, which could increase our capital expenses and reduce our net income or increase our net loss.

Macroeconomic pressures resulting from health epidemics, unfavorable market conditions, regulatory and policy changes, and ongoing geopolitical matters, may have an adverse impact on our business, financial results, stock price and results of operations as well as the business of our current and potential customers.
Recent macroeconomic events, inflation, and geopolitical matters, have created significant negative macroeconomic conditions, such as decreases in per capita income and level of disposable income, inflation, rising interest rates, and supply chain issues, resulting in significant economic uncertainty as well as volatility in the financial markets and new regulatory and policy initiatives particularly in the United States. Such conditions may adversely impact our business, financial results and prospects and our target customers’ businesses. In addition, such macroeconomic conditions could impact our ability to access the public markets as and when appropriate or necessary to carry out our operations or our strategic goals. We cannot predict the ongoing extent, duration or severity of these conditions, nor the extent to which we may be impacted.
Worsening macroeconomic conditions could negatively impact or disrupt our business, operations and results of operations. Such impacts or disruptions may be similar to those we faced during the COVID-19 pandemic, which included mandated business closures in impacted areas, limitations with employee resources due to stay at home orders or sickness of employees or their families, reduction of our business operations and the business operations of our targeted utility and critical infrastructure customers, all of which may have an adverse impact on our business, financial results, stock price and results of operations.
Our customers’ initiatives with the federal and state agencies and commissions that regulate electric utilities may not be successful, which may impact our commercialization efforts.
Our targeted utility and critical infrastructure customers are highly regulated by both federal and state agencies. Electrical utilities, for example, are regulated by federal agencies including the Department of Energy, the Department of Homeland Security, the Federal Energy Regulatory Commission and the NIST. We are working with each of these agencies to educate them about the potential benefits that private broadband LTE networks, technologies and solutions utilizing our spectrum assets can offer utilities. We are also working with state agencies and commissions who regulate the electrical utilities in their respective states, and who have a strong influence over electric utility buying decisions in their jurisdictions. Our goal with these state agencies and commissions is to gain their support for allowing utilities to pass the capital costs of leasing or purchasing our spectrum assets and deploying private broadband LTE networks, technologies and solutions to ratepayers, including at a customary rate of return for the utility company. We are in the early stages of our initiatives with these federal and state agencies and commissions. We may not be successful in gaining support from these governmental bodies on a timely basis, or at all, which could hinder or delay our commercialization efforts with utilities and other entities. If we do not gain support from these governmental bodies, our targeted critical infrastructure customers may not find it commercially feasible to lease our spectrum assets.
We may not be able to maintain any broadband licenses that we own and/or obtain from the FCC.
The FCC issues each spectrum license for a fixed period, typically ten years in the case of the FCC licenses for the narrowband spectrum we currently hold and 15 years for any broadband licenses we have or intend to secure in the future. The Report and Order establishes “performance” or build-out requirements that we will be required to meet to retain and renew any broadband licenses we obtain (“Build-out Requirements”). Performance will be measured at the six- and twelve-year anniversaries of each broadband license. Although we have contractual rights and remedies with our licensees in the event of their failure to meet the Build-Out Requirements, a failure to satisfy the six-year anniversary requirements, accelerates the twelve-year anniversary to a ten-year anniversary requirement. A failure to satisfy these requirements could result in the FCC’s termination of a broadband license or refusal to renew a previously issued broadband license. In addition, under our business plan, we intend for our customers to be responsible to pay the build-out and operating costs of such broadband systems. Such Build-Out Requirements could impose a significant expense and could cause potential customers to decide not to license broadband licenses from us, or to seek alternative communication solutions from other providers. Additionally, if the customer fails to satisfy these requirements, we have the step in rights to meet the Build-Out Requirements which could impose a significant expense on our business.
We may not be able to maintain any narrowband licenses that we own and/or obtain from the FCC or other licensees.
The FCC issues each spectrum license for a fixed period, typically ten years in the case of the FCC licenses for the narrowband spectrum we currently hold or intend to secure in the future. Our narrowband licenses are necessary for us to meet the eligibility requirements of becoming a broadband licensee and hence to obtain a broadband license. Narrowband licenses have met their construction requirements and upon the expiration date must be renewed. These renewals are subject to continued certification that they are constructed and operational. Although we have contractual rights with site owners and operators, a failure to maintain these operations could occur outside of our control. A failure to satisfy these requirements could result in the FCC’s termination of a narrowband license or refusal to renew a previously issued narrowband license.

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
•the supply of broadband spectrum made available to our targeted customers by existing wireless carriers;
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
We may not be successful in the petition filed with the FCC to expand the 900 MHz Broadband Segment from 6 MHz to 10 MHz.
On February 28, 2024, several interested parties, including major utilities, trade associations, and Anterix Inc., filed a Petition for Rulemaking with the FCC. The Petition seeks the FCC’s adoption of its previously considered expansion of the current paired 3 x 3 MHz broadband segment to a paired 5 x 5 MHz broadband segment at the 900 MHz band. The FCC’s action may take a number of forms ranging from a Report and Order, a Notice of Proposed Rulemaking, a Notice of Inquiry, a dismissal of the Joint Petition without further action to no action. We believe in the merits of the proposal, and that our Joint Petition is consistent with the FCC’s practices and policies. Nevertheless, obtaining a favorable result from the FCC may take a significant amount of time and resources. Moreover, there is no assurance that the FCC will ultimately approve our Joint Petition or will conduct a rulemaking proceeding along the lines originally advocated by us. As a result, our ability to successfully expand the 900 MHz Broadband Segment from 6 MHz to 10 MHz, could require more attention from our senior management team and be more expensive than we currently anticipate, and we ultimately may not be able to obtain the necessary regulatory approvals.

Risks Related to Our Business
We may not be able to correctly estimate our operating expenses, future cash proceeds or future revenues, which could lead to cash shortfalls, and may prevent us from returning capital to our stockholders and require us to secure additional financing.
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
Our budgeted expense levels are based in part on our expectations and assumptions regarding the timing and costs to qualify for and obtain broadband licenses, the demand by our target customers to utilize our spectrum assets to deploy broadband networks, technologies and solutions and the time required to enter into binding contracts with our target customers. However, we may not correctly predict the amount or timing of our future contract proceeds, revenues and our operating expenses, which may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control, and may be materially different than our announced plans and expectations. These factors include:
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
Further, our assumptions regarding the terms of any spectrum transactions we enter into with our targeted customers, including the timing of customer payments, may turn out to be inaccurate. As a result, a significant shortfall in our planned revenues, a significant delay in obtaining broadband licenses, a delay in entering into agreements for our spectrum assets, future customers electing not to make significant pre-payments under the terms of any agreements we enter into or significant increases in our planned expenses could have an immediate and material adverse effect on our business, liquidity, results of operations and prospects. In such case, we may not be able to return capital to our stockholders through dividends or stock repurchases and may be required to issue additional equity or debt securities or enter into other commercial arrangements to secure the additional financial resources to support our future operations and the implementation of our business plans. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business, prospects and results of operations. In addition, we may seek additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
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
•compete against other wireless companies, such as Verizon, AT&T, T-Mobile, and EchoStar, manufacturers and vendors who have significantly greater resources and pricing flexibility, long-term relationships with our targeted customers and greater political and regulatory influence;
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
Several of the third parties who offer spectrum and communication technologies, products, services and solutions to our targeted customers have existing long-term relationships with these targeted customers and have significantly more resources and greater political and regulatory influence than we do, and we may not be able to successfully compete with these third parties.
Our competitors include retail wireless network providers, such as Verizon, AT&T, T-Mobile, and EchoStar, private radio operators and other public and private companies, including potential new spectrum entrants, who supply spectrum or other communication networks, technologies, products and solutions to our targeted utility and critical infrastructure entities. Several of these competitors have significantly more resources, a longer track record of providing technologies, products, services and solutions to our targeted customers and greater political and regulatory influence than we do, all of which could prevent, delay or increase the costs of commercializing the broadband licenses we secure to our targeted customers. In addition, we expect our targeted customers will bear the cost of installing and operating the broadband networks, technologies and solutions utilizing our licensed spectrum, thereby requiring the replacement of some or all of their existing communication systems. Given these significant capital requirements, there is no assurance that we will be able to successfully commercialize our spectrum assets, especially in light of the competitive environment in which we operate, and the wide variety of technologies, products, services and solutions offered by our competitors. Further, in the process of pursuing broadband licenses, we may be required to make significant concessions or contractual commitments, make significant payments or assume significant costs, purchase additional spectrum or replacement communication systems or limit the use of our spectrum assets or restrict our pursuit of business opportunities to address the concerns expressed by incumbents and other interested parties.
In addition, the FCC and other federal, state and local governmental authorities, or other third parties, could adopt new regulations or take actions, including making additional spectrum available that can be utilized by our targeted customers, which could harm our ability to license our spectrum assets. For example, the federal government created and funded the FRNA, which the federal government authorized to help accomplish, fund, and oversee the deployment of a dedicated NPSBN. The NPSBN, which is marketed as “FirstNet”, may provide an additional source of competition to utilizing our 900 MHz spectrum assets by our targeted utility and critical infrastructure enterprises. Additionally, in April 2024, T-Mobile announced that it has commenced an auction process to sell its 800 MHz spectrum holdings. This spectrum may be purchased by a consolidated group of utilities or the ultimate buyer of this spectrum may make this spectrum available to our target utility customers.
Some of our competitors, such as Verizon, AT&T, T-Mobile, and EchoStar, have significantly greater pricing flexibility and have taken steps to compete or may decide to compete against us more aggressively. These and other competitors may own or acquire spectrum that directly competes with our 900 MHz spectrum and/or have developed or may develop technologies that directly compete with our solutions. If competitors offer spectrum rights or services, technologies and solutions to our targeted customers at prices and terms that make the licensing of our spectrum assets unattractive, our ability to license or otherwise commercialize our spectrum assets could be impaired. As a result, we may be unable to attract customers at prices or on terms that would be favorable, or at all, which likely would have an adverse effect on the growth and timing of any future revenues. In addition, we may not be able to fund or invest in certain areas of our business to the same degree as our competitors. Several have substantially greater product development and marketing budgets and other financial and regulatory personnel resources than we do. Several also have greater name and brand recognition and a larger base of customers than we have. Competition could increase our selling and marketing expenses and related customer acquisition costs. We may not have the financial resources, technical expertise or marketing and support capabilities to compete successfully.
If we are unable to attract new customers, our results of operations and our business will be adversely affected.
Our targeted customers are large, heavily-regulated enterprises and our business plan requires these customers to commit to long-term transactions for our spectrum and then to purchase and deploy broadband network equipment, solutions and services utilizing our 900 MHz Broadband Spectrum. There are typically a number of constituencies within each of our targeted customers that need to review and approve the commercial agreements of our spectrum before signing a contract with us. As a result, we have experienced, and we expect to continue to experience, long sales cycles with our targeted customers. In addition, numerous other factors, many of which are out of our control, may now or in the future impact our ability to acquire new customers, including not gaining support from governmental bodies that regulate our customers, the ability of our customers to pass their broadband spectrum use and deployment costs to their ratepayers, our customers’ existing commitments to other providers or communication solutions, real or perceived costs of securing our spectrum assets and deploying broadband networks, solutions and services, our failure to expand, retain and motivate our sales and marketing personnel, our failure to develop or expand relationships with the manufacturers or suppliers of broadband technologies, solutions and services that can be utilized on our spectrum, negative media, industry or financial analyst commentary regarding us or our solutions, litigation, the spectrum and service offerings of our competitors, the adverse impacts of the health pandemics and deteriorating general economic conditions and events. Any of these factors could impact our ability to attract new customers to lease or obtain rights to our spectrum assets. As a result of these and other factors, we may be unable to timely attract enough customers to support our operating costs, which would harm our business and results of operations.
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
As of March 31, 2024, we had approximately $66.2 million of federal net operating loss (“NOL”) carryforwards, expiring in various amounts from 2024 through 2037, to offset future taxable income and the remaining $241.1 million of which can be carried forward indefinitely but limited to 80% of future taxable income when used. In the United States, utilization of the NOL carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions due to ownership change limitations that have occurred previously or that could occur in the future. The NOL carryforwards and certain other tax attributes of ours may also be subject to limitations as a result of ownership changes. If we were to lose the benefits of these NOL carryforwards, our future earnings and cash resources would be materially and adversely affected. We have mainly incurred net losses since our inception, and we anticipate that we will continue to incur significant losses for the foreseeable future; thus, we do not know whether or when we will generate the U.S. federal taxable income necessary to utilize our NOLs.

Our reputation and business may be harmed, and we may be subject to legal claims if there is loss, disclosure, or misappropriation of, or access to, our customers’ information.
We make use of online services and centralized data processing, including through third-party service providers. The secure maintenance and transmission of customer information is an important element of our operations. Our information technology and other systems, and those of our service providers or contract partners, that maintain and transmit customer information, including location or personal information, may be compromised by a malicious third-party penetration of our network security, or that of our third-party service providers or contract partners, or impacted by unauthorized intentional or inadvertent actions or inactions by our employees, or by the employees of our third-party service providers or contract partners. Cyber-attacks, which include the use of malware, computer viruses and other means of disruption or unauthorized access, have increased in frequency, scope and potential harm in recent years. While, to date, we have not been subject to cyber-attacks or other cyber incidents which, individually or in the aggregate, have been material to our operations or financial condition, the preventive actions we and our third-party service providers and contract partners take to reduce the risk of cyber incidents and protect information technology resources and networks may be insufficient to repel a major cyber-attack in the future. As a result, our customers’ information may be lost, disclosed, accessed, used, corrupted, destroyed or taken without the customers’ consent. Any significant compromise of our data or network security, failure to prevent or mitigate the loss of customer information and delays in detecting any such compromise or loss could disrupt our operations, impact our reputation and subject us to additional costs and liabilities, including litigation, which could produce material and adverse effects on our business and results of operations.
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
Our success depends to a significant degree upon the contributions of our executive officers and key personnel, who have unique experience and expertise in the telecommunications industry, large scale and multi-year solution selling to utilities, wireless broadband networks, FCC rulemaking and spectrum retuning and clearing to obtain FCC licenses. Although we have adopted a severance plan for our executive officers, we do not otherwise have long-term employment agreements with any of our executive officers or key personnel. There is no guarantee that these individuals will remain employed with us. In addition, we have not obtained and do not expect to obtain key man life insurance that would provide us with proceeds in the event of the death or disability of any of our executive officers or key personnel. If any of our executive officers or key personnel were to cease employment with us, our operating results and the implementation of our commercial and business terms could suffer. Further, the process of attracting and retaining suitable replacements for our executive officers and key personnel would result in transition costs and would divert the attention of other members of our senior management team from our existing operations. As a result, the loss of services from our executive officers or key personnel or a limitation in their availability could materially and adversely impact our business, customer prospects and results of operations. Further, such a loss could be negatively perceived in the capital markets.
Recruiting and retaining qualified personnel, including effective sales personnel, are critical to our success. Competition to hire qualified personnel in our industry is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous telecommunications, service and infrastructure companies for similar personnel.
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
Based on our review of publicly available filings as of June 21, 2024, funds affiliated with Owl Creek Asset Management (“Owl Creek”) beneficially owned approximately 29.1%, funds affiliated with Heard Capital LLC owned approximately 9.9%, funds affiliated with GIC Private Limited owned approximately 7.9% of our outstanding common stock and funds affiliated with BlackRock, Inc. owned approximately 6.3%. These four investment firms collectively beneficially own approximately 53.2% of our outstanding shares of common stock. Although we are not aware of any voting arrangements between these stockholders, our significant stockholders can determine (if acting together) or significantly influence: (i) the outcome of any corporate actions submitted by our Board for approval by our stockholders and (ii) any proposals or director nominees submitted by a stockholder. Further, they could place significant pressure on our Board to pursue corporate actions, director candidates and business opportunities they identify. For example, in the fiscal year ended March 31, 2022 (“Fiscal 2022”) we engaged in cooperative discussions with Owl Creek regarding Owl Creek’s interest in nominating an individual to our Board and in Fiscal 2023 we added Jeffrey Altman, managing member of the general partner of Owl Creek, to our Board. In addition, in its recent filings with the SEC, Owl Creek reported that it expects to continue to engage in cooperative discussions with our management and Board concerning ways to work together to achieve our strategic objectives. Owl Creek and our other significant stockholders could effectively block or accept a proposed sale of the company, even if recommended by our Board. Alternatively, these stockholders could place pressure on our Board to pursue a sale of the company or its assets. As a result of this concentration of ownership, our other stockholders may have no effective voice in our corporate actions or the operations of our business, which may adversely affect the market price of our common stock.
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
Our Board authorized a new share repurchase program (the “2023 Share Repurchase Program”) pursuant to which we may repurchase up to $250.0 million of our common stock on or before September 21, 2026. The manner, timing and amount of any share repurchases may fluctuate and will be determined by us based on a variety of factors, including the market price of our common stock, our priorities for the use of cash to support our business operations and plans, general business and market conditions, tax laws, and alternative investment opportunities. The share repurchase program authorization does not obligate us to acquire any specific number or dollar value of shares. Further, our share repurchases could have an impact on our share trading prices, increase the volatility of the price of our common stock, or reduce our available cash balance such that we will be required to seek financing to support our operations. Our share repurchase program may be modified, suspended or terminated at any time, which may result in a decrease in the trading prices of our common stock. Even if our share repurchase program is fully implemented, it may not enhance long-term stockholder value. Additionally, repurchases are subject to the 1% Share Repurchase Excise Tax enacted by the Inflation Reduction Act, which may be offset by shares newly issued during that fiscal year (the “Share Repurchase Excise Tax”). We have and will continue to take the Share Repurchase Excise Tax into account with respect to our decisions to repurchase shares.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
We have implemented and we maintain a cybersecurity program that includes a well-defined set of security controls and measures designed to identify, assess, and manage material cybersecurity risks. The cybersecurity program is a part of our broader enterprise risk management program which includes risk assessment, third party risk management, risk mitigation strategy and a clearly defined incident response methodology. The program is led by our executive officers, with support from a working group of senior management with functional and operational expertise. Oversight for this program is provided by the Audit Committee of the Board. Each quarter our executive officers review matters, including any cybersecurity matters, that may present material risks to our strategy, mission or objectives, and where appropriate, engage third parties to conduct assessments of the risks and gaps that require attention. Risk events are classified based on the evaluated likelihood of the risk materializing and its potential impact on the enterprise, and for each material risk a definitive risk mitigation strategy is developed, executed, and shared with the Audit Committee and the Board by our Chief Legal Officer and Corporate Secretary, working closely with our Chief Financial Officer and head of Information Technology, at least quarterly to ensure appropriate monitoring and management of the relevant risks. To date, based upon all evaluations and assessments, including third party evaluations, we have no cybersecurity threats that have materially affected, or are reasonably likely to materially affect, our business strategy, operations or financial condition.
ITEM 2. PROPERTIES
We maintain offices in Woodland Park, New Jersey, McLean, Virginia and Abilene, Texas. The lease for our corporate headquarters at 3 Garret Mountain Plaza, Suite 401, Woodland Park, New Jersey, which was renewed in February 2017 for an additional 10 years, is for 19,276 square feet of office space with a termination date of June 2027. We have the right of first offer for adjacent space if it becomes available. In February 2019, we entered into a lease agreement for our second office space located at 8260 Greensboro Drive, Suite 501, McLean, Virginia for 5.5 years, which was amended in September 2022 to expand the office by an additional 2,847 square feet for a total of 8,212 square feet with a termination date of October 2024. In November 2018, we entered into a lease agreement to store equipment located at 5520 North First Street, Abilene, Texas for 5 years with a termination date of January 2029. The leased warehouse includes approximately 37,409 square feet. We believe that our existing facilities are adequate for our current needs.
We do not own any real property.
ITEM 3. LEGAL PROCEEDINGS
We are not involved in any material legal proceedings or other legal matters at this time. However, from time to time, we may be involved in litigation that arises from the ordinary operations of business, such as contractual or employment disputes or other general actions. See Note 13 Contingencies and Guaranty of the Notes to the Consolidated Financial Statements contained within this Annual Report for a further discussion of potential commitments and contingencies related to legal proceedings.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Shares of our common stock are listed for trading on the Nasdaq Capital Market under the symbol “ATEX”.
As of June 21, 2024, we had 18,569,297 shares of common stock outstanding and approximately 101 record holders of our common stock, including common stock held through brokerage firms in “street name.”
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
Securities Authorized for Issuance under Equity Compensation Plans.
We currently award stock options and restricted stock units to our employees meeting certain eligibility requirements under a plan approved by our stockholders in 2023, referred to as the “2023 Stock Plan” and have previously awarded stock options and restricted stock units to our employees meeting certain eligibility requirements under a plan approved by our stockholders in 2014 and 2010. The following table summarizes information about our equity compensation plans as of March 31, 2024:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options, RSUs and PSUs (1) (a)	Weighted-Average Exercise Price of Outstanding Stock Options or Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,489,861	$39.67	18,764	(2)
Equity compensation plans not approved by security holders	—	—	—
(1)Includes shares underlying RSUs and PSUs, at maximum, as of March 31, 2024.
(2)On August 8, 2023 (the “Effective Date”), the Company adopted a new equity-based compensation plan known as the 2023 Stock Plan. The 2023 Stock Plan permits the Company to grant equity compensation awards to employees, consultants and non-employee directors of the Company. As of the Effective Date, no additional awards may be granted under the Anterix Inc. 2014 Stock Plan (the “2014 Stock Plan”). The 2023 Stock Plan authorizes 250,000 shares of common stock of the Company (“Shares”) for grant. Additionally, Shares remaining for grant under the 2014 Stock Plan immediately prior to the Effective Date, Shares subject to outstanding stock awards granted under the 2014 Stock Plan that, following the Effective Date, expire or are terminated or cancelled without having been exercised or settled in full, and Shares acquired pursuant to an award subject to forfeiture or repurchase that are forfeited or repurchased by the Company for an amount not greater than the recipient’s purchase price, are issuable under the 2023 Stock Plan.
Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any equity securities not registered under the Securities Act, during the fiscal year ended March 31, 2024.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers.
The following table provides information with respect to purchases of our common stock by us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended March 31, 2024.

Issuer Purchases of Equity Securities (1)
(in thousands except for share and per share data)
Period	Total Number of Shares Purchased	Average Price paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs
January 1, 2024 through January 31, 2024
Open market and privately negotiated purchases	29,700	$30.05	29,700	$241,137
February 1, 2024 through February 29, 2024
Open market and privately negotiated purchases	32,045	35.27	32,045	240,020
March 1, 2024 through March 31, 2024
Open market and privately negotiated purchases	111,715	35.44	111,715	236,060
Total	173,460	$33.80	173,460	$236,060
(1)On September 29, 2021, our Board authorized a share repurchase program pursuant to which we may repurchase up to $50.0 million of our outstanding shares of common stock on or before September 29, 2023. We repurchased and subsequently retired a total of $33.9 million of our common stock under the 2021 Share Repurchase Program, including $10.7 million during fiscal year 2024. On September 21, 2023, our Board authorized the new 2023 Share Repurchase Program pursuant to which we may repurchase up to $250.0 million of our common stock on or before September 21, 2026. We repurchased and subsequently retired a total of $13.9 million of our common stock under the 2023 Share Repurchase Program during fiscal year 2024. We may repurchase shares of our common stock via the open market and/or privately negotiated transactions. Repurchases will be made in accordance with applicable securities laws and may be effected pursuant to Rule 10b5-1 trading plans. The manner, timing and amount of any share repurchases will be determined by us based on a variety of factors, including proceeds from customer contracts, the timing of which is unpredictable, as well as general business and market conditions, our capital position, and other strategic considerations. The 2023 Share Repurchase Program does not obligate us to repurchase any particular amount of our common stock.
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
Overview
Anterix Inc (“Anterix,” “we,” “our,” or the “Company”) is the utility industry’s partner, empowering enhanced visibility, control and security for a modern grid. Our vision is to deliver secure, scalable solutions enabled by private wireless broadband connectivity, for the benefit of utilities and the communities that they serve. As the largest holder of licensed spectrum in the 900 MHz band (896-901/935-940 MHz) throughout the contiguous United States, plus Hawaii, Alaska and Puerto Rico, we are uniquely positioned to deliver solutions that support secure, resilient and customer-controlled operations. We are focused on commercializing our spectrum assets and expanding the benefits and solutions we offer to enable our targeted utility and critical infrastructure customers to deploy private broadband networks.
Refer to our Business Section of this Annual Report for a more complete description of the nature of our business, including details regarding the process and costs to secure our broadband licenses.
Business Developments
Oncor Agreement
On June 26, 2024, we entered into a license purchase agreement with Oncor Electric Delivery Company LLC (“Oncor”) for total estimated consideration of $102.5 million under which Oncor will purchase 900 MHz spectrum licenses covering 95 counties to deploy a private wireless broadband network in its transmission and distribution service area (the “Oncor Agreement”). The timing and rights to milestone payments could vary as 900 MHz broadband licenses are granted by the FCC, broadband licenses are assigned to Oncor and incumbents are cleared by us. Oncor operates more than 143,000 circuit miles of transmission and distribution lines in Texas, delivering electricity to more than four million homes and businesses across a service territory that has an estimated population of approximately 13 million people.
TECO Agreement
In November 2023, we entered into an agreement with TECO to provide TECO the use of our 900 MHz Broadband Spectrum for a term of 20 years throughout TECO’s service territory in West Central Florida the TECO Agreement. The TECO Agreement also provides TECO an option to extend the agreement for two 10-year terms for additional payments. The TECO Agreement, which covers an approximately 2,000-square-mile service territory in West Central Florida, is expected to enable TECO to deploy a PLTE network. The scheduled prepayments for the 20-year initial term of the TECO Agreement total

$34.5 million, of which $6.9 million was received in December 2023. See Note 3 Revenue in the Notes to the Consolidated Financial Statements contained within this Annual Report for further discussion on the TECO Agreement.
LCRA Agreement
In April 2023, we entered into an agreement with LCRA to sell 900 MHz Broadband Spectrum covering 68 counties and more than 30 cities in LCRA’s wholesale electric, transmission, and water service area the LCRA Agreement for total payments of $30.0 million plus the contribution of select LCRA 900 MHz narrowband spectrum. Total consideration of $30.0 million is to be paid through fiscal year 2026 pursuant to the terms of the LCRA Agreement. During the year ended March 31, 2024, we received an initial $15.0 million payment, of which $7.5 million was deposited in an escrow account (refer to Note 4 Escrow Deposits in the Notes to the Consolidated Financial Statements contained within this Annual Report for further discussion). See Note 13 Contingencies and Guaranty in the Notes to the Consolidated Financial Statements contained within this Annual Report for further discussion on the LCRA Agreement.
Xcel Energy Agreement
In October 2022, we entered into an agreement with Xcel Energy providing Xcel Energy dedicated long-term usage of our 900 MHz Broadband Spectrum for a term of 20 years throughout Xcel Energy’s service territory in eight states the Xcel Energy Agreement for a total of $80.0 million, of which $8.0 million was received in December 2022. In July 2023 and November 2023, we delivered the cleared 900 MHz Broadband Spectrum and the associated broadband leases and received the milestone payments of $21.2 million in each period. During the year ended March 31, 2024, we delivered the cleared 900 MHz Broadband Spectrum and the associated broadband leases and received a milestone payment of $16.8 million in January 2024. The revenue recognized for the year ended March 31, 2024 was approximately $1.9 million.
SDG&E Agreement
In February 2021, we entered into an agreement with SDG&E, to sell 900 MHz Broadband Spectrum throughout SDG&E’s California service territory, including San Diego and Imperial Counties and portions of Orange County the SDG&E Agreement for a total payment of $50.0 million. The total payment of $50.0 million is comprised of an initial payment of $20.0 million received in February 2021 and the remaining payments which are due as we deliver the relevant cleared 900 MHz Broadband Spectrum and the associated broadband licenses to SDG&E. In September 2023, we transferred to SDG&E the San Diego County broadband license and received a milestone payment net of delivery delay adjustments of $25.2 million. In December 2023, we transferred to SDG&E the remainder of the cleared 900 MHz Broadband Spectrum and the associated broadband license related to Imperial County and received a milestone payment of $0.2 million. Refer to Note 6 Intangible Assets in the Notes to the Consolidated Financial Statements contained within this Annual Report for further discussion on the sale of intangible assets.

2023 Stock Plan
On August 8, 2023, we adopted a new equity-based compensation plan known as the Anterix Inc. 2023 Stock Plan (the “2023 Stock Plan”). The 2023 Stock Plan permits us to grant equity compensation awards to employees, consultants and non-employee directors of the Company. Refer to Note 11 Stock Compensation in the Notes to the Consolidated Financial Statements contained within this Annual Report for further discussion.
2023 Share Repurchase Program
On September 21, 2023, our Board authorized a new share repurchase program (the “2023 Share Repurchase Program”) pursuant to which we may repurchase up to $250.0 million of our common stock on or before September 21, 2026. Refer to Note 11 Stock Compensation in the Notes to the Consolidated Financial Statements contained within this Annual Report for further discussion.

Results of Operations
A discussion and analysis of the primary factors contributing to our results of operations are presented below. The following tables summarize our results of operations and financial data for the years ended March 31, 2024 (“Fiscal 2024”) and March 31, 2023 (“Fiscal 2023”). The following data should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

	2024	2023
Spectrum revenue	$4,191	$1,919

Operating expenses
General and administrative	44,423	45,177
Sales and support	5,693	5,733
Product development	5,697	4,439
Depreciation and amortization	844	1,420
Operating expenses	56,657	56,769
Gain from disposal of intangible assets, net	(35,024)	(38,399)
Gain on sale of intangible assets, net	(7,364)	—
Loss from disposal of long-lived assets, net	44	10
Loss from operations	(10,122)	(16,461)
Interest income	2,374	1,140
Other income	233	266
Loss before income taxes	(7,515)	(15,055)
Income tax expense	1,613	1,262
Net loss	$(9,128)	$(16,317)
Summary.
Our net loss for Fiscal 2024 decreased by approximately $7.2 million, or -44%, to $9.1 million from $16.3 million in Fiscal 2023. The decrease in net loss was primarily due to the following:
•Operating revenues increased by $2.3 million, or 118%, to $4.2 million in Fiscal 2024 from $1.9 million in Fiscal 2023. The increase in our spectrum lease revenue was attributable to revenue recognized in connection with our agreements with Evergy and Xcel Energy of approximately $0.4 million and $1.9 million, respectively, for the current year. For a discussion of our revenue recognition policy, refer to Note 2 Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements contained within this Annual Report.
•Product development expenses increased by $1.3 million, or 28%, to $5.7 million for Fiscal 2024 from $4.4 million for Fiscal 2023. The increase primarily resulted from $1.0 million higher non-recurring engineering fees related to developing next generation chipsets for band 106 ecosystem, $0.6 million higher head count and related costs, $0.1 million higher professional services, partially offset by $0.2 million lower contract consulting costs and $0.2 million lower stock compensation expense due to fewer grants.
•Gain from disposal of intangible assets, net decreased by $3.4 million, or -9%, to $35.0 million for Fiscal 2024 from $38.4 million for Fiscal 2023. During Fiscal 2024, we exchanged our narrowband licenses for broadband licenses in 28 counties. In connection with the exchange, we recorded an estimated accounting cost basis of $43.7 million for the new broadband licenses and relinquished to the FCC narrowband licenses for those same 28 counties valued at $8.7 million. As a result, we recorded a $35.0 million non-monetary gain from disposal of the intangible assets on our Consolidated Statements of Operations. Refer to Note 6 Intangible Assets in the Notes to the Consolidated Financial Statements contained within this Annual Report for further discussion on the exchanges.
•Gain on sale of intangible assets, net increased by $7.4 million, or 100%, to $7.4 million for Fiscal 2024 from zero for Fiscal 2023. During Fiscal 2024, we transferred to SDG&E the Imperial County broadband license and the San Diego County broadband license and recorded a cumulative $7.4 million gain on sale of intangible assets on our Consolidated Statements of Operations. As part of the SDG&E Agreement, SDG&E has an option to pursue additional spectrum with us. In accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, we recorded a cumulative $4.9 million deferred gain on sale of intangible assets on our Consolidated Balance Sheets as of March 31, 2024, related to this option, which expires within 5 years of each delivery date. Refer to Note 6

Intangible Assets in the Notes to the Consolidated Financial Statements contained within this Annual Report for further discussion on the sale of intangible assets.
•Interest income increased by $1.2 million, or 108%, to $2.4 million for Fiscal 2024 as compared to $1.1 million from Fiscal 2023. The increase was primarily attributable to higher interest rates and higher cash balance.
Liquidity and Capital Resources
Our principal source of liquidity is our cash and cash equivalents generated from customer contract proceeds. At March 31, 2024, we had cash and cash equivalents of $60.6 million.
We believe our cash and cash equivalents on hand, along with contracted proceeds from customers, will be sufficient to meet our financial obligations through at least 12 months from the date of this Annual Report. As noted above, our future capital requirements will depend on a number of factors, including among others, future customer contracts, the costs and timing of our spectrum retuning activities, spectrum acquisitions and the Anti-Windfall Payments to the U.S. Treasury, our operating activities, any cash proceeds we generate through our commercialization activities, our ability to timely deliver broadband licenses to our customers in accordance with our contractual obligations and our obligation to refund payments or pay penalties if we do not meet our commercial obligations. We deploy this capital at our determined pace based on several key ongoing factors, including customer demand, market opportunity, and offsetting income from spectrum leases. We cannot reasonably estimate any potential impact to our results of operations, commercialization efforts and financial condition arising from changes to our macroeconomic, legal or regulatory environment, including potential legislation affecting the energy or utility industry, the telecommunications environment, or supply chains. We are actively managing our business to maintain our cash flow and believe that we currently have adequate liquidity. To implement our business plans and initiatives, however, we may need to raise additional capital. We cannot predict with certainty the exact amount or timing for any future capital raises. See “Risk Factors” in Item 1A of Part I of this Annual Report for a reference to the risks and uncertainties that could cause our costs to be more than we currently anticipate and/or our revenue and operating results to be lower than we currently anticipate. If required, we intend to raise additional capital through debt or equity financing or through some other financing arrangement. However, we cannot be sure that additional financing will be available if and when needed, or that, if available, we can obtain financing on terms favorable to our stockholders and to us. Any failure to obtain financing when required will have a material adverse effect on our business, operating results, financial condition and liquidity.
Cash Flows from Operating, Investing and Financing Activities

	For the years ended March 31,
(in thousands)	2024	2023
Net cash provided by (used in) operating activities	$41,993	$(27,250)
Net cash provided by (used in) investing activities	$8,089	$(27,130)
Net cash used in financing activities	$(25,140)	$(8,062)
Net cash provided by (used in) operating activities
Our principal source of cash provided by operating activities is our customer contract proceeds in the form of advanced payments. For spectrum lease agreements, we record these advanced payments as deferred revenue on our Consolidated Balance Sheets and recognize revenue over the term of the lease, which is typically 20 to 30 years. For spectrum sale agreements, we record advanced payments as a contingent liability on our Consolidated Balance Sheets and derecognize this liability upon closing of the sale along with recording a gain or loss on sale. In addition, our cash flows reflect a non-cash gain or loss on disposal of intangible assets for the difference in cost basis as we exchange narrowband licenses for broadband licenses. We expect net cash provided by (used in) operating activities to be affected by the progress on our customer agreements as well as changes in other operating assets and liabilities. The following represents our changes in net cash provided by (used in) operating activities for Fiscal 2024 and Fiscal 2023.
Net cash provided by operating activities was approximately $42.0 million in Fiscal 2024. The net cash provided by operating activities in Fiscal 2024 was primarily due to the following:
• $61.5 million increase in deferred revenue due to $66.0 million cash proceeds from our 900 MHz Broadband Spectrum customer prepayments offset by $4.2 million in revenue recognition in connection with the delivery of cleared 900 MHz Broadband Spectrum;
•$15.0 million increase in contingent liability related to the LCRA Agreement; and
•$9.1 million decrease related to our operating loss, which includes $23.6 million of non-cash items. Refer to the Results of Operations.

Net cash used in operating activities was approximately $27.3 million in Fiscal 2023. The net cash used in operating activities in Fiscal 2023 was primarily due to the following:
•$6.1 million increase in deferred revenue due to $8.0 million cash proceeds from our 900 MHz Broadband Spectrum customer prepayments offset by $1.9 million in revenue recognition in connection with the delivery of cleared 900 MHz Broadband Spectrum.
•$0.2 million increase in contingent liability related to the SDG&E Agreement; and
•$16.3 million decrease related to our operating loss, which includes $17.2 million of non-cash items. Refer to the Results of Operations.
Net cash provided by (used in) investing activities
Our principal outflow of cash used in investing activities is our purchases of intangible assets, including refundable deposits, retuning costs and swaps, which represent our spectrum clearing efforts as we work toward the conversion from narrowband to broadband spectrum. The purchases of intangible assets may be offset by current period cash proceeds from the sale of intangible assets, with a potential non-cash derecognition of the contingent liability for any proceeds received and recognized in operating activities in a prior period. We expect net cash provided by (used in) investing activities to be affected by the timing of our spectrum clearing efforts and the closing of our sale transactions and the related transfer of broadband licenses. The following represents our changes in net cash provided by (used in) investing activities for Fiscal 2024 and Fiscal 2023.
Net cash provided by (used in) investing activities was approximately $8.1 million and $27.1 million in Fiscal 2024 and Fiscal 2023 respectively. For Fiscal 2024, the net cash provided by investing activities resulted from $25.4 million sale of spectrum related to our transfer of the San Diego County and Imperial County broadband license to SDG&E, offset by $17.0 million in payments made to acquire, swap or retune wireless licenses in markets across the United States and $0.3 million for purchases of equipment. For Fiscal 2023, the net cash used in investing activities resulted from $25.0 million in payments made to acquire, swap or retune wireless licenses in markets across the United States and $2.1 million for purchases of equipment.
Net cash used in financing activities
Our principal outflow of cash used in financing activities is a result of our equity transactions, including repurchases of common stock and taxes and fees associated with the issuance of restricted stock awards, offset by proceeds from stock options exercised in the period. We expect net cash used in financing activities to be affected by the timing of future equity transactions including the timing of our repurchases of common stock. The following represents our changes in net cash used in financing activities for Fiscal 2024 and Fiscal 2023.
Net cash used in financing activities was approximately $25.1 million and $8.1 million in Fiscal 2024 and Fiscal 2023, respectively. For Fiscal 2024, net cash used in financing activities was primarily from the repurchase of common stock of $24.7 million, payments of withholding tax on net issuance of restricted stock of $1.2 million, partially offset by the proceeds from stock option exercises of $0.8 million. For Fiscal 2023, net cash used in financing activities was primarily from the repurchase of common stock of $8.2 million, payments of withholding tax on net issuance of restricted stock of $1.6 million, partially offset by the proceeds from stock option exercises of $1.7 million.
The following table illustrates the estimated contracted customer proceeds for Fiscal 2025 and thereafter (in thousands):

Customers	Fiscal 2025*	Thereafter*
Ameren	$8,500	$16,300
SDG&E	—	3,100
Xcel Energy	—	12,800
LCRA	—	15,000
TECO	—	27,600
Total	$8,500	$74,800
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
We are obligated under certain lease agreements for office space with lease terms expiring on various dates from October 31, 2024 through January 31, 2029, which includes a three to ten-year lease extension for our corporate headquarters. We have also entered into multiple lease agreements for tower space related to its spectrum holdings. The lease expiration dates range from April 30, 2024 to March 21, 2031. Total estimated payments for these lease agreements are approximately $6.1 million (exclusive of real estate taxes, utilities, maintenance and other costs borne by us). We also have an obligation to clear the tower site locations, for which we recorded an asset retirement obligation (the “ARO”). Total estimated payments as a result of the ARO are approximately $0.7 million. See Note 2 Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements contained within this Annual Report for further information on the AROs. In addition to the lease payments and ARO for our tower site locations, we entered into agreements with several third parties in multiple U.S. markets to acquire, retune or swap wireless licenses for cash consideration (“deals”). As of March 31, 2024, our total estimated payments for these agreements with incumbents are approximately $17.9 million.
Xcel Energy Guaranty
In October 2022, we entered into an agreement with Xcel Energy providing Xcel Energy dedicated long-term usage of our 900 MHz Broadband Spectrum for a term of 20 years throughout Xcel Energy’s service territory in eight states the Xcel Energy Agreement. In connection with Xcel Energy Agreement, we entered into a guaranty agreement, under which we guaranteed the delivery of the relevant 900 MHz Broadband Spectrum and the associated broadband licenses in Xcel Energy’s service territory in eight states along with other commercial obligations. In the event of default or non-delivery of the specific territory’s 900 MHz Broadband Spectrum, we are required to refund payments we have received. In addition, to the extent Anterix has performed any obligations, our liability and remaining obligations under the Xcel Energy Agreement will extend only to the remaining unperformed obligations. We recorded $67.1 million in deferred revenue in connection with the prepayments received as of March 31, 2024. We commenced delivery of the relevant cleared 900 MHz Broadband Spectrum and the associated broadband leases in the first quarter of fiscal year 2024 and will continue through 2029. The revenue recognized for the year ended March 31, 2024 was approximately $1.9 million. As of March 31, 2024, the maximum potential liability of future undiscounted payments under this agreement is approximately $65.2 million.
Share Repurchase Program
In September 2021, our Board authorized a share repurchase program (the “2021 Share Repurchase Program”) pursuant to which we may repurchase up to $50.0 million of our common stock on or before September 29, 2023. We repurchased and subsequently retired a total of $33.9 million of our common stock under the 2021 Share Repurchase Program, including $10.7 million during fiscal year 2024. On September 21, 2023, our Board authorized the new 2023 Share Repurchase Program pursuant to which we may repurchase up to $250.0 million of our common stock on or before September 21, 2026. We repurchased and subsequently retired a total of $13.9 million of our common stock under the 2023 Share Repurchase Program during fiscal year 2024. We may repurchase shares of our common stock via the open market and/or privately negotiated transactions. Repurchases will be made in accordance with applicable securities laws and may be effected pursuant to Rule 10b5-1 trading plans. The manner, timing and amount of any share repurchases will be determined by us based on a variety of factors, including, proceeds from customer contracts, the timing of which is unpredictable, as well as general business and market conditions, our capital position and other strategic considerations. The 2023 Share Repurchase Program does not obligate us to repurchase any particular amount of our common stock.
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. Excise tax accrued for the year ended March 31, 2024 was approximately $0.2 million.

The following table presents the share repurchase activity for Fiscal 2024 and Fiscal 2023 (in thousands, except per share data):

	For the years ended March 31,
	2024	2023
Number of shares repurchased and retired	736	216
Average price paid per share*	$33.72	$47.05
Total cost to repurchase	$24,676	$8,223
* Average price paid per share includes costs associated with the repurchases.
As of March 31, 2024, $236.1 million is remaining under the share repurchase program.
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
Evaluation of Indefinite-Lived Intangible Assets for Impairment
Unit of accounting of wireless licenses not associated with closed deals is based on geographic markets. Unit of accounting of wireless licenses associated with closed deals is based on the deal markets. Our wireless licenses not associated with closed deals are tested for impairment based on the geographic markets, as we will be utilizing the existing wireless narrowband licenses, or broadband licenses if applicable, as part of facilitating broadband spectrum networks at a geographic market level. Our wireless licenses associated with closed deals are tested for impairment based at the deal market level. We use a market-based approach to estimate fair value for impairment testing purposes. We may elect to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an intangible asset is less than its carrying value. If we do not perform the qualitative assessment, or if the qualitative assessment indicates it is more likely than not that the fair value of the intangible asset is less than its carrying amount, we will calculate the estimated fair value of the intangible asset. If the estimated fair value of the spectrum licenses is lower than their carrying amount, an impairment loss is recognized. We will use a market-based approach to estimate fair value for impairment testing purposes except for deals that were realized as of the valuation date, for which a transaction specific market approach will be used.
The valuation approach used to estimate fair value for the purpose of impairment testing requires management to use complex assumptions and estimates such as population, discount rates, industry and market considerations, long-term market equity risk, as well as other factors. These assumptions and estimates depend on our ability to accurately predict forward looking assumptions including successfully applying for broadband licenses, commercializing our 900 MHz Broadband Spectrum and properly estimating favorable deal terms over the life of the contract. For impairment testing, estimated fair value is determined using a market-based approach primarily using the 600 MHz auction price. The FCC will use the spectrum price based on the average price paid in the FCC’s 600 MHz auction to calculate the Anti-Windfall Payments. The estimated fair value of realized deals is determined using a transaction specific market approach based on the deal specific terms and adjusted for our rate of return and present value taking into consideration the timing of payments. In addition, we performed a sensitivity analysis to recent auctions and transactions noting that while in some cases the value was lower than the 600 MHz auction price, the values were well above our carrying value. Furthermore, if management determines that for impairment testing purposes, the 600 MHz auction price is not the appropriate market-based fair value, and the new estimated fair value is lower by over 50%, our intangible assets would still not be impaired as the current estimated fair value for impairment testing purposes exceeds book value by more than 50%.

During the years ended March 31, 2024 and 2023, we performed a step one quantitative approach impairment test as of January 1, 2024 and January 1, 2023, respectively, to determine if the fair value of the combined licenses by the associated geographical or deal market exceeds the carrying value for each geographical or deal market. During Fiscal 2023, we shifted from a probability analysis approach to a more detailed approach with measurable qualitative metrics. The new approach, Demonstrated Intent (“DI”), determines how likely a deal is to close based on certain qualitative factors, like applying for an experimental license, entering into a request for proposal, joining certain utility board or publicly backing 900 MHz Broadband Spectrum and its application. As a result, we will continue to utilize the DI scores on a go-forward basis for our impairment analysis. Based on the results of the impairment test, there were no impairment charges recorded during the year ended March 31, 2024 and 2023.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required by this item are set forth in Item 15 on pages F-2 through F-27 and are filed as part of this Annual Report.
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
Our management, under the supervision of our President and Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, our management determined that, as of March 31, 2024, we maintained effective internal control over financial reporting.
Attestation Report on Internal Control over Financial Reporting
Our management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that exempt certain smaller reporting companies, as that term is defined in Rule 12-b2 of the Exchange Act, from such requirement.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(d) of the Exchange Act, during the quarterly period ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
Director and Executive Officer Trading
During the three months ended March 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).
ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information relating to our directors, executive officers and corporate governance, including our Code of Business Conduct, will be included in the proxy statement for our 2024 annual meeting of our stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference. The full text of our Code of Business Conduct, which is the code of ethics that applies to all of our officers, directors and employees, can be found in the “Investors” section of our website accessible to the public at www.anterix.com.
ITEM 11. EXECUTIVE COMPENSATION
Information relating to our executive compensation will be included in the proxy statement for our 2024 annual meeting of our stockholders, expected to be filed within 120 days of the end of our fiscal year. This information (except for the disclosure under the heading “Pay-Verse-Performance”) is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information relating to the security ownership of certain beneficial owners and management will be included in the proxy statement for our 2024 annual meeting of our stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information relating to certain relationships and related transactions and director independence will be included in the proxy statement for our 2024 annual meeting of our stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information relating to principal accountant fees and services will be included in the proxy statement for our 2024 annual meeting of our stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference.

PART IV.
ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a)(1) The following consolidated financial statements of the Company appear on pages F-2 through F-27 of this Annual Report and are incorporated by reference in Part II, Item 8:
Reports of Independent Registered Public Accounting Firms (PCAOB ID Number 248)
Consolidated Balance Sheets as of March 31, 2024 and 2023
Consolidated Statements of Operations for the Years Ended March 31, 2024 and 2023
Consolidated Statements of Stockholders’ Equity for the Years Ended March 31, 2024 and 2023
Consolidated Statements of Cash Flows for the Years Ended March 31, 2024 and 2023
Notes to Consolidated Financial Statements
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

10.25^
Transition Agreement between the PDV Spectrum Holding Company, LLC and Association of American Railroads, dated January 28, 2020 (filed as Exhibit 10.35 to the Annual Report on Form 10-K for the year ended March 31, 2020, filed with the SEC on May 28, 2020 and incorporated herein by reference (File No. 001-36827)).

10.26
Amendment 2, dated August 4, 2020, to the IP Assignment, Software Support, and Development Services Agreement, dated as of January 7, 2019, by and between the Company and TeamConnect, LLC (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on August 6, 2020 and incorporated herein by reference (File No. 001-36827)).

10.27+
Senior Executive Form of Performance-Based Restricted Stock Units Agreement and Grant Notice (2021 Short-Term Incentive Plan) under the 2014 Stock Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 16, 2020 and incorporated herein by reference (File No. 001-36827)).

10.28+
Executive Form of Performance-Based Restricted Stock Units Agreement and Grant Notice (2021 Short-Term Incentive Plan) under the 2014 Stock Plan (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 16, 2020 and incorporated herein by reference (File No. 001-36827)).

10.29+
Amendment No. 1 to 2014 Stock Plan, dated June 14, 2021 (filed as exhibit 10.40 to the Annual Report on Form 10-K for the year ended March 31, 2021, filed with the SEC on June 15, 2021 and incorporated herein by reference (File No. 001-36827)).

10.30+	Anterix Inc. 2023 Stock Plan (filed as Exhibit B of the Registrant’s Definitive proxy statement, filed with the SEC on July 14, 2023 and incorporated herein by reference (File No. 001-36827)).
21.1#	Subsidiaries of Registrant
23.1#	Consent of Grant Thornton LLP Independent Registered Public Accounting Firm relating to the Consolidated Financial Statements of the Company, dated June 26, 2024.
24.1#	Power of Attorney (included on signature page hereto).
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

32.1#*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1#	Executive Officer Compensation Recoupment Policy
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase
101.DEF#	XBRL Taxonomy Extension Definition Linkbase
101.LAB#	XBRL Taxonomy Extension Label Linkbase
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase
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
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized in Woodland Park, State of New Jersey, on June 26, 2024.

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

Signature	Title	Date

/s/ Robert H. Schwartz	President and Chief Executive Officer (Principal Executive Officer)	June 26, 2024
Robert H. Schwartz

/s/ Timothy A. Gray	Chief Financial Officer (Principal Financial and Accounting Officer)	June 26, 2024
Timothy A. Gray

/s/ Morgan E. O’Brien	Executive Chairman of the Board	June 26, 2024
Morgan E. O’Brien

/s/ Thomas Kuhn	Vice Chairman of the Board	June 26, 2024
Thomas Kuhn

/s/ Singleton B. McAllister	Director	June 26, 2024
Singleton B. McAllister

/s/ Leslie B. Daniels	Director	June 26, 2024
Leslie B. Daniels

/s/ Gregory A. Haller	Director	June 26, 2024
Gregory A. Haller

/s/ Gregory Pratt	Director	June 26, 2024
Gregory Pratt

/s/ Mahvash Yazdi	Director	June 26, 2024
Mahvash Yazdi

/s/ Jeffrey Altman	Director	June 26, 2024
Jeffrey Altman

Page F- 1

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Anterix Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Anterix Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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
Critical audit matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2019.
New York, New York
June 26, 2024

Page F- 2

Anterix Inc.
Consolidated Balance Sheets
March 31, 2024 and 2023
(thousands, except share data)

	March 31, 2024	March 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$60,578	$43,182
Spectrum receivable costs	8,521	13,834
Prepaid expenses and other current assets	3,912	2,443
Total current assets	73,011	59,459
Escrow deposits	7,546	—
Property and equipment, net	2,062	3,606
Right of use assets, net	4,432	3,371
Intangible assets	216,743	202,044
Deferred broadband costs	19,772	8,853
Other assets	1,328	1,225
Total assets	$324,894	$278,558
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$8,631	$6,624
Due to related parties	—	533
Operating lease liabilities	1,850	1,725
Contingent liability	1,000	20,249
Deferred revenue	6,470	2,769
Total current liabilities	17,951	31,900
Operating lease liabilities	3,446	2,922
Contingent liability	15,000	—
Deferred revenue	115,742	57,990
Deferred gain on sale of intangible assets	4,911	—
Deferred income tax	6,281	5,440
Other liabilities	531	513
Total liabilities	163,862	98,765
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized and no shares outstanding at March 31, 2024 and March 31, 2023	—	—
Common stock, $0.0001 par value per share, 100,000,000 shares authorized and 18,452,892 shares issued and outstanding at March 31, 2024 and 18,921,999 shares issued and outstanding at March 31, 2023	2	2
Additional paid-in capital	533,203	518,160
Accumulated deficit	(372,173)	(338,369)
Total stockholders’ equity	161,032	179,793
Total liabilities and stockholders’ equity	$324,894	$278,558
See accompanying notes to consolidated financial statements.

Page F- 3

Anterix Inc.
Consolidated Statements of Operations
Years Ended March 31, 2024 and 2023
(in thousands, except share and per share data)

	2024	2023
Spectrum revenue	$4,191	$1,919
Operating expenses
General and administrative	44,423	45,177
Sales and support	5,693	5,733
Product development	5,697	4,439
Depreciation and amortization	844	1,420
Operating expenses	56,657	56,769
Gain from disposal of intangible assets, net	(35,024)	(38,399)
Gain on sale of intangible assets, net	(7,364)	—
Loss from disposal of long-lived assets, net	44	10
Loss from operations	(10,122)	(16,461)
Interest income	2,374	1,140
Other income	233	266
Loss before income taxes	(7,515)	(15,055)
Income tax expense	1,613	1,262
Net loss	$(9,128)	$(16,317)
Net loss per common share basic and diluted	$(0.49)	$(0.87)
Weighted-average common shares used to compute basic and diluted net loss per share	18,765,190	18,841,049
See accompanying notes to consolidated financial statements.

Page F- 4

Anterix Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended March 31, 2024 and 2023
(in thousands)

	Number of Shares
	Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total
Balance at March 31, 2022	18,378	$2	$500,125	$(313,829)	$186,298
Stock compensation expense	—	—	17,874	—	17,874
Restricted shares issued	219	—	—	—	—
Stock option exercises	77	—	1,726	—	1,726
Motorola Shares	500	—	—	—	—
Shares withheld for taxes	(36)	—	(1,565)	—	(1,565)
Retirement of common stock	(216)	—	—	(8,223)	(8,223)
Net loss	—	—	—	(16,317)	(16,317)
Balance at March 31, 2023	18,922	2	518,160	(338,369)	179,793
Stock compensation expense	—	—	15,507	—	15,507
Restricted shares issued	247	—	—	—	—
Stock option exercises	59	—	777	—	777
Shares withheld for taxes	(39)	—	(1,241)	—	(1,241)
Retirement of common stock	(736)	—	—	(24,676)	(24,676)
Net loss	—	—	—	(9,128)	(9,128)
Balance at March 31, 2024	18,453	$2	$533,203	$(372,173)	$161,032
See accompanying notes to consolidated financial statements.

Page F- 5

Anterix Inc.
Consolidated Statements of Cash Flows
Years Ended March 31, 2024 and 2023
(in thousands)

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,128)	$(16,317)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	844	1,420
Stock compensation expense	15,507	17,874
Deferred income taxes	841	1,248
Right of use assets	1,512	676
Gain from disposal of intangible assets, net	(35,024)	(38,399)
Gain on sale of intangible assets, net	(7,364)	—
Loss from disposal of long-lived assets, net	44	10
Changes in operating assets and liabilities
Prepaid expenses and other assets	(1,171)	464
Accounts payable and accrued expenses	1,936	101
Due to related parties	(533)	413
Operating lease liabilities	(1,924)	(1,042)
Contingent liability	15,000	249
Deferred revenue	61,453	6,081
Other liabilities	—	(28)
Net cash provided by (used in) operating activities	41,993	(27,250)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible assets, including refundable deposits, retuning costs and swaps	(17,031)	(25,004)
Proceeds from sale of spectrum	25,427	—
Purchases of equipment	(307)	(2,126)
Net cash provided by (used in) investing activities	8,089	(27,130)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	777	1,726
Repurchase of common stock	(24,676)	(8,223)
Payments of withholding tax on net issuance of restricted stock	(1,241)	(1,565)
Net cash used in financing activities	(25,140)	(8,062)
Net change in cash and cash equivalents and restricted cash	24,942	(62,442)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents and restricted cash at beginning of the year	43,182	105,624
Cash and cash equivalents and restricted cash at end of the year	$68,124	$43,182

The following tables provide a reconciliation of cash and cash equivalents and restricted cash reported on the Consolidated Balance Sheets that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:
	March 31, 2024	March 31, 2023
Cash and cash equivalents	$60,578	$43,182
Escrow deposits	7,546	—
Total cash and cash equivalents and restricted cash	$68,124	$43,182
See accompanying notes to consolidated financial statements.

Page F- 6

Anterix Inc.
Notes to Consolidated Financial Statements
1. Nature of Operations
Anterix Inc ( the “Company”) is the utility industry’s partner, empowering enhanced visibility, control and security for a modern grid. The Company’s vision is to deliver secure, scalable solutions enabled by private wireless broadband connectivity, for the benefit of utilities and the communities that they serve. As the largest holder of licensed spectrum in the 900 MHz band (896-901/935-940 MHz) throughout the contiguous United States, plus Hawaii, Alaska and Puerto Rico, the Company is uniquely positioned to deliver solutions that support secure, resilient and customer-controlled operations. The Company is focused on commercializing its spectrum assets and expanding the benefits and solutions it offers to enable the Company’s targeted utility and critical infrastructure customers to deploy private broadband networks.
The Company was originally incorporated in California in 1997 and reincorporated in Delaware in 2014. In November 2015, the Company changed its name from Pacific DataVision, Inc. to pdvWireless, Inc. In August 2019, the Company changed its name from pdvWireless, Inc. to Anterix Inc. The Company maintains offices in Woodland Park, New Jersey, McLean, Virginia and Abilene, Texas.
Business Developments
TECO Agreement
In November 2023, the Company entered into an agreement with Tampa Electric Company (“TECO”) to provide TECO the use of the Company’s 900 MHz Broadband Spectrum for a term of 20 years throughout TECO’s service territory in West Central Florida (the “TECO Agreement”). The TECO Agreement also provides TECO an option to extend the agreement for two 10-year terms for additional payments. The TECO Agreement, which covers an approximately 2,000-square-mile service territory in West Central Florida, is expected to enable TECO to deploy a PLTE network providing critical broadband communications capabilities in support of its initiatives. The scheduled prepayments for the 20-year initial term of the TECO Agreement total $34.5 million, of which $6.9 million was received by the Company in December 2023. See Note 3 Revenue for further discussion on the TECO Agreement.
LCRA Agreement
In April 2023, the Company entered into an agreement with Lower Colorado River Authority (“LCRA”) to sell 900 MHz Broadband Spectrum covering 68 counties and more than 30 cities in LCRA’s wholesale electric, transmission, and water service area (the “LCRA Agreement”) for total payments of $30.0 million plus the contribution of select LCRA 900 MHz narrowband spectrum. Total consideration of $30.0 million is to be paid through fiscal year 2026 pursuant to the terms of the LCRA Agreement. During the year ended March 31, 2024, the Company received an initial $15.0 million payment, of which $7.5 million was deposited in an escrow account (refer to Note 4 Escrow Deposits for further discussion). See Note 13 Contingencies and Guaranty for further discussion on the LCRA Agreement.
Xcel Energy Agreement
In October 2022, the Company entered into an agreement with Xcel Energy Services Inc. (“Xcel Energy”) providing Xcel Energy dedicated long-term usage of the Company’s 900 MHz Broadband Spectrum for a term of 20 years throughout Xcel Energy’s service territory in eight states (the “Xcel Energy Agreement”) for a total of $80.0 million, of which $8.0 million was received by the Company in December 2022. In July 2023 and November 2023, the Company delivered the cleared 900 MHz Broadband Spectrum and the associated broadband leases and received milestone payments of $21.2 million in each period. During the year ended March 31, 2024, the Company delivered the cleared 900 MHz Broadband Spectrum and the associated broadband leases and received a milestone payment of $16.8 million in January 2024. The revenue recognized for the year ended March 31, 2024, was approximately $1.9 million.
SDG&E Agreement
In February 2021, the Company entered into an agreement with San Diego Gas & Electric Company, a subsidiary of Sempra Energy (“SDG&E”), to sell 900 MHz Broadband Spectrum throughout SDG&E’s California service territory, including San Diego and Imperial Counties and portions of Orange County (the “SDG&E Agreement”) for a total payment of $50.0 million. The total payment of $50.0 million is comprised of an initial payment of $20.0 million received in February 2021 and the remaining payments which are due as the Company delivers the relevant cleared 900 MHz Broadband Spectrum and the associated broadband licenses to SDG&E. In September 2023, the Company transferred to SDG&E the San Diego County broadband license and received a milestone payment of $25.2 million net of delivery delay adjustments of $1.1 million. In December 2023, the Company transferred to SDG&E the remainder of the cleared 900 MHz Broadband Spectrum and the associated broadband license related to Imperial County and received a milestone payment of $0.2 million. See Note 6 Intangible Assets for further discussion.

Page F- 7

2023 Stock Plan
On August 8, 2023, the Company adopted a new equity-based compensation plan known as the Anterix Inc. 2023 Stock Plan (the “2023 Stock Plan”). The 2023 Stock Plan permits the Company to grant equity compensation awards to employees, consultants and non-employee directors of the Company. See Note 11 Stock Compensation for further discussion.
2023 Share Repurchase Program
On September 21, 2023, the Board of Directors (the “Board”) authorized a new share repurchase program (the “2023 Share Repurchase Program”) pursuant to which the Company may repurchase up to $250.0 million of the Company’s common stock on or before September 21, 2026. See Note 11 Stock Compensation for further discussion.
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
Cash and Cash Equivalents and Restricted Cash
All highly liquid investments with maturities of three months or less at the time of purchase are considered cash equivalents. Cash equivalents are stated at cost, which approximates the quoted market value and includes amounts held in money market funds. Restricted cash includes amounts classified as escrow deposits.
Concentration of Credit Risk and Significant Customers
Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with financial institutions for which credit loss is not anticipated. As of March 31, 2024 and 2023, substantially all of the Company’s cash balance exceeded the federally insured limits. During the year ended March 31, 2024 and 2023, each of the Company’s customers accounted for greater than 10% of total revenue.
As of March 31, 2024 and March 31, 2023, the Company does not have an outstanding accounts receivable balance.
Allowance for Credit Losses
An allowance for credit losses is estimated, as required, based on a combination of write-off history, aging analysis and forecasts on the collectability of accounts receivable. The Company reviews its allowance for credit losses on a quarterly basis. Past due balances meeting specific criteria are reviewed individually for collectability.
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

Page F- 8

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
As of March 31, 2024, the Company did not settle any of its obligations to restore the leased premises to its original condition and increased its asset retirement obligations accrual by $0.1 million based on estimated future cash flows.
As of March 31, 2023, the Company settled approximately $0.1 million of its obligation to restore the leased premises to its original condition and decreased its asset retirement obligations accrual by $6 thousand based on estimated future cash flows.
Changes in the liability for the asset retirement obligations for the years ended March 31, 2024 and 2023 are summarized below (in thousands):

	2024	2023
Balance at beginning of the year	$543	$626
Liabilities settled	—	(79)
Revision of estimate	85	(6)
Accretion expense	4	2
Balance at end of the year	632	543
Less amount classified as current - included in accounts payable and accrued expenses	101	30
Noncurrent liabilities - included in other liabilities	$531	$513
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
Evaluation of Indefinite-Lived Intangible Assets for Impairment
The Company determined that its unit of accounting should be based on geographic markets and deal markets. Unit of accounting of wireless licenses not associated with closed deals is based on geographic markets. Unit of accounting of wireless licenses associated with closed deals is based on the deal markets. The Company’s wireless licenses not associated with closed deals are tested for impairment based on the geographic markets, as the Company will be utilizing the existing wireless narrowband licenses, or broadband licenses if applicable, as part of facilitating broadband spectrum networks at a geographic market level. The Company’s wireless licenses associated with closed deals are tested for impairment based at the deal market level. The Company may elect to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an intangible asset is less than its carrying value. If the Company does not perform the qualitative assessment, or if the qualitative assessment indicates it is more likely than not that the fair value of the intangible asset is less than its carrying amount, the Company will calculate the estimated fair value of the intangible asset. If the estimated fair value of the spectrum licenses is lower than their carrying amount, an impairment loss is recognized. The Company will use a market-based approach to estimate fair value for impairment testing purposes except for deals that were realized as of the valuation date, for which a transaction specific market approach will be used.
The valuation approach used to estimate fair value for the purpose of impairment testing requires management to use complex assumptions and estimates such as population, discount rates, industry and market considerations, long-term market equity risk, as well as other factors. These assumptions and estimates depend on the Company’s ability to accurately predict forward looking assumptions including successfully applying for broadband licenses, commercializing the Company’s 900 MHz Broadband Spectrum and properly estimating favorable deal terms over the life of the contract. For impairment testing, estimated fair value is determined using a market-based approach primarily using the 600 MHz auction price. The FCC will use

Page F- 9

the spectrum price based on the average price paid in the FCC’s 600 MHz auction to calculate the Anti-Windfall Payments, a payment to the U.S. Treasury from a 900 MHz broadband applicant, if the applicant relinquishes less than 6 MHz (or 240 channels) of spectrum for any full or fractional MHz less than 6 MHz. The estimated fair value of realized deals is determined using a transaction specific market approach based on the deal specific terms and adjusted for the Company’s required rate of return and present value taking into consideration the timing of payments.
During the years ended March 31, 2024 and 2023, the Company performed a step one quantitative approach impairment test as of January 1, 2024 and January 1, 2023, respectively, to determine if the fair value of the combined licenses by the associated geographical or deal market exceeds the carrying value for each geographical or deal market. During March 31, 2023 (“Fiscal 2023”), the Company shifted from a probability analysis approach to a more detailed approach with measurable qualitative metrics. The new approach, Demonstrated Intent (“DI”), determines how likely a deal is to close based on certain qualitative factors, like applying for an experimental license, entering into a request for proposal, joining certain utility board or publicly backing 900 MHz Broadband Spectrum and its application. As a result, the Company will continue to utilize the DI scores on a go-forward basis for the Company’s impairment analysis. Based on the results of the impairment test, there were no impairment charges recorded during the year ended March 31, 2024 and 2023.
Exchanges of Intangible Assets
At times, the Company enters into agreements to exchange or cancel spectrum licenses. Upon entering into the arrangement, if the transaction has been deemed to have commercial substance, spectrum licenses are reviewed for impairment. The licenses are exchanged or cancelled at their carrying value and adjusted for any gain or loss recognized. Upon receipt of FCC approval, the spectrum licenses acquired as part of an exchange of nonmonetary assets are recorded at their fair value as of the exchange date. The difference between the fair value of the spectrum licenses obtained, carrying value of the spectrum licenses transferred and cash paid, if any, is recognized as a gain or loss on disposal of spectrum licenses reported separately on the Company’s Consolidated Statements of Operations. For the purpose of the valuation of broadband licenses received in connection with nonmonetary exchanges, the Company utilizes the 600 MHz Auction price per MHzPop, which represents level two of the fair value hierarchy. If the transaction lacks commercial substance or the fair value of the acquired asset cannot be determined, the acquired spectrum licenses are recorded at the carrying value of the spectrum assets transferred, cancelled or exchanged.
See Note 6 Intangible Assets for a discussion on the Company’s spectrum exchanges during the years ended March 31, 2024 and 2023.
Spectrum Receivable Costs and Deferred Broadband Costs
Spectrum receivable costs represent prepayments made to acquire, retune or swap narrowband wireless licenses for cash consideration. The initial deposits to incumbents are recorded as spectrum receivable costs on the Company’s Consolidated Balance Sheets and are refundable if the FCC does not approve the sale, retuning or swap of the spectrum. Upon closing the associated deal, the costs are transferred to intangible assets on the Company’s Consolidated Balance Sheets for purchases of licenses and to deferred broadband costs on the Company’s Consolidated Balance Sheets for deals related to swap or retuning of narrowband licenses. In fiscal year 2024, the total cost transferred from spectrum receivable costs to intangible assets and deferred broadband costs amounted to $9.1 million and $10.9 million, respectively. The Company will review the assets on a periodic basis to determine if an impairment exists. If it is determined that there is an impairment, the Company will expense the assets to the extent of the potential loss. Upon exchanging the Company’s narrowband licenses for broadband licenses, the Company will transfer the deferred broadband costs to intangible assets.
Long-Lived Assets and Right of Use Assets Impairment
The Company evaluates long-lived assets and right of use assets, other than intangible assets with indefinite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Asset groups are determined at the lowest level for which identifiable cash flows are largely independent of cash flows of other groups of assets and liabilities. When the carrying amount of the asset groups are not recoverable and exceeds its fair value, an impairment loss is recognized equal to the excess of the asset group’s carrying value over the estimated fair value. There were no impairment charges during the years ended March 31, 2024 and 2023.
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

Page F- 10

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
Financial Instruments
The carrying values of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, escrow deposit, accounts payable, accrued expenses and contingent liability approximate their fair values.
Leases
Leases in which the Company is the lessee are comprised of corporate office space and tower space. Substantially all of the leases are classified as operating leases. The Company is obligated under certain lease agreements for office space with lease terms expiring on various dates from October 31, 2024 through January 31, 2029, which includes lease extensions ranging from three to ten-years for its corporate headquarters. The Company entered into multiple lease agreements for tower space related to its spectrum holdings. The lease expiration dates range from April 30, 2024 to March 21, 2031.
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
Revenue Recognition
Revenues are recognized when a contract with a customer exists and control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services.
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in Accounting Standards Codification, Revenue from Contracts with Customers (“ASC 606”). A contract’s transaction price is allocated to each distinct performance obligation and is recognized as revenue when, or as, the performance obligation is satisfied, which typically occurs when the services are rendered. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. The Company’s contracts with customers may include multiple performance obligations. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price. It generally determines standalone selling prices based on the prices charged to customers under contracts involving only the relevant performance obligation. Judgment may be used to determine the standalone selling prices for items that are not sold separately, including services provided at no additional charge. For the Company’s customer agreements, most of the performance obligations involve delivering leased spectrum on a county-by-county basis and are generally satisfied over time as services are provided. The nature of the licenses provide the benefit of the leased spectrum regardless of whether the customer uses the spectrum or not. As a result, revenue will be recognized ratably as the Company delivers cleared 900 MHz Broadband Spectrum and the associated broadband leases to the customer on a county-by-county basis over the contractual term.
Since a contract has payment terms that differ from the timing of revenue recognition, the Company will assess whether the transaction price for those contracts include a significant financing component. The Company expects that the period between the transfer of a promised good or service to a customer and the customer payment for that good or service will not constitute a significant financing component. Most of the Company’s spectrum agreements have milestone payments, which align the payment schedule with the clearing and delivery of broadband spectrum. The Company may be entitled to receive an initial deposit, which is not considered a significant financing component because it is used to obtain exclusive rights to the spectrum upon clearing and delivery. As a result, the prepayment structure does not result in a financing component as it mitigates the risk for both parties and secures the exclusive use of the Company’s 900 MHz Broadband Spectrum.
The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company determined that certain sales commissions met the requirements to be capitalized and were recorded as an asset upon the Company’s adoption of ASC 606. For the years ended March 31, 2024 and 2023, the Company capitalized commission costs required to obtain long-term 900 MHz Broadband Spectrum lease agreements which will be amortized over the contractual term.

Page F- 11

Contract Assets and Liabilities
The Company records a contract asset when the Company has satisfied a performance obligation but does not yet have an unconditional right to consideration. Contract assets are included in prepaid expenses and other current assets in the consolidated balance sheets. The Company will review the contract asset on a periodic basis to determine if an impairment exists as a result of a potential credit loss exposure. If it is determined that there is an impairment, the Company will expense the contract asset to the extent of the potential credit loss.
Contract liabilities primarily relate to advance consideration received from customers for spectrum services, for which the control of these services has not been transferred to the customer. These contract liabilities are recorded as deferred revenue on the balance sheet.
Product Development Costs
The Company charges all product and development costs to expense as incurred. Types of expense incurred in product and development costs include employee compensation, consulting, travel, equipment and technology costs.
Advertising and Promotional Expense
The Company expenses advertising and promotional costs as incurred. Advertising and promotional expense was approximately $62,000 and $92,000 for the years ended March 31, 2024 and 2023, respectively.
Stock Compensation
The Company accounts for stock options in accordance with U.S. GAAP, which requires the measurement and recognition of compensation expense, based on the estimated fair value of awards granted to consultants, employees and directors. The Company estimates the fair value of share-based awards on the date of grant using an option-valuation model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s statements of operations over the requisite service periods. In the event the participant’s employment by or engagement with (as a director or otherwise) the Company terminates before exercise of the options granted, the stock options granted to the participant shall immediately expire and all rights to purchase shares thereunder shall immediately cease and expire and be of no further force or effect, other than applicable exercise rights for vested shares that may extend past the termination date as provided for in the participant’s applicable option award agreement. Additionally, the Company’s Compensation Committee (the “Compensation Committee”) adopted an Executive Severance Plan (the “Severance Plan”) in February 2015, which was amended in February 2019, and the Company subsequently entered into Severance Plan Participation Agreements with its executive officers. In addition to providing participants with severance payments, the Severance Plan provides for accelerated vesting and extends the exercise period for outstanding equity awards if the Company terminates a participant’s service for reasons other than cause, death or disability or the participant terminates his or her service for good reason, whether before or after a change of control (each of such terms as defined in the Severance Plan). In addition to the Severance Plan, the equity awards issued to the Company’s President and Chief Executive Officer provide for accelerated vesting upon termination of service for reasons other than cause or a resignation for good reason; involuntary termination in connection with a change in control; or a change in control with a purchase price at or above $100 per share (each of such terms defined in the equity award agreements).
To calculate option-based compensation, the Company uses the Black-Scholes option valuation model. The compensation cost for the stock options with a graded vesting schedule is recognized using an accelerated method over the explicit vesting period. Stock options have a maximum term of ten years from the date they are granted, and vest over a requisite service period of three years, or four years for grants prior to November 2020, subject to acceleration in certain circumstances. The Company’s determination of fair value of option-based awards on the date of grant using the Black-Scholes model is affected by assumptions regarding a number of subjective variables. These variables include the expected volatility of the Company’s stock price, which is based on the weighted-average historical volatility of its stock, expected term, which is based on option history with adjustments for vesting schedule and contractual terms, risk-free interest rate, which is based on the treasury zero-coupon yield appropriate for the term of the option-based award as of the grant date; and expected dividends as applicable, which is zero, as the Company has never paid any cash dividends. Any future determination to pay dividends will be at the discretion of the Board and will depend on the Company’s financial condition, results of operations, capital requirements, restrictions contained in any financing instruments and such other factors as the Board deems relevant in its sole discretion. Therefore, the Company uses an expected dividend yield of zero in the option-pricing model.
The fair value of restricted stock, restricted stock units and performance units without market conditions are measured based upon the quoted closing market price for the stock on the date of grant. The compensation cost for the restricted stock and restricted stock units is recognized on a straight-line basis over the explicit vesting period. Restricted stock granted to the Company employees vest over a requisite services period of four years, subject to acceleration in certain circumstances. Vested restricted stock units are settled and issuable upon the earlier of the date the employee ceases to be an employee of the

Page F- 12

Company or a date certain in the future. The compensation cost for the performance units without market conditions is recognized ratably over the service period if it is probable that the performance condition will be met.
The Company uses a Monte Carlo simulation model to determine the fair value of performance units with market condition at grant date. The Monte Carlo simulation model is based on a discounted cash flow approach, with the simulation of a large number of possible stock price outcomes for the Company’s stock and the target composite index. The use of the Monte Carlo simulation model requires the input of a number of assumptions including expected volatility of the Company’s stock price, which is based on the weighted-average historical volatility of its stock; correlation between changes in the Company’s stock price and changes in the target composite index, which is based on the historical relationship between the Company’s stock price and the target composite index average; risk-free interest rate, which is based on the treasury zero-coupon yield appropriate for the term of the performance unit as of the grant date; and expected dividends as applicable, which is zero, as the Company has never paid any cash dividends. Any future determination to pay dividends will be at the discretion of the Board and will depend on the Company’s financial condition, results of operations, capital requirements, restrictions contained in any financing instruments and such other factors as the Board deems relevant in its sole discretion. Therefore, the Company has used an expected dividend yield of zero in the Monte Carlo simulation model. The compensation cost for the performance units with market condition is recognized ratably over the service period.
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
Changes in valuation allowance for the years ended March 31, 2024 and 2023 are summarized below (in thousands):

	2024	2023
Balance at beginning of the year	$85,984	$79,998
Charged to costs and expenses	842	1,218
Changes in net loss carryforward and other	2,916	4,768
Balance at end of the year	$89,742	$85,984
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
Net Loss Per Share of Common Stock
Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. For purposes of the diluted net loss per share calculation, preferred stock, convertible notes payable-affiliated

Page F- 13

entities, stock options, restricted stock and warrants are considered to be potentially dilutive securities. Diluted earnings per share is computed using the treasury stock method. Because the Company has reported a net loss for the years ended March 31, 2024 and 2023 diluted net loss per common share is the same as basic net loss per common share for those periods.
Common stock equivalents resulting from potentially dilutive securities approximated 241,629 and 352,216 and at March 31, 2024 and 2023 respectively, and have not been included in the dilutive weighted average shares of common stock outstanding, as their effects are anti-dilutive.
Recently Issued Accounting Pronouncements
In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2023-06, Disclosure Improvements: Codification Amendment in Response to the SEC’s Disclosure Update and Simplification Initiative. The ASU incorporates several disclosure and presentation requirements currently residing in the SEC Regulations S-X and S-K. The amendments will be applied prospectively and are effective when the SEC removes the related requirements from Regulations S-X or S-K. Any amendments the SEC does not remove by June 30, 2027 will not be effective. As the Company is currently subject to the SEC requirements, this ASU is not expected to have a material impact on its consolidated financial statements or related disclosures.
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
In March 2024, the FASB issued ASU 2024-02, Codification Improvements: this Codification amendment was issued to remove references to various concepts statements and impacts a variety of topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and not required to understand or apply the guidance. The amendments in ASU 2024-02 are not intended to result in significant accounting changes for most entities and are not expected to have a material impact on the Company’s consolidated financial statements or related disclosures. This update is effective for annual periods beginning after December 15, 2024.
3. Revenue
The following table provides information regarding the Company’s revenue for each of the services it provides pursuant to its spectrum revenue agreements for the years ended March 31, 2024 and 2023 (in thousands):

	2024	2023
Spectrum revenues
900 MHz Broadband Spectrum Revenue
Ameren Corporation	$609	$609
Evergy	966	581
Xcel Energy (1)	1,887	—
Narrowband Spectrum Revenue
Motorola	729	729
Total spectrum revenue (2)	$4,191	$1,919
1.The Company commenced revenue recognition in connection with the delivery of cleared 900 MHz Broadband Spectrum and the associated broadband leases to Xcel Energy in September 2023.
2.Revenue recognized during the years ended March 31, 2024 and 2023 was included in deferred revenue at the beginning of the respective periods.
900 MHz Broadband Spectrum Revenue
In December 2020, the Company entered into its first long-term lease agreements of 900 MHz Broadband Spectrum with Ameren. The Ameren Agreements will enable Ameren to deploy a PLTE network in its service territories in Missouri and

Page F- 14

Illinois, covering approximately 7.5 million people. Each Ameren Agreement is for an initial term of 30 years with a 10-year renewal option for an additional payment. The scheduled prepayments for the 30-year initial terms of the Ameren Agreements total $47.7 million, of which $0.3 million was received by the Company in February 2021, $5.4 million in September 2021 and $17.2 million in October 2021. The prepayments received to date encompass the initial upfront payment(s) due upon signing of the Ameren Agreements and payments for delivery of the relevant 1.4 x 1.4 MHz cleared spectrum in several metropolitan counties throughout Missouri and Illinois, in accordance with the terms of the Ameren Agreements. The remaining prepayments for the 30-year initial term are due by mid-2026, per the terms of the Ameren Agreements and as the Company delivers the relevant cleared 900 MHz Broadband Spectrum and the associated broadband leases. The Company is working with the remaining incumbents to clear the 900 MHz Broadband Spectrum allocation in Ameren’s service territory. In August 2021, the FCC granted the first 900 MHz broadband leases to the Company for several counties in Ameren’s service territory, for which the Ameren Agreements were also subsequently approved by the FCC. In accordance with ASC 606, the payments of prepaid fees under the Ameren Agreements will be accounted for as deferred revenue on the Company’s Consolidated Balance Sheets. Revenue is recognized over time as the performance obligations of clearing the 900 MHz Broadband Spectrum and the associated broadband leases are delivered by respective county, over the contractual term of 30-years.
In September 2021, the Company entered into a long-term lease agreement of 900 MHz Broadband Spectrum with Evergy. The Evergy service territories covered by the Evergy Agreement are in Kansas and Missouri, with a population of approximately 3.9 million people. The Evergy Agreement is for an initial term of 20 years with two 10-year renewal options for additional payments. Prepayment in full of the $30.2 million for the 20-year initial term, which was due and payable within thirty (30) days after execution of the Evergy Agreement, was received by the Company in October 2021. During the year ended March 31, 2024, the Company cleared the 900 MHz Broadband Spectrum allocation covered by the Evergy Agreement. In accordance with ASC 606, the payments of prepaid fees under the Evergy Agreement will be accounted for as deferred revenue on the Company’s Consolidated Balance Sheets. Revenue is recognized over time as the performance obligations of clearing the 900 MHz Broadband Spectrum and the associated broadband leases are delivered by respective county, over the contractual term of 20-years.
In October 2022, the Company entered into an agreement with Xcel Energy providing Xcel Energy dedicated long-term usage of the Company’s 900 MHz Broadband Spectrum for a term of 20 years throughout Xcel Energy’s service territory in eight states including Colorado, Michigan, Minnesota, New Mexico, North Dakota, South Dakota, Texas and Wisconsin. The Xcel Energy Agreement also provides Xcel Energy an option to extend the agreement for two 10-year terms for additional payments. The Xcel Energy Agreement allows Xcel Energy to deploy a PLTE network to support its grid modernization initiatives for the benefit of its approximately 3.7 million electricity customers and 2.1 million natural gas customers. The scheduled prepayments for the 20-year initial term of the Xcel Energy Agreement total $80.0 million, of which $8.0 million was received by the Company in December 2022. In July 2023 and November 2023, the Company delivered the cleared 900 MHz Broadband Spectrum and the associated broadband leases and received milestone payments of $21.2 million in each period. During the year ended March 31, 2024, the Company delivered the cleared 900 MHz Broadband Spectrum and the associated broadband leases and received a milestone payment of $16.8 million in January 2024. The remaining prepayments for the 20-year initial term are due by mid-2028, per the terms of the Xcel Energy Agreement and as the Company delivers the relevant cleared 900 MHz Broadband Spectrum and the associated broadband leases. The Company is working with the remaining incumbents to clear the 900 MHz Broadband Spectrum allocation in Xcel Energy service territories. In accordance with ASC 606, the payments of prepaid fees under the Xcel Energy Agreement will be accounted for as deferred revenue on the Company’s Consolidated Balance Sheets. Revenue will be recognized over time as the performance obligations of clearing the 900 MHz Broadband Spectrum and the associated broadband leases are delivered by respective county, over the contractual term of approximately 20-years.
In November 2023, the Company entered into an agreement with TECO to provide TECO the use of the Company’s 900 MHz Broadband Spectrum for a term of 20 years throughout TECO’s service territory in West Central Florida the TECO Agreement. The TECO Agreement also provides TECO an option to extend the agreement for two 10-year terms for additional payments. The TECO Agreement, which covers an approximately 2,000-square-mile service territory in West Central Florida, is expected to enable TECO to deploy a PLTE network. The scheduled prepayments for the 20-year initial terms of the TECO Agreement total $34.5 million, of which $6.9 million was received by the Company in December 2023. The remaining prepayments for the 20-year initial term are due by fiscal year 2026, per the terms of the TECO Agreement and as the Company delivers the relevant cleared 900 MHz Broadband Spectrum and the associated broadband leases. The Company is working with incumbents to clear the 900 MHz Broadband Spectrum allocation in TECO service territories. The payments of prepaid fees under the TECO Agreement will be accounted for as deferred revenue on the Company’s Consolidated Balance Sheets. Revenue will be recognized over time as the performance obligations of clearing the 900 MHz Broadband Spectrum and the associated broadband leases are delivered by respective county, over the contractual term of approximately 20 years.

Page F- 15

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
Capitalized Contract Costs
The Company capitalizes incremental costs associated with obtaining a contract with a customer, which generally includes sales commissions. The Company’s capitalized contract costs consisted of the following activity (in thousands):

	2024	2023
Balance at the beginning of the year	$870	$638
Additions	199	249
Amortization	(42)	(17)
Balance at the end of the year	1,027	870
Less amount classified as current assets (1)	(580)	(418)
Noncurrent assets (1)	$447	$452
1.Current assets are recorded as prepaid expenses and other current assets and noncurrent assets are recorded as other assets on the Company’s Consolidated Balance Sheets.
Contract Liabilities
Contract liabilities primarily relate to advanced consideration received from customers for spectrum services, for which revenue is recognized over time, as the services are performed. The Company’s contract liabilities consisted of the following activity (in thousands):

	2024	2023
Balance at the beginning of the year	$60,759	$54,678
Net additions (1)	65,644	8,000
Revenue recognized	(4,191)	(1,919)
Balance at the end of the year	122,212	60,759
Less amount classified as current liabilities (2)	(6,470)	(2,769)
Noncurrent liabilities (2)	$115,742	$57,990
1.Represents milestone payments received from customer contracts pursuant to the terms of the associated spectrum lease agreements, net of delivery delay adjustments.
2.Current liabilities and noncurrent liabilities are recorded as deferred revenue on the Company’s Consolidated Balance Sheets.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations of the Company’s contracts represent contracted revenue that will be recognized in future periods. Total performance obligations include deferred revenue (i.e., contract liabilities) as well as amounts that will be invoiced and recognized in future periods. Revenue allocated to remaining performance obligations was $187.0 million as of March 31, 2024, which will be recognized over the remaining contract terms up to 30 years.
4. Escrow Deposits
Escrow deposits are considered restricted cash as the deposits are restricted from use until the terms of the escrow agreement are met. Escrow deposits are classified as noncurrent assets on the Company’s Consolidated Balance Sheets.
In connection with the LCRA Agreement, the Company and LCRA entered into an escrow agreement. Pursuant to the escrow agreement, the escrow funds shall be held and invested in a money market deposit account. All interest and other income earned shall be allocated to the Company, payable with the final distribution of the escrow funds. The escrow funds shall be distributed upon written request by both the Company and LCRA pursuant to the terms within the LCRA Agreement. During the year ended March 31, 2024, the Company received $15.0 million, of which $7.5 million was deposited in an escrow account.

Page F- 16

5. Property and Equipment
Property and equipment consists of the following at March 31, 2024 and 2023 (in thousands):

	Estimated useful life	2024	2023
Network sites and equipment	5-10 years	$11,287	$12,292
Computer software	1-7 years	863	847
Computer equipment	5-7 years	318	279
Furniture and fixture and other equipment	2-5 years	480	450
Leasehold improvements	Shorter of the lease term or 10 years	819	819
		13,767	14,687
Less accumulated depreciation		11,705	11,628
		2,062	3,059
Construction in process		—	547
Property and equipment, net		$2,062	$3,606
Depreciation expense for the years ended March 31, 2024 and 2023 amounted to approximately $0.8 million and $1.4 million respectively.
There were no impairment charges during the years ended March 31, 2024 and 2023.
6. Intangible Assets
Wireless licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but instead are tested for impairment annually, or more frequently if an event indicates that the asset might be impaired. There were no impairment charges related to the Company’s indefinite-lived intangible assets during the years ended March 31, 2024 and 2023.
Intangible assets consist of the following at March 31, 2024 and 2023 (in thousands):

	2024	2023
Balance at the beginning of the year	$202,044	$151,169
Acquisitions and transfers	12,077	12,476
Sale of intangible assets	(32,402)	—
Exchanges - licenses received	43,700	46,174
Exchanges - licenses surrendered	(8,676)	(7,775)
Balance at the end of the year	$216,743	$202,044
Purchases of intangible assets, including refundable deposits, retuning costs and swaps
During the years ended March 31, 2024 and 2023, the Company entered into agreements with several third parties in multiple U.S. markets to acquire, retune or swap wireless licenses for cash consideration (“deals”) and made Anti-Windfall Payments to the US Treasury Department. The initial deposits to incumbents are recorded as prepaid expenses and other current assets on the Company’s Consolidated Balance Sheets and are refundable if the FCC does not approve the sale, retuning or swap of the spectrum. The initial deposits are transferred to other assets or intangible assets in the Company’s Consolidated Balance Sheets, as applicable, upon meeting the relevant deal milestones. The final payments related to closed retuning or swap deals are recorded as deferred broadband costs on the Company’s Consolidated Balance Sheets. The final payments for license purchases or Anti-Windfall Payments are recorded as intangible assets on the Company’s Consolidated Balance Sheets.
Broadband License Exchanges
During the year ended March 31, 2024, the Company was granted by the FCC, broadband licenses for 28 counties. The Company recorded the new broadband licenses at their estimated accounting cost basis of approximately $43.7 million. In connection with receiving the broadband licenses, the Company disposed of $8.7 million related to the value ascribed to the narrowband licenses it relinquished to the FCC for the same 28 counties. The total carrying value of narrowband licenses included the cost to acquire the original narrowband licenses, Anti-Windfall Payments paid to cover the shortfall in each county and the clearing costs. As a result of the exchange of narrowband licenses for broadband licenses, the Company recorded a gain on disposal of intangible assets of $35.0 million, for the year ended March 31, 2024.

Page F- 17

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
As part of the SDG&E Agreement, SDG&E has an option to pursue additional spectrum with the Company. In accordance with ASC 606, the Company recorded a $4.9 million deferred gain on sale of intangible assets on the Company’s Consolidated Balance Sheets as of March 31, 2024, related to this option, which expires in September 2028.
7. Accounts Payable and Accrued Expenses
The table below provides additional information related to the Company’s accounts payable and accrued expenses at March 31, 2024 and 2023 (in thousands):

	2024	2023
Accounts payable	$696	$755
Accrued employee related expenses	5,017	4,271
Accrued expenses	1,747	1,267
Accrued taxes	948	—
Other	223	331
Total accounts payable and accrued expenses	$8,631	$6,624
8. Related Party Transactions
In connection with the transfer of its TeamConnect business and support for its pdvConnect business, the Company entered into a memorandum of understanding (“MOU”) with the principals of Goosetown on December 31, 2018. Under the MOU, the Company agreed to assign the intellectual property rights to its pdvConnect application to TeamConnect LLC (“LLC”), a new entity formed by the principals of Goosetown, in exchange for a 19.5% ownership interest in the LLC, effective April 30, 2019. The Company was obligated to pay the LLC a monthly service fee for a 24-month period ending on January 7, 2021 for its assumption of the Company’s support obligations under the A BEEP and Goosetown Agreements. The Company was also obligated to pay the LLC a certain portion of the billed revenue received by the Company from pdvConnect customers for a 48-month period. On February 22, 2023, the Company amended the LLC agreement to withdraw as a member of the LLC for no consideration. For the year ended March 31, 2024, the Company did not incur payments to the LLC. For the year ended March 31, 2023, the Company incurred payments of $55,000 to the parties associated with the transferred business. As of March 31, 2024 and 2023, the Company did not have outstanding liabilities to the related parties associated with the services transfer.
9. Leases
All the leases in which the Company is the lessee are comprised of corporate office space and tower space. The Company is obligated under certain lease agreements for office space with lease terms expiring on various dates from October 31, 2024 through January 31, 2029, which includes lease extensions for its corporate headquarters ranging from three to ten-years. The Company entered into multiple lease agreements for tower space. The lease expiration dates range from April 30, 2024 to March 21, 2031.
Substantially all of the Company’s leases are classified as operating leases. Operating lease agreements are required to be recognized on the Company’s Consolidated Balance Sheets as right of use (“ROU”) assets and corresponding lease liabilities.

Page F- 18

ROU assets include any prepaid lease payments and exclude any lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The lease terms may include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option.
Weighted-average remaining lease term and incremental borrowing rate for the Company’s operating leases are as follows:

	2024	2023
Weighted average term - operating lease liabilities	3.59 years	2.87 years
Weighted average incremental borrowing rate - operating lease liabilities	9%	12%
Total lease cost amounted to approximately $1.9 million and $1.8 million, respectively, for the years ended March 31, 2024 and 2023. Total lease cost is included in general and administrative expenses on the Company’s Consolidated Statements of Operations.
For the years ended March 31, 2024 and 2023, the following table presents total lease cost (in thousands):

	2024	2023
Lease cost
Operating lease cost	$1,945	$1,817
Short term lease cost	—	7
Total lease cost	$1,945	$1,824
The following table presents supplemental balance sheet information as of March 31, 2024 and 2023 (in thousands):

	2024	2023
Non-current assets - right of use assets, net	$4,432	$3,371
Current liabilities - operating lease liabilities	$1,850	$1,725
Non-current liabilities - operating lease liabilities	$3,446	$2,922

Future minimum payments under existing non-cancelable leases for office and tower spaces (exclusive of real estate tax, utilities, maintenance and other costs borne by the Company) for the remaining terms of the leases following the year ended March 31, 2024 are as follows (in thousands):

Fiscal Year	Operating Leases
2025	$2,230
2026	1,492
2027	1,079
2028	734
2029	471
After 2029	54
Total future minimum lease payments	6,060
Amount representing interest	(764)
Present value of net future minimum lease payments	$5,296
10. Income Taxes
For the year ended March 31, 2024, the Company had federal and state NOL carryforwards of approximately $307.3 million and $212.0 million respectively. Of these federal and state NOLs, approximately $66.2 million and $169.1 million, respectively, are expiring in various amounts from 2024 through 2037. The remaining federal and state NOLs of approximately $241.1 million and $42.9 million, respectively, have an indefinite life but the federal NOLs may only offset 80% of taxable income when used. For the year ended March 31, 2023, the Company incurred federal and state operating losses of approximately $327.8 million and $216.7 million, respectively, to offset future taxable income, of which $237.5 million federal NOL and $63.7 million of state NOLs can be carried forward indefinitely but can only offset 80% of taxable income when used.

Page F- 19

The Company has net deferred tax assets, before applying the valuation allowance, of approximately $83.5 million and $80.5 million relating principally to the NOLs as of March 31, 2024 and 2023, respectively. Federal NOL carryforwards may be subject to limitations as a result of the change in ownership that occurred in the year ended March 31, 2015, as defined under Internal Revenue Code Section 382. State NOL carryforwards are subject to limitations which differ from federal law in that they may not allow the carryback of net operating losses and have shorter carryforward periods.
Accounting Standards Codification Topic 740, Income Taxes, requires that a valuation allowance be recorded to reduce deferred tax assets when it is more likely than not that the tax benefit of the deferred tax assets will not be realized. The evaluation includes the consideration of all available evidence, both positive and negative, regarding historical operating results including recent years with reported losses, the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards, and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carryforward from expiring unused. In situations where a three-year cumulative loss condition exists, accounting standards limit the ability to consider projections of future results as positive evidence to assess the realizability of deferred tax assets. Since inception, the Company has mainly incurred tax losses which represents significant negative evidence toward the realizability of its deferred tax assets. Therefore, the Company continues to apply a full valuation allowance against its deferred tax assets as of March 31, 2024 and 2023, with the exception of the net deferred tax liability of approximately $6.3 million and $5.4 million, respectively, regarding indefinite-lived intangibles.
For Fiscal 2024, analysis of the state NOL carryforwards revealed that most of them are not indefinite. The Company recorded $0.4 million of state deferred tax expense during the year March 31, 2024 and increased the state deferred tax liability by the same amount from the inability to use the state NOL carryforwards against the indefinite-lived intangible. For Fiscal 2023, the Company recorded $0.8 million of state deferred tax benefit during the year March 31, 2023 and decreased the state deferred tax liability by the same amount from the inability to use the state NOL carryforwards against the indefinite-lived intangible. This valuation allowance has no effect on the Company’s ability to utilize the deferred tax assets to offset future taxable income, if generated. As required by U.S. GAAP, the Company will continue to assess the likelihood that the deferred tax assets will be realizable in the future and the valuation allowance will be adjusted accordingly. The tax benefits relating to any reversal of the valuation allowance on the net deferred tax assets in a future period will be recognized as a reduction of future income tax expense in that period.
Net deferred tax assets and liabilities consist of the following as of March 31, 2024 and 2023 (in thousands):

	2024	2023
Deferred tax asset
Property and equipment	$503	$724
Accrued expenses	1,080	209
Deferred revenue	12,828	6,131
Asset retirement obligations	14	13
Net operating loss carryforward	77,308	81,908
Operating lease liabilities	1,437	1,312
Charitable contributions carryforward	3	64
Stock compensation expense	8,034	6,744
Total deferred tax asset	101,207	97,105
Deferred tax liability
Right of use assets	(1,189)	(821)
Indefinite-lived intangible assets	(16,557)	(15,740)
Total deferred tax liability	(17,746)	(16,561)
Total deferred tax assets and liabilities	83,461	80,544
Valuation allowance	(89,742)	(85,984)
Net deferred tax assets and liabilities	$(6,281)	$(5,440)

Page F- 20

The components of the income tax expense for the years ended March 31, 2024 and 2023 are as follows (in thousands):

	2024	2023
Current:
Federal	$—	$—
State	772	44
Total current	772	44

Deferred:
Federal	432	442
State	409	776
Total deferred	841	1,218

Total income tax expense	$1,613	$1,262
The differences between the United States federal statutory tax rate and the Company’s effective tax rate for the years ended March 31, 2024 and 2023 are as follows (in thousands):

	2024		2023
Statutory federal tax	$(1,578)	21%	$(3,162)	21%
State income taxes, net of federal benefit	1,023	-14%	814	-23%
Incentive stock option expense	(46)	1%	(27)	0%
Other permanent differences	(11)	0%	(62)	0%
162M executive compensation limit	78	-1%	316	-2%
Change in valuation allowance - Federal	1,866	-25%	3,314	-22%
Prior-year adjustments	281	-3%	69	0%
	$1,613	-21%	$1,262	-26%
11. Stock Compensation
On August 8, 2023 (the “Effective Date”), the Company adopted a new equity-based compensation plan known as the 2023 Stock Plan. The 2023 Stock Plan permits the Company to grant equity compensation awards to employees, consultants and non-employee directors of the Company. As of the Effective Date, no additional awards may be granted under the Anterix Inc. 2014 Stock Plan (the “2014 Stock Plan”). The 2023 Stock Plan authorizes 250,000 shares of common stock of the Company (“Shares”) for grant. Additionally, 388,151 Shares remaining for grant under the 2014 Stock Plan immediately prior to the Effective Date, Shares subject to outstanding stock awards granted under the 2014 Stock Plan that, following the Effective Date, expire or are terminated or cancelled without having been exercised or settled in full, and Shares acquired pursuant to an award subject to forfeiture or repurchase that are forfeited or repurchased by the Company for an amount not greater than the recipient’s purchase price, are issuable under the 2023 Stock Plan. As of March 31, 2024, 200,651 shares are available for future issuance and up to 181,887 shares which may be granted upon meeting certain performance levels above 100% for performance stock unit awards.
Restricted Stock and Restricted Stock Units
A summary of non-vested restricted stock activity for the year ended March 31, 2024 is as follows:

	Restricted Stock	Weighted Average Grant Day Fair Value
Non-vested restricted stock outstanding at March 31, 2023	568,662	$47.93
Granted	183,789	33.45
Vested	(232,823)	46.89
Forfeited	(17,054)	45.38
Non-vested restricted stock outstanding at March 31, 2024	502,574	$43.19

Page F- 21

The following table reflects activity related to the Company’s restricted stock for the years ended March 31, 2024 and 2023:

	2024	2023
Weighted-average grant-date fair value per unit granted	$33.45	$47.85
Fair value of restricted stock units vested (in thousands)	$10,918	$12,245
Stock compensation expense related to restricted stock was approximately $9.9 million for the year ended March 31, 2024, which included $9.1 million in general and administrative expenses, $0.4 million in product development and the remainder of approximately $0.4 million included in sales and support reported on the Company’s Consolidated Statements of Operations. Stock compensation expense related to restricted stock was approximately $10.9 million for the year ended March 31, 2023, which included $9.8 million in general and administrative expenses, $0.6 million in product development and the remainder of approximately $0.5 million included in sales and support reported on the Company’s Consolidated Statements of Operations.
As of March 31, 2024 and 2023, there was $14.4 million and $18.5 million, respectively, of unvested compensation expense for the restricted stock, which is expected to be recognized over a weighted average period of 1.92 years and 2.31 years, respectively.
Performance-Based Restricted Stock Units
A summary of the performance-based restricted stock unit activity for the year ended March 31, 2024 is as follows:

	Performance Stock	Weighted Average Grant Day Fair Value
Performance stock outstanding at March 31, 2023	75,049	$58.65
Granted	78,683	30.89
Vested	—	—
Forfeited/cancelled	—	—
Performance stock outstanding at March 31, 2024	153,732	$44.44
The following table reflects activity related to the Company’s performance-based restricted stock units for the years ended March 31, 2024 and 2023:

	2024	2023
Weighted-average grant-date fair value per unit granted	$30.89	$—
Fair value of Performance stock units vested (in thousands)	$—	$—
Outstanding performance stock units included in the table above are shown at target. Share payout can range from 0% to 200% for performance units based on the Cumulative Spectrum Proceeds Monetized (“CSPM”) metric and 25% to 350% for performance units based on the Total Stockholders Return (“TSR Performance Units”) metrics.
Cumulative Spectrum Proceeds Monetized
The performance-based restricted units will vest on a determination date of June 24, 2024 (“Determination Date”) (unless sooner triggered by an earlier involuntary termination), based on CSPM metric over a four-year measurement period commencing on June 24, 2020, with 15,025 units vesting if the minimum CSPM level is achieved, 30,049 units vesting if the target CSPM metric is achieved and up to 60,098 vesting if the maximum CSPM metric is achieved.
Total Stockholder Return
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

Page F- 22

The following assumptions were used to calculate the grant date fair value of performance-based restricted units with market price condition using the Monte Carlo simulation model:

February 1, 2021
Risk-free interest rate	0.29%
Dividend yield	—%
Volatility	56.09%
Simulation term	4 years
Forfeiture rate	—%
The Company recorded approximately $0.8 million and $1.3 million of stock compensation expense relating to performance-based restricted stock units that are probable to vest for the years ended March 31, 2024 and 2023 respectively, included in general and administrative expenses reported on the Company’s Consolidated Statements of Operations. As of March 31, 2024 and 2023, there was approximately $0.3 million and $2.5 million, respectively, of unvested compensation expense for the outstanding performance-based restricted stock units, which is expected to be recognized over a weighted average period of 1.23 years and 1.71 years, respectively.
Stock Options
A summary of Stock Option activity for the year ended March 31, 2024 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Options outstanding at March 31, 2023	1,402,949	$39.12
Options granted	306,187	36.10
Options exercised	(91,250)	21.93
Options forfeited/expired	—	—
Options outstanding at March 31, 2024	1,617,886	$39.52	6.33	$4,400,717
Exercisable at March 31, 2024	851,854	$34.94	4.10	$4,400,717
Total vested or expected to vest at March 31, 2024	1,616,910	$39.51	6.33	$4,400,717
In addition, as of March 31, 2024, the Company has 85,000 outstanding options excluded from the table above as these options are considered contingently issued. The stock options will vest and become exercisable if the grantee is employed by the Company on March 27, 2027, unless exercisable sooner in accordance with the terms of the award agreement. These options may not be exercised until the Company’s stockholders approve an authorization of minimum number of shares of common stock sufficient to exercise this award.
The intrinsic value of stock options exercised was approximately $1.3 million and $1.2 million for the years ended March 31, 2024 and 2023 respectively.
The following assumptions were used to calculate the fair value of stock options:

	Year Ended	Year Ended
	March 31, 2024	March 31, 2023
Risk-free interest rate	3.90% to 4.22%	2.95% to 3.62%
Dividend yield	—%	—%
Volatility	49.23% to 49.54%	50.80% to 51.60%
Expected term	5.39 years to 5.72 years	5.43 years
Forfeiture rate	—% to 3%	—% to 3%
Weighted-average grant-date fair value per option granted	$36.10	$49.39
Stock compensation expense related to the amortization of the fair value of service-based stock options issued was approximately $4.8 million and $5.6 million respectively, for the years ended March 31, 2024 and 2023 which was included in general and administrative reported on the Company’s Consolidated Statements of Operations.
The weighted average fair value for the stock option awards granted for the year ended March 31, 2024 was $36.10 per share. As of March 31, 2024 and 2023, there was approximately $8.2 million and $7.4 million, respectively, of unrecognized

Page F- 23

compensation cost related to non-vested stock options granted under the Company’s stock option plans which is expected to be recognized over a weighted-average period of 1.44 years and 1.68 years, respectively.
Performance-Based Stock Options
A summary of the Performance-Based Stock Options for the year ended March 31, 2024 is as follows:

	Performance Options	Weighted Average Exercise Price
Performance Options outstanding at March 31, 2023	33,782	$46.85
Performance Options granted	—	—
Performance Options exercised	—	—
Performance Options forfeited/expired	—	—
Performance Options outstanding at March 31, 2024	33,782	$46.85
For the years ended March 31, 2024 and 2023, there was no stock compensation expense recognized for the 33,782 performance-based stock options. As of March 31, 2024 and 2023, there was no unvested compensation expense relating to the outstanding performance-based stock options.
Share Repurchase Program
In September 2021, the Board authorized a share repurchase program (the “2021 Share Repurchase Program”) pursuant to which the Company may repurchase up to $50.0 million of the Company’s common stock on or before September 29, 2023. The Company repurchased and subsequently retired a total of $33.9 million of the Company’s common stock under the 2021 Share Repurchase Program, including $10.7 million during fiscal year 2024. On September 21, 2023, the Board authorized the new 2023 Share Repurchase Program pursuant to which the Company may repurchase up to $250.0 million of the Company’s common stock on or before September 21, 2026. The Company repurchased and subsequently retired a total of $13.9 million of the Company’s common stock under the 2023 Share Repurchase Program during fiscal year 2024. The Company may repurchase shares of its common stock via the open market and/or privately negotiated transactions. Repurchases will be made in accordance with applicable securities laws and may be effected pursuant to Rule 10b5-1 trading plans. The manner, timing and amount of any share repurchases will be determined by the Company based on a variety of factors, including proceeds from customer contracts, the timing of which is unpredictable, as well as general business and market conditions, the Company’s capital position, and other strategic considerations. The 2023 Share Repurchase Program does not obligate the Company to repurchase any particular amount of its common stock.
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. Excise tax accrued for the year ended March 31, 2024 was approximately $0.2 million.
The following table presents the share repurchase activity for Fiscal 2024 and Fiscal 2023 (in thousands, except per share data):

	For the years ended March 31,
	2024	2023
Number of shares repurchased and retired	736	216
Average price paid per share*	$33.72	$47.05
Total cost to repurchase	$24,676	$8,223
* Average price paid per share includes costs associated with the repurchases.
As of March 31, 2024, $236.1 million is remaining under the share repurchase program.
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

Page F- 24

12. Supplemental Disclosure of Cash Flow Information
The following table summarizes the Company’s supplemental cash flow information:

	For the years ended March 31,
(in thousands)	2024	2023
Cash paid during the period:
Taxes paid	$70	$14
Operating lease	2,316	2,217
Non-cash investing activity:
Capitalized change in estimated asset retirement obligations	$89	$(6)
Network equipment provided in exchange for wireless licenses	616	36
Deferred gain on sale of intangible assets	4,911	—
Derecognition of contingent liability related to sale of intangible assets	19,249	—
Rights of use asset for new leases	645	165
Rights of use asset for modifications and renewals	1,928	—

During the year ended March 31, 2024, the Company was granted by the FCC, broadband licenses for 28 counties and relinquished to the FCC its narrowband licenses for the same 28 counties. This transaction resulted in a non-cash increase to intangibles of $35.0 million, which has been recorded as a non-cash gain on disposal of intangible assets of $35.0 million, for the year ended March 31, 2024. See Note 6 Intangible Assets for further discussion on the license exchanges.

During the year ended March 31, 2023, the Company was granted by the FCC, broadband licenses for 84 counties and relinquished to the FCC its narrowband licenses for the same 84 counties. This transaction resulted in a non-cash increase to intangibles of $38.4 million, which has been recorded as a non-cash gain on disposal of intangible assets of $38.4 million, for the year ended March 31, 2023. See Note 6 Intangible Assets for further discussion on the license exchanges.
13. Contingencies and Guaranty
Contingent Liabilities
In February 2021, the Company entered into an agreement with SDG&E to sell 900 MHz Broadband Spectrum throughout SDG&E’s California service territory, including San Diego and Imperial Counties and portions of Orange County (the “SDG&E Agreement”), for a total payment of $50.0 million. The SDG&E Agreement will support SDG&E’s deployment of a PLTE network for its California service territory, with a population of approximately 3.6 million people. Delivery of the relevant 900 MHz Broadband Spectrum and the associated broadband licenses by county to SDG&E commenced in Fiscal 2023 and is scheduled for completion before the end of fiscal year 2024. The total payment of $50.0 million is comprised of an initial payment of $20.0 million, received in February 2021 and the remaining payments which are due as the Company delivers the relevant cleared 900 MHz Broadband Spectrum and the associated broadband licenses to SDG&E. As the Company is required to refund payments it has received from SDG&E in the event of termination or non-delivery of the specific county’s full 900 MHz Broadband Spectrum, it recorded the payments as contingent liability on the Company’s Consolidated Balance Sheets. A reduction in the contingent liability and a gain or loss on the sale of spectrum will be recognized for each county once the Company delivers the full cleared 900 MHz Broadband Spectrum and the associated broadband license(s) to SDG&E.
In September 2022, the Company transferred to SDG&E 1.4 x 1.4 MHz cleared 900 MHz Broadband Spectrum and the associated broadband license related to Imperial County and received a milestone payment of $0.2 million. In September 2023, the Company transferred to SDG&E the San Diego County broadband license and received a milestone payment of $25.2 million net of delivery delay adjustments of $1.1 million. In December 2023, the Company transferred to SDG&E the remainder of the cleared 900 MHz Broadband Spectrum and the associated broadband license related to Imperial County and received a milestone payment of $0.2 million. This resulted in the recognition of a gain on the sale of spectrum and derecognition of the contingent liability associated with San Diego County and Imperial County of $19.2 million. See Note 6 Intangible Assets for further discussion on the sale of intangible assets.
Subsequent to the derecognition of the contingent liability related to the delivery of San Diego County and Imperial County licenses, the remaining contingent liability related to SDG&E of $1.0 million for Orange County was classified as a short-term liability due to the expected timing of delivery.

Page F- 25

LCRA Refund Obligation
In April 2023, the Company entered into the LCRA Agreement for a total payment of $30.0 million, to be paid through fiscal year 2026 pursuant to the terms of the agreement. During the quarter ended December 31, 2023, the Company received $15.0 million in milestone payments, of which $7.5 million was deposited in an escrow account. The remaining payments are due as the Company delivers the relevant cleared 900 MHz Broadband Spectrum and the associated broadband licenses to LCRA. As the Company is required to refund the deposit it has received from LCRA in the event of termination or non-delivery of the specific county’s full cleared 900 MHz Broadband Spectrum, it recorded the payments as contingent liability on the Company’s Consolidated Balance Sheets. A reduction in the contingent liability and a gain or loss on the sale of spectrum will be recognized for each county once the Company delivers the full cleared 900 MHz Broadband Spectrum and the associated broadband license(s) to LCRA. See Note 5 Escrow Deposits for further discussion on the escrow deposit.
Xcel Energy Guaranty
In October 2022, the Company entered into an agreement with Xcel Energy providing Xcel Energy dedicated long-term usage of the Company’s 900 MHz Broadband Spectrum for a term of 20 years throughout Xcel Energy’s service territory in eight states the Xcel Energy Agreement. In connection with Xcel Energy Agreement, the Company entered into a guaranty agreement, under which the Company guaranteed the delivery of the relevant 900 MHz Broadband Spectrum and the associated broadband licenses in Xcel Energy’s service territory in eight states along with other commercial obligations. In the event of default or non-delivery of the specific territory’s 900 MHz Broadband Spectrum, the Company is required to refund payments it has received. In addition, to the extent Anterix has performed any obligations, the Company’s liability and remaining obligations under the Xcel Energy Agreement will extend only to the remaining unperformed obligations. The Company recorded $67.1 million in deferred revenue in connection with the prepayments received as of March 31, 2024. The Company commenced delivery of the relevant cleared 900 MHz Broadband Spectrum and the associated broadband leases in the first quarter of fiscal year 2024 and will continue through 2029. As of March 31, 2024, the maximum potential liability of future undiscounted payments under this agreement is approximately $65.2 million.
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
Pandemic and Macroeconomic Conditions
Recent macroeconomic events, inflation, and geopolitical matters, have increased operating costs or resulted in delays in customer contracting or impacted the availability of equipment necessary for the deployment of the Company’s target customers’ planned PLTE projects. The Company continues to closely monitor these risks. Although difficult to quantify, the Company believes the current macroeconomic environment, including inflation, may have an adverse effect on the Company’s target customers’ businesses, which may harm the Company’s commercialization efforts and negatively impact the Company’s revenues and liquidity. If the Company is not able to control its operating costs or if the Company’s commercialization efforts are slowed or negatively impacted, continued periods of high inflation could have a material adverse effect on the Company’s business, operating results and financial condition.

Page F- 26

14. Subsequent Events
Oncor Agreement
On June 26, 2024, the Company entered into a license purchase agreement with Oncor Electric Delivery Company LLC (“Oncor”) for total estimated consideration of $102.5 million under which Oncor will purchase 900 MHz spectrum licenses covering 95 counties to deploy a private wireless broadband network in its transmission and distribution service area (the “Oncor Agreement”). The timing and rights to milestone payments could vary as 900 MHz broadband licenses are granted by the FCC, broadband licenses are assigned to Oncor, and incumbents are cleared by the Company. Oncor operates more than 143,000 circuit miles of transmission and distribution lines in Texas, delivering electricity to more than four million homes and businesses across a service territory that has an estimated population of approximately 13 million people.

Page F- 27