Form 10-Q
period 2024-06-30
Anterix Inc.
filed 2024-08-06
CIK 1304492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
At August 2, 2024, 18,594,802 shares of the registrant’s common stock were outstanding.

Anterix Inc.
FORM 10-Q
For the quarterly period ended June 30, 2024

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
•our ability to successfully commercialize our spectrum assets to our targeted utility and critical infrastructure customers, including those customers that are above the Demonstrated Intent threshold, on a timely basis, and on commercially favorable terms consistent with our business plan and assumptions;
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
The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause our actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. Many of these risks, uncertainties and other factors are beyond our ability to control, influence, or predict. The most significant of these risks, uncertainties and other factors are described in “Item 1A—Risk Factors” in Part II of this Quarterly Report and in our Annual Report on Form 10-K for the year ended March 31, 2024, filed with the SEC on June 26, 2024. As a result, investors are urged not to place undue reliance on any forward-looking statements. These forward-looking statements reflect our views and assumptions only as of the date such forward-looking statements were made. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
Item 1: Consolidated Financial Statements
Anterix Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2024	March 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$51,715	$60,578
Spectrum receivable	10,999	8,521
Prepaid expenses and other current assets	2,972	3,912
Total current assets	65,686	73,011
Escrow deposits	7,577	7,546
Property and equipment, net	1,836	2,062
Right of use assets, net	4,493	4,432
Intangible assets	219,776	216,743
Deferred broadband costs	20,458	19,772
Other assets	1,312	1,328
Total assets	$321,138	$324,894
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$7,748	$8,631
Operating lease liabilities	1,807	1,850
Contingent liability	1,000	1,000
Deferred revenue	5,968	6,470
Total current liabilities	16,523	17,951
Operating lease liabilities	3,453	3,446
Contingent liability	25,000	15,000
Deferred revenue	114,719	115,742
Deferred gain on sale of intangible assets	4,911	4,911
Deferred income tax	7,338	6,281
Other liabilities	411	531
Total liabilities	172,355	163,862
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized and no shares outstanding at June 30, 2024 and March 31, 2024	—	—
Common stock, $0.0001 par value per share, 100,000,000 shares authorized and 18,581,297 shares issued and outstanding at June 30, 2024 and 18,452,892 shares issued and outstanding at March 31, 2024	2	2
Additional paid-in capital	538,505	533,203
Accumulated deficit	(389,724)	(372,173)
Total stockholders’ equity	148,783	161,032
Total liabilities and stockholders’ equity	$321,138	$324,894
See accompanying notes to consolidated financial statements.

Anterix Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three months ended June 30,
	2024	2023
Spectrum revenue	$1,525	$608
Operating expenses
General and administrative	12,851	11,673
Sales and support	1,850	1,275
Product development	1,750	1,069
Depreciation and amortization	179	246
Operating expenses	16,630	14,263
Gain from disposal of intangible assets, net	(93)	(10,785)
Gain from disposal of long-lived assets, net	—	(31)
Loss from operations	(15,012)	(2,839)
Interest income	694	386
Other income	16	95
Loss before income taxes	(14,302)	(2,358)
Income tax expense (benefit)	1,222	(240)
Net loss	$(15,524)	$(2,118)
Net loss per common share basic and diluted	$(0.84)	$(0.11)
Weighted-average common shares used to compute basic and diluted net loss per share	18,486,964	18,951,046
See accompanying notes to consolidated financial statements.

Anterix Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)
(Unaudited)

	Number of Shares
	Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total
Balance at March 31, 2024	18,453	$2	$533,203	$(372,173)	$161,032
Stock compensation expense	—	—	4,346	—	4,346
Restricted shares issued	129	—	—	—	—
Stock option exercises	81	—	1,617	—	1,617
Shares withheld for taxes	(19)	—	(661)	—	(661)
Retirement of common stock	(63)	—	—	(2,027)	(2,027)
Net loss	—	—	—	(15,524)	(15,524)
Balance at June 30, 2024	18,581	$2	$538,505	$(389,724)	$148,783

Balance at March 31, 2023	18,922	$2	$518,160	$(338,369)	$179,793
Stock compensation expense	—	—	4,265	—	4,265
Restricted shares issued	148	—	—	—	—
Stock option exercises	—	—	7	—	7
Shares withheld for taxes	(23)	—	(752)	—	(752)
Net loss	—	—	—	(2,118)	(2,118)
Balance at June 30, 2023	19,047	$2	$521,680	$(340,487)	$181,195
See accompanying notes to consolidated financial statements.

Anterix Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three months ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,524)	$(2,118)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	179	246
Stock compensation expense	4,346	4,265
Deferred income taxes	1,057	(272)
Right of use assets	434	283
Gain on disposal of intangible assets, net	(93)	(10,785)
Gain on disposal of long-lived assets, net	—	(31)
Changes in operating assets and liabilities
Prepaid expenses and other assets	974	563
Accounts payable and accrued expenses	(1,558)	1,169
Due to related parties	—	(533)
Operating lease liabilities	(531)	(388)
Contingent liability	10,000	—
Deferred revenue	(1,525)	(608)
Other liabilities	(120)	—
Net cash used in operating activities	(2,361)	(8,209)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible assets, including refundable deposits, retuning costs and swaps	(5,400)	(5,170)
Purchases of equipment	—	(25)
Net cash used in investing activities	(5,400)	(5,195)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	1,617	7
Repurchases of common stock	(2,027)	—
Payments of withholding tax on net issuance of restricted stock	(661)	(752)
Net cash used in financing activities	(1,071)	(745)
Net change in cash and cash equivalents and restricted cash	(8,832)	(14,149)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents and restricted cash at beginning of the period	68,124	43,182
Cash and cash equivalents and restricted cash at end of the period	$59,292	$29,033
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period:
Taxes paid	$—	$1
Operating leases paid	$593	$574
Non-cash investing activity:
Network equipment provided in exchange for wireless licenses	$47	$438
Right of use assets new leases	$248	$65
Right of use assets modifications and renewals	$247	$—
See accompanying notes to consolidated financial statements.

The following tables provide a reconciliation of cash and cash equivalents and restricted cash reported on the Consolidated Balance Sheets that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:
	June 30, 2024	March 31, 2024
Cash and cash equivalents	$51,715	$60,578
Escrow deposits	7,577	7,546
Total cash and cash equivalents and restricted cash	$59,292	$68,124

	June 30, 2023	March 31, 2023
Cash and cash equivalents	$29,033	$43,182
Escrow deposits	—	—
Total cash and cash equivalents and restricted cash	$29,033	$43,182

Anterix Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1.    Nature of Operations and Basis of Presentation
Anterix Inc (the “Company”) is the utility industry’s partner, empowering enhanced visibility, control and security for a modern grid. The Company’s vision is to deliver secure, scalable solutions enabled by private wireless broadband connectivity, for the benefit of utilities and the communities that they serve. As the largest holder of licensed spectrum in the 900 MHz band (896-901/935-940 MHz) throughout the contiguous United States, plus Hawaii, Alaska and Puerto Rico, the Company is uniquely positioned to deliver solutions that support secure, resilient and customer-controlled operations. The Company is focused on commercializing its spectrum assets and expanding the benefits and solutions it offers to enable the Company’s targeted utility and critical infrastructure customers to deploy private broadband networks.
Business Developments
In June 2024, the Company entered into a license purchase agreement with Oncor Electric Delivery Company LLC (“Oncor”) for total estimated consideration of $102.5 million under which Oncor will purchase 900 MHz spectrum licenses covering 95 counties to deploy a private wireless broadband network in its transmission and distribution service area (the “Oncor Agreement”).The total payment of $102.5 million comprises an initial payment of $10.0 million received in June 2024 and remaining payments that are due to the Company for each county, at closing. The timing and rights to milestone payments could vary as 900 MHz broadband licenses are granted by the FCC, broadband licenses are assigned to Oncor and incumbents are cleared by the Company. Oncor operates more than 143,000 circuit miles of transmission and distribution lines in Texas, delivering electricity to more than four million homes and businesses across a service territory that has an estimated population of approximately 13 million people. See Note 10 Contingencies and Guaranty for further discussion on the Oncor Agreement.
Basis of Presentation and Use of Estimates
The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed with the SEC on June 26, 2024 (the “2024 Annual Report”). In the Company’s opinion all normal and recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. The Company believes that the disclosures made in the unaudited consolidated interim financial statements are adequate to make the information not misleading. The results of operations for the interim periods presented are not necessarily indicative of the results for the year. The Company is also required to make certain estimates and assumptions that affect the reported amounts. These estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the financial statements in the applicable period. Accordingly, actual results could materially differ from those estimates.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.    Revenue
The following table provides information regarding the Company’s revenue for each of the services it provides pursuant to its spectrum revenue agreements for the three months ended June 30, 2024 and 2023 (in thousands):

	Three months ended June 30,
	2024	2023
Spectrum revenue
900 MHz Broadband Spectrum Revenue
Ameren Corporation	$156	$152
Evergy	386	274
Xcel Energy (1)	801	—
Narrowband Spectrum Revenue
Motorola	182	182
Total spectrum revenue (2)	$1,525	$608

1.The Company commenced revenue recognition in connection with the delivery of cleared 900 MHz Broadband Spectrum and the associated broadband leases to Xcel Energy in September 2023.
2.Revenue recognized during the three months ended June 30, 2024 and 2023 was included in deferred revenue at the beginning of the respective periods.
Spectrum Revenue Agreements
Refer to the Company’s 2024 Annual Report for a description of the Company’s spectrum revenue agreements entered into prior to March 31, 2024.
Capitalized Contract Costs
The Company capitalizes incremental costs associated with obtaining a spectrum revenue agreement with a customer, which generally includes sales commissions. The Company’s capitalized contract costs consisted of the following activity during the three months ended June 30, 2024 and 2023 (in thousands):

	Three months ended June 30,
	2024	2023
Balance at the beginning of the period	$1,027	$870
Additions	26	28
Amortization	(30)	(10)
Balance at the end of the period	1,023	888
Less amount classified as current assets (1)	(586)	(445)
Noncurrent assets (1)	$437	$443
1.Current assets are recorded as prepaid expenses and other current assets and noncurrent assets are recorded as other assets on the Company’s Consolidated Balance Sheets.

Contract Liabilities
Contract liabilities primarily relate to advanced consideration received from customers in connection with spectrum revenue agreements, for which revenue is recognized over the term of each delivered broadband lease. The Company’s contract liabilities consisted of the following activity during the three months ended June 30, 2024 and 2023 (in thousands):

	Three months ended June 30,
	2024	2023
Balance at the beginning of the period	$122,212	$60,759
Net additions (1)	—	—
Revenue recognized	(1,525)	(608)
Balance at the end of the period	120,687	60,151
Less amount classified as current liabilities (2)	(5,968)	(2,896)
Noncurrent liabilities (2)	$114,719	$57,255
1.Represents milestone payments received from customer contracts pursuant to the terms of the associated spectrum revenue agreements, net of delivery delay adjustments.
2.Current liabilities and noncurrent liabilities are recorded as deferred revenue on the Company’s Consolidated Balance Sheets.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations of the Company’s contracts represent contracted revenue that will be recognized in future periods. Total performance obligations include deferred revenue (i.e., contract liabilities) as well as amounts that will be invoiced and recognized in future periods. Revenue allocated to remaining performance obligations was $185.6 million as of June 30, 2024, which will be recognized over the remaining contract terms up to 30 years.
3.    Escrow Deposits
Escrow deposits are considered restricted cash as the deposits are restricted from use until the terms of the escrow agreement are met. Escrow deposits are classified as current assets on the Company’s Consolidated Balance Sheets.

In connection with the Lower Colorado River Authority Agreement (the “LCRA Agreement”), the Company and Lower Colorado River Authority (“LCRA”) entered into an escrow agreement. Pursuant to the escrow agreement, the escrow funds shall be held and invested in a money market deposit account. All interest and other income earned shall be allocated to the Company, payable with the final distribution of the escrow funds. The escrow funds shall be distributed upon written request by both the Company and LCRA pursuant to the terms within the LCRA Agreement. In December 2023, the Company received $15.0 million, of which $7.5 million was deposited in an escrow account. As of June 30, 2024, the Company’s escrow deposit balance on the Consolidated Balance Sheets is $7.6 million.
4.    Intangible Assets
Wireless licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but instead are tested for impairment annually, or more frequently if an event indicates that the asset might be impaired. There were no impairment charges related to the Company’s indefinite-lived intangible assets during the three months ended June 30, 2024 and 2023.

Intangible assets consist of the following activity for the three months ended June 30, 2024 and 2023 (in thousands):

	2024	2023
Balance at the beginning of period	$216,743	$202,044
Acquisitions and transfers	2,940	2,966
Exchanges - licenses received	126	13,292
Exchanges - licenses surrendered	(33)	(2,507)
Balance at the end of period	$219,776	$215,795
Purchases of intangible assets, including refundable deposits, retuning costs and swaps
During the three months ended June 30, 2024 and 2023, the Company entered into agreements with several third parties in multiple U.S. markets to acquire, retune or swap wireless licenses for cash consideration (“deals”) and made Anti-Windfall Payments to the US Treasury Department. The initial deposits to incumbents are recorded as spectrum receivable on the Company’s Consolidated Balance Sheets and are refundable if the FCC does not approve the sale, retuning or swap of the spectrum. The initial deposits are transferred to deferred broadband cost or intangible assets in the Company’s Consolidated Balance Sheets, as applicable, upon meeting the relevant deal milestones. The final payments related to closed retuning or swap deals are recorded as deferred broadband costs on the Company’s Consolidated Balance Sheets. The final payments for license purchases or Anti-Windfall Payments are recorded as intangible assets on the Company’s Consolidated Balance Sheets.
Broadband License Exchanges
During the three months ended June 30, 2024, the Company was granted by the FCC, a broadband license for 1 county. The Company recorded the new broadband license at its estimated accounting cost basis of approximately $0.1 million. In connection with receiving the broadband license, the Company disposed of a de minimis amount related to the value ascribed to the narrowband license it relinquished to the FCC for the same 1 county. The total carrying value of the narrowband license included the cost to acquire the original narrowband license, Anti-Windfall Payments paid to cover the shortfall in this county and the clearing costs. As a result of the exchange of the narrowband license for the broadband license, the Company recorded a gain on disposal of intangible assets of $0.1 million for the three months ended June 30, 2024.
During the three months ended June 30, 2023, the Company was granted by the FCC, broadband licenses for 9 counties. The Company recorded the new broadband licenses at their estimated accounting cost basis of approximately $13.3 million. In connection with receiving the broadband licenses, the Company disposed of $2.5 million, related to the value ascribed to the narrowband licenses it relinquished to the FCC for the same 9 counties. The total carrying value of narrowband licenses included the cost to acquire the original narrowband licenses, Anti-Windfall Payments paid to cover the shortfall in each county and the clearing costs. As a result of the exchange of narrowband licenses for broadband licenses, the Company recorded a gain on disposal of intangible assets of $10.8 million for the three months ended June 30, 2023.
5.    Related Party Transactions
Refer to the Company’s 2024 Annual Report for a more complete description of the nature of its related party transactions prior to March 31, 2024. During the three months ended June 30, 2024, the Company did not have any related party transactions.

6.    Leases

All the leases in which the Company is the lessee are comprised of corporate office space and tower space. The Company is obligated under certain lease agreements for office space with lease terms expiring on various dates from October 31, 2024 through January 31, 2029, which includes lease extensions for its corporate headquarters ranging from three to ten years. The Company entered into multiple lease agreements for tower space. The lease expiration dates range from November 30, 2024 to June 12, 2031.

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
Weighted-average remaining lease term and incremental borrowing rate for the Company’s operating leases are as follows:

	Three months ended June 30,
	2024	2023
Weighted average term - operating lease liabilities	3.66 years	2.77 years
Weighted average incremental borrowing rate - operating lease liabilities	9%	12%
Total lease cost amounted to approximately $0.5 million and $0.5 million, respectively, for the three months ended June 30, 2024 and 2023. Total lease cost is included in general and administrative expenses on the Company’s Consolidated Statements of Operations.
The following table presents total lease cost for the three months ended June 30, 2024 and 2023 (in thousands):

	Three months ended June 30,
	2024	2023
Lease cost
Operating lease cost	$501	$507
Total lease cost	$501	$507
The following table presents supplemental balance sheet information as of June 30, 2024 and March 31, 2024 (in thousands):

	June 30, 2024	March 31, 2024
Non-current assets - right of use assets, net	$4,493	$4,432
Current liabilities - operating lease liabilities	$1,807	$1,850
Non-current liabilities - operating lease liabilities	$3,453	$3,446
Future minimum payments under existing non-cancelable leases for office and tower spaces (exclusive of real estate tax, utilities, maintenance and other costs borne by the Company) for the remaining terms of the leases following the three months ended June 30, 2024, are as follows (in thousands):

Fiscal Year	Operating Leases
2025 (excluding the three months ended June 30, 2024)	$1,688
2026	1,562
2027	1,158
2028	815
2029	558
After 2029	249
Total future minimum lease payments	6,030
Amount representing interest	(770)
Present value of net future minimum lease payments	$5,260

7.    Income Taxes
The Company used a discrete effective tax rate method to calculate taxes for the three months ended June 30, 2024 and 2023, which were a result of its inability to use some portion of its federal and state net operating losses (“NOLs”) carryforwards against the deferred tax liability created by the amortization of indefinite-lived intangible assets and the change in the state effective tax rate. The Company determined that applying an estimate of the annual effective tax rate would not provide a reasonable estimate as small changes in estimated “ordinary” loss could result in significant changes in the estimated annual effective tax rate. Accordingly, for the three months ended June 30, 2024, the Company recorded a total tax expense of $1.2 million. For the three months ended June 30, 2023, the Company recorded a total tax benefit of $0.2 million. The effective income tax rates for the three months ended June 30, 2024 and 2023 were 26.5% and 24.9%, respectively. The increase in the effective tax rate was the result of higher state effective tax rate due to taxable income related to customer milestone payments.
The Company’s NOLs generated after March 31, 2018 may be used as an indefinite-lived asset to offset its deferred tax liability but are limited to 80% of future taxable income. The deferred tax liabilities as of June 30, 2024 are approximately $3.3 million for federal and $4.1 million for state. The deferred tax liabilities as of March 31, 2024 were approximately $3.1 million for federal and $3.2 million for state.
8.    Stockholders’ Equity
On August 8, 2023 (the “Effective Date”), the Company adopted a new equity-based compensation plan known as the Anterix Inc. 2023 Stock Plan (the “2023 Stock Plan”). The 2023 Stock Plan permits the Company to grant equity compensation awards to employees, consultants and non-employee directors of the Company. As of the Effective Date, no additional awards may be granted under the Anterix Inc. 2014 Stock Plan (the “2014 Stock Plan”). The 2023 Stock Plan authorizes 250,000 shares of common stock of the Company (“Shares”) for grant. Additionally, 388,151 Shares remaining for grant under the 2014 Stock Plan immediately prior to the Effective Date, Shares subject to outstanding stock awards granted under the 2014 Stock Plan that, following the Effective Date, expire or are terminated or cancelled without having been exercised or settled in full, and Shares acquired pursuant to an award subject to forfeiture or repurchase that are forfeited or repurchased by the Company for an amount not greater than the recipient’s purchase price, are issuable under the 2023 Stock Plan. As of June 30, 2024, under the 2023 Stock Plan, 239,900 shares are available for future issuance of which up to 151,838 shares which may be granted upon meeting certain performance levels above 100% for performance stock unit awards.
During the three months ended June 30, 2024 and the year ended March 31, 2024, a total of 190,860 and 266,539 shares, respectively, were issued in connection with the vesting, conversion and or exercise of grants under the Company’s 2014 and 2023 Stock Plan.

Cumulative Spectrum Proceeds Monetized
The performance-based restricted units were to vest on a determination date of June 24, 2024 (“Determination Date”), based on the Cumulative Spectrum Proceeds Monetized (“CSPM”) metric over a four-year measurement period commencing on June 24, 2020, with 15,025 units vesting if the minimum CSPM level is achieved, 30,049 units vesting if the target CSPM metric is achieved and up to 60,098 vesting if the maximum CSPM metric is achieved. Due to the timing of the execution of the Oncor Agreement, the Company entered into an amendment agreement, effectively extending the Determination Date to June 27, 2024. The amendment resulted in 15,800 shares vesting based on the CSPM level achieved.

Share Repurchase Program

In September 2023, the Board authorized the 2023 Share Repurchase Program (the “2023 Share Repurchase Program”) pursuant to which the Company may repurchase up to $250.0 million of the Company’s common stock on or before September 21, 2026. The Company may repurchase shares of its common stock via the open market and/or privately negotiated transactions. Repurchases will be made in accordance with applicable securities laws and may be effected pursuant to Rule 10b5-1 trading plans. The manner, timing and amount of any share repurchases will be determined by the Company based on a variety of factors, including proceeds from customer contracts, the timing of which is unpredictable, as well as general business and market conditions, the Company’s capital position, and other strategic considerations. The 2023 Share Repurchase Program does not obligate the Company to repurchase any particular amount of its common stock.

The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. Excise tax accrued for the three months ended June 30, 2024 was approximately $0.1 million.
The following table presents the share repurchase activity for the three months ended June 30, 2024 and 2023 (in thousands, except per share data):

	Three months ended June 30,
	2024	2023
Number of shares repurchased and retired	63	—
Average price paid per share*	$32.47	$—
Total cost to repurchase	$2,027	$—
*Average price paid per share includes costs associated with the repurchases.
As of June 30, 2024, $234.0 million is remaining under the share repurchase program.
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
For the three months ended June 30, 2024 and 2023, there were 215,423 and 193,948 potentially dilutive stock options and restricted stock units outstanding, respectively, excluded from the calculation of diluted weighted-average shares as their effects are anti-dilutive because the Company reported a net loss for the three months ended June 30, 2024 and 2023, respectively.
10.    Contingencies and Guaranty
Contingent Liabilities
SDG&E Refund Obligations

In February 2021, the Company entered into an agreement with SDG&E, San Diego Gas & Electric Company, a subsidiary of Sempra Energy (“SDG&E”), to sell 900 MHz Broadband Spectrum throughout SDG&E’s California service territory, including San Diego and Imperial Counties and portions of Orange County (the “SDG&E Agreement,”), for a total payment of $50.0 million. The total payment of $50.0 million is comprised of an initial payment of $20.0 million received in February 2021 and the remaining payments which are due as the Company delivers the relevant cleared 900 MHz Broadband Spectrum and the associated broadband licenses to SDG&E. As the Company is required to refund payments it has received from SDG&E in the event of termination or non-delivery of the specific county’s full 900 MHz Broadband Spectrum, it recorded the initial payments as contingent liability on the Company’s Consolidated Balance Sheets. A reduction in the contingent liability and a gain or loss on the sale of spectrum will be recognized for each county once the Company delivers the full cleared 900 MHz Broadband Spectrum and the associated broadband license(s) to SDG&E.

LCRA Refund Obligation
In April 2023, the Company entered into the LCRA Agreement for a total payment of $30.0 million, to be paid through fiscal year 2026 pursuant to the terms of the agreement. In December 2023, the Company received $15.0 million in milestone payments, of which $7.5 million was deposited in an escrow account. The remaining payments are due as the Company delivers the relevant cleared 900 MHz Broadband Spectrum and the associated broadband licenses to LCRA. As the Company is required to refund the deposit it has received from LCRA in the event of termination or non-delivery of the specific county’s full cleared 900 MHz Broadband Spectrum, it recorded the initial payments as contingent liability on the Company’s Consolidated Balance Sheets. A reduction in the contingent liability and a gain or loss on the sale of spectrum will be recognized for each county once the Company delivers the full cleared 900 MHz Broadband Spectrum and the associated broadband license(s) to LCRA. See Note 3 Escrow Deposits for further discussion on the escrow deposit.
Oncor Refund Obligation
In June 2024, the Company entered into the Oncor Agreement for a total payment of $102.5 million, to be paid through fiscal year 2026 pursuant to the terms of the agreement. In June 2024, the Company received an initial payment of $10.0 million with remaining payments due to the Company for each county, at closing. The timing and rights to milestone payments could vary as 900 MHz broadband licenses are granted by the FCC, broadband licenses are assigned to Oncor and incumbents are cleared by the Company. As the Company is required to refund the deposit it has received from Oncor in the event of termination or non-delivery of the specific county’s full cleared 900 MHz Broadband Spectrum, it recorded the initial payment as contingent liability on the Company’s Consolidated Balance Sheets. A reduction in the contingent liability and a gain or loss on the sale of spectrum will be recognized for each county once the Company delivers the full cleared 900 MHz Broadband Spectrum and the associated broadband license(s) to Oncor.
Xcel Energy Guaranty

In October 2022, the Company entered into an agreement with Xcel Energy Services Inc. (“Xcel Energy”) providing Xcel Energy dedicated long-term usage of the Company’s 900 MHz Broadband Spectrum for a term of 20 years throughout Xcel Energy’s service territory in eight states (the “Xcel Energy Agreement”). In connection with Xcel Energy Agreement, the Company entered into a guaranty agreement, under which the Company guaranteed the delivery of the relevant 900 MHz Broadband Spectrum and the associated broadband licenses in Xcel Energy’s service territory in eight states along with other commercial obligations. In the event of default or non-delivery of the specific territory’s 900 MHz Broadband Spectrum, the Company is required to refund payments it has received. In addition, to the extent Anterix has performed any obligations, the Company’s liability and remaining obligations under the Xcel Energy Agreement will extend only to the remaining unperformed obligations. The Company recorded $67.1 million in deferred revenue in connection with the prepayments received as of June 30, 2024. The Company commenced delivery of the relevant cleared 900 MHz Broadband Spectrum and the associated broadband leases in the first quarter of fiscal year 2024 and will continue through 2029. As of June 30, 2024, the maximum potential liability of future undiscounted payments under this agreement is approximately $64.4 million.
Litigation
From time to time, the Company may be involved in litigation that arises from the ordinary operations of the business, such as contractual or employment disputes or other general actions. The Company is not involved in any material legal proceedings at this time.
Pandemic and Macroeconomic Conditions
Recent macroeconomic events, inflation and geopolitical matters, have increased operating costs or resulted in delays in customer contracting or impacted the availability of equipment necessary for the deployment of the Company’s target customers’ planned PLTE projects. The Company continues to closely monitor these risks. Although difficult to quantify, the Company believes the current macroeconomic environment, including inflation, may have an adverse effect on the Company’s target customers’ businesses, which may harm the Company’s commercialization efforts and negatively impact the Company’s revenues and liquidity. If the Company is not able to control its operating costs or if the Company’s commercialization efforts are slowed or negatively impacted, continued periods of high inflation could have a material adverse effect on the Company’s business, operating results and financial condition.
11.    Concentrations of Credit Risk and Significant Customer
Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with financial institutions for which credit loss is not anticipated. As of June 30, 2024 and March 31, 2024, substantially all of the Company’s cash balance exceeded the federally insured limits. For the three months ended June 30, 2024 and 2023, each of the Company’s customers accounted for greater than 10% of total revenue.
As of June 30, 2024 and March 31, 2024, the Company does not have an outstanding accounts receivable balance.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion and analysis of the financial condition and results of operations of Anterix Inc. (“Anterix,” the “Company”, “we”, “us”, or “our”) should be read in conjunction with our financial statements and notes thereto included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on June 26, 2024 (the “2024 Annual Report”). In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those identified or referenced in “Item 1A—Risk Factors” in Part II of this Quarterly Report. As a result, investors are urged not to place undue reliance on any forward-looking statements. Except as required by applicable law, we do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.
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
Refer to our 2024 Annual Report for a more complete description of the nature of our business, including details regarding the process and costs to secure our broadband licenses.

Business Developments

In June 2024, we entered into a license purchase agreement with Oncor Electric Delivery Company LLC (“Oncor”) for total estimated consideration of $102.5 million under which Oncor will purchase 900 MHz spectrum licenses covering 95 counties to deploy a private wireless broadband network in its transmission and distribution service area (the “Oncor Agreement”).The total payment of $102.5 million comprises an initial payment of $10.0 million received in June 2024 and remaining payments that are due to us for each county, at closing. The timing and rights to milestone payments could vary as 900 MHz broadband licenses are granted by the FCC, broadband licenses are assigned to Oncor, and incumbents are cleared by us. Oncor operates more than 143,000 circuit miles of transmission and distribution lines in Texas, delivering electricity to more than four million homes and businesses across a service territory that has an estimated population of approximately 13 million people.

Results of Operations
A discussion and analysis of the primary factors contributing to our results of operations are presented below. The following tables summarize our results of operations and financial data for the three months ended June 30, 2024 and 2023. The following data should be read in conjunction with our Notes to the Unaudited Consolidated Financial Statements contained within this Quarterly Report.

	Three months ended June 30,
	2024	2023
Spectrum revenue	$1,525	$608
Operating expenses
General and administrative	12,851	11,673
Sales and support	1,850	1,275
Product development	1,750	1,069
Depreciation and amortization	179	246
Operating expenses	16,630	14,263
Gain from disposal of intangible assets, net	(93)	(10,785)
Gain from disposal of long-lived assets, net	—	(31)
Loss from operations	(15,012)	(2,839)
Interest income	694	386
Other income	16	95
Loss before income taxes	(14,302)	(2,358)
Income tax expense (benefit)	1,222	(240)
Net loss	$(15,524)	$(2,118)
Summary
Our net loss for the three months ended June 30, 2024 increased by approximately $13.4 million, or 633%, to $15.5 million from $2.1 million for the three months ended June 30, 2023. The increase in net loss was primarily due to the following:
•Spectrum revenues increased by $0.9 million, or 151%, to $1.5 million for the three months ended June 30, 2024 from $0.6 million for the three months ended June 30, 2023. The increase in our spectrum revenue was primarily attributable to revenue recognized in connection with our agreement with Xcel Energy of approximately $0.8 million.
•General and administrative expenses increased by $1.2 million, or 10%, to $12.9 million for the three months ended June 30, 2024 from $11.7 million for three months ended June 30, 2023. The increase primarily resulted from $1.0 million of fiscal 2024 executive bonuses related to the Oncor Agreement deemed fiscal 2025 compensation. Refer to our 2024 proxy statement for our 2024 annual meeting of our stockholders for additional information.
•Sales and support expenses increased by $0.6 million, or 45%, to $1.9 million for the three months ended June 30, 2024 from $1.3 million for three months ended June 30, 2023. The increase primarily resulted from $0.4 higher headcount costs and commissions and $0.3 million fees related to the Oncor Agreement partially offset by $0.1 million lower contract consulting fees.
•Product development expenses increased by $0.7 million, or 64%, to $1.8 million for the three months ended June 30, 2024 from $1.1 million for three months ended June 30, 2023. The increase primarily resulted from $0.5 million higher contract consulting fees and $0.2 million in IT-related costs.
•Gain from disposal of intangible assets, net decreased by $10.7 million, or 99%, to $0.1 million for the three months ended June 30, 2024 from $10.8 million for the three months ended June 30, 2023. During the three months ended June 30, 2024, we exchanged our narrowband license for a broadband license in 1 county. In connection with the exchange, we recorded an estimated accounting cost basis of $0.1 million for the new broadband license and relinquished to the FCC narrowband license for the same 1 county with de minimis value. As a result, we recorded a $0.1 million non-monetary gain from disposal of the intangible assets on our Consolidated Statements of Operations. During the three months ended June 30, 2023, we exchanged our narrowband licenses for broadband licenses in 9 counties. In connection with the exchange, we recorded an estimated accounting cost basis of $13.3 million for the new broadband licenses and disposed of $2.5 million related to the value ascribed to the narrowband licenses we relinquished to the FCC for those same 9 counties. As a result, we recorded a $10.8 million non-monetary gain from disposal of the intangible assets on our Consolidated Statements of Operations.
•Interest income increased by $0.3 million, or 80%, to $0.7 million for the three months ended June 30, 2024 as compared to $0.4 million for three months ended June 30, 2023. The increase was primarily attributable to a higher cash balance.
•Income tax increased by $1.5 million, or 609%, to $1.2 million for the three months ended June 30, 2024 as compared to income tax benefit of $0.2 million for three months ended June 30, 2023. The increase was primarily attributable to higher state effective tax rate due to taxable income related to customer milestone payments.
Liquidity and Capital Resources
Our principal source of liquidity is our cash and cash equivalents generated from customer contract proceeds. At June 30, 2024, we had cash and cash equivalents of $51.7 million.

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
Cash Flows from Operating, Investing and Financing Activities

	Three months ended June 30,
(in thousands)	2024	2023
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(2,361)	$(8,209)
Net cash used in investing activities	$(5,400)	$(5,195)
Net cash used in financing activities	$(1,071)	$(745)
Net cash used in operating activities
Our principal source of cash provided by operating activities is our customer contract proceeds in the form of advanced payments. For spectrum revenue agreements, we record these advanced payments as deferred revenue on our Consolidated Balance Sheets and recognize revenue over the term of the lease, which is typically 20 to 30 years. For spectrum sale agreements, we record advanced payments as a contingent liability on our Consolidated Balance Sheets and derecognize this liability upon closing of the sale along with recording a gain or loss on sale. In addition, our cash flows reflect a non-cash gain or loss on disposal of intangible assets for the difference in cost basis as we exchange narrowband licenses for broadband licenses. We expect net cash provided by (used in) operating activities to be affected by the progress on our customer agreements as well as changes in other operating assets and liabilities. The following represents our changes in net cash used in operating activities for the three months ended June 30, 2024 and 2023.
Net cash used in operating activities was approximately $2.4 million for the three months ended June 30, 2024. The net cash used in operating activities for the three months ended June 30, 2024 was primarily due to the following:
•$15.5 million decrease related to our operating loss, which includes $5.9 million of non-cash items (refer to the Results of Operations);
•$1.6 million decrease in accounts payable and accrued expenses primarily due to annual bonus payments;
•$1.5 million decrease in deferred revenue due to revenue recognition in connection with the delivery of cleared 900 MHz Broadband Spectrum; and
•$10.0 million increase in contingent liability related to the Oncor Agreement.
Net cash used in operating activities was approximately $8.2 million for the three months ended June 30, 2023. The net cash used in operating activities for the three months ended June 30, 2023 was primarily due to the following:
•$2.1 million decrease related to our operating loss, which includes $6.3 million of non-cash items (refer to the Results of Operations); and
•$0.6 million decrease in deferred revenue in connection with revenue recognized for the delivery of cleared 900 MHz Broadband Spectrum.
Net cash used in investing activities
Our principal outflow of cash used in investing activities is our purchases of intangible assets, including refundable deposits, retuning costs and swaps, which represent our spectrum clearing efforts as we work toward the conversion from narrowband to broadband spectrum. The purchases of intangible assets may be offset by current period cash proceeds from the sale of intangible assets, with a potential non-cash derecognition of the contingent liability for any proceeds received and recognized in operating activities in a prior period. We expect net cash provided by (used in) investing activities to be affected by the timing of our spectrum clearing efforts and the closing of our sale transactions and the related transfer of broadband licenses. The following represents our changes in net cash used in investing activities for the three months ended June 30, 2024 and 2023.
Net cash used in investing activities was $5.4 million and $5.2 million for the three months ended June 30, 2024 and 2023, respectively. For the three months ended June 30, 2024, net cash used in investing activities was from $5.4 million payments made to acquire, swap or retune wireless licenses in markets across the United States. For the three months ended June 30, 2023, net cash used in investing activities was primarily from $5.2 million payments made to acquire, swap or retune wireless licenses in markets across the United States.
Net cash used in financing activities
Our principal outflow of cash used in financing activities is a result of our equity transactions, including repurchases of common stock and taxes and fees associated with the issuance of restricted stock awards, offset by proceeds from stock options exercised in the period. We expect net cash used in financing activities to be affected by the timing of future equity transactions including the timing of our repurchases of common stock. The following represents our changes in net cash used in financing activities for the three months ended June 30, 2024 and 2023.
Net cash used in financing activities was $1.1 million and $0.7 million for the three months ended June 30, 2024 and 2023, respectively. For the three months ended June 30, 2024, net cash used in financing activities was primarily for the repurchases of common stock of $2.0 million, payments of withholding tax on net issuance of restricted stock of $0.7 million, partially offset by the proceeds from stock option exercises of $1.6 million. For the three months ended June 30, 2023, net cash used in financing activities was primarily for payments of withholding tax on net issuance of restricted stock of $0.8 million, partially offset by the proceeds from stock option exercises of $7 thousand.
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
We are obligated under certain lease agreements for office space with lease terms expiring on various dates from October 31, 2024 through January 31, 2029, which includes a three to ten-year lease extension for our corporate headquarters. We have also entered into multiple lease agreements for tower space related to our spectrum holdings. The lease expiration dates range from November 30, 2024 to June 12, 2031. Total estimated payments for these lease agreements are approximately $6.0 million (exclusive of real estate taxes, utilities, maintenance and other costs borne by us). We also have an obligation to clear the tower site locations, for which we recorded an asset retirement obligation (the “ARO”). Total estimated payments as a result of the ARO is approximately $0.7 million. In addition to the lease payments and ARO for our tower site locations, we entered into agreements with several third parties in multiple U.S. markets to acquire, retune or swap wireless licenses for cash consideration (“deals”). As of June 30, 2024, our total estimated future payments for these agreements with incumbents are approximately $11.1 million.
Xcel Energy Guaranty

In October 2022, we entered into an agreement with Xcel Energy Services Inc. (“Xcel Energy”) providing Xcel Energy dedicated long-term usage of our 900 MHz Broadband Spectrum for a term of 20 years throughout Xcel Energy’s service territory in eight states (the “Xcel Energy Agreement”). In connection with Xcel Energy Agreement, we entered into a guaranty agreement, under which we guaranteed the delivery of the relevant 900 MHz Broadband Spectrum and the associated broadband licenses in Xcel Energy’s service territory in eight states along with other commercial obligations. In the event of default or non-delivery of the specific territory’s 900 MHz Broadband Spectrum, we are required to refund payments we have received. In addition, to the extent we have performed any obligations, our liability and remaining obligations under the Xcel Energy Agreement will extend only to the remaining unperformed obligations. We recorded $67.1 million in deferred revenue in connection with the prepayments received as of June 30, 2024. We commenced delivery of the relevant cleared 900 MHz Broadband Spectrum and the associated broadband leases in the first quarter of fiscal year 2024 and will continue through 2029. The revenue recognized for the three months ended June 30, 2024, was approximately $0.8 million. As of June 30, 2024, the maximum potential liability of future undiscounted payments under this agreement is approximately $64.4 million.
Share Repurchase Program

In September 2023, our Board authorized the 2023 Share Repurchase Program (the “2023 Share Repurchase Program”) pursuant to which we may repurchase up to $250.0 million of our common stock on or before September 21, 2026. We may repurchase shares of our common stock via the open market and/or privately negotiated transactions. Repurchases will be made in accordance with applicable securities laws and may be effected pursuant to Rule 10b5-1 trading plans. The manner, timing and amount of any share repurchases will be determined by us based on a variety of factors, including proceeds from customer contracts, the timing of which is unpredictable, as well as general business and market conditions, our capital position, and other strategic considerations. The 2023 Share Repurchase Program does not obligate us to repurchase any particular amount of our common stock.
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. Excise tax accrued for the three months ended June 30, 2024 was approximately $0.1 million.
The following table presents the share repurchase activity for the three months ended June 30, 2024 and 2023 (in thousands, except per share data):

	Three months ended June 30,
	2024	2023
Number of shares repurchased and retired	63	—
Average price paid per share*	$32.47	$—
Total cost to repurchase	$2,027	$—
*Average price paid per share includes costs associated with the repurchases.
As of June 30, 2024, $234.0 million is remaining under the share repurchase program.

Off-balance sheet arrangements
As of June 30, 2024 and March 31, 2024, we did not have and do not have any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
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
Item 1A. Risk Factors.
In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report as well as the risk factors disclosed in our 2024 Annual Report. There have been no material changes from the risk factors as previously disclosed in our 2024 Annual Report. Any of the risks discussed in this Quarterly Report, if any, and in our 2024 Annual Report, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information with respect to purchases of our common stock by the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended June 30, 2024.
Issuer Purchases of Equity Securities (1)
(in thousands except for share and per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs
April 1, 2024 through April 30, 2024
Open market and privately negotiated purchases	22,270	$32.17	22,270	$235,343
May 1, 2024 through May 31, 2024
Open market and privately negotiated purchases	40,185	32.63	40,185	234,033
June 1, 2024 through June 30, 2024
Open market and privately negotiated purchases	—	—	—	—
Total	62,455	$32.47	62,455	$234,033
(1)On September 21, 2023, our Board authorized the new 2023 Share Repurchase Program pursuant to which we may repurchase up to $250.0 million of our common stock on or before September 21, 2026. We may repurchase shares of our common stock via the open market and/or privately negotiated transactions. Repurchases will be made in accordance with applicable securities laws and may be effected pursuant to Rule 10b5-1 trading plans. The manner, timing and amount of any share repurchases will be determined by us based on a variety of factors, including proceeds from customer contracts, the timing of which is unpredictable, as well as general business and market conditions, our capital position, and other strategic considerations. The 2023 Share Repurchase Program does not obligate us to repurchase any particular amount of our common stock.
(2)Average price paid per share includes cost associated with the repurchases.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Director and Executive Officer Trading

During the three months ended June 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

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

Anterix Inc.

Date: August 6, 2024	/s/ Robert H. Schwartz
Robert H. Schwartz
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2024	/s/ Timothy A. Gray
Timothy A. Gray
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)