Form 10-Q
period 2024-09-30
Anterix Inc.
filed 2024-11-13
CIK 1304492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
At November 8, 2024, 18,618,271 shares of the registrant’s common stock were outstanding.

Anterix Inc.
FORM 10-Q
For the quarterly period ended September 30, 2024

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

PART I. FINANCIAL INFORMATION
Item 1: Consolidated Financial Statements
Anterix Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2024	March 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$43,129	$60,578
Spectrum receivable	12,063	8,521
Prepaid expenses and other current assets	1,582	3,912
Total current assets	56,774	73,011
Escrow deposits	7,608	7,546
Property and equipment, net	1,726	2,062
Right of use assets, net	4,987	4,432
Intangible assets	221,863	216,743
Deferred broadband costs	23,759	19,772
Other assets	520	1,328
Total assets	$317,237	$324,894
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$7,086	$8,631
Operating lease liabilities	1,806	1,850
Contingent liability	1,000	1,000
Deferred revenue	5,915	6,470
Total current liabilities	15,807	17,951
Operating lease liabilities	3,845	3,446
Contingent liability	25,000	15,000
Deferred revenue	120,712	115,742
Deferred gain on sale of intangible assets	4,911	4,911
Deferred income tax	7,670	6,281
Other liabilities	229	531
Total liabilities	178,174	163,862
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized and no shares outstanding at September 30, 2024 and March 31, 2024	—	—
Common stock, $0.0001 par value per share, 100,000,000 shares authorized and 18,618,271 shares issued and outstanding at September 30, 2024 and 18,452,892 shares issued and outstanding at March 31, 2024	2	2
Additional paid-in capital	541,551	533,203
Accumulated deficit	(402,490)	(372,173)
Total stockholders’ equity	139,063	161,032
Total liabilities and stockholders’ equity	$317,237	$324,894
See accompanying notes to consolidated financial statements.

Anterix Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Spectrum revenue	$1,551	$1,052	$3,076	$1,660
Operating expenses
General and administrative	11,397	11,905	24,248	23,578
Sales and support	1,357	1,310	3,207	2,585
Product development	1,776	1,147	3,526	2,216
Depreciation and amortization	151	209	330	455
Operating expenses	14,681	14,571	31,311	28,834
Gain on disposal of intangible assets, net	—	(8,513)	(93)	(19,298)
Gain on sale of intangible assets, net	—	(7,332)	—	(7,332)
Loss from disposal of long-lived assets, net	—	67	—	36
(Loss) gain from operations	(13,130)	2,259	(28,142)	(580)
Interest income	585	396	1,279	782
Other income	9	63	25	158
(Loss) income before income taxes	(12,536)	2,718	(26,838)	360
Income tax expense	230	645	1,452	405
Net (loss) income	$(12,766)	$2,073	$(28,290)	$(45)
Net (loss) income per common share basic	$(0.69)	$0.11	$(1.53)	$—
Net (loss) income per common share diluted	$(0.69)	$0.11	$(1.53)	$—
Weighted-average common shares used to compute basic net (loss) income per share	18,586,075	18,921,126	18,531,169	18,935,929
Weighted-average common shares used to compute diluted net (loss) income per share	18,586,075	19,109,394	18,531,169	18,935,929
See accompanying notes to consolidated financial statements.

Anterix Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)
(Unaudited)

	Number of Shares
	Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total
Balance at June 30, 2024	18,581	$2	$538,505	$(389,724)	$148,783
Stock compensation expense	—	—	3,408	—	3,408
Restricted shares issued	40	—	—	—	—
Stock option exercises	15	—	343	—	343
Shares withheld for taxes	(18)	—	(705)	—	(705)
Retirement of common stock	—	—	—	—	—
Net loss	—	—	—	(12,766)	(12,766)
Balance at September 30, 2024	18,618	$2	$541,551	$(402,490)	$139,063

Balance at March 31, 2024	18,453	$2	$533,203	$(372,173)	$161,032
Stock compensation expense	—	—	7,754	—	7,754
Restricted shares issued	169	—	—	—	—
Stock option exercises	96	—	1,960	—	1,960
Shares withheld for taxes	(37)	—	(1,366)	—	(1,366)
Retirement of common stock	(63)	—	—	(2,027)	(2,027)
Net loss	—	—	—	(28,290)	(28,290)
Balance at September 30, 2024	18,618	$2	$541,551	$(402,490)	$139,063
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

Anterix Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six months ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,290)	$(45)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	330	455
Stock compensation expense	7,754	8,103
Deferred income taxes	1,389	373
Right of use assets	832	545
Gain on disposal of intangible assets, net	(93)	(19,298)
Gain on sale of intangible assets, net	—	(7,332)
Loss from disposal of long-lived assets, net	—	36
Changes in operating assets and liabilities
Prepaid expenses and other assets	1,525	788
Accounts payable and accrued expenses	(1,537)	374
Due to related parties	—	(533)
Operating lease liabilities	(1,032)	(759)
Contingent liability	10,000	—
Deferred revenue	4,415	19,506
Other liabilities	(302)	—
Net cash (used in) provided by operating activities	(5,009)	2,213
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible assets, including refundable deposits, retuning costs and swaps	(10,904)	(10,077)
Proceeds from sale of spectrum	—	25,178
Purchases of equipment	(41)	(212)
Net cash (used in) provided by investing activities	(10,945)	14,889
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	1,960	7
Repurchases of common stock	(2,027)	(10,735)
Payments of withholding tax on net issuance of restricted stock	(1,366)	(1,022)
Net cash used in financing activities	(1,433)	(11,750)
Net change in cash and cash equivalents and restricted cash	(17,387)	5,352
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents and restricted cash at beginning of the period	68,124	43,182
Cash and cash equivalents and restricted cash at end of the period	$50,737	$48,534
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period:
Taxes paid	$885	$1
Operating leases paid	$1,199	$1,152
Non-cash investing activity:
Network equipment provided in exchange for wireless licenses	$47	$568
Deferred gain on sale of intangible assets	$—	$4,889
Derecognition of contingent liability related to sale of intangible assets	$—	$18,840
Right of use assets new leases	$290	$106
Right of use assets modifications and renewals	$1,097	$55
See accompanying notes to consolidated financial statements.

The following tables provide a reconciliation of cash and cash equivalents and restricted cash reported on the Consolidated Balance Sheets that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:
	September 30, 2024	March 31, 2024
Cash and cash equivalents	$43,129	$60,578
Escrow deposits	7,608	7,546
Total cash and cash equivalents and restricted cash	$50,737	$68,124

	September 30, 2023	March 31, 2023
Cash and cash equivalents	$48,534	$43,182
Escrow deposits	—	—
Total cash and cash equivalents and restricted cash	$48,534	$43,182

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

2.    Revenue
The following table provides information regarding the Company’s revenue for each of the services it provides pursuant to its spectrum revenue agreements for the three and six months ended September 30, 2024 and 2023 (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Spectrum revenue
900 MHz Broadband Spectrum Revenue
Ameren Corporation	$182	$152	$338	$304
Evergy	385	274	771	548
Xcel Energy (1)	802	444	1,603	444
Narrowband Spectrum Revenue
Motorola	182	182	364	364
Total spectrum revenue (2)	$1,551	$1,052	$3,076	$1,660

1.The Company commenced revenue recognition in connection with the delivery of cleared 900 MHz Broadband Spectrum and the associated broadband leases to Xcel Energy in September 2023.
2.Revenue recognized during the three and six months ended September 30, 2024 and 2023 was included in deferred revenue at the beginning of the respective periods.
Spectrum Revenue Agreements
Refer to the Company’s 2024 Annual Report for a description of the Company’s spectrum revenue agreements entered into prior to March 31, 2024.
Capitalized Contract Costs
The Company capitalizes incremental costs associated with obtaining a spectrum revenue agreement with a customer, which generally includes sales commissions. The Company’s capitalized contract costs consisted of the following activity during the three and six months ended September 30, 2024 and 2023 (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Balance at the beginning of the period	$1,023	$888	$1,027	$870
Additions	90	5	116	33
Amortization	(11)	(9)	(41)	(19)
Balance at the end of the period	1,102	884	1,102	884
Less amount classified as current assets (1)	(676)	(423)	(676)	(423)
Noncurrent assets (1)	$426	$461	$426	$461
1.Current assets are recorded as prepaid expenses and other current assets and noncurrent assets are recorded as other assets on the Company’s Consolidated Balance Sheets.

Contract Liabilities
Contract liabilities primarily relate to advanced consideration received from customers in connection with spectrum revenue agreements, for which revenue is recognized over the term of each delivered broadband lease. The Company’s contract liabilities consisted of the following activity during the three and six months ended September 30, 2024 and 2023 (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Balance at the beginning of the period	$120,687	$60,151	$122,212	$60,759
Net additions (1)	7,491	21,166	7,491	21,166
Revenue recognized	(1,551)	(1,052)	(3,076)	(1,660)
Balance at the end of the period	126,627	80,265	126,627	80,265
Less amount classified as current liabilities (2)	(5,915)	(5,281)	(5,915)	(5,281)
Noncurrent liabilities (2)	$120,712	$74,984	$120,712	$74,984
1.Represents milestone payments received from customer contracts pursuant to the terms of the associated spectrum revenue agreements, net of delivery delay adjustments.
2.Current liabilities and noncurrent liabilities are recorded as deferred revenue on the Company’s Consolidated Balance Sheets.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations of the Company’s contracts represent contracted revenue that will be recognized in future periods. Total performance obligations include deferred revenue (i.e., contract liabilities) as well as amounts that will be invoiced and recognized in future periods. Revenue allocated to remaining performance obligations was $184.3 million as of September 30, 2024, which will be recognized over the remaining contract terms up to 30 years.
3.    Escrow Deposits
Escrow deposits are considered restricted cash as the deposits are restricted from use until the terms of the escrow agreement are met. Escrow deposits are classified as current assets on the Company’s Consolidated Balance Sheets.

In connection with the Lower Colorado River Authority Agreement (the “LCRA Agreement”), the Company and Lower Colorado River Authority (“LCRA”) entered into an escrow agreement. Pursuant to the escrow agreement, the escrow funds shall be held and invested in a money market deposit account. All interest and other income earned shall be allocated to the Company, payable with the final distribution of the escrow funds. The escrow funds shall be distributed upon written request by both the Company and LCRA pursuant to the terms within the LCRA Agreement. In December 2023, the Company received $15.0 million, of which $7.5 million was deposited in an escrow account. As of September 30, 2024, the Company’s escrow deposit balance on the Consolidated Balance Sheets is $7.6 million.
4.    Intangible Assets
Wireless licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but instead are tested for impairment annually, or more frequently if an event indicates that the asset might be impaired. There were no impairment charges related to the Company’s indefinite-lived intangible assets during the three and six months ended September 30, 2024 and 2023.

Intangible assets consist of the following activity for the six months ended September 30, 2024 and 2023 (in thousands):

	2024	2023
Balance at the beginning of period	$216,743	$202,044
Acquisitions and transfers	5,027	8,022
Sale of intangible assets	—	(31,798)
Exchanges - licenses received	126	24,146
Exchanges - licenses surrendered	(33)	(4,848)
Balance at the end of period	$221,863	$197,566
Purchases of intangible assets, including refundable deposits, retuning costs and swaps
During the six months ended September 30, 2024 and 2023, the Company entered into agreements with several third parties in multiple U.S. markets to acquire, retune or swap wireless licenses for cash consideration (“deals”) and made Anti-Windfall Payments to the US Treasury Department. The initial deposits to incumbents are recorded as spectrum receivable on the Company’s Consolidated Balance Sheets and are refundable if the FCC does not approve the sale, retuning or swap of the spectrum. The initial deposits are transferred to deferred broadband cost or intangible assets in the Company’s Consolidated Balance Sheets, as applicable, upon meeting the relevant deal milestones. The final payments related to closed retuning or swap deals are recorded as deferred broadband costs on the Company’s Consolidated Balance Sheets. The final payments for license purchases or Anti-Windfall Payments are recorded as intangible assets on the Company’s Consolidated Balance Sheets.
Broadband License Exchanges
During the six months ended September 30, 2024, the Company was granted by the FCC, a broadband license for 1 county. The Company recorded the new broadband license at its estimated accounting cost basis of approximately $0.1 million. In connection with receiving the broadband license, the Company disposed of a de minimis amount related to the value ascribed to the narrowband license it relinquished to the FCC for the same 1 county. The total carrying value of the narrowband license included the cost to acquire the original narrowband license, Anti-Windfall Payments paid to cover the shortfall in this county and the clearing costs. The Company did not have any exchanges for the three months ended September 30, 2024. The Company recorded a gain on disposal of intangible assets of $0.1 million for the six months ended September 30, 2024.
During the six months ended September 30, 2023, the Company was granted by the FCC, broadband licenses for 14 counties. The Company recorded the new broadband licenses at their estimated accounting cost basis of approximately $24.1 million. In connection with receiving the broadband licenses, the Company disposed of $4.8 million, related to the value ascribed to the narrowband licenses it relinquished to the FCC for the same 14 counties. The total carrying value of narrowband licenses included the cost to acquire the original narrowband licenses, Anti-Windfall Payments paid to cover the shortfall in each county and the clearing costs. As a result of the exchange of narrowband licenses for broadband licenses, the Company recorded a gain on disposal of intangible assets of $8.5 million and $19.3 million for the three and six months ended September 30, 2023, respectively.
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
As part of the SDG&E Agreement, SDG&E has an option to pursue additional spectrum with the Company. In accordance with ASC 606, the Company recorded a $4.9 million deferred gain on sale of intangible assets on the Company’s Consolidated Balance Sheets as of September 30, 2024, related to this option, which expires in September 2028.

5.    Related Party Transactions
Refer to the Company’s 2024 Annual Report for a more complete description of the nature of its related party transactions prior to March 31, 2024. During the three and six months ended September 30, 2024 and 2023, the Company did not have any related party transactions.

6.    Leases

All the leases in which the Company is the lessee comprised corporate office space and tower space. The Company is obligated under certain lease agreements for office space with lease terms expiring on various dates from October 31, 2024 through January 31, 2029, which includes lease extensions for its corporate headquarters ranging from three to ten years. The Company entered into multiple lease agreements for tower space. The lease expiration dates range from November 30, 2024 to September 3, 2031.

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
Weighted-average remaining lease term and incremental borrowing rate for the Company’s operating leases are as follows:

	Six months ended September 30,
	2024	2023
Weighted average term - operating lease liabilities	3.55 years	2.65 years
Weighted average incremental borrowing rate - operating lease liabilities	9%	12%
The following table presents total lease cost for the three and six months ended September 30, 2024 and 2023 (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Lease cost
Operating lease cost	$485	$471	$986	$978
Short term lease cost	—	—	—	—
Total lease cost*	$485	$471	$986	$978
*Total lease cost is included in general and administrative expenses on the Company’s Consolidated Statements of Operations.
The following table presents supplemental balance sheet information as of September 30, 2024 and March 31, 2024 (in thousands):

	September 30, 2024	March 31, 2024
Non-current assets - right of use assets, net	$4,987	$4,432
Current liabilities - operating lease liabilities	$1,806	$1,850
Non-current liabilities - operating lease liabilities	$3,845	$3,446

Future minimum payments under existing non-cancelable leases for office and tower spaces (exclusive of real estate tax, utilities, maintenance and other costs borne by the Company) for the remaining terms of the leases following the six months ended September 30, 2024, are as follows (in thousands):

Fiscal Year	Operating Leases
2025 (excluding the six months ended September 30, 2024)	$1,139
2026	1,880
2027	1,478
2028	1,142
2029	586
After 2029	265
Total future minimum lease payments	6,490
Amount representing interest	(839)
Present value of net future minimum lease payments	$5,651
7.    Income Taxes
The Company used a discrete effective tax rate method to calculate taxes for the three and six months ended September 30, 2024 and 2023, which were a result of its inability to use some portion of its federal and state net operating losses (“NOLs”) carryforwards against the deferred tax liability created by the amortization of indefinite-lived intangible assets and the change in the state effective tax rate. The Company determined that applying an estimate of the annual effective tax rate would not provide a reasonable estimate as small changes in estimated “ordinary” loss could result in significant changes in the estimated annual effective tax rate. Accordingly, for the three and six months ended September 30, 2024, the Company recorded a total tax expense of $0.2 million and $1.5 million, respectively. For the three and six months ended September 30, 2023, the Company recorded a total tax expense of $0.6 million and $0.4 million, respectively. The effective income tax rates for the three months ended September 30, 2024 and 2023 were 26.6% and 25.6%, respectively. The increase in the effective tax rate was the result of higher state effective tax rate due to taxable income related to customer milestone payments.
The Company’s NOLs generated after March 31, 2018 may be used as an indefinite-lived asset to offset its deferred tax liability but are limited to 80% of future taxable income. The deferred tax liabilities as of September 30, 2024 are approximately $3.4 million for federal and $4.3 million for state. The deferred tax liabilities as of March 31, 2024 were approximately $3.1 million for federal and $3.2 million for state.
8.    Stockholders’ Equity
The Company adopted a new equity-based compensation plan known as the Anterix Inc. 2023 Stock Plan on August 8. 2023 (the “Effective Date”), which was amended on August 6, 2024 to increase the number of shares available thereunder by 1,100,000 shares (as amended, the “2023 Stock Plan”). The 2023 Stock Plan permits the Company to grant equity compensation awards to employees, consultants and non-employee directors of the Company. As of the Effective Date, no additional awards may be granted under the Anterix Inc. 2014 Stock Plan (the “2014 Stock Plan”). The 2023 Stock Plan authorizes 1,350,000 shares of common stock of the Company (“Shares”) for grant. Additionally, 388,151 Shares remaining for grant under the 2014 Stock Plan immediately prior to the Effective Date, Shares subject to outstanding stock awards granted under the 2014 Stock Plan that, following the Effective Date, expire or are terminated or cancelled without having been exercised or settled in full, and Shares acquired pursuant to an award subject to forfeiture or repurchase that are forfeited or repurchased by the Company for an amount not greater than the recipient’s purchase price, are issuable under the 2023 Stock Plan. As of September 30, 2024, under the 2023 Stock Plan, 1,348,107 shares are available for future issuance of which up to 112,500 shares which may be granted upon meeting certain performance levels above 100% for performance stock unit awards.
During the six months ended September 30, 2024 and the year ended March 31, 2024, a total of 227,834 and 266,539 shares, respectively, were issued in connection with the vesting, conversion and or exercise of grants under the 2014 Stock Plan and the 2023 Stock Plan.

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
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. Excise tax accrued for the six months ended September 30, 2024 was approximately $0.1 million.
The following table presents the share repurchase activity for the three and six months ended September 30, 2024 and 2023 (in thousands, except per share data):

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Number of shares repurchased and retired	—	333	63	333
Average price paid per share*	$—	$32.69	$32.47	$32.69
Total cost to repurchase	$—	$10,735	$2,027	$10,735
*Average price paid per share includes costs associated with the repurchases.
As of September 30, 2024, $234.0 million is remaining under the share repurchase program.
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

The following table reconciles net income (loss) and weighted-average common shares used to compute basic and diluted net income (loss) per share:

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Net (loss) income:	$(12,766)	$2,073	$(28,290)	$(45)
Weighted-average common shares:
Basic weighted-average shares	18,586,075	18,921,126	18,531,169	18,935,929
Add: dilutive effect of stock options and restricted stock units	—	188,268	—	—
Diluted weighted-average common shares	18,586,075	19,109,394	18,531,169	18,935,929
For the three and six months ended September 30, 2024 there were 239,688 and 259,649 potentially dilutive stock options and restricted stock units outstanding, respectively, excluded from the calculation of diluted weighted-average shares as their effects are anti-dilutive because the Company reported a net loss. For the three months ended September 30, 2023, there were 1,176,107 stock options and restricted stock units outstanding, excluded from the calculation of diluted weighted-average shares because the effect was anti-dilutive. For the six months ended September 30, 2023, there were 193,437 potentially dilutive stock options and restricted stock units outstanding, excluded from the calculation of diluted weighted-average shares as their effects are antidilutive because the Company reported a net loss for the six months ended September 30, 2023.
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
Subsequent to the derecognition of the contingent liability related to the delivery of San Diego County and Imperial County licenses, the remaining contingent liability related to SDG&E of $1.0 million for Orange County is classified as a short-term liability due to the expected timing of delivery.

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
Xcel Energy Guaranty

In October 2022, the Company entered into an agreement with Xcel Energy Services Inc. (“Xcel Energy”) providing Xcel Energy dedicated long-term usage of the Company’s 900 MHz Broadband Spectrum for a term of 20 years throughout Xcel Energy’s service territory in eight states (the “Xcel Energy Agreement”). In connection with Xcel Energy Agreement, the Company entered into a guaranty agreement, under which the Company guaranteed the delivery of the relevant 900 MHz Broadband Spectrum and the associated broadband licenses in Xcel Energy’s service territory in eight states along with other commercial obligations. In the event of default or non-delivery of the specific territory’s 900 MHz Broadband Spectrum, the Company is required to refund payments it has received. In addition, to the extent Anterix has performed any obligations, the Company’s liability and remaining obligations under the Xcel Energy Agreement will extend only to the remaining unperformed obligations. The Company recorded $67.1 million in deferred revenue in connection with the prepayments received as of September 30, 2024. The Company commenced delivery of the relevant cleared 900 MHz Broadband Spectrum and the associated broadband leases in the first quarter of fiscal year 2024 and will continue through 2029. The revenue recognized for the three and six months ended September 30, 2024, was approximately $0.8 million and $1.6 million, respectively. As of September 30, 2024, the maximum potential liability of future undiscounted payments under this agreement is approximately $63.6 million.
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
11.    Concentrations of Credit Risk and Significant Customers
Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with financial institutions for which credit loss is not anticipated. As of September 30, 2024 and March 31, 2024, substantially all of the Company’s cash balance exceeded the federally insured limits. For the six months ended September 30, 2024 each of the Company’s customers accounted for greater than 10% of total revenue.
As of September 30, 2024 and March 31, 2024, the Company does not have an outstanding accounts receivable balance.
12.    Subsequent Events
Chief Executive Officer Transition
On October 8, 2024, the Company announced the appointment of Scott Lang as President and Chief Executive Officer, to succeed Robert Schwartz effective November 1, 2024. Mr. Schwartz stepped down from the President and Chief Executive Officer role after a decade of leadership and provided support to Mr. Lang and served as an advisor to the Board to assist in a successful leadership transition (the “CEO Transition”). During this CEO Transition and through November 1, 2024 (the “Separation Date”), Mr. Schwartz continued to receive his then current base salary and was eligible for any benefits he was entitled to receive as an executive of the Company. In connection with the CEO Transition, Mr. Schwartz also resigned from his service on the Company’s Board.
In connection with his resignation, the Company negotiated a Transition and Separation Agreement with Mr. Schwartz (the “Transition Agreement”), which provides the following benefits (subject to effectiveness and the terms and conditions of the Transition Agreement), (i) two times the sum of his annualized salary and target bonus, for an aggregate amount of approximately $2.2 million, (ii) a pro-rata target bonus for fiscal year 2025, less amount previously paid for fiscal year 2025, for an aggregate amount of approximately $0.2 million and (iii) a subsidized COBRA continuation coverage for 18 months.
Additionally, the 68,788 unvested time-based awards and 33,417 performance-based awards accelerated and vested. Mr. Schwartz was also granted an option exercise period extension for each of his outstanding stock option awards equal to the lessor of two years from the Separation Date or the applicable expiration term of the stock option awards.
The foregoing severance benefits will be offered under the Transition Agreement in exchange for a release and waiver of claims and continued obligations related to the Company’s proprietary information. Further, pursuant to the Transition Agreement, for a period of 24 months following the Separation Date, Mr. Schwartz agreed to certain non-solicitation provisions relating to the Company’s employees, the Company’s business and current or potential customers, and agreed to not invest, counsel, advise or otherwise be engaged or be employed by, a competitor of the Company as defined in the Transition Agreement.
Further, as part of the CEO Transition, the Board also designated Mr. Lang as the Company’s principal executive officer for purposes of the rules and regulations of the Securities and Exchange Commission. Due to his service as an executive of the Company, effective as of the date of his appointment, Mr. Lang resigned from serving on the Board’s Audit Committee and Nominating and Governance Committee.

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

Business Developments

In June 2024, we entered into a license purchase agreement with Oncor Electric Delivery Company LLC (“Oncor”) for total estimated consideration of $102.5 million under which Oncor will purchase 900 MHz spectrum licenses covering 95 counties to deploy a private wireless broadband network in its transmission and distribution service area (the “Oncor Agreement”). The total payment of $102.5 million comprises an initial payment of $10.0 million received in June 2024 and remaining payments that are due to us for each county, at closing. The timing and rights to milestone payments could vary as 900 MHz broadband licenses are granted by the FCC, broadband licenses are assigned to Oncor, and incumbents are cleared by us. Oncor operates more than 143,000 circuit miles of transmission and distribution lines in Texas, delivering electricity to more than four million homes and businesses across a service territory that has an estimated population of approximately 13 million people.

Results of Operations
A discussion and analysis of the primary factors contributing to our results of operations are presented below. The following tables summarize our results of operations and financial data for the three and six months ended September 30, 2024 and 2023. The following data should be read in conjunction with our Notes to the Unaudited Consolidated Financial Statements contained within this Quarterly Report.

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Spectrum revenue	$1,551	$1,052	$3,076	$1,660
Operating expenses
General and administrative	11,397	11,905	24,248	23,578
Sales and support	1,357	1,310	3,207	2,585
Product development	1,776	1,147	3,526	2,216
Depreciation and amortization	151	209	330	455
Operating expenses	14,681	14,571	31,311	28,834
Gain on disposal of intangible assets, net	—	(8,513)	(93)	(19,298)
Gain on sale of intangible assets, net	—	(7,332)	—	(7,332)
Loss from disposal of long-lived assets, net	—	67	—	36
(Loss) gain from operations	(13,130)	2,259	(28,142)	(580)
Interest income	585	396	1,279	782
Other income	9	63	25	158
(Loss) income before income taxes	(12,536)	2,718	(26,838)	360
Income tax expense	230	645	1,452	405
Net (loss) income	$(12,766)	$2,073	$(28,290)	$(45)
Summary
Our net loss for the three months ended September 30, 2024 increased by approximately $14.8 million to $12.8 million net loss from $2.1 million net income for the three months ended September 30, 2023. The increase in net loss was primarily due to the following:
•Spectrum revenues increased by $0.5 million, or 47%, to $1.6 million for the three months ended September 30, 2024 from $1.1 million for the three months ended September 30, 2023. The increase in our spectrum revenue was primarily attributable to revenue recognized in connection with our agreement with Xcel Energy of approximately $0.4 million and our agreement with Evergy of approximately $0.1 million.
•Product development expenses increased by $0.6 million, or 55%, to $1.8 million for the three months ended September 30, 2024 from $1.1 million for three months ended September 30, 2023. The increase primarily resulted from $0.4 million higher headcount related costs and $0.2 million in IT related costs.
•Gain on disposal of intangible assets, net decreased by $8.5 million, or 100%, to $0.0 million for the three months ended September 30, 2024 from $8.5 million for the three months ended September 30, 2023. During the three months ended September 30, 2024 we did not exchange our narrowband licenses for broadband licenses. During the three months ended September 30, 2023, we exchanged our narrowband licenses for broadband licenses in 5 counties. In connection with the exchange, we recorded an estimated accounting cost basis of $10.8 million for the new broadband licenses and disposed of $2.3 million related to the value ascribed to the narrowband licenses we relinquished to the FCC for those same 5 counties. As a result, we recorded a $8.5 million non-monetary gain on disposal of the intangible assets on our Consolidated Statements of Operations.
•Interest income increased by $0.2 million, or 48%, to $0.6 million for the three months ended September 30, 2024 from $0.4 million for three months ended September 30, 2023. The increase was primarily attributable to a higher average cash balance during the period.

•Income tax expense decreased by $0.4 million, or 64%, to $0.2 million for the three months ended September 30, 2024 from $0.6 million for three months ended September 30, 2023. The decrease was primarily attributable to prior year higher state effective tax rate due to taxable income related to the sale of intangible assets.
Our net loss for the six months ended September 30, 2024 increased by approximately $28.2 million to $28.3 million from $45 thousand for the six months ended September 30, 2023. The increase in net loss was primarily due to the following:
•Spectrum revenues increased by $1.4 million, or 85%, to $3.1 million for the six months ended September 30, 2024 from $1.7 million for the six months ended September 30, 2023. The increase in our spectrum revenue was primarily attributable to revenue recognized in connection with our agreement with Xcel Energy of approximately $1.2 million and our agreement with Evergy of approximately $0.2 million.
•Product development expenses increased by $1.3 million, or 59%, to $3.5 million for the six months ended September 30, 2024 from $2.2 million for six months ended September 30, 2023. The increase primarily resulted from $0.5 million higher contract consulting fees, $0.4 million in higher headcount related costs and $0.4 million in IT related costs.
•Sales and support expense increased by $0.6 million, or 24%, to $3.2 million for the six months ended September 30, 2024 from $2.6 million for six months ended September 30, 2023. The increase primarily resulted from $0.5 million higher headcount related costs, $0.3 million fees related to the Oncor Agreement, partially offset by $0.2 million in lower contract consulting fees.
•Gain on disposal of intangible assets, net decreased by $19.2 million, or 100%, to $0.1 million for the six months ended September 30, 2024 from $19.3 million for the six months ended September 30, 2023. During the six months ended September 30, 2024 we exchanged our narrowband license for a broadband license in 1 county. In connection with the exchange, we recorded an estimated accounting cost basis of $0.1 million for the new broadband license and relinquished to the FCC narrowband license for the same 1 county with de minimis value. As a result, we recorded a $0.1 million non-monetary gain on disposal of the intangible assets on our Consolidated Statements of Operations. During the six months ended September 30, 2023, we exchanged our narrowband licenses for broadband licenses in 14 counties. In connection with the exchange, we recorded an estimated accounting cost basis of $24.1 million for the new broadband licenses and disposed of $4.8 million related to the value ascribed to the narrowband licenses we relinquished to the FCC for those same 14 counties. As a result, we recorded a $19.3 million non-monetary gain on disposal of the intangible assets on our Consolidated Statements of Operations.
•Interest income increased by $0.5 million, or 64%, to $1.3 million for the six months ended September 30, 2024 from $0.8 million for six months ended September 30, 2023. The increase was primarily attributable to a higher average cash balance during the period.
•Income tax expense increased by $1.0 million, or 259%, to $1.5 million for the six months ended September 30, 2024 from $0.4 million for six months ended September 30, 2023. The increase was primarily attributable to higher state effective tax rate due to taxable income related to customer milestone payments.
Liquidity and Capital Resources
Our principal source of liquidity is our cash and cash equivalents generated from customer contract proceeds. At September 30, 2024, we had cash and cash equivalents of $43.1 million.

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
Cash Flows from Operating, Investing and Financing Activities

	Six months ended September 30,
(in thousands)	2024	2023
	(Unaudited)	(Unaudited)
Net cash (used in) provided by operating activities	$(5,009)	$2,213
Net cash (used in) provided by investing activities	$(10,945)	$14,889
Net cash used in financing activities	$(1,433)	$(11,750)
Net cash (used in) provided by operating activities
Our principal source of cash provided by operating activities is our customer contract proceeds in the form of advanced payments. For spectrum revenue agreements, we record these advanced payments as deferred revenue on our Consolidated Balance Sheets and recognize revenue over the term of the lease, which is typically 20 to 30 years. For spectrum sale agreements, we record advanced payments as a contingent liability on our Consolidated Balance Sheets and derecognize this liability upon closing of the sale along with recording a gain or loss on sale. In addition, our cash flows reflect a non-cash gain or loss on disposal of intangible assets for the difference in cost basis as we exchange narrowband licenses for broadband licenses. We expect net cash provided by (used in) operating activities to be affected by the progress on our customer agreements as well as changes in other operating assets and liabilities. The following represents our changes in net cash (used in) provided by operating activities for the six months ended September 30, 2024 and 2023.
Net cash used in operating activities was approximately $5.0 million for the six months ended September 30, 2024. The net cash used in operating activities for the six months ended September 30, 2024 was primarily due to the following:
•$28.3 million decrease related to our operating loss, which includes $10.2 million of non-cash items (refer to the Results of Operations);
•$1.5 million decrease in accounts payable and accrued expenses primarily due to annual bonus payments;
•$4.4 million increase in deferred revenue due to $7.5 million cash proceeds from Ameren Corporation related to our 900 MHz Broadband Spectrum contract offset by $3.1 million in revenue recognition in connection with the delivery of cleared 900 MHz Broadband Spectrum; and
•$10.0 million increase in contingent liability related to the Oncor Agreement.
Net cash provided by operating activities was approximately $2.2 million for the six months ended September 30, 2023. The net cash provided by operating activities for the six months ended September 30, 2023 was primarily due to the following:
•$45 thousand decrease related to our operating loss, which includes $17.1 million of non-cash items (refer to the Results of Operations); and
•$19.5 million increase in deferred revenue due to $21.2 million cash proceeds from our 900 MHz Broadband Spectrum customer prepayments offset by $1.7 million in revenue recognition in connection with the delivery of cleared 900 MHz Broadband Spectrum.
Net cash (used in) provided by investing activities
Our principal outflow of cash used in investing activities is our purchases of intangible assets, including refundable deposits, retuning costs and swaps, which represent our spectrum clearing efforts as we work toward the conversion from narrowband to broadband spectrum. The purchases of intangible assets may be offset by current period cash proceeds from the sale of intangible assets, with a potential non-cash derecognition of the contingent liability for any proceeds received and recognized in operating activities in a prior period. We expect net cash provided by (used in) investing activities to be affected by the timing of our spectrum clearing efforts and the closing of our sale transactions and the related transfer of broadband licenses. The following represents our changes in net cash (used in) provided by investing activities for the six months ended September 30, 2024 and 2023.
Net cash used in investing activities was $10.9 million for the six months ended September 30, 2024, as compared to net cash provided by investing activities of $14.9 million for the six months ended September 30, 2023. For the six months ended September 30, 2024, net cash used in investing activities was primarily from $10.9 million payments made to acquire, swap or retune wireless licenses in markets across the United States. For the six months ended September 30, 2023, net cash provided by investing activities was primarily from $25.2 million sale of spectrum related to our transfer of the San Diego County broadband license to SDG&E partially offset by $10.1 million payments made to acquire, swap or retune wireless licenses in markets across the United States.
Net cash used in financing activities
Our principal outflow of cash used in financing activities is a result of our equity transactions, including repurchases of common stock and taxes and fees associated with the issuance of restricted stock awards, offset by proceeds from stock options exercised in the period. We expect net cash used in financing activities to be affected by the timing of future equity transactions including the timing of our repurchases of common stock. The following represents our changes in net cash used in financing activities for the six months ended September 30, 2024 and 2023.
Net cash used in financing activities was $1.4 million and $11.8 million for the six months ended September 30, 2024 and 2023, respectively. For the six months ended September 30, 2024, net cash used in financing activities was primarily for the repurchases of common stock of $2.0 million, payments of withholding tax on net issuance of restricted stock of $1.4 million, partially offset by the proceeds from stock option exercises of $2.0 million. For the six months ended September 30, 2023, net cash used in financing activities was from the repurchase of common stock of $10.7 million and payments of withholding tax on net issuance of restricted stock of $1.0 million.
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
We are obligated under certain lease agreements for office space with lease terms expiring on various dates from October 31, 2024 through January 31, 2029, which includes a three to ten-year lease extension for our corporate headquarters. We have also entered into multiple lease agreements for tower space related to our spectrum holdings. The lease expiration dates range from November 30, 2024 to September 3, 2031. Total estimated payments for these lease agreements are approximately $6.5 million (exclusive of real estate taxes, utilities, maintenance and other costs borne by us). We also have an obligation to clear the tower site locations, for which we recorded an asset retirement obligation (the “ARO”). Total estimated payments as a result of the ARO is approximately $0.7 million. In addition to the lease payments and ARO for our tower site locations, we entered into agreements with several third parties in multiple U.S. markets to acquire, retune or swap wireless licenses for cash consideration (“deals”). As of September 30, 2024, our total estimated future payments for these agreements with incumbents are approximately $9.4 million.
Xcel Energy Guaranty

In October 2022, we entered into an agreement with Xcel Energy Services Inc. (“Xcel Energy”) providing Xcel Energy dedicated long-term usage of our 900 MHz Broadband Spectrum for a term of 20 years throughout Xcel Energy’s service territory in eight states (the “Xcel Energy Agreement”). In connection with Xcel Energy Agreement, we entered into a guaranty agreement, under which we guaranteed the delivery of the relevant 900 MHz Broadband Spectrum and the associated broadband licenses in Xcel Energy’s service territory in eight states along with other commercial obligations. In the event of default or non-delivery of the specific territory’s 900 MHz Broadband Spectrum, we are required to refund payments we have received. In addition, to the extent we have performed any obligations, our liability and remaining obligations under the Xcel Energy Agreement will extend only to the remaining unperformed obligations. We recorded

$67.1 million in deferred revenue in connection with the prepayments received as of September 30, 2024. We commenced delivery of the relevant cleared 900 MHz Broadband Spectrum and the associated broadband leases in the first quarter of fiscal year 2024 and will continue through 2029. The revenue recognized for the three and six months ended September 30, 2024, was approximately $0.8 million and $1.6 million, respectively. As of September 30, 2024, the maximum potential liability of future undiscounted payments under this agreement is approximately $63.6 million.
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
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. Excise tax accrued for the six months ended September 30, 2024 was approximately $0.1 million.
The following table presents the share repurchase activity for the three and six months ended September 30, 2024 and 2023 (in thousands, except per share data):

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Number of shares repurchased and retired	—	333	63	333
Average price paid per share*	$—	$32.69	$32.47	$32.69
Total cost to repurchase	$—	$10,735	$2,027	$10,735
*Average price paid per share includes costs associated with the repurchases.
As of September 30, 2024, $234.0 million is remaining under the share repurchase program.
Off-balance sheet arrangements
As of September 30, 2024 and March 31, 2024, we did not have and do not have any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information with respect to purchases of our common stock by the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended September 30, 2024.
Issuer Purchases of Equity Securities (1)
(in thousands except for share and per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs
July 1, 2024 through July 31, 2024
Open market and privately negotiated purchases	—	$—	—	$234,033
August 1, 2024 through August 31, 2024
Open market and privately negotiated purchases	—	—	—	234,033
September 1, 2024 through September 30, 2024
Open market and privately negotiated purchases	—	—	—	234,033
Total	—	$—	—	$234,033
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Director and Executive Officer Trading

During the three months ended September 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2(2)	Certificate of Amendment No. 1 of Amended and Restated Certificate of Incorporation of the Company.
3.3(3)	Certificate of Amendment No. 2 of Amended and Restated Certificate of Incorporation of the Company.
3.4(4)	Amended and Restated Bylaws of the Company.
3.5(5)	Amendment No. 1 to the Amended and Restated Bylaws of the Company.
10.1#+	Transition and Separation Agreement, dated as of October 20, 2024, by and between the Company and Robert H. Schwartz.
10.2#+	Offer Letter, dated as of October 6, 2024, by and between the Company and Scott A. Lang.
10.3#+	Subsequent Release Agreement, dated as of November 1, 2024, by and between the Company and Robert H. Schwartz.
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
+    Management Contract or Compensatory Plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

Anterix Inc.

Date: November 13, 2024	/s/ Scott A. Lang
Scott A. Lang
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2024	/s/ Timothy A. Gray
Timothy A. Gray
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)