Form 10-Q
period 2024-12-31
Anterix Inc.
filed 2025-02-11
CIK 1304492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
OR
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
(Former name, former address and former fiscal year, if changed since last report)
______________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	ATEX	The Nasdaq Stock Market LLC (Nasdaq Capital Market)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
At February 7, 2025, 18,586,786 shares of the registrant’s common stock were outstanding.

Anterix Inc.
FORM 10-Q
For the quarterly period ended December 31, 2024

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
The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause our actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. Many of these risks, uncertainties and other factors are beyond our ability to control, influence, or predict. The most significant of these risks, uncertainties and other factors are described in “Item 1A—Risk Factors” in Part II of this Quarterly Report and in our Annual Report (the “2024 Annual Report”) on Form 10-K for the year ended March 31, 2024, filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 26, 2024. As a result, investors are urged not to place undue reliance on any forward-looking statements. These forward-looking statements reflect our views and assumptions only as of the date such forward-looking statements were made. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
Item 1: Consolidated Financial Statements
Anterix Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2024	March 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$28,797	$60,578
Spectrum receivable	8,147	8,521
Escrow deposits	198	—
Prepaid expenses and other current assets	3,139	3,912
Total current assets	40,281	73,011
Escrow deposits	7,433	7,546
Property and equipment, net	1,579	2,062
Right of use assets, net	4,717	4,432
Intangible assets	246,215	216,743
Deferred broadband costs	25,976	19,772
Other assets	478	1,328
Total assets	$326,679	$324,894
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and other accrued expenses	$9,009	$8,631
Accrued severance and other related charges	2,290	—
Operating lease liabilities	1,745	1,850
Contingent liability	5,397	1,000
Deferred revenue	5,962	6,470
Total current liabilities	24,403	17,951
Operating lease liabilities	3,609	3,446
Contingent liability	22,033	15,000
Deferred revenue	120,099	115,742
Deferred gain on sale of intangible assets	4,911	4,911
Deferred income tax	6,736	6,281
Other liabilities	143	531
Total liabilities	181,934	163,862
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized and no shares outstanding at December 31, 2024 and March 31, 2024	—	—
Common stock, $0.0001 par value per share, 100,000,000 shares authorized and 18,586,786 shares issued and outstanding at December 31, 2024 and 18,452,892 shares issued and outstanding at March 31, 2024	2	2
Additional paid-in capital	543,939	533,203
Accumulated deficit	(399,196)	(372,173)
Total stockholders’ equity	144,745	161,032
Total liabilities and stockholders’ equity	$326,679	$324,894
See accompanying notes to consolidated financial statements.

Anterix Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
Spectrum revenue	$1,566	$1,271	$4,642	$2,931
Operating expenses
General and administrative	9,203	11,252	33,451	34,830
Sales and support	1,309	1,380	4,516	3,965
Product development	1,120	1,238	4,646	3,454
Severance and other related charges	3,513	—	3,513	—
Depreciation and amortization	142	198	472	653
Operating expenses	15,287	14,068	46,598	42,902
Gain on disposal of intangible assets, net	(20,753)	(13,737)	(20,846)	(33,035)
Gain on sale of intangible assets, net	—	(32)	—	(7,364)
Loss from disposal of long-lived assets, net	—	3	—	39
Gain (loss) from operations	7,032	969	(21,110)	389
Interest income	434	666	1,713	1,448
Other income	10	31	35	189
Income (loss) before income taxes	7,476	1,666	(19,362)	2,026
Income tax (benefit) expense	(234)	1,338	1,218	1,743
Net income (loss)	$7,710	$328	$(20,580)	$283
Net income (loss) per common share basic	$0.41	$0.02	$(1.11)	$0.02
Net income (loss) per common share diluted	$0.41	$0.02	$(1.11)	$0.01
Weighted-average common shares used to compute basic net income (loss) per share	18,609,736	18,704,400	18,557,453	18,858,472
Weighted-average common shares used to compute diluted net income (loss) per share	18,783,445	18,916,246	18,557,453	19,082,867
See accompanying notes to consolidated financial statements.

Anterix Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)
(Unaudited)

	Number of Shares
	Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total
Balance at September 30, 2024	18,618	$2	$541,551	$(402,490)	$139,063
Stock compensation expense	—	—	2,865	—	2,865
Restricted shares issued	91	—	—	—	—
Stock option exercises	24	—	—	—	—
Shares withheld for taxes	(14)	—	(477)	—	(477)
Retirement of common stock	(132)	—	—	(4,416)	(4,416)
Net income	—	—	—	7,710	7,710
Balance at December 31, 2024	18,587	$2	$543,939	$(399,196)	$144,745

Balance at March 31, 2024	18,453	$2	$533,203	$(372,173)	$161,032
Stock compensation expense	—	—	10,619	—	10,619
Restricted shares issued	260	—	—	—	—
Stock option exercises	120	—	1,960	—	1,960
Shares withheld for taxes	(51)	—	(1,843)	—	(1,843)
Retirement of common stock	(195)	—	—	(6,443)	(6,443)
Net loss	—	—	—	(20,580)	(20,580)
Balance at December 31, 2024	18,587	$2	$543,939	$(399,196)	$144,745
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

Anterix Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine months ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(20,580)	$283
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization	472	653
Stock compensation expense	10,619	12,024
Deferred income taxes	455	892
Right of use assets	1,226	(1,258)
Gain on disposal of intangible assets, net	(20,846)	(33,035)
Gain on sale of intangible assets, net	—	(7,364)
Loss from disposal of long-lived assets, net	—	39
Changes in operating assets and liabilities
Prepaid expenses and other assets	1,265	322
Accounts payable and other accrued expenses	383	1,588
Accrued severance and other related charges	2,290	—
Due to related parties	—	(533)
Operating lease liabilities	(1,453)	941
Contingent liability	10,000	15,000
Deferred revenue	3,849	46,301
Other liabilities	(388)	—
Net cash (used in) provided by operating activities	(12,708)	35,853
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible assets, including refundable deposits, retuning costs and swaps	(12,621)	(14,809)
Proceeds from sale of spectrum	—	25,427
Purchases of equipment	(41)	(267)
Net cash (used in) provided by investing activities	(12,662)	10,351
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	1,960	7
Repurchases of common stock	(6,443)	(18,706)
Payments of withholding tax on net issuance of restricted stock	(1,843)	(1,137)
Net cash used in financing activities	(6,326)	(19,836)
Net change in cash and cash equivalents and restricted cash	(31,696)	26,368
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents and restricted cash at beginning of the period	68,124	43,182
Cash and cash equivalents and restricted cash at end of the period	$36,428	$69,550

	Nine months ended December 31,
	2024	2023
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period:
Taxes paid, including excise tax	$1,058	$1
Operating leases paid	$1,732	$1,732
Non-cash investing activity:
Network equipment provided in exchange for wireless licenses	$47	$616
Narrowband spectrum licenses received in connection with the LCRA Agreement	$1,430	$—
Deferred gain on sale of intangible assets	$—	$4,911
Derecognition of contingent liability related to sale of intangible assets	$—	$19,249
Right of use assets new leases	$290	$439
Right of use assets modifications and renewals	$1,221	$1,885

The following tables provide a reconciliation of cash and cash equivalents and restricted cash reported on the Consolidated Balance Sheets that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:
	December 31, 2024	March 31, 2024
Cash and cash equivalents	$28,797	$60,578
Escrow deposits	7,631	7,546
Total cash and cash equivalents and restricted cash	$36,428	$68,124

	December 31, 2023	March 31, 2023
Cash and cash equivalents	$62,033	$43,182
Escrow deposits	7,517	—
Total cash and cash equivalents and restricted cash	$69,550	$43,182
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
Business Developments
Executive Chairman Retirement
On December 30, 2024, the Company announced Morgan O’Brien’s retirement as a director, as Executive Chairman of the Board of Directors of the Company (the “Board”), and as an executive of the Company, each effective as of December 31, 2024. In addition, the Company entered into a consulting agreement with Mr. O’Brien. See Note 5 Related Party Transactions for further discussion.
Furthermore, on December 30, 2024 the Company also announced that Thomas Kuhn, a current director and Vice Chair of the Board, was appointed as the Chairman of the Board, effective January 1, 2025. See Note 12 Subsequent Events for further discussion.
Chief Executive Officer Transition
On October 8, 2024, the Company announced the appointment of Scott Lang as President and Chief Executive Officer, to succeed Robert Schwartz effective by November 1, 2024 (the “CEO Transition”). As part of the CEO Transition, the Board also designated Mr. Lang as the Company’s principal executive officer for purposes of the rules and regulations of the U.S Securities and Exchange Commission (the “SEC”). Due to his service as an executive of the Company, effective as of the date of his appointment, Mr. Lang resigned from serving on the Board’s Audit Committee and Nominating and Governance Committee.
In connection with Mr. Schwartz’s resignation, the Company negotiated a Transition and Separation Agreement (the “Transition Agreement”), which provided the following benefits (subject to effectiveness and the terms and conditions of the Transition Agreement), (i) two times the sum of his annualized salary and target bonus, for an aggregate amount of approximately $2.2 million, (ii) a pro-rata target bonus for fiscal year 2025, less amount previously paid for fiscal year 2025, for an aggregate amount of approximately $0.2 million and (iii) a subsidized COBRA continuation coverage for 18 months. Additionally, in connection with the Transition Agreement, unvested time-based awards and performance-based awards accelerated and vested on a pro-rated basis, and Mr. Schwartz received an option exercise period extension. See Note 8 Stockholders’ Equity for further discussion.
Oncor Agreement
In June 2024, the Company entered into a license purchase agreement with Oncor Electric Delivery Company LLC (“Oncor”) for total estimated consideration of $102.5 million under which Oncor will purchase 900 MHz spectrum licenses covering 95 counties to deploy a private wireless broadband network in its transmission and distribution service area (the “Oncor Agreement”). The total payment of $102.5 million comprises an initial payment of $10.0 million received in June 2024 with remaining payments due to the Company for each county, at closing. The timing and rights to milestone payments could vary as 900 MHz broadband licenses are granted by the Federal Communications Commission (the “FCC”), broadband licenses are assigned to Oncor and incumbents are cleared by the Company. Oncor operates more than 143,000 circuit miles of transmission and distribution lines in Texas, delivering electricity to more than four million homes and businesses across a service territory that has an estimated population of approximately 13 million people. See Note 10 Contingencies and Guaranty for further discussion on the Oncor Agreement.
Basis of Presentation and Use of Estimates
The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Pursuant to the rules and regulations of the SEC, certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed with the SEC on June 26, 2024 (the “2024 Annual Report”). In the Company’s opinion, all normal and recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. The Company believes that the disclosures made in the unaudited consolidated interim financial statements are adequate to make the information not misleading. The results of operations for the interim periods presented are not necessarily indicative of the results for the year. The Company is also required to make certain estimates and assumptions that affect the reported amounts. These estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the financial statements in the applicable period. Accordingly, actual results could materially differ from those estimates.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board issued Accounting Standard Updates 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures. This update requires public business entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items in the notes to the financial statements. This update is effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. Early adoption is permitted and should be applied either prospectively or retroactively. The Company has not yet determined the impact of this pronouncement on its consolidated financial statements.

2.    Revenue
The following table provides information regarding the Company’s revenue for each of the services it provides pursuant to its spectrum revenue agreements for the three and nine months ended December 31, 2024 and 2023 (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
Spectrum revenue
900 MHz Broadband Spectrum Revenue
Ameren Corporation	$197	$152	$535	$456
Evergy	385	274	1,156	822
Xcel Energy	801	663	2,404	1,107
Narrowband Spectrum Revenue
Motorola	183	182	547	546
Total spectrum revenue (1)	$1,566	$1,271	$4,642	$2,931

1.Revenue recognized during the three and nine months ended December 31, 2024 and 2023 was included in deferred revenue at the beginning of the respective periods.

Spectrum Revenue Agreements
Refer to the Company’s 2024 Annual Report for a description of the Company’s spectrum revenue agreements entered into prior to March 31, 2024.
Capitalized Contract Costs
The Company capitalizes incremental costs associated with obtaining a spectrum revenue agreement with a customer, which generally includes sales commissions. The Company’s capitalized contract costs consisted of the following activity during the three and nine months ended December 31, 2024 and 2023 (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
Balance at the beginning of the period	$1,102	$884	$1,027	$870
Additions	117	12	233	45
Amortization	(71)	(13)	(112)	(32)
Balance at the end of the period	1,148	883	1,148	883
Less amount classified as current assets (1)	(757)	(425)	(757)	(425)
Noncurrent assets (1)	$391	$458	$391	$458
1.Current assets are recorded as prepaid expenses and other current assets and noncurrent assets are recorded as other assets on the Company’s Consolidated Balance Sheets.
Contract Liabilities
Contract liabilities primarily relate to advanced consideration received from customers in connection with spectrum revenue agreements, for which revenue is recognized over the term of each delivered broadband lease. The Company’s contract liabilities consisted of the following activity during the three and nine months ended December 31, 2024 and 2023 (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
Balance at the beginning of the period	$126,627	$80,265	$122,212	$60,759
Net additions (1)	1,000	28,066	8,491	49,232
Revenue recognized	(1,566)	(1,271)	(4,642)	(2,931)
Balance at the end of the period	126,061	107,060	126,061	107,060
Less amount classified as current liabilities (2)	(5,962)	(6,163)	(5,962)	(6,163)
Noncurrent liabilities (2)	$120,099	$100,897	$120,099	$100,897
1.Represents milestone payments received from customer contracts pursuant to the terms of the associated spectrum revenue agreements, net of delivery delay adjustments.
2.Current liabilities and noncurrent liabilities are recorded as deferred revenue on the Company’s Consolidated Balance Sheets.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations of the Company’s contracts represent contracted revenue that will be recognized in future periods. Total performance obligations include deferred revenue (i.e., contract liabilities) as well as amounts that will be invoiced and recognized in future periods. Revenue allocated to remaining performance obligations was $182.9 million as of December 31, 2024, which will be recognized over the remaining contract terms up to 30 years.

3.    Escrow Deposits
Escrow deposits are considered restricted cash as the deposits are restricted from use until the terms of the escrow agreement are met. Escrow deposits classified as current assets on the Company’s Consolidated Balance Sheets are related to the portion of the obligations of the escrow agreement that are expected to be met within a twelve-month period beginning December 31, 2024. Obligations not expected to be completed within this twelve-month period are classified as non-current assets.

In connection with the Lower Colorado River Authority Agreement (the “LCRA Agreement”), the Company and Lower Colorado River Authority (“LCRA”) entered into an escrow agreement. Pursuant to the escrow agreement, the escrow funds shall be held and invested in a money market deposit account. All interest and other income earned shall be allocated to the Company, payable with the final distribution of the escrow funds. The escrow funds shall be distributed upon written request by both the Company and LCRA pursuant to the terms within the LCRA Agreement. In December 2023, the Company received $15.0 million, of which $7.5 million was deposited in an escrow account. As of December 31, 2024, the Company has classified $0.2 million and $7.4 million as short-term and long-term escrow deposit, respectively, on the Consolidated Balance Sheets, inclusive of accrued interest.
4.    Intangible Assets
Wireless licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but instead are tested for impairment annually, or more frequently if an event indicates that the asset might be impaired. There were no impairment charges related to the Company’s indefinite-lived intangible assets during the three and nine months ended December 31, 2024 and 2023.
Intangible assets consist of the following activity for the nine months ended December 31, 2024 and 2023 (in thousands):

	Nine months ended December 31,
	2024	2023
Balance at the beginning of period	$216,743	$202,044
Acquisitions and transfers	8,626	11,042
Sale of intangible assets	—	(32,402)
Exchanges - licenses received	23,838	41,250
Exchanges - licenses surrendered	(2,992)	(8,215)
Balance at the end of period	$246,215	$213,719
Purchases of intangible assets, including refundable deposits, retuning costs and swaps
During the nine months ended December 31, 2024 and 2023, the Company entered into agreements with several third parties in multiple U.S. markets to acquire, retune or swap wireless licenses for cash consideration (“deals”) and made Anti-Windfall Payments to the U.S. Treasury Department. The initial deposits to incumbents are recorded as spectrum receivable on the Company’s Consolidated Balance Sheets and are refundable if the FCC does not approve the sale, retuning or swap of the spectrum. The initial deposits are transferred to deferred broadband cost or intangible assets in the Company’s Consolidated Balance Sheets, as applicable, upon meeting the relevant deal milestones. The final payments related to closed retuning or swap deals are recorded as deferred broadband costs on the Company’s Consolidated Balance Sheets. The final payments for license purchases or Anti-Windfall Payments are recorded as intangible assets on the Company’s Consolidated Balance Sheets.
Broadband License Exchanges
During the nine months ended December 31, 2024, the FCC granted the Company broadband licenses for 20 counties. The Company recorded the new broadband licenses at their estimated accounting cost basis of approximately $23.8 million. In connection with receiving the broadband licenses, the Company disposed of $3.0 million, related to the value ascribed to the narrowband licenses it relinquished to the FCC for the same 20 counties. The total carrying value of the narrowband licenses included the cost to acquire the original narrowband licenses, Anti-Windfall Payments paid to cover the shortfall in each county and the clearing costs. As a result of the exchange of narrowband licenses for broadband licenses, the Company recorded a gain on disposal of intangible assets of $20.8 million and $20.8 million for the three and nine months ended December 31, 2024, respectively.
During the nine months ended December 31, 2023, the FCC granted the Company broadband licenses for 24 counties. The Company recorded the new broadband licenses at their estimated accounting cost basis of approximately $41.3 million. In connection with receiving the broadband licenses, the Company disposed of $8.2 million, related to the value ascribed to the narrowband licenses it relinquished to the FCC for the same 24 counties. The total carrying value of narrowband licenses included the cost to acquire the original narrowband licenses, Anti-Windfall Payments paid to cover the shortfall in each county and the clearing costs. As a result of the exchange of narrowband licenses for broadband licenses, the Company recorded a gain on disposal of intangible assets of $13.7 million and $33.0 million for the three and nine months ended December 31, 2023, respectively.
Broadband License Sale
During the quarter ended September 30, 2023, the Company transferred to San Diego Gas & Electric Company, a subsidiary of Sempra Energy (“SDG&E”), the San Diego County broadband license for total cumulative payments of $44.0 million net of delivery delay adjustments of $1.1 million (the “SDG&E Agreement”). As a result, the Company recognized a reduction in intangible assets of $31.8 million and recorded a $7.3 million gain on sale of intangible assets on the Company’s Consolidated Statements of Operations.
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
As part of the SDG&E Agreement, SDG&E has an option to pursue additional spectrum with the Company. In accordance with Accounting Standards Codification 606, the Company recorded a $4.9 million deferred gain on sale of intangible assets on the Company’s Consolidated Balance Sheets as of December 31, 2024, related to this option, which expires in September 2028.
5.    Related Party Transactions
Refer to the Company’s 2024 Annual Report for a more complete description of the nature of its related party transactions prior to March 31, 2024. During the three and nine months ended December 31, 2024 and 2023, the Company did not have any related party transactions, except as noted below.
On December 30, 2024, in connection with Morgan O’Brien’s retirement, the Company entered into a consulting agreement with Mr. O’Brien under which he has agreed to provide consulting services to the Company for a minimum of six months and receive cash compensation of $30 thousand per month beginning on January 1, 2025 through June 30, 2025 (the “minimum term”), and continuing thereafter on a month-to month basis until terminated by either party (the “Consulting Agreement”).
Either party may terminate the Consulting Agreement at any time upon 15 days notice, for any or no reason, provided that if the Company terminates the Consulting Agreement before June 30, 2025 without cause, then the Company will be required to pay the remaining balance of the $0.2 million Mr. O’Brien would have received for the minimum term had the Company not terminated the Consulting Agreement before June 30, 2025. The Consulting Agreement contains standard confidentiality, indemnification and intellectual property assignment provisions in favor of the Company. Pursuant to the existing terms of his outstanding equity awards, Mr. O’Brien will continue to vest in his outstanding equity awards as he continues to provide services to the Company pursuant to the Consulting Agreement.
The Consulting Agreement also contains a confirmation by Mr. O’Brien that he is not entitled to any severance benefits under the Company’s Executive Severance Plan as a result of his retirement, his transition to a consultant or the eventual end of his consulting services. The Consulting Agreement also contains a confirmation by the Company that Mr. O’Brien has satisfied the retirement eligibility provisions in his outstanding stock option awards that automatically extends the exercise periods during which he may exercise his vested option shares to the full term of the applicable stock option award.

As of December 31, 2024, the Company did not have any outstanding liabilities to Mr. O’Brien.

6.    Leases

All the leases in which the Company is the lessee comprised corporate office space and tower space. The Company is obligated under certain lease agreements for office space with lease terms expiring on various dates from June 30, 2027 through January 31, 2029, which includes lease extensions for its corporate headquarters ranging from three to ten years. The Company entered into multiple lease agreements for tower space. The lease expiration dates range from January 10, 2025 to September 3, 2031.

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
Weighted-average remaining lease term and incremental borrowing rate for the Company’s operating leases are as follows:

	Nine months ended December 31,
	2024	2023
Weighted average term - operating lease liabilities	3.48 years	3.50 years
Weighted average incremental borrowing rate - operating lease liabilities	8%	9%
The following table presents total lease cost for the three and nine months ended December 31, 2024 and 2023 (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
Total operating lease cost*	$508	$479	$1,494	$1,457
*Total operating lease cost is included in general and administrative expenses on the Company’s Consolidated Statements of Operations.
The following table presents supplemental balance sheet information as of December 31, 2024 and March 31, 2024 (in thousands):

	December 31, 2024	March 31, 2024
Non-current assets - right of use assets, net	$4,717	$4,432
Current liabilities - operating lease liabilities	$1,745	$1,850
Non-current liabilities - operating lease liabilities	$3,609	$3,446

Future minimum payments under existing non-cancellable leases for office and tower spaces (exclusive of real estate tax, utilities, maintenance and other costs borne by the Company) for the remaining terms of the leases following the nine months ended December 31, 2024, are as follows (in thousands):

Fiscal Year	Operating Leases
2025 (excluding the nine months ended December 31, 2024)	$584
2026	1,888
2027	1,494
2028	1,161
2029	606
After 2029	366
Total future minimum lease payments	6,099
Amount representing interest	(745)
Present value of net future minimum lease payments	$5,354
7.    Income Taxes
The Company used a discrete effective tax rate method to calculate taxes for the three and nine months ended December 31, 2024 and 2023, which were a result of its inability to use some portion of its federal and state net operating losses (“NOLs”) carryforwards against the deferred tax liability created by the amortization of indefinite-lived intangible assets and the change in the state effective tax rate. The Company determined that applying an estimate of the annual effective tax rate would not provide a reasonable estimate as small changes in estimated “ordinary” loss could result in significant changes in the estimated annual effective tax rate. Accordingly, for the three and nine months ended December 31, 2024, the Company recorded a total tax benefit of $0.2 million and a total tax expense of $1.2 million, respectively. For the three and nine months ended December 31, 2023, the Company recorded a total tax expense of $1.3 million and $1.7 million, respectively. The effective income tax rates for the three months ended December 31, 2024 and 2023 were 25.1% and 26.1%, respectively. The increase in the effective tax rate was the result of higher state effective tax rate due to taxable income related to customer milestone payments.
The Company’s NOLs generated after March 31, 2018 may be used as an indefinite-lived asset to offset its deferred tax liability but are limited to 80% of future taxable income. The deferred tax liabilities as of December 31, 2024 are approximately $3.6 million for federal and $3.2 million for state. The deferred tax liabilities as of March 31, 2024 were approximately $3.1 million for federal and $3.2 million for state.
8.    Stockholders’ Equity
The Company adopted a new equity-based compensation plan known as the Anterix Inc. 2023 Stock Plan on August 8, 2023 (the “Effective Date”), which was amended on August 6, 2024 to increase the number of shares available thereunder by 1,100,000 shares (as amended, the “2023 Stock Plan”). The 2023 Stock Plan permits the Company to grant equity compensation awards to employees, consultants and non-employee directors of the Company. As of the Effective Date, no additional awards may be granted under the Anterix Inc. 2014 Stock Plan (the “2014 Stock Plan”). The 2023 Stock Plan authorizes 1,350,000 shares of common stock of the Company (the “Shares”) for grant. Additionally, 388,151 shares remaining for grant under the 2014 Stock Plan immediately prior to the Effective Date, shares subject to outstanding stock awards granted under the 2014 Stock Plan that, following the Effective Date, expire or are terminated or cancelled without having been exercised or settled in full, and shares acquired pursuant to an award subject to forfeiture or repurchase that are forfeited or repurchased by the Company for an amount not greater than the recipient’s purchase price, are issuable under the 2023 Stock Plan. As of December 31, 2024, under the 2023 Stock Plan, 1,040,011 Shares are available for future issuance.
During the nine months ended December 31, 2024 and the year ended March 31, 2024, a total of 328,586 and 266,539 shares, respectively, were issued in connection with the vesting, conversion and or exercise of grants under the 2014 Stock Plan and the 2023 Stock Plan.

Cumulative Spectrum Proceeds Monetized
On December 31, 2020, the Compensation Committee awarded performance-based restricted units to Mr. Schwartz as part of the then CEO succession plan. The performance-based restricted units were to vest on a determination date of June 24, 2024 (“Determination Date”), based on the Cumulative Spectrum Proceeds Monetized (“CSPM”) metric over a four-year measurement period commencing on June 24, 2020, with 15,025 units vesting if the minimum CSPM level is achieved, 30,049 units vesting if the target CSPM metric is achieved and up to 60,098 vesting if the maximum CSPM metric is achieved. Due to the timing of the execution of the Oncor Agreement, the Company entered into an amendment agreement, effectively extending the Determination Date to June 27, 2024. The amendment resulted in 15,800 shares vesting based on the CSPM level achieved.

Chief Executive Officer Transition

In connection with Mr. Schwartz’s Transition Agreement, 68,788 unvested time-based awards and 33,417 performance-based awards accelerated and vested on a pro-rated basis. Mr. Schwartz was also granted an option exercise period extension for each of his outstanding stock option awards equal to the lesser of two years from the Separation Date (as defined in the Transition Agreement) or the applicable expiration term of the stock option awards, which resulted in additional stock compensation expense of $1.1 million included in severance and other related charges expense reported on the Company’s Consolidated Statements of Operations.

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
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. Excise tax accrued for the nine months ended December 31, 2024 was approximately $23 thousand.
The following table presents the share repurchase activity for the three and nine months ended December 31, 2024 and 2023 (in thousands, except per share data):

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
Number of shares repurchased and retired	132	230	195	563
Average price paid per share*	$33.59	$34.77	$32.83	$33.62
Total cost to repurchase	$4,416	$7,971	$6,443	$18,706

*Average price paid per share includes costs associated with the repurchases, excluding excise taxes associated with the share repurchases.
As of December 31, 2024, $229.6 million is remaining under the 2023 Share Repurchase Program.
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

The following table reconciles net income (loss) and weighted-average common shares used to compute basic and diluted net income (loss) per share:

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
Net income (loss):	$7,710	$328	$(20,580)	$283
Weighted-average common shares:
Basic weighted-average shares	18,609,736	18,704,400	18,557,453	18,858,472
Add: dilutive effect of stock options and restricted stock units	173,709	211,846	—	224,395
Diluted weighted-average common shares	18,783,445	18,916,246	18,557,453	19,082,867
For the three months ended December 31, 2024, there were 1,628,191 stock options and restricted stock units outstanding, excluded from the calculation of diluted weighted-average shares because the effect was anti-dilutive. For the nine months ended December 31, 2024, there were 248,383 potentially dilutive stock options and restricted stock units outstanding, excluded from the calculation of diluted weighted-average shares because the Company reported a net loss. For the three and nine months ended December 31, 2023, there were 1,129,994 and 1,048,902 stock options and restricted stock units outstanding, excluded from the calculation of diluted weighted-average shares because the effect was anti-dilutive.
10.    Contingencies and Guaranty
Contingent Liabilities
SDG&E Refund Obligations

In February 2021, the Company entered into the SDG&E Agreement with SDG&E, to sell 900 MHz Broadband Spectrum throughout SDG&E’s California service territory, including San Diego and Imperial Counties and portions of Orange County, for a total payment of $50.0 million. The total payment of $50.0 million is comprised of an initial payment of $20.0 million received in February 2021 and the remaining payments which are due as the Company delivers the relevant cleared 900 MHz Broadband Spectrum and the associated broadband licenses to SDG&E. As the Company is required to refund payments it has received from SDG&E in the event of termination or non-delivery of the specific county’s full 900 MHz Broadband Spectrum, it recorded the initial payments as contingent liability on the Company’s Consolidated Balance Sheets. A reduction in the contingent liability and a gain or loss on the sale of spectrum will be recognized for each county once the Company delivers the full cleared 900 MHz Broadband Spectrum and the associated broadband licenses to SDG&E.

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

LCRA Refund Obligation
In April 2023, the Company entered into the LCRA Agreement for a total payment of $30.0 million, to be paid through fiscal year 2026 pursuant to the terms of the agreement. In December 2023, the Company received $15.0 million in milestone payments, of which $7.5 million was deposited in an escrow account. The remaining payments are due as the Company delivers the relevant cleared 900 MHz Broadband Spectrum and the associated broadband licenses to LCRA. As the Company is required to refund the deposit it has received from LCRA in the event of termination or non-delivery of the specific county’s full cleared 900 MHz Broadband Spectrum, it recorded the initial payments as contingent liability on the Company’s Consolidated Balance Sheets. A reduction in the contingent liability and a gain or loss on the sale of spectrum will be recognized for each county once the Company delivers the full cleared 900 MHz Broadband Spectrum and the associated broadband licenses to LCRA. See Note 3 Escrow Deposits for further discussion on the escrow deposit.
In November 2024, the Company received the agreed upon narrowband spectrum licenses from LCRA with a fair value of $1.4 million, these licenses are recorded as contingent liability on the Company’s Consolidated Balance Sheets.
As of December 31, 2024, the Company has classified $0.4 million and $14.6 million as short-term and long-term contingent liability, respectively, based on the estimated timing of license delivery associated with the LCRA Agreement.
Oncor Refund Obligation
In June 2024, the Company entered into the Oncor Agreement for a total payment of $102.5 million, to be paid through fiscal year 2026 pursuant to the terms of the agreement. In June 2024, the Company received an initial payment of $10.0 million with remaining payments due to the Company for each county, at closing. The timing and rights to milestone payments could vary as 900 MHz broadband licenses are granted by the FCC, broadband licenses are assigned to Oncor and incumbents are cleared by the Company. As the Company is required to refund the deposit it has received from Oncor in the event of termination or non-delivery of the specific county’s full cleared 900 MHz Broadband Spectrum, it recorded the initial payment as contingent liability on the Company’s Consolidated Balance Sheets. A reduction in the contingent liability and a gain or loss on the sale of spectrum will be recognized for each county once the Company delivers the full cleared 900 MHz Broadband Spectrum and the associated broadband licenses to Oncor.
As of December 31, 2024, the Company has classified $4.0 million and $6.0 million as short-term and long-term contingent liability, respectively, based on the estimated timing of license delivery associated with the Oncor Agreement.
Xcel Energy Guaranty

In October 2022, the Company entered into an agreement with Xcel Energy Services Inc. (“Xcel Energy”) providing Xcel Energy dedicated long-term usage of the Company’s 900 MHz Broadband Spectrum for a term of 20 years throughout Xcel Energy’s service territory in eight states (the “Xcel Energy Agreement”). In connection with the Xcel Energy Agreement, the Company entered into a guaranty agreement, under which the Company guaranteed the delivery of the relevant 900 MHz Broadband Spectrum and the associated broadband licenses in Xcel Energy’s service territory in eight states along with other commercial obligations. In the event of default or non-delivery of the specific territory’s 900 MHz Broadband Spectrum, the Company is required to refund payments it has received. In addition, to the extent the Company has performed any obligations, the Company’s liability and remaining obligations under the Xcel Energy Agreement will extend only to the remaining unperformed obligations. The Company recorded $67.1 million in deferred revenue in connection with the prepayments received as of December 31, 2024. The Company commenced delivery of the relevant cleared 900 MHz Broadband Spectrum and the associated broadband leases in the first quarter of fiscal year 2024 and will continue through 2029. As of December 31, 2024, the maximum potential liability of future undiscounted payments under this agreement is approximately $62.8 million, reflecting a reduction in liability due to the obligations it has performed to date.
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
11.    Concentrations of Credit Risk and Significant Customers
Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with financial institutions for which credit loss is not anticipated. As of December 31, 2024 and March 31, 2024, substantially all of the Company’s cash balance exceeded the federally insured limits. For the nine months ended December 31, 2024 each of the Company’s customers accounted for greater than 10% of total revenue.
As of December 31, 2024 and March 31, 2024, the Company does not have an outstanding accounts receivable balance.
12.    Subsequent Events
LCRA Expansion Agreement
On January 9, 2025, the Company entered into the second license purchase agreement with LCRA for total estimated consideration of $13.5 million under which LCRA agreed to purchase additional 900 MHz spectrum licenses covering 34 additional counties in its service area, building upon the 68 counties covered by the earlier agreement.
Employment Agreement with Thomas Kuhn
On December 26, 2024, the Company appointed Thomas R. Kuhn, a current director and Vice Chair of the Board, as the Chairman of the Board (the “Board Chair”), effective January 1, 2025. The Board also established the Utility Engagement Committee, a new Board committee responsible for overseeing the Company’s relationships within the utility industry and assisting the Company in strengthening its relationships and commercialization efforts within the utility industry, and appointed Mr. Kuhn as Chair of this new Board committee (the “Committee Chair”). For his service as Board Chair and Committee Chair, the Board, based on the recommendation of the Compensation Committee, awarded Mr. Kuhn a one-time stock option award of 7,108 stock options. The stock option award will cliff vest in full on December 26, 2027, subject to Mr. Kuhn’s continued service to the Company through such date.
On January 22, 2025, the Company entered into an employment agreement with Mr. Kuhn naming him as Executive Chairman (the “Employment Agreement”). Pursuant to the Employment Agreement, Mr. Kuhn was granted an additional 56,803 additional stock options under the 2023 Stock Plan. The stock option award will cliff vest in full on January 22, 2028, subject to Mr. Kuhn’s continued service to the Company through such date.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion and analysis of the financial condition and results of operations of Anterix Inc. (“Anterix,” the “Company”, “we”, “us”, or “our”) should be read in conjunction with our financial statements and notes thereto included in this Quarterly Report and the audited financial statements and notes thereto included in our 2024 Annual Report on Form 10-K for the year ended March 31, 2024, filed with the SEC on June 26, 2024. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those identified or referenced in “Item 1A—Risk Factors” in Part II of this Quarterly Report. As a result, investors are urged not to place undue reliance on any forward-looking statements. Except as required by applicable law, we do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.
Overview
Anterix Inc is the utility industry’s partner, empowering enhanced visibility, control and security for a modern grid. Our vision is to deliver secure, scalable solutions enabled by private wireless broadband connectivity, for the benefit of utilities and the communities that they serve. As the largest holder of licensed spectrum in the 900 MHz band (896-901/935-940 MHz) throughout the contiguous United States, plus Hawaii, Alaska and Puerto Rico, we are uniquely positioned to deliver solutions that support secure, resilient and customer-controlled operations. We are focused on commercializing our spectrum assets and expanding the benefits and solutions we offer to enable our targeted utility and critical infrastructure customers to deploy private broadband networks.
Refer to our 2024 Annual Report for a more complete description of the nature of our business, including details regarding the process and costs to secure our broadband licenses.

Business Developments
LCRA Expansion Agreement
On January 9, 2025, we entered into the second license purchase agreement with Lower Colorado River Authority (“LCRA”) for total estimated consideration of $13.5 million under which LCRA agreed to purchase additional 900 MHz spectrum licenses covering 34 additional counties in its service area, building upon the 68 counties covered by the earlier agreement.
Executive Chairman Retirement
On December 30, 2024, we announced Morgan O’Brien’s retirement as a director, as Executive Chairman of the Board of Directors of the Company (the “Board”), and as an executive of the Company, each effective as of December 31, 2024. In addition, we entered into a consulting agreement with Mr. O’Brien. See Note 5 Related Party Transactions for further discussion.
Furthermore, Thomas Kuhn, a current director and Vice Chair of the Board, was appointed as the Chairman of the Board, effective January 1, 2025 and on January 22, 2025 he was named Executive Chairman.

Chief Executive Officer Transition

On October 8, 2024, we announced the appointment of Scott Lang as President and Chief Executive Officer, to succeed Robert Schwartz effective by November 1, 2024 (the “CEO Transition”). As part of the CEO Transition, the Board also designated Mr. Lang as our principal executive officer for purposes of the rules and regulations of the SEC. Due to his service as an executive, effective as of the date of his appointment, Mr. Lang resigned from serving on the Board’s Audit Committee and Nominating and Governance Committee.

In connection with Mr. Schwartz’s resignation, we negotiated a Transition and Separation Agreement (the “Transition Agreement”), which provided the following benefits (subject to effectiveness and the terms and conditions of the Transition Agreement), (i) two times the sum of his annualized salary and target bonus, for an aggregate amount of approximately $2.2 million, (ii) a pro-rata target bonus for fiscal year 2025, less amount previously paid for fiscal year 2025, for an aggregate amount of approximately $0.2 million and (iii) a subsidized COBRA continuation coverage for 18 months. Additionally, in connection with the Transition Agreement, unvested time-based awards and performance-based awards accelerated and vested on a pro-rated basis, and Mr. Schwartz received an option exercise period extension. See Note 8 Stockholders’ Equity for further discussion.

Oncor Agreement

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
Results of Operations
A discussion and analysis of the primary factors contributing to our results of operations are presented below. The following tables summarize our results of operations and financial data for the three and nine months ended December 31, 2024 and 2023. The following data should be read in conjunction with our Notes to the Unaudited Consolidated Financial Statements contained within this Quarterly Report.

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
Spectrum revenue	$1,566	$1,271	$4,642	$2,931
Operating expenses
General and administrative	9,203	11,252	33,451	34,830
Sales and support	1,309	1,380	4,516	3,965
Product development	1,120	1,238	4,646	3,454
Severance and other related charges	3,513	—	3,513	—
Depreciation and amortization	142	198	472	653
Operating expenses	15,287	14,068	46,598	42,902
Gain on disposal of intangible assets, net	(20,753)	(13,737)	(20,846)	(33,035)
Gain on sale of intangible assets, net	—	(32)	—	(7,364)
Loss from disposal of long-lived assets, net	—	3	—	39
Gain (loss) from operations	7,032	969	(21,110)	389
Interest income	434	666	1,713	1,448
Other income	10	31	35	189
Income (loss) before income taxes	7,476	1,666	(19,362)	2,026
Income tax (benefit) expense	(234)	1,338	1,218	1,743
Net income (loss)	$7,710	$328	$(20,580)	$283
Summary
Our net income for the three months ended December 31, 2024 increased by approximately $7.4 million to $7.7 million from $0.3 million for the three months ended December 31, 2023. The increase in net income was primarily due to the following:
•Spectrum revenues increased by $0.3 million, or 23%, to $1.6 million for the three months ended December 31, 2024 from $1.3 million for the three months ended December 31, 2023. The increase in our spectrum revenue was primarily attributable to revenue recognized in connection with our agreement with Xcel Energy of approximately $0.2 million and our agreement with Evergy of approximately $0.1 million.

•General and administrative expenses decreased by $2.0 million, or -18%, to $9.2 million for the three months ended December 31, 2024 from $11.3 million for three months ended December 31, 2023. The decrease primarily resulted from $2.0 million lower stock compensation expense mostly driven by forfeitures related to CEO Transition, $0.2 million lower headcount related costs, $0.2 million lower consulting fees, partially offset by $0.4 million higher professional services fees.
•Severance and other related expenses increased by $3.5 million, or 100%, to $3.5 million for the three months ended December 31, 2024 from zero for three months ended December 31, 2023. The increase primarily attributable to severance and stock compensation expenses related to the CEO Transition.
•Gain on disposal of intangible assets, net increased by $7.0 million, or 51%, to $20.8 million for the three months ended December 31, 2024 from $13.7 million for the three months ended December 31, 2023. During the three months ended December 31, 2024, we exchanged our narrowband licenses for broadband licenses in 19 counties. In connection with the exchange, we recorded an estimated accounting cost basis of $23.7 million for the new broadband licenses and disposed of $3.0 million related to the value ascribed to the narrowband licenses we relinquished to the FCC for those same 19 counties. As a result, we recorded a $20.8 million non-monetary gain on disposal of the intangible assets on our Consolidated Statements of Operations. During the three months ended December 31, 2023, we exchanged our narrowband licenses for broadband licenses in 10 counties. In connection with the exchange, we recorded an estimated accounting cost basis of $17.1 million for the new broadband licenses and disposed of $3.4 million related to the value ascribed to the narrowband licenses we relinquished to the FCC for those same 10 counties. As a result, we recorded a $13.7 million non-monetary gain on disposal of the intangible assets on our Consolidated Statements of Operations.
•Interest income decreased by $0.2 million, or -35%, to $0.4 million for the three months ended December 31, 2024 from $0.7 million for three months ended December 31, 2023. The decrease was primarily attributable to a lower average cash balance during the period.
•Income tax benefit increased by $1.6 million, or 117%, to $0.2 million for the three months ended December 31, 2024 from income tax expense of $1.3 million for three months ended December 31, 2023. The increase was primarily attributable to lower state effective tax rate as compared to prior year which was higher due to taxable income related to the sale of intangible assets.
Our net loss for the nine months ended December 31, 2024 decreased by approximately $20.9 million to $20.6 million from $0.3 million net income for the nine months ended December 31, 2023. The decrease in net loss was primarily due to the following:
•Spectrum revenues increased by $1.7 million, or 58%, to $4.6 million for the nine months ended December 31, 2024 from $2.9 million for the nine months ended December 31, 2023. The increase in our spectrum revenue was primarily attributable to revenue recognized in connection with our agreement with Xcel Energy of approximately $1.3 million, our agreement with Evergy of approximately $0.3 million and our agreement with Ameren of approximately $0.1 million.
•General and administrative expenses decreased by $1.4 million, or -4%, to $33.5 million for the nine months ended December 31, 2024 from $34.8 million for nine months ended December 31, 2023. The decrease resulted from $2.1 million lower stock compensation expense and $0.8 million lower consulting fees, partially offset by $1.0 million fiscal 2024 executive bonuses related to the Oncor Agreement deemed fiscal 2025 compensation and $0.5 million higher professional services fees.
•Sales and support expense increased by $0.6 million, or 14%, to $4.5 million for the nine months ended December 31, 2024 from $4.0 million for nine months ended December 31, 2023. The increase primarily resulted from $0.6 million higher headcount related costs, $0.3 million fees related to the Oncor Agreement, partially offset by $0.2 million in lower contract consulting fees and $0.1 million stock compensation expense.
•Product development expenses increased by $1.2 million, or 35%, to $4.6 million for the nine months ended December 31, 2024 from $3.5 million for nine months ended December 31, 2023. The increase primarily resulted from $0.7 million higher headcount related costs, $0.3 million higher contract consulting fees and $0.3 million in IT related costs, partially offset by $0.1 million lower stock compensation expense.

•Severance and other related expenses increased by $3.5 million, or 100%, to $3.5 million for the nine months ended December 31, 2024 from zero for nine months ended December 31, 2023. The increase primarily attributable to severance and stock compensation expenses related to the CEO Transition.
•Gain on disposal of intangible assets, net decreased by $12.2 million, or 37%, to $20.8 million for the nine months ended December 31, 2024 from $33.0 million for the nine months ended December 31, 2023. During the nine months ended December 31, 2024, we exchanged our narrowband licenses for broadband licenses in 20 counties. In connection with the exchange, we recorded an estimated accounting cost basis of $23.8 million for the new broadband licenses and disposed of $3.0 million related to the value ascribed to the narrowband licenses we relinquished to the FCC for those same 20 counties. As a result, we recorded a $20.8 million non-monetary gain on disposal of the intangible assets on our Consolidated Statements of Operations. During the nine months ended December 31, 2023, we exchanged our narrowband licenses for broadband licenses in 24 counties. In connection with the exchange, we recorded an estimated accounting cost basis of $41.3 million for the new broadband licenses and disposed of $8.2 million related to the value ascribed to the narrowband licenses we relinquished to the FCC for those same 24 counties. As a result, we recorded a $33.0 million non-monetary gain on disposal of the intangible assets on our Consolidated Statements of Operations.
•Interest income increased by $0.3 million, or 18%, to $1.7 million for the nine months ended December 31, 2024 from $1.4 million for nine months ended December 31, 2023. The increase was primarily attributable to a higher average cash balance during the period.
•Income tax expense decreased by $0.5 million, or 30%, to $1.2 million for the nine months ended December 31, 2024 from $1.7 million for nine months ended December 31, 2023. The decrease was primarily attributable to higher state effective tax rate due to taxable income related to customer milestone payments.
Liquidity and Capital Resources
Our principal source of liquidity is our cash and cash equivalents generated from customer contract proceeds. At December 31, 2024, we had cash and cash equivalents of $28.8 million.

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
Cash Flows from Operating, Investing and Financing Activities

	Nine months ended December 31,
(in thousands)	2024	2023
	(Unaudited)	(Unaudited)
Net cash (used in) provided by operating activities	$(12,708)	$35,853
Net cash (used in) provided by investing activities	$(12,662)	$10,351
Net cash used in financing activities	$(6,326)	$(19,836)

Net cash (used in) provided by operating activities
Our principal source of cash provided by operating activities is our customer contract proceeds in the form of advanced payments. For spectrum revenue agreements, we record these advanced payments as deferred revenue on our Consolidated Balance Sheets and recognize revenue over the term of the lease, which is typically 20 to 30 years. For spectrum sale agreements, we record advanced payments as a contingent liability on our Consolidated Balance Sheets and derecognize this liability upon closing of the sale along with recording a gain or loss on sale. In addition, our cash flows reflect a non-cash gain or loss on disposal of intangible assets for the difference in cost basis as we exchange narrowband licenses for broadband licenses. We expect net cash provided by (used in) operating activities to be affected by the progress on our customer agreements as well as changes in other operating assets and liabilities. The following represents our changes in net cash (used in) provided by operating activities for the nine months ended December 31, 2024 and 2023.
Net cash used in operating activities was approximately $12.7 million for the nine months ended December 31, 2024. The net cash used in operating activities for the nine months ended December 31, 2024 was primarily due to the following:
•$20.6 million decrease related to our operating loss, which includes a reduction of $8.1 million of non-cash items (refer to the Results of Operations);
•$2.3 million increase in accrued severance and other related charges primarily due to the CEO Transition;
•$3.8 million increase in deferred revenue due to $8.5 million cash proceeds from Ameren Corporation related to our 900 MHz Broadband Spectrum contract partially offset by $4.6 million in revenue recognition in connection with the delivery of cleared 900 MHz Broadband Spectrum; and
•$10.0 million increase in contingent liability related to the Oncor Agreement.
Net cash provided by operating activities was approximately $35.9 million for the nine months ended December 31, 2023. The net cash provided by operating activities for the nine months ended December 31, 2023 was primarily due to the following:
•$0.3 million increase related to our operating income, which includes a reduction of $28.0 million of non-cash items (refer to the Results of Operations); and
•$15.0 million increase in contingent liability related to the LCRA Agreement; and
•$46.3 million increase in deferred revenue due to $49.2 million cash proceeds from our 900 MHz Broadband Spectrum customer prepayments partially offset by $2.9 million in revenue recognition in connection with the delivery of cleared 900 MHz Broadband Spectrum.
Net cash (used in) provided by investing activities
Our principal outflow of cash used in investing activities is our purchases of intangible assets, including refundable deposits, retuning costs and swaps, which represent our spectrum clearing efforts as we work toward the conversion from narrowband to broadband spectrum. The purchases of intangible assets may be offset by current period cash proceeds from the sale of intangible assets, with a potential non-cash derecognition of the contingent liability for any proceeds received and recognized in operating activities in a prior period. We expect net cash provided by (used in) investing activities to be affected by the timing of our spectrum clearing efforts and the closing of our sale transactions and the related transfer of broadband licenses. The following represents our changes in net cash (used in) provided by investing activities for the nine months ended December 31, 2024 and 2023.
Net cash used in investing activities was $12.7 million for the nine months ended December 31, 2024, as compared to net cash provided by investing activities of $10.4 million for the nine months ended December 31, 2023. For the nine months ended December 31, 2024, net cash used in investing activities was primarily from $12.6 million payments made to acquire, swap or retune wireless licenses in markets across the United States. For the nine months ended December 31, 2023, net cash provided by investing activities was primarily from $25.4 million sale of spectrum related to our transfer of the San Diego County broadband license to San Diego Gas & Electric Company, a subsidiary of Sempra Energy, partially offset by $14.8 million payments made to acquire, swap or retune wireless licenses in markets across the United States.
Net cash used in financing activities
Our principal outflow of cash used in financing activities is a result of our equity transactions, including repurchases of common stock and taxes and fees associated with the issuance of restricted stock awards, offset by proceeds from stock options exercised in the period. We expect net cash used in financing activities to be affected by the timing of future equity transactions including the timing of our repurchases of common stock. The following represents our changes in net cash used in financing activities for the nine months ended December 31, 2024 and 2023.

Net cash used in financing activities was $6.3 million and $19.8 million for the nine months ended December 31, 2024 and 2023, respectively. For the nine months ended December 31, 2024, net cash used in financing activities was primarily for the repurchases of common stock of $6.4 million, payments of withholding tax on net issuance of restricted stock of $1.8 million, partially offset by the proceeds from stock option exercises of $2.0 million. For the nine months ended December 31, 2023, net cash used in financing activities was from the repurchase of common stock of $18.7 million and payments of withholding tax on net issuance of restricted stock of $1.1 million.
Material Cash Requirements
Our future capital requirements will depend on many factors, including: costs and time related to the commercialization of our spectrum assets; and our ability to sign customer contracts and generate revenues from the license or transfer of any broadband licenses we secure; our ability to timely deliver broadband licenses and clear spectrum to our customers in accordance with our contractual obligation; any requirement to refund payments or pay penalties if we do not satisfy our contractual obligations; the timeline and costs to acquire broadband licenses pursuant to the Report and Order, including the costs to acquire additional spectrum, the costs related to retuning, or swapping spectrum held by 900 MHz site-based licensees in the broadband segment that is required under section 90.621(b) to be protected by a broadband licensee with a base station at any location within the county, or any 900 MHz geographic-based Small Modular Reactor licensee in the broadband segment whose license area completely or partially overlaps the county, and the costs of paying Anti-Windfall Payments.
We are obligated under certain lease agreements for office space with lease terms expiring on various dates from June 30, 2027 through January 31, 2029, which includes a three to ten-year lease extension for our corporate headquarters. We have also entered into multiple lease agreements for tower space related to our spectrum holdings. The lease expiration dates range from January 10, 2025 to September 3, 2031. Total estimated payments for these lease agreements are approximately $6.1 million (exclusive of real estate taxes, utilities, maintenance and other costs borne by us). We also have an obligation to clear the tower site locations, for which we recorded an asset retirement obligation (the “ARO”). Total estimated payments as a result of the ARO is approximately $0.7 million. In addition to the lease payments and ARO for our tower site locations, we entered into agreements with several third parties in multiple U.S. markets to acquire, retune or swap wireless licenses for cash consideration. As of December 31, 2024, our total estimated future payments for these agreements with incumbents are approximately $10.0 million.
Xcel Energy Guaranty

In October 2022, we entered into an agreement with Xcel Energy Services Inc. (“Xcel Energy”) providing Xcel Energy dedicated long-term usage of our 900 MHz Broadband Spectrum for a term of 20 years throughout Xcel Energy’s service territory in eight states (the “Xcel Energy Agreement”). In connection with Xcel Energy Agreement, we entered into a guaranty agreement, under which we guaranteed the delivery of the relevant 900 MHz Broadband Spectrum and the associated broadband licenses in Xcel Energy’s service territory in eight states along with other commercial obligations. In the event of default or non-delivery of the specific territory’s 900 MHz Broadband Spectrum, we are required to refund payments we have received. In addition, to the extent we have performed any obligations, our liability and remaining obligations under the Xcel Energy Agreement will extend only to the remaining unperformed obligations. We recorded $67.1 million in deferred revenue in connection with the prepayments received as of December 31, 2024. We commenced delivery of the relevant cleared 900 MHz Broadband Spectrum and the associated broadband leases in the first quarter of fiscal year 2024 and will continue through 2029. As of December 31, 2024, the maximum potential liability of future undiscounted payments under this agreement is approximately $62.8 million, reflecting a reduction in liability due to the obligations it has performed to date.
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

The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. Excise tax accrued for the nine months ended December 31, 2024 was approximately $23 thousand.
The following table presents the share repurchase activity for the three and nine months ended December 31, 2024 and 2023 (in thousands, except per share data):

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
Number of shares repurchased and retired	132	230	195	563
Average price paid per share*	$33.59	$34.77	$32.83	$33.62
Total cost to repurchase	$4,416	$7,971	$6,443	$18,706

*Average price paid per share includes costs associated with the repurchases, excluding excise taxes associated with the share repurchases
As of December 31, 2024, $229.6 million is remaining under the 2023 Share Repurchase Program.
Off-balance sheet arrangements
As of December 31, 2024 and March 31, 2024, we did not have and do not have any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our President and Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of such period.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information with respect to purchases of our common stock by the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three months ended December 31, 2024.
Issuer Purchases of Equity Securities (1)
(in thousands except for share and per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs
October 1, 2024 through October 31, 2024
Open market and privately negotiated purchases	—	$—	—	$234,033
November 1, 2024 through November 30, 2024
Open market and privately negotiated purchases	78,881	33.61	78,881	231,386
December 1, 2024 through December 31, 2024
Open market and privately negotiated purchases	53,356	33.57	53,356	229,617
Total	132,237	$33.59	132,237	$229,617
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
(2)Average price paid per share includes cost associated with the repurchases, excluding excise taxes associated with the share repurchases.
Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Director and Executive Officer Trading

During the three months ended December 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2(2)	Certificate of Amendment No. 1 of Amended and Restated Certificate of Incorporation of the Company.
3.3(3)	Certificate of Amendment No. 2 of Amended and Restated Certificate of Incorporation of the Company.
3.4(4)	Amended and Restated Bylaws of the Company.
3.5(5)	Amendment No. 1 to the Amended and Restated Bylaws of the Company.
10.1+(6)	Transition and Separation Agreement, dated as of October 20, 2024, by and between the Company and Robert H. Schwartz.
10.2+(7)	Offer Letter, dated as of October 6, 2024, by and between the Company and Scott A. Lang.
10.3#+	Continued Service, Consulting and Separation Agreement, dated December 30, 2024, by and between the Company and Morgan O’Brien.
10.4#+	Offer Letter, dated January 22, 2025, by and between the Company and Thomas Kuhn.
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

32.1#*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from Anterix Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
(3)Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36827), filed with the SEC on August 6, 2019.
(4)Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36827), filed with the SEC on June 27, 2017.
(5)Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36827), filed with the SEC on May 8, 2020.
(6)Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36827), filed with the SEC on November 13, 2024.
(7)Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36827), filed with the SEC on November 13, 2024.
#    Filed herewith.

*The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.
+    Management Contract or Compensatory Plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Anterix Inc.

Date: February 11, 2025	/s/ Scott A. Lang
Scott A. Lang
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 11, 2025	/s/ Timothy A. Gray
Timothy A. Gray
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)