Form 10-K
period 2025-03-31
Anterix Inc.
filed 2025-06-24
CIK 1304492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-K
______________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☒  No

The aggregate market value of the registrant’s voting common and non-voting stock held by non-affiliates of the registrant based on the closing stock price of its common stock on the Nasdaq Capital Market on September 30, 2024 (the last business day of its most recently completed second fiscal quarter) was $417,573,854. For purposes of this computation only, all executive officers, directors and 10% or greater stockholders have been deemed affiliates of the registrant.

As of June 18, 2025, 18,695,874 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2025 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K where indicated. Such definitive proxy statement will be filed with the Securities and Exchange Commission no later than 120 days following the end of the registrant’s fiscal year ended March 31, 2025.

Anterix Inc.
FORM 10-K
For the fiscal year ended March 31, 2025

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
3 x 3 or 6 MHz: The broadband segment of the 900 MHz band (897.5 - 900.5 / 936.5 - 939.5 MHz) is authorized for a total of 6 MHz of spectrum, with 3 MHz designated for uplink transmissions and 3 MHz for downlink transmissions.
5 x 5 or 10 MHz: The narrowband and broadband segment of the 900 MHz band (896 - 901 / 935 - 940 MHz) are authorized for a total of 10 MHz of spectrum, with 5 MHz designated for uplink transmissions and 5 MHz for downlink transmissions.
3GPP: The 3rd Generation Partnership Project is the standards organization that develops protocols for mobile telecommunications, such as Radio Access Networks, Services and Systems Aspects, and Core Network and Terminals.
4G: 4th generation of radio system architecture.
5G: 5th generation of radio system architecture.
600 MHz Auction: The Federal Communications Commission’s (the “FCC”) 2016 “incentive auction” in which licensees of television broadcast channels were incentivized to relinquish their spectrum for defined payments so the spectrum could be repurposed for licensed wireless services.
900 MHz: The 900 MHz band frequency ranges between 896 - 901 / 935 - 940 MHz.
900 MHz Broadband Spectrum or 900 MHz Broadband Segment: The 900 MHz band authorized for broadband (897.5 - 900.5 / 936.5 - 939.5 MHz).
Anti-Windfall Payment: A payment to the U.S. Treasury from a 900 MHz broadband applicant, if the applicant relinquishes less than 6 MHz (or 240 channels) of spectrum for any full or fractional MHz less than 6 MHz. The payment is based on the 600 MHz Auction prices for the Partial Economic Area in which the county applied for by the broadband applicant is included.
Band 106 or n106: The broadband segment of the 900 MHz band (896 - 901 / 935 - 940 MHz), designated as LTE Band 106 (B106) or n106 (5G designation), is seen as critical for utilities to modernize grid communication.
Band 8: LTE Band 8, also known as the 900 MHz band, is a frequency band used for both 2G GSM and 4G LTE mobile communications.
B/ILT: Systems operated by, or spectrum licensed for, private land mobile use by business users.
Complex System: As defined in the Report and Order, a Covered Incumbent’s system that consisted of 45 or more functionally integrated sites as of August 17, 2020, when the new rules became effective.
Covered Incumbent: Any 900 MHz site-based licensee in the broadband segment that is required under section 90.621(b) to be protected by a broadband licensee with a base station at any location within the county, or any 900 MHz geographic-based Specialized Mobile Radio (“SMR”) licensee in the broadband segment whose license area completely or partially overlaps the county.
Demonstrated Intent: Demonstrated Intent is a quantitative and qualitative fact-based scorecard that combines public and private data which measures customers intent to move forward with 900 MHz Broadband Spectrum.
Eligibility Certification: A document submitted to the FCC as part of the broadband application that lists the licenses the applicant holds in the 900 MHz band to demonstrate that it holds the licenses for more than 50% of the total licensed 900 MHz spectrum for the relevant county, including credit for spectrum contained in a contract to acquire any covered incumbents filed on or after March 14, 2019 (i.e., the 50% Licensed Spectrum Test).
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
MTA: Major Trading Area; service areas based on the Rand McNally 1992 Commercial Atlas & Marketing Guide, which define the original geography of the FCC auctioned 900 MHz SMR licenses.
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
Retuning: Modifying an incumbent’s narrowband system to operate on channels outside the 900 MHZ Broadband Segment established by the Report and Order.
Swapping: Exchanging narrowband channels outside the 900 MHz Broadband Segment for the broadband segment channels held by a Covered Incumbent.
Transition Plan: A document filed as part of the broadband application that demonstrates that the broadband license applicant holds, or has agreements to acquire, cancel, relocate or protect, at least 90% of the licensed channels in the 900 MHz Broadband Segment of Covered Incumbents in or within 70 miles of the county (i.e., the 90% Broadband Segment Test).

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
Various statements contained in this Annual Report on Form 10-K (the “Annual Report”), including those that express a belief, expectation, or intention, as well as those that are not statements of historical fact, are forward-looking statements. Our forward-looking statements are generally, but not always, accompanied by words such as, but not limited to, “aim,” “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “might,” “ongoing,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or phrases, or the negative of those expressions or phrases, or other words that convey the uncertainty of future events or outcomes, which are intended to identify forward-looking statements, although not all forward-looking statements contain these words. We have based these forward-looking statements on our current expectations, guidance and projections and related assumptions about future events and financial trends. While our management considers these expectations, guidance, projections and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. There can be no assurance that actual developments will be as we anticipate. Actual results may differ materially from those expressed or implied in these statements as a result of significant risks and uncertainties, including, but not limited to:
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
•our ability to develop, market and sell and deliver new products and services, in addition to our spectrum assets, to our targeted and critical infrastructure customers;
•our ability to successfully compete against third parties who offer spectrum and communication technologies, products and solutions to our targeted customers;
•our expectations regarding our sales and marketing initiatives, including our AnterixAcceleratorTM program;
•our expectations regarding our strategic review process;
•our ability to successfully manage our business in light of macroeconomic pressures, including but not limited to inflation, regulatory and policy changes, and geopolitical matters;
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
•our expectations regarding the expansion of the 900 MHz Broadband Segment from 6 MHz to 10 MHz;
•our ability to qualify for and obtain broadband licenses in a timely manner or at all from the FCC in accordance with the requirements of the Report and Order approved by the FCC on May 13, 2020 (the “Report and Order”);
•our ability to retune, protect, cancel or acquire Covered Incumbent narrowband channels, including Complex Systems, in a timely manner and on commercially reasonable terms, or at all;
•our expectations with respect to our efforts to encourage federal and state agencies and commissions supporting the deployment of broadband networks and services by our targeted customers;
•our ability to maintain any narrowband and broadband licenses that we own, acquire and/or obtain;
•our ability to respond to changes in government regulations or actions and the impact of such changes on our business prospects, liquidity and results of operations, including any changes by the FCC to the Report and Order or to the FCC rules and regulations governing the 900 MHz band;
•the expected timing, the amount of repurchases and the related impact to our common stock relating to our share repurchase program;
•our expectations regarding our ability to maintain an effective system of internal controls; and
•our statements regarding the factors that may impact our financial results and stock price.
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
•we may not be successful in developing, marketing, selling and delivering new products and services to our targeted utility and critical infrastructure customers;
•we may not be successful in competing against other spectrum holders who offer spectrum to our target customers, including the buyer of T-Mobile’s 800 MHz spectrum. In addition, many of the third parties who offer spectrum and communication technologies, products, services and solutions to our targeted customers have existing long-term relationships with these targeted customers and have significantly more resources and greater political and regulatory influence than we do, and we may not be able to successfully compete with these third parties;
•our sales and marketing initiatives, including our AnterixAcceleratorTM program, may not be successful;
•our strategic review process may not result in our identification or completion of a strategic transaction, which could have an adverse effect on our stock price and our business;
•adverse market conditions, including as the result of tariffs and inflation, may adversely affect our business or the businesses of our target customers, which could have an adverse effect on our commercialization efforts;
•we may not generate funds through our commercialization operations as planned or correctly estimate our operating expenses, future cash proceeds or future revenues, which could lead to cash shortfalls, and may prevent us from returning capital to our stockholders and require us to secure additional financing;
•we have a unique business model, and our business activities, strategic approaches and plans may not be successful;
•we have had net losses each year since our inception and may not achieve or maintain profitability in the future;
•the value of our spectrum assets may fluctuate significantly based on supply and demand, as well as technical and regulatory changes;
•we may not be successful in the petition filed with the FCC to expand the 900 MHz Broadband Segment from 6 MHz to 10 MHz;
•our plans to commercialize our 900 MHz spectrum assets depend on our ability to continue to qualify for and obtain broadband licenses from the FCC in accordance with the requirements of the Report and Order;
•our voluntary exchange process established by the FCC in the Report and Order may not allow us to clear or relocate incumbents in certain counties in a timely manner and on commercially reasonable terms, or at all;
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
•our future success depends on our ability to retain our executive officers and key personnel and to attract, retain and motivate qualified personnel;
•concentration of ownership will limit our stockholders’ ability to influence corporate matters; and
•we may be unable to utilize the full value of the share repurchase program approved by our stockholders as expected, or at all.

PART I.
Item 1. Business
Overview
Anterix Inc. (“Anterix,” “we,” “our,” or the “Company”) is the utility industry’s partner, empowering enhanced visibility, control and security for a modern grid. Our vision is to deliver secure, scalable solutions enabled by private wireless broadband connectivity, for the benefit of utilities and the communities that they serve. As the largest holder of licensed spectrum in the 900 MHz band (896-901/935-940 MHz) throughout the contiguous United States, plus Hawaii, Alaska and Puerto Rico, we are uniquely positioned to deliver solutions that support secure, resilient and customer-controlled operations. We are focused on commercializing our spectrum assets and expanding the benefits and solutions we offer to enable our targeted utility and critical infrastructure customers to deploy private broadband networks.
Fiscal 2025 Highlights and Accomplishments
•Appointed Scott Lang as President and Chief Executive Officer to succeed Robert Schwartz effective October 8, 2024.
•Appointed Thomas Kuhn as Executive Chairman of the Board following the retirement of Morgan O’Brien in January 2025.
•Executed a new spectrum sale agreement with Oncor Electric Delivery Company LLC (“Oncor”) for a total of $102.5 million in June 2024.
•Executed an additional spectrum sale agreement with Lower Colorado River Authority (“LCRA”) for a total of $13.5 million in January 2025.
•Received milestone payments of $8.5 million from Ameren Corporation (“Ameren”) and $44.0 million from Oncor.
•Transferred four broadband licenses to Oncor and recorded an $18.3 million gain on the sale of intangible assets.
•Exchanged narrowband for broadband licenses in 67 counties and recorded a $22.8 million gain.
•Repurchased 245,292 shares of our stock to return capital to our stockholders for a total of $8.4 million.
•Secured FCC approval of a Notice of Proposed Rulemaking (“NPRM”) to expand the current paired 3 x 3 MHz broadband segment to a paired 5 x 5 MHz broadband segment within the 900 MHz band in January 2025.
•Initiated a strategic review process after receiving inbound interest in the Company in February 2025.
•Announced AnterixAcceleratorTM industry engagement initiative in March 2025.
Our Business Strategy
Our strategy is to provide transformative broadband solutions for critical infrastructure industries and enterprises including private wireless connectivity on 900 MHz spectrum and next-generation communications platforms. We support digital transformations, infrastructure modernization, and cybersecurity strategies that will enable the new standard for security, performance and safety. Leveraging our solutions, critical infrastructure customers can tackle their most impactful opportunities, unlocking applications from analytics to automation to edge monitoring and artificial intelligence. Together with Anterix, customers can build solutions that will scale and evolve with their business needs. To that end, we are pursuing a two-pronged strategy focused on: (i) converting our nationwide narrowband 900 MHz spectrum position into valuable broadband spectrum; and (ii) offering long-term leasing of broadband spectrum or other creative solutions in complex system areas to monetize spectrum coupled with platform services and solutions to utility and critical infrastructure enterprises nationwide.
Our Spectrum Assets
Our spectrum is our most valuable owned asset. We hold licenses nationwide, over 51% of the 900 MHz band in the United States. However, where spectrum is the highest priced, the top 20 metropolitan market areas in the United States which cover approximately 38% of the U.S. population, we hold on average more than 6 MHz worth of spectrum. We acquired the majority of our 900 MHz spectrum and certain related equipment from Sprint in September 2014.
In the 900 MHz band, the FCC historically allocated approximately 10 MHz of spectrum, sub-divided into 40 10-channel blocks (for a total of 399 contiguous channels) alternating between blocks designated for the operation of SMR commercial systems and blocks designated for B/ILT, with the FCC’s rules also enabling B/ILT licenses to be converted to SMR use. Subsequently, the FCC conducted overlay auctions on the SMR designated blocks that awarded geographic-based licenses on an MTA basis while affording operational protection to incumbent, site-based licensees in those areas. Certain MTA licenses were not purchased at auction and have been returned to the FCC. In addition, the FCC never auctioned the 20 blocks of B/ILT spectrum in some parts of the United States. The licensees acquired site-based licenses utilizing this spectrum through the initial application and coordination procedure, which has been frozen since 2017. As a result, the FCC is currently holding over 27% of 900 MHz narrowband spectrum in its inventory throughout the United States.

Broadband licenses
As of March 31, 2025, we were cumulatively granted by the FCC broadband licenses for 194 counties, inclusive of licenses transferred. As a result, we relinquished to the FCC our narrowband licenses and if necessary made the Anti-Windfall Payments for the same 194 counties, as required by the Report and Order.
Converting our Nationwide Narrowband 900 MHz Spectrum Position to Broadband
Converting our spectrum from narrowband to broadband licenses nationwide is a foundational component of our two-pronged strategy as it provides the underpinning for achieving our business strategy. To achieve this conversion, we are focused on intentionally clearing incumbents out of the broadband license segment and obtaining broadband licenses in counties (i) in which we have customer contracts, (ii) where we believe we have near-term commercial prospects, or (iii) that may be strategically advantageous to achieve optimum costs for broadband licenses over time.
Secure Broadband Licenses
In the Report and Order, the FCC chose to make counties the “base unit of measure” for calculating whether an entity is eligible to hold a broadband license. As a result of this decision and our extensive accumulated spectrum holdings, Anterix—and only Anterix—is an essential party in every one of the nation’s 3,233 counties. And while we intend to continue to prioritize our spectrum transactions in areas where we have customer opportunities, we also plan to pursue spectrum transactions opportunistically to recognize a positive return on our investments in spectrum clearing costs. We have been proactive in this effort and to date have completed, and intend to continue to pursue spectrum transactions to support our efforts to satisfy the broadband license eligibility requirements.
Clear Covered Incumbents
We have been proactive in our clearing efforts in preparation for the broadband licensing process. Our dedicated clearing team is focused on negotiating agreements to move Covered Incumbents from the broadband segment of the 900 MHz spectrum band to the segments allocated for continued narrowband operations within the 900 MHz band or out of 900 MHz band entirely. Our team has worked with Covered Incumbents and negotiated and contracted approximately three quarters of the transactions required, inclusive of five Complex Systems, to clear the licensed 900 MHz Broadband Segment channels.
Deploying our Commercial Business Offering
With the initial Report and Order completed and the work we have done since then to pave the way for the deployment of broadband in the 900 MHz band, we have moved into the second key prong of our strategy of establishing our commercial position and accelerating adoption of our principal commercial business offering. We are implementing this strategy through:
•targeted outreach and education by our sales, marketing, business development, commercial operations and industry government affairs organizations;
•participating in the Utilities Broadband Alliance (“UBBA”), other industry associations and industry events;
•attracting vendors to the Anterix Active Ecosystem (“AAE”);
•advancing our Utility Strategic Advisory Board (“USAB”); and
•launching our AnterixAcceleratorTM initiative.

The UBBA membership currently includes 38 electric utilities and subsidiaries among its over 100 members. The AAE targets our Nation’s electric grid innovators and includes participation of over 125 innovative technology companies that provide deployment and application solutions for private broadband. We launched the AAE to foster, strengthen, and expand the landscape of 900 MHz devices, services and solutions. Participation from the broad range of technology innovators can bring extensive value to utilities and other critical infrastructure providers who deploy PLTE. Our USAB is composed of executives from both current and prospective utility customers, offering strategic guidance on issues where we can harness collective action to benefit their respective organizations, especially through the AAE, and other strategic initiatives.
The primary intent of our business is to lease the broadband licenses we secure to customers for long-term leases (generally 20 years or longer) containing additional long-term renewal options. Based upon our analysis and discussions with current and potential customers to date, we are seeing strong and growing indications of Demonstrated Intent for PLTE networks using 900 MHz spectrum. To fulfill our business offering, we will be responsible for the costs of securing the broadband licenses from the FCC, including the costs of clearing and meeting the broadband eligibility requirements. By contrast, we expect that most of our customers will bear the costs of deploying and operating their private broadband networks, technologies and solutions. And, beyond our principal commercial business offering, we are also exploring additional opportunities to offer electric utility companies additional value-added solutions and services to support their network deployments and operations, and grid modernization initiatives.
Accordingly, our approach to driving the second key prong of our strategy includes: 1) advancing our potential customers through the pipeline by assisting them with their decisions and evaluation process of private wireless networks; 2)

encouraging federal and state agencies to support the investment and deployment of PLTE solutions in the 900 MHz band by utilities and critical infrastructure companies; 3) participating in demonstrations and tests with laboratories such as National Renewable Energy Lab (“NREL”), Pacific Northwest National Lab and National Institute of Standards and Technology (“NIST”) to validate the benefits of PLTE systems; 4) developing expanded value-added business offerings; 5) enabling and growing the AAE; 6) participating in UBBA and other relevant industry associations to promote our solution; and 7) continually evaluating potential opportunities to expand the application of private wireless broadband networks built on 900 MHz Broadband Spectrum.
Further, we have launched the AnterixAcceleratorTM, our new industry engagement initiative to address and speed up the time to realization of value for us and our customers by allowing them to move quickly to deploy 900 MHz private wireless broadband networks. This initiative will include a significant review of pricing, payment and ownership terms as well as the potential for collaboration with strategic partners on additional products and services with AAE.
Continue to Build the Customer Pipeline
Our sales and support teams are actively working with many of the largest Investor-Owned Utilities (“IOU”). More specifically, these teams are working in coordination with representatives from our target customers, LTE infrastructure vendors, end-user device manufacturers, system integrators and other technology companies in addition to responding to Requests for Information (“RFI”), Requests for Proposals (“RFP”) and requests to support technology trials related to using our 900 MHz spectrum for broadband services. Currently, there are three experimental licenses granted to noncustomer utilities and three experimental licenses granted to other vendors and labs to showcase and promote 900 MHz Broadband Spectrum.
Build Support with Federal and State Agencies
The vast majority of our targeted critical infrastructure customers are highly regulated by both federal and state agencies. Electric utilities, for example, may be regulated by the Federal Energy Regulatory Commission, the Public Utilities Commissions within the states they serve and/or other state and municipal governance or regulatory bodies. Other agencies that guide utility regulations include the Department of Energy, the Department of Homeland Security, and NIST, as well as regional transmission organizations and independent system operators. We are working with each of these agencies to educate them about the security, reliability and priority access benefits that private broadband wireless networks, technologies and solutions can offer to utilities. We are also working with a number of state agencies and commissions who regulate electric utilities and have a strong influence over electric utility investment decisions. Our goal with these stakeholders is to ensure they have the right information and are properly educated on the immense benefits of utility-scale private wireless broadband networks for end-use customers so they can confidently approve investments made by utilities including the costs of procuring our spectrum assets and deploying private broadband LTE networks, technologies and solutions into their respective rate making filings. Their understanding and appreciation that utility control of communications for grid modernization programs enhances the utilities’ ability to provide safe, secure, reliable and resilient electricity for ratepayers is essential. When included in rate bases, utilities are permitted to recover costs and earn a customary rate of return on these prudent investments.
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
Identify and Evaluate New Opportunities for Our Spectrum
The wireless communications industry is highly competitive and subject to rapid regulatory, technological and market changes. A key part of our business strategy is to continually monitor changes in the wireless industry and to evaluate how these changes could enable us to maximize the value of our spectrum assets. Additionally, although we are initially focusing on the electric utility industry, we have identified other customer groups, including ports, railroads, water, oil and gas facilities, and mining operations, where we believe there is both customer demand and a good fit for the private wireless broadband networks, technologies, and solutions that our spectrum assets could support. As proof of the potential demand for and value of our spectrum assets, two of the most recent FCC broadband spectrum auctions exceeded consensus valuation estimates and brought in the first and third highest auction proceeds ever for the U.S. Treasury. Additionally, T-Mobile agreed to purchase 600 MHz broadband spectrum from entities that hold broadband spectrum licenses for values that far exceeded the price paid for these broadband spectrum licenses at FCC auction, which we believe demonstrates the continued demand for licensed broadband spectrum.

Enable the Anterix Active Ecosystem with U.S. Band 8
Our spectrum assets are located in the international 3GPP global standard Band 8 channel which is a frequency division duplex pair assigned to the 880 - 915 / 925 - 960 MHz spectrum bands. This pairing is aligned for use with both 4G and 5G technologies and is currently being utilized with commercial LTE and 5G broadband networks globally in Asia, Europe, and other parts of the world. Our efforts are ongoing to facilitate continued adoption of 900 MHz Band 8 radio access network equipment and end-user devices in the U.S. by working with chipmakers and module and device vendors to help ensure that customers who deploy 900 MHz for private wireless networks have timely access to 3GPP standards-compliant Band 8 devices that meet the technical operating specifications established in the FCC’s Report and Order. We also worked with an FCC certification testing lab to develop testing protocols to enable quick certification of devices for use in the United States. The benefit of working with a global standard is that many existing devices, network components, and solutions are well suited for the working environment of our targeted critical infrastructure and enterprise customers. Global standards also provide an LTE path for technology, ensuring forward and backward compatibility, all these benefits therefore extend to Anterix customers. Additionally, we successfully led and completed initiatives in 3GPP to secure enhancements to the US 900 MHz spectrum to benefit our customers, including the designation of a new band, both for LTE and 5G, which received worldwide wireless industry support. 3GPP has approved and incorporated Band 106 and n106 in its specifications, designated for LTE and 5G respectively, as a subset of Band 8 in the US.
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
Commercial Developments
We have invested in building our business development, sales, marketing and other support teams, which include both external and internal resources, to help foster our evolving customer relationships in furtherance of growing and maturing our pipeline. Since the FCC’s issuance of the Report and Order, our sales and marketing efforts have been focused on pursuing spectrum lease and sale arrangements, implementing creative spectrum solutions in markets where Complex Systems exist and introducing our integrated platform solutions to our targeted utility and critical infrastructure customers.
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

Long-Term Leases of 900 MHz Broadband Spectrum
Ameren Agreements
In December 2020, we entered into our first long-term 900 MHz Broadband Spectrum lease agreements (the “Ameren Agreements”) covering Ameren’s service territories. The Ameren Agreements will enable Ameren to deploy a PLTE network in its service territories in Missouri and Illinois, covering approximately 7.5 million people. Each Ameren Agreement is for an initial term of 30 years with a 10-year renewal option for an additional payment. In August 2021, the FCC granted the first 900 MHz broadband licenses to us for several counties in Ameren’s service territory, for which the Ameren Agreements were also subsequently approved by the FCC. The scheduled prepayments for the 30-year initial term of the Ameren Agreements total $47.7 million, of which $0.3 million was received in February 2021, $5.4 million in September 2021, $17.2 million in October 2021, $7.5 million in September 2024 and $1.0 million in October 2024. The prepayments received to date encompass the initial upfront payments due upon signing of the Ameren Agreements and payments for delivery of the relevant cleared spectrum in several metropolitan and urban counties throughout Missouri and Illinois, in accordance with the terms of the Ameren Agreements. The remaining prepayments of $16.3 million, excluding potential penalties, for the 30-year initial term are due by mid-2026, per the terms of the Ameren Agreements and as we deliver the relevant cleared 900 MHz Broadband Spectrum and the associated broadband leases. The Ameren Agreements are subject to customary provisions regarding remedies for non-delivery, including refund of amounts paid and termination rights if we fail to perform our contractual obligations, including failure to deliver the relevant cleared 900 MHz Broadband Spectrum in accordance with the terms of the Ameren Agreements. We are working with the remaining incumbents to clear the 900 MHz Broadband Spectrum allocation in Ameren’s service territory.
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
Xcel Energy Agreement
In October 2022, we entered into an agreement with Xcel Energy Services Inc. (“Xcel Energy”) providing Xcel Energy dedicated long-term usage of our 900 MHz Broadband Spectrum for a term of 20 years throughout Xcel Energy’s service territory in eight states (the “Xcel Energy Agreement”) including Colorado, Michigan, Minnesota, New Mexico, North Dakota, South Dakota, Texas and Wisconsin. The Xcel Energy Agreement also provides Xcel Energy an option to extend the agreement for two 10-year terms for additional payments. The Xcel Energy Agreement allows Xcel Energy to deploy a PLTE network to support its grid modernization initiatives for the benefit of its approximately 3.7 million electricity customers and 2.1 million natural gas customers. The scheduled prepayments for the 20-year initial term of the Xcel Energy Agreement total $80.0 million, of which $8.0 million was received in December 2022. In July 2023 and November 2023, we delivered the cleared 900 MHz Broadband Spectrum and the associated broadband leases and received milestone payments of $21.2 million in each period. In January 2024, we delivered the cleared 900 MHz Broadband Spectrum and the associated broadband leases and received a milestone payment of $16.8 million. The Xcel Energy Agreement is subject to customary provisions regarding remedies for non-delivery, including refund of amounts paid and termination rights if we fail to perform our contractual obligations, including failure to deliver the relevant cleared 900 MHz Broadband Spectrum in accordance with the terms of the Xcel Energy Agreement. The remaining prepayments for the 20-year initial term are due by mid-2028, per the terms of the Xcel Energy Agreement and as we deliver the relevant cleared 900 MHz Broadband Spectrum and the associated broadband leases. We are working with the remaining incumbents to clear the 900 MHz Broadband Spectrum allocation in Xcel Energy service territories.
TECO Agreement
In November 2023, we entered into an agreement with Tampa Electric Company (“TECO”) to provide TECO the use of our 900 MHz Broadband Spectrum for a term of 20 years throughout TECO’s service territory in West Central Florida (the “TECO Agreement”). The TECO Agreement also provides TECO an option to extend the agreement for two 10-year terms for additional payments. The TECO Agreement, which covers an approximately 2,000-square-mile service territory in West Central Florida, is expected to enable TECO to deploy a PLTE network. The scheduled prepayments for the 20-year initial term of the TECO Agreement total $34.5 million, of which $6.9 million was received in December 2023. The remaining prepayments for the 20-year initial term are due by fiscal year 2026, per the terms of the TECO Agreement and as we deliver the relevant cleared 900 MHz Broadband Spectrum and the associated broadband leases. The TECO Agreement is subject to customary provisions regarding remedies for non-delivery, including refund of amounts paid and termination rights if we fail to perform our contractual obligations, including failure to deliver the relevant cleared 900 MHz Broadband Spectrum in accordance with the terms of the TECO Agreement. We are working with incumbents to clear the 900 MHz Broadband Spectrum allocation in TECO service territories.
Sales of 900 MHz Broadband Spectrum
SDG&E Agreement
In February 2021, we entered into an agreement with San Diego Gas & Electric (“SDG&E”) to sell 900 MHz Broadband Spectrum throughout SDG&E’s California service territory, including San Diego and Imperial Counties and portions of Orange County (the “SDG&E Agreement”) for a total payment of $50.0 million. The SDG&E Agreement will support SDG&E’s deployment of a PLTE network for its California service territory, with a population of approximately 3.6 million people. As part of the SDG&E Agreement, SDG&E and Anterix are collaborating to accelerate the utility industry momentum for private networks. The SDG&E Agreement includes the assignment of 6 MHz of 900 MHz Broadband Spectrum, 936.5 – 939.5 MHz paired with 897.5 – 900.5 MHz, within SDG&E’s service territory following the FCC’s issuance of the broadband licenses to us. The total payment of $50.0 million is comprised of an initial payment of $20.0 million, received in February 2021 and the remaining payments which are due as we deliver the relevant cleared 900 MHz Broadband Spectrum and the associated broadband licenses to SDG&E. The SDG&E Agreement is subject to customary provisions regarding remedies for non-delivery, including refund of amounts paid and termination rights if Anterix fails to perform its contractual obligations, including failure to deliver the relevant cleared 900 MHz Broadband Spectrum in accordance with the terms of the SDG&E Agreement. A gain or loss on the sale of spectrum will be recognized for each county once we deliver the cleared 900 MHz Broadband Spectrum and the associated broadband licenses to SDG&E in full.
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
LCRA Expansion Agreement
On January 9, 2025, we entered into the second agreement with LCRA (the “LCRA Expansion Agreement”) to sell 900 MHz Broadband Spectrum covering 34 additional counties in its service area, building upon the 68 counties covered by the first LCRA Agreement for total estimated consideration of $13.5 million. The LCRA Expansion Agreement is subject to customary provisions regarding remedies for non-delivery, including refund of amounts paid and termination rights if Anterix fails to perform its contractual obligations, including failure to deliver the relevant cleared 900 MHz Broadband Spectrum in accordance with the terms of the LCRA Expansion Agreement. A gain or loss on the sale of spectrum will be recognized for each county once we deliver the cleared 900 MHz Broadband Spectrum and the associated broadband licenses to LCRA in full.
Oncor Agreement
In June 2024, we entered into an agreement with Oncor to sell 900 MHz Broadband Spectrum covering 95 counties to deploy a private wireless broadband network in its transmission and distribution service area for total estimated consideration of

$102.5 million (the “Oncor Agreement”). The total payment of $102.5 million comprises an initial payment of $10.0 million received in June 2024 and remaining payments that are due to us for each county, at closing. The timing and rights to milestone payments could vary as 900 MHz broadband licenses are granted by the FCC, broadband licenses are assigned to Oncor, and incumbents are cleared by us. Oncor operates more than 143,000 circuit miles of transmission and distribution lines in Texas, delivering electricity to more than four million homes and businesses across a service territory that has an estimated population of approximately 13 million people. The Oncor Agreement is subject to customary provisions regarding remedies for non-delivery, including refund of amounts paid and termination rights if Anterix fails to perform its contractual obligations, including failure to deliver the relevant cleared 900 MHz Broadband Spectrum in accordance with the terms of the Oncor Agreement. A gain or loss on the sale of spectrum will be recognized for each county once we deliver the 900 MHz Broadband Spectrum and the associated broadband licenses to Oncor.
During the year ended March 31, 2025, we transferred to Oncor the 900 MHz Broadband Spectrum and the associated broadband licenses related to four counties and received a milestone payment of $34.0 million. This resulted in the recognition of a gain on the sale of spectrum and derecognition of the contingent liability associated with the transferred counties.
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
Motorola is not entitled to any profits, dividends, or other distribution from the operations of the Subsidiary. Under the terms of the 2014 Motorola Spectrum Agreement, Motorola can use the leased channels to provide narrowband services to certain qualified end-users. The end-users can only use the leased channels for their internal communication purposes. The end-users cannot sublease the channels to any other end-users or any commercial radio system operations or carriers. The 2014 Motorola Spectrum Agreement limits the total number of channels that Motorola can lease in any market area. It also provides us with flexibility regarding the future use and management of our spectrum, including relocation and repurposing policies designed to facilitate any necessary realignment of frequencies that may be associated with our efforts to clear spectrum for broadband uses.
As of December 31, 2024, we recognized all the revenue associated with the 2014 Motorola Spectrum Agreement.
Competition
Our competitors include spectrum holders, retail wireless network providers, such as Verizon, AT&T, T-Mobile, and EchoStar, private radio operators and other public and private companies, including potential new spectrum entrants who supply spectrum or other communication networks, technologies, products and solutions to our targeted utility and critical infrastructure entities. For example, in February 2025, T-Mobile announced that it has entered into an agreement to sell its 800 MHz spectrum holdings. The buyer of this spectrum has indicated it may make this spectrum available to our target utility customers. If the buyer of this spectrum does elect to lease or sell the 800 MHz spectrum it acquires from T-Mobile to our target customers, the resulting direct competition from this offering could reduce the number of agreements we can secure to lease or sell our spectrum and reduce the cost that potential customers are willing to pay to lease or acquire our spectrum, any of which would have a material adverse effect on our business, results of operations, financial condition and prospects.
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
Our FCC Initiatives
FCC 5 x 5 MHz proceeding
Joint Petition
On February 28, 2024, the Company, along with several interested parties, including major utilities, and trade associations, filed a Petition for Rulemaking (the “Petition”) with the FCC. The Petition seeks the FCC’s adoption of its previously considered expansion of the current paired 3 x 3 MHz broadband segment to a paired 5 x 5 MHz broadband segment at the 900 MHz band. On January 15, 2025, the FCC adopted the NPRM to expand the 900 MHz Broadband Segment. After the NPRM’s publication in the Federal Register, the FCC will seek comments and reply to comments in advance of a potential Report and Order. The expansion of the 900 MHz band to permit 5 x 5 MHz broadband will support growing demand for wide-area, private, and secure wireless broadband networks for utilities, critical infrastructure, and business enterprise entities, among other benefits.
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
Treatment of Complex Systems
The Report and Order exempts Complex Systems from the Mandatory Retuning process, even when a broadband applicant meets the 90% Broadband Segment Test, because retuning these systems would potentially be disruptive to the operators. MAP 1 below illustrates the remaining seven current Complex Systems.

MAP 1: COMPLEX SYSTEMS AREAS: 45+ SITES

IWT
Eversource
Southern California Edison
Oncor
Santee Cooper
Duke - NC
FPL
- Complex System Site

Total of 3,233 counties in the US and territories

Map dated March 31, 2025

The Association of American Railroads
The nation’s railroads, particularly the major freight lines, operate on six narrowband 900 MHz channels licensed to their trade association, the Association of American Railroads (“AAR”). Three of these narrowband channels are located in the 900 MHz Broadband Segment created by the FCC. In January 2020, we entered into an agreement with the AAR in which we agreed to cancel licenses in the 900 MHz band to enable the AAR to relocate its operations, including operations utilizing the three channels located in the 900 MHz Broadband Segment (the “AAR Agreement”). The FCC referenced the AAR agreement in the Report and Order and required us to cancel our licenses in accordance with the AAR Agreement. We cancelled these licenses in June 2020. The FCC then modified the AAR license to provide the additional channels to enable the railroads to relocate their current operations. This modification to remove broadband segment channels is planned to be completed in 2025. The Report and Order also provides that the FCC will credit us for our cancelled licenses for purposes of determining our eligibility to secure broadband licenses and the calculation of any Anti-Windfall Payments.
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
1. 50% Licensed Spectrum Test. To be eligible for a broadband license in a particular county, a broadband applicant must demonstrate that it holds more than 50% of the outstanding licensed channels in that county. As noted above, the 900 MHz band is made up of a maximum of 399 channels in each county. The FCC has licensed less than the maximum number of 399 channels in all but the most populous counties. Because the 50% Licensed Spectrum Test is based on licensed channels, any channels that are not licensed by the FCC are not included in the denominator when determining whether the broadband applicant has satisfied this test. As of the date of this filing, we alone satisfy the 50% Licensed Spectrum Test in approximately 3,200 counties of the 3,233 counties in the United States and its territories. MAP 2 below illustrates our licensed channels (including those pending applications with the FCC) by county in the entire 900 MHz band segment created by the Report and Order.

MAP 2: ANTERIX 50% TEST IN THE ENTIRE 900 MHZ BAND

Anterix-Claimed Chs vs.
All Licensed Chs in 5x5
(Number Of Counties In Range)
50% or more (3203)
40% to 49.9% (15)
0% to 39.9% (15) ^
Total of 3,233 counties in the US and territories
^ 10 of these counties are Guam, American Samoa, & Northern Mariana Islands.
Broadband Licenses Status
(Number Of Counties In Range)
Anterix Broadband License (194)
Other Broadband License (6)
Anterix Broadband Application Filed (165)

Map dated March 31, 2025

2. 90% Broadband Segment Test. The second test, the 90% Broadband Segment Test, addresses the balance between a voluntary market process to clear any Covered Incumbent and the Mandatory Retuning process established by the FCC in the Report and Order (which applies to all Covered Incumbents, except for those Covered Incumbents operating Complex Systems. This test requires the broadband applicant to hold, have agreements with or protect Covered Incumbents equal to 90% or more of the licensed channels in the broadband segment in a particular county and within 70 miles of the county’s boundaries before the FCC will issue a broadband license. The broadband segment in the 900 MHz band has a total of 240 channels. The 90% Broadband Segment Test is calculated using outstanding licensed channels, which means that if the FCC has licensed all 240 channels, the broadband applicant would be required to have control of, or agreements covering, 216 channels within the broadband segment. In most counties in the United States, the FCC has licensed fewer than 240 channels in the broadband segment and these unlicensed channels are not included in the denominator when determining whether the broadband applicant has satisfied this 90% Broadband Segment Test.
A broadband applicant can satisfy the 90% Broadband Segment Test by purchasing or canceling channels from Covered Incumbents for cash or other consideration, by paying to relocate Covered Incumbents to replacement spectrum channels outside the broadband segment, or by demonstrating that the broadband applicant’s facilities will be far enough from the Covered Incumbent’s narrowband system to allow the two types of networks to co-exist.
Before filing for a broadband license, the broadband applicant must satisfy the 90% Broadband Segment Test by utilizing its channel holdings and negotiating with Covered Incumbents on a purely voluntary basis for any additional channels it requires to satisfy this test. Only after the 50% Licensed Spectrum Test and the 90% Broadband Segment Test are both satisfied will the FCC issue to the broadband applicant a broadband license. We can request a Mandatory Retuning of any Covered Incumbents that remain in the broadband segment (other than Complex Systems) which are required to negotiate in good faith with the broadband applicant to sell their channels or otherwise clear the 900 MHz Broadband Segment, subject to intervention by the FCC if the parties cannot reach an agreement.
MAP 3 below illustrates our licensed holdings (including those pending applications with the FCC) and the licensed holdings we have under contract by county in the 6 MHz broadband segment created by the Report and Order. This map does not reflect licenses that may meet the protection criteria as that is evaluated on a county basis as each broadband transition plan is prepared.

MAP 3: ANTERIX 90% TEST IN THE BROADBAND SEGMENT

Anterix + Swap-Agreed Chs vs.
All Licensed Chs in 3x3
(Number Of Counties In Range)
90% or more (2674)
80% to 89.9% (233)
60% to 79.9% (245)
Less than 60.0% (81) ^
Total of 3,233 counties in the US and territories
^ 10 of these counties are Guam, American Samoa, & Northern Mariana Islands.
Broadband Licenses Status
(Number Of Counties In Range)
Anterix Broadband License (194)
Other Broadband License (6)
Anterix Broadband Application Filed (165)

Map dated March 31, 2025

3. 240 Channel Requirement. The Report and Order requires the broadband applicant to surrender 6 MHz of narrowband spectrum (or 240 channels) in the applicable county to the FCC in exchange for a broadband license. If the broadband applicant does not have sufficient channels in the county to return 240 channels to the FCC, it can elect to make an Anti-Windfall Payment to the U.S. Treasury to purchase spectrum. The Anti-Windfall Payment for these channels will be based on prices paid in the applicable county in the 600 MHz auction conducted by the FCC. To satisfy the 240 Channel Requirement, the broadband applicant has the option on a county-by-county basis to determine whether it is more cost-effective to make the Anti-Windfall Payment, purchase channels from incumbents (where available), or possibly a combination of both.
Importantly, the markets where we may need to make Anti-Windfall Payments to effectively have 240 channels are generally in smaller urban, suburban and rural markets. Our spectrum position is greatest in the largest, most populated and therefore most expensive markets, with a few exceptions as shown in MAP 4 below. Although we will need to make Anti-Windfall Payments to secure broadband licenses in some counties, the average cost in aggregate for the channels will be lower than the nationwide average amount of $0.93 per MHz of population covered paid in the FCC’s 600 MHz auction.

MAP 4: ANTERIX CHANNEL COUNT BY COUNTY

Anterix Chs Count in 5x5
(Number Of Counties In Range)
240 to 399 (191)
210 to 239 (213)
180 to 209 (2481)
150 to 179 (285)
0 to 149 (63) ^
Total of 3,233 counties in the US and territories
^ 10 of these counties are Guam, American Samoa, & Northern Mariana Islands.
Broadband Licenses Status
(Number Of Counties In Range)
Anterix Broadband License (194)
Other Broadband License (6)
Anterix Broadband Application Filed (165)

Map dated March 31, 2025

Costs of Securing Broadband Licenses
As discussed above, to obtain a broadband license in a county, the broadband applicant must satisfy (i) the 50% Licensed Spectrum Test, (ii) the 90% Broadband Segment Test and (iii) the 240 Channel Requirement. As the broadband applicant, we can satisfy these channel requirements by including our existing licensed channels in the 900 MHz band and by acquiring or clearing additional channels, when necessary, through (i) spectrum purchases, (ii) spectrum retuning and/or (iii) by making Anti-Windfall Payments. Under the Report and Order, we have the option of using each of these options alone, or in any combination required, to satisfy the broadband license eligibility requirements for a particular county.
1.Spectrum Purchase. In 2015, we began acquiring targeted additional channels in the 900 MHz band in various markets in anticipation of the Report and Order. We have and will continue to employ spectrum acquisition as a tool for those situations where an incumbent desires to exit the 900 MHz band. We also acquire channels outside the 900 MHz Broadband Segment and may use them to swap for channels within the broadband segment or to reduce the anti-windfall payments for licenses. For purposes of our broadband license eligibility, any contracted acquisitions negotiated in the 900 MHz band may be included as part of our broadband application, but the acquisition does not need to be consummated at the time we submit our broadband license application for the purposes of calculating the 90% threshold.
2.Spectrum Retuning. Retuning is the exercise of modifying incumbents’ licenses to remove the broadband segment channels held by incumbents and swapping narrowband segments channels to facilitate a move to channels outside of the 900 MHz Broadband Segment established by the Report and Order. An agreement to retune adds to the number of channels we hold for computational purposes of the 90% Broadband Segment Test. We began retuning channels with interested incumbents in 2015 in anticipation of the Report and Order. We have continued retuning channels with incumbents since that time. For purposes of broadband license eligibility, any potential spectrum retuning agreements we negotiate in the 900 MHz band will be included as part of our broadband application, but the retune is not required to be completed before we submit our broadband license application.
3.Anti-Windfall Payment. To obtain a 6 MHz broadband license, we must surrender 240 licensed channels in the county. As this band has been underutilized historically, most counties in the United States do not have 240 outstanding licensed channels that can be surrendered. To make up for the difference, we effectively pay for channels from the FCC’s spectrum inventory by making an Anti-Windfall Payment. As noted above, the FCC will use a reference per channel price based on the average price paid in the FCC’s 600 MHz auction in each given county.
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
The Communications Act of 1934, as amended, and FCC rules and regulations require us to obtain the FCC’s prior approval before assigning or transferring control of wireless licenses, with limited exceptions. The FCC’s rules and regulations also govern spectrum lease arrangements for a range of wireless radio service licenses, including the licenses we hold. These same requirements apply to any licenses or leases we may wish to enter into, transfer, or acquire as part of our broadband initiatives. The FCC may prohibit or impose conditions on any proposed acquisitions, sales, or other transfers of control of licenses or leases. The FCC engages in a case-by-case review of transactions that involve the consolidation or sale of spectrum licenses or leases and may apply a spectrum “screen” in examining such transactions. Because an FCC license is necessary to lawfully provide the wireless services we plan to enable, if the FCC were to disapprove of any such request to acquire, assign, or otherwise transfer a license or lease, our business plans would be adversely affected. Approval from the Federal Trade Commission and the Department of Justice, as well as state or local regulatory authorities, also may be required if we sell or acquire spectrum.
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
State and Local Regulation
In addition to FCC regulations, we are subject to certain state regulatory requirements. The Communications Act of 1934, as amended, preempts state and local regulation of the entry of, or the rates charged by, any wireless provider. State and local governments, however, are permitted to manage public rights of way and can require fair and reasonable compensation from wireless providers for use of those rights of way so long as the compensation required is publicly disclosed by the government. The siting of base stations also remains subject to some degree of control by state and local jurisdiction.
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
Human Capital Management
Our People
The success of our business depends on our ability to attract, grow, and retain talented individuals who reflect and understand the perspectives of our customers and stakeholders. We combine our deep industry expertise and operational know-how to deliver solutions that redefine what is possible for the industries, utilities, and the communities that we serve.
Company Culture
We are guided by our core values – Integrity, Courage, Camaraderie, Transformative, and Excellence. These values are the backbone of our corporate culture, and we work tirelessly to act as responsible stewards – to our employees, communities and other stakeholders who rely on us.
We use semi-annual engagement surveys to assess organizational health, to understand how employees feel about the organization and guide our improvements for greater engagement and success. Participation is voluntary and all responses are strictly confidential.

In response to our engagement survey feedback, we launched Anterix GROW in 2023. The focus of Anterix GROW is to instill continuous learning into everyday life, personally and professionally. Anterix GROW fosters a culture of inclusion and collaboration by providing actionable opportunities and resources. Examples include Mental Health Awareness Week, Employee Service Days and a Multicultural Marketplace. We realize that preparing for the future requires a workforce with a depth and breadth of skills. Anterix provides LinkedIn Learning subscriptions to all of our employees. Our approach to managing performance includes frequent check-ins between managers and employees on goals, career development, feedback and wellbeing. Performance and feedback discussions are initiated via the Lattice platform.
We are committed to fostering an inclusive culture, ensuring equitable pay, and focusing on attracting and retaining diverse representation at every level within the Company. We embrace this commitment to diversity at all levels of the organization.
Compensation & Benefits
We believe our compensation should reflect the value of our talent. We deliver competitive market compensation and aim to provide a balance of fixed pay, short-term and long-term incentives. We benchmark our salary ranges for each role against the market. Salary is positioned within the range and based upon criteria such as experience, skills, and competencies. Annual salary reviews take place between March and April.
Employee Well-being
Our programs ensure access to the best healthcare and focus on all aspects of well-being: physical, mental, financial and social. In addition to best-in-class medical benefits, Anterix partners with ADP Lifecare to offer Self-Led well-being platforms, 24/7 psychological support, and a range of e-learning and training resources for managers and team members to learn more about taking care of themselves and others.
We are committed to maintaining work-life balance and striving to provide opportunities for our employees to be flexible about when and where they work. At the same time, we believe in creating time and space to meet in person. We have implemented a hybrid working model where employees are onsite nine days a month and work remotely the remaining days of the month.
As of March 31, 2025, we had 84 total employees and 83 full time employees.
Segment Information
We manage our business as a single operating and reportable segment. Segment information on our total financial and operating performance is reported on a consolidated basis and is consistent with how management reviews our business and allocates resources.
All of our identifiable assets are located in the United States. We did not generate any revenue from sources outside of the United States.
Our Corporate Information
Our principal executive offices are located at 3 Garret Mountain Plaza, Suite 401, Woodland Park, New Jersey 07424 and 8260 Greensboro Drive, Suite 501, McLean, Virginia. Our main telephone number is (973) 771-0300. We were originally incorporated in California in 1997 and reincorporated in Delaware in 2014. Our website is www.anterix.com.
Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are made available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commissions (the “SEC”). The SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We include our website address in this Annual Report only as an inactive textual reference. The information on or accessible through our website is not incorporated into this Annual Report, and you should not consider any information on, or that can be accessed through, our website a part of this Annual Report or our other filings with the SEC.

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
Risks Related to Our Business
We may not be successful in commercializing our spectrum assets to our targeted utility and critical infrastructure customers in accordance with our business plans and expectations.
We have identified utilities and other critical infrastructure enterprises as our initial target customers. As of the date of this filing, we have signed long-term leases of our spectrum assets with Ameren, Evergy, Xcel Energy, and TECO and have entered into agreements to sell our spectrum assets to SDG&E, LCRA and Oncor. Although we are in discussions with other utilities and critical infrastructure enterprises, there is no assurance that these discussions will continue to progress or eventually result in contracts with these entities or that we will be successful in our efforts to commercialize our spectrum assets and other service offerings. For example, utilities or other critical infrastructure enterprises may not elect to acquire use of any broadband licenses we secure on terms satisfactory to us or for a consideration that represents what we believe is the fair market value for the rights to our spectrum, on a timely basis, or at all. Similarly, there is no assurance that utilities or other critical infrastructure customers will retain us for any other value-added services we offer them. As a result, our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by companies implementing a new business plan and pursuing opportunities in highly competitive and rapidly developing markets.
In addition, under our current business plan, we generally intend to enter into long-term leasing or other transfer arrangements for our spectrum assets in one county with one customer, or a limited number of customers, in each geographic area. We also expect that our customers will pay what we believe is the fair market value for rights to our spectrum and bear the costs of deploying and operating their private wireless broadband networks. As a result, many geographic areas may have only one or a limited number of potential customers and if we are not successful with the initially targeted customer or limited number of customers, our spectrum may not be utilized, and we will not be able to generate revenues from owning spectrum in that geographic area. In addition, even if we enter a long-term lease or transfer arrangement for a geographic area, we expect payments by our customer in such area will be contingent on our ability to clear incumbents and take the other necessary actions to secure broadband licenses on a timely and cost-effective basis. Our customers also will typically receive rights to all spectrum we have in its geographic operating area. Because of this, we may not have additional spectrum assets to lease in such geographical area to other potential customers. Further, other than our lease or transfer arrangements, currently we do not generate revenue from the operation of the broadband networks or technologies deployed by our customers. As a result, there is considerable uncertainty as to whether we can generate sufficient revenues to develop a profitable business from leasing or otherwise transferring our licensed 900 MHz spectrum.
Our ability to successfully commercialize our spectrum assets will also depend on the continued commercial availability of technology, products and solutions that can both utilize the broadband licenses we secure and satisfy our customers’ demands. Our spectrum assets are located within the 3GPP global standard of Band 8 (also known as the E-GSM band, or 880 - 915 MHz paired with 925 - 960 MHz). Band 8 is currently being utilized in LTE and 5G networks, with a specific designation for the US under Band 106 and n106. However, chipmakers and other technology, product and solution manufacturers and vendors may not continue to develop the technology, products and solutions required to satisfy our customers’ various use cases and meet the technical specifications established in the Report and Order. Further, adverse economic conditions, including as a result of inflation, trade restrictions and tariffs, regulatory actions and policy changes, and geopolitical matters, may result in supply chain issues which limit our customer’s ability to obtain the necessary technology and products to deploy an LTE or 5G wireless broadband network utilizing our spectrum. If such technologies, products and solutions are not available, not competitively priced or are significantly delayed, our targeted customers may decide not to pursue 900 MHz broadband licenses with us on acceptable terms, on a timely basis, or at all.
Our assessment that we should target utilities and other critical infrastructure entities as potential customers for our spectrum is based on our determination that these entities will need to install a significant number of new technologies, such as smart devices and sensors, that will generate an increasing amount of data that cannot be addressed well by their existing communication networks and systems. Our potential customers, however, are large organizations and their decision to implement private broadband networks, technologies and solutions is an involved decision and will require significant capital outlays. Any negotiation and contract process with these potential customers has taken, and likely will continue to take, a significant amount of time and effort to work through their approval and funding processes. In addition, there is no assurance that the governmental agencies that regulate these entities will in each case allow them to pass the capital costs of implementing broadband networks, technologies and solutions utilizing our spectrum on to their ratepayers, which could cause these entities to be unable to afford, or to elect not to pursue, rights to our spectrum assets. In addition, although there is broad availability of broadband LTE, there is no assurance that our targeted customers will be able to utilize existing networks, technologies and solutions with our spectrum for their desired use cases without requiring modifications to existing equipment or engaging in product and/or service development efforts, any of which could result in deployment delays, require them or us to invest in technology or other development activities or otherwise adversely limit the potential benefits or value of our spectrum assets. If any of these risks occur or continue beyond our plans and expectations, our plans to commercialize our spectrum assets may not be as valuable as we expect and we may experience significant delays in our commercialization plans, which will have an adverse effect on our business, financial condition, results of operations and prospects.
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
In addition to the leasing and sale of our spectrum assets, we are continuing to explore opportunities to expand our product and service offerings to leverage and enhance the value of our spectrum assets. We will continue to explore service offerings to help our customers deploy systems using our service offerings. We face significant competition in development, sale, and delivery of products and services related to our spectrum to our customers. Many of these competitors have significantly larger workforces, a broad array of capabilities, deep customer relationships, and greater financial resources. We may not be able to adequately compete in sales of these additional offerings, or be unable to develop, market or deliver competitive offerings.
We operate in a competitive environment, including with other spectrum holders that may offer broadband spectrum to our target customers. Additionally, many of the third parties who offer spectrum and communication technologies, products, services and solutions to our targeted customers have existing long-term relationships with these targeted customers and have significantly more resources and greater political and regulatory influence than we do, and we may not be able to successfully compete with these third parties.
Our competitors include spectrum holders, retail wireless network providers, such as Verizon, AT&T, T-Mobile, and EchoStar, private radio operators and other public and private companies, including potential new spectrum entrants, who supply spectrum or other communication networks, technologies, products and solutions to our targeted utility and critical infrastructure entities. For example, in February 2025, T-Mobile announced that it has entered into an agreement to sell its 800 MHz spectrum holdings. Although the transaction has not yet been approved by the FCC, the buyer of this spectrum has indicated it may make this spectrum available to our target utility customers. If the buyer of this spectrum elects to lease or sell the 800 MHz spectrum it acquires from T-Mobile to our target customers, the resulting direct competition from this offering could reduce the number of agreements we can secure to lease or sell our spectrum to our target customers and reduce the cost that potential customers are willing to pay to lease or acquire our spectrum, any of which would have a material adverse effect on our business, results of operations, financial condition and prospects.
Additionally, many of our competitors have significantly more resources, a longer track record of providing technologies, products, services and solutions to our targeted customers and greater political and regulatory influence than we do, all of which could prevent, delay or increase the costs of commercializing our spectrum to our targeted customers. In addition, we expect our targeted customers will bear the cost of installing and operating the broadband networks, technologies and solutions utilizing our licensed spectrum, thereby requiring the replacement of some or all of their existing communication systems. Given these significant capital requirements, there is no assurance that we will be able to generate enough revenues through the commercialize our spectrum assets to achieve profitability, especially in light of the competitive environment in which we operate, and the wide variety of technologies, products, services and solutions offered by our competitors. Further, in the process of pursuing broadband licenses, we may be required to make significant concessions or contractual commitments, make significant payments or assume significant costs, purchase additional spectrum or replacement communication systems or limit the use of our spectrum assets or restrict our pursuit of business opportunities to address the concerns expressed by incumbents and other interested parties.
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
Some of our competitors, such as Verizon, AT&T, T-Mobile, and EchoStar, have significantly greater pricing flexibility and have taken steps to compete or may decide to compete against us more aggressively. These and other competitors may own or acquire spectrum that directly competes with our 900 MHz spectrum and/or have developed or may develop technologies that directly compete with our solutions. If competitors offer spectrum rights or services, technologies and solutions to our targeted customers at prices and terms that make the licensing of our spectrum assets unattractive, our ability to license or otherwise commercialize our spectrum assets could be impaired. As a result, we may be unable to attract sufficient customers at prices or on terms that would enable us to generate sufficient revenues to operate a profitable business, which would have an adverse effect on the growth, results of operations and prospects. In addition, we may not be able to fund or invest in certain areas of our business to the same degree as our competitors. Several have substantially greater product development and marketing budgets and other financial and regulatory personnel resources than we do. Several also have greater name and brand recognition and a larger base of customers than we have. Competition could increase our selling and marketing expenses and related customer acquisition costs. We may not have the financial resources, technical expertise or marketing and support capabilities to compete successfully.
If we are unable to attract new customers, our results of operations and our business will be adversely affected.
Our targeted customers are large, heavily-regulated enterprises and our business plan requires these customers to commit to enter into long-term lease transactions or to purchase our spectrum and then to purchase and deploy broadband network equipment, solutions and services utilizing our 900 MHz Broadband Spectrum. There are typically a number of constituencies within each of our targeted customers that need to review and approve the commercial agreements of our spectrum before signing a contract with us. As a result, we have experienced, and we expect to continue to experience, long sales cycles with our targeted customers. In addition, numerous other factors, many of which are out of our control, may now or in the future impact our ability to acquire new customers, including not gaining support from governmental bodies that regulate our customers, the ability of our customers to pass their broadband spectrum use and deployment costs to their ratepayers, our customers’ existing commitments to other providers or communication solutions, real or perceived costs of securing our spectrum assets and deploying broadband networks, solutions and services, our failure to expand, retain and motivate our sales and marketing personnel, our failure to develop or expand relationships with the manufacturers or suppliers of broadband technologies, solutions and services that can be utilized on our spectrum, negative media, industry or financial analyst commentary regarding us or our solutions, litigation, the spectrum and service offerings of our competitors, the adverse impacts geopolitical uncertainties, inflation, trade restrictions and tariffs and other adverse economic conditions and events. Any of these factors could impact our ability to attract new customers to lease or obtain rights to our spectrum assets. As a result of these and other factors, we may be unable to timely attract enough customers to support our costs and to generate profits, which would harm our business, results of operations, financial condition and prospects.
Our sales and marketing initiatives, including our AnterixAcceleratorTM program, may not be successful.
We spend considerable resources developing and implementing sales and marketing initiatives and programs to facilitate the lease or sale of our spectrum assets to our target customers. For example, in March 2025, we announced our AnterixAcceleratorTM program aimed at speeding up the adoption of private wireless broadband networks by utilities. We committed an investment of up to $250 million in support of this program. This program offers features like a dollar-for-dollar match, customized ownership terms and Anterix White Glove Support. Although we adopted this program in consultation with our customers, potential customers and corporate partners, there is no assurance this program will be successful or will increase the leasing or sale of our 900 MHz spectrum assets. If our sales and marketing initiatives are not successful, we may never generate sufficient revenues to operate a profitable business and our results of operations, financial condition and prospects will be harmed.

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
Our strategic review process may not result in our identification or completion of a strategic transaction, which could have an adverse effect on our stock price and our business.
In February 2025, we announced that we had engaged Morgan Stanley & Co. LLC as our financial advisor to support a formal strategic review process. No decision has been made at this time by our Board of Directors as to whether to engage in any particular transaction. Any decision by our Board would depend on factors it deems relevant, which may include our projected financial performance, the financial performance and prospects of any partner or buyer in a strategic transaction, the likelihood that any such transaction could be successfully completed, the potential value to our stockholders, potential synergies that could be achieved from any strategic transaction, available alternative options and market conditions. There can be no assurance that our Board will identify an acceptable strategic partner or buyer or authorize the pursuit of any strategic alternative. Moreover, there can be no assurance as to the terms or the timing of any potential transaction, or whether any transaction may ultimately occur. Any potential transaction would depend on a number of factors, many of which may be beyond our control. Our inability to identify and complete an acceptable strategic transaction or any decision by our Board to cease the strategic review process could result in increased volatility of our stock and have an adverse effect on our business.
Macroeconomic and unfavorable market conditions, regulatory and policy changes, and ongoing geopolitical matters, may have an adverse impact on our business, financial results, stock price and results of operations as well as the business of our current and potential customers.
Recent geopolitical changes and regulatory and policy initiatives have created negative and uncertain macroeconomic conditions, and could result in adverse market conditions, decreases in per capita income and level of disposable income, increased inflation, rising interest rates and supply chain issues. Trade tensions or restrictions on free trade, including the tariffs imposed by the U.S. government and actions taken by other countries in response to these tariffs, could exacerbate these effects. Such conditions may adversely impact our business, financial results and prospects and our target customers’ businesses. In addition, such macroeconomic conditions could impact our ability to access the public markets as and when appropriate or necessary to carry out our operations or our strategic goals and adversely impact our strategic review process. We cannot predict the ongoing extent, duration or severity of these conditions, nor the extent to which we may be impacted.
Risks Related to Our Financial Condition
We may not be able to correctly estimate our operating expenses, future cash proceeds or future revenues, which could lead to cash shortfalls, and may prevent us from returning capital to our stockholders and require us to secure additional financing.
We have expended and will need to continue to expend substantial resources for the foreseeable future, to commercialize our spectrum assets to our targeted utility and critical infrastructure customers. We also will need to expend substantial resources for the foreseeable future to qualify for and obtain broadband licenses, including the costs related to retuning incumbent systems, purchasing additional spectrum from incumbents and/or making Anti-Windfall Payments to the U.S. Treasury to commercialize our spectrum assets. We believe our cash and cash equivalents on hand, along with contracted proceeds from customers will be sufficient to meet our financial obligations through at least 12 months from the date of this filing.

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
•the commercial terms, including the timing of payments, in our future commercial arrangements with our targeted customers;
•the costs associated with increasing the size of our organization, including the costs to attract and retain personnel with the skills required to support our business plans;
•adverse economic and market conditions, including as a result of inflation and trade restrictions and tariffs, that delay or otherwise hinder our commercialization efforts; and
•the funds we return to stockholders through our share repurchase program.
Our efforts to control and reduce our operating costs may not be successful. In addition, costs may arise that we currently do not anticipate and unanticipated events may occur that reduce the amounts and delay the timing of our future revenues. We may not be able to adjust our operations in a timely manner to compensate for any shortfall in our revenues, delays in obtaining broadband licenses, delays in entering commercial agreements for our spectrum or increases in the expenses required to secure broadband licenses and implement our commercialization and business plans.
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
We have a unique business model, and our business activities, strategic approaches and plans may not be successful.
Our business is reliant on our ability to secure broadband licenses pursuant to the Report and Order and to commercialize our spectrum assets to our targeted utility and critical infrastructure customers. Since the Report and Order, we have signed commercial agreements with seven of our target utility customers for the long-term lease or transfer of our spectrum assets. Although we are in discussions with other utilities and critical infrastructure companies, and we believe many of these utility and critical infrastructure customers have demonstrated an intention to acquire use of our 900 MHz Broadband Spectrum based on their level of engagement, there is no assurance that these discussions will continue to progress or will eventually result in contracts with these entities. There also is no assurance regarding the terms of any agreements we enter into with our target customers, including the time required to enter into an agreement and the amount or timing of any payments from any executed agreement. In addition, there is no assurance that we will be able to satisfy our obligations under our commercial agreements, including our obligations to secure broadband licenses on a timely basis and on commercially reasonable terms, or at all. As a result, there is no assurance that we will be successful in our efforts to commercialize our spectrum assets and other service offerings. Further, our ability to forecast our future operating results is limited and subject to a number of risks and uncertainties, including our ability to accurately forecast and estimate our future revenues and the expenses and time required to obtain broadband licenses and pursue our commercialization plans. We have encountered, and expect to continue to encounter, risks and uncertainties frequently experienced by businesses with unique business models that operate in highly competitive, technical and rapidly changing markets. If our assumptions regarding these risks and uncertainties are incorrect, or if there are adverse changes in our commercialization plans or opportunities or general economic conditions, or if we do not manage or address these risks and uncertainties successfully, our results of operations could differ materially and adversely from our expectations.

As a business with a unique business model, our future success will depend, in large part, on our ability to, among other things:
•comply with the requirements and restrictions the FCC has established in the Report and Order to qualify for and obtain broadband licenses in key geographic areas on a timely and cost-effective basis;
•successfully commercialize our spectrum assets to our targeted utility and critical infrastructure customers on favorable terms and on a timely basis;
•comply with our obligations under our existing and any future agreements with our customers on a timely basis and on commercially reasonable terms;
•compete against the purchaser of T-Mobile’s 800 MHz spectrum and other wireless companies, such as Verizon, AT&T, T-Mobile, and EchoStar and telecommunication manufacturers and vendors, many of whom have significantly greater resources and pricing flexibility, long-term relationships with our targeted customers and greater political and regulatory influence;
•successfully convince chipmakers and other technology, product and solution manufacturers and vendors to develop the technology, products and solutions required to satisfy our customers’ various use cases and meet the technical specifications established in the Report and Order; and
•successfully manage our internal business, regulatory, technical and commercial operations in an efficient and cost-effective manner.
Any failure to achieve one or more of these objectives could adversely affect our business, our results of operations and our financial condition.
We have had net losses each year since our inception and may not achieve or maintain profitability in the future.
We have incurred net losses each year since our inception and we may not achieve or maintain profitability in the future for a number of reasons, including without limitation, the costs to obtain broadband licenses, including the costs to clear the 900 MHz band, the costs to promote and commercialize our spectrum assets to our targeted utility and critical infrastructure customers, our inability to commercialize our spectrum assets to our targeted utility and critical infrastructure customers on a timely basis and on commercially favorable terms and changes in our revenue recognition policies. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in significant delays in our commercialization efforts, levels of revenue below our current expectations, or losses or expenses that exceed our current expectations. If our losses or expenses exceed our expectations or our revenue assumptions are not met in future periods, we may never achieve or maintain profitability in the future.
Our net operating losses (“NOLs”) are subject to certain restrictions and limitations, which may reduce our ability to use such NOLs in offsetting our future taxable income.
As of March 31, 2025, we had approximately $34.0 million of federal NOL carryforwards, expiring in various amounts from 2025 through 2037, to offset future taxable income and an additional $241.1 million in federal NOL carryforwards that can be carried forward indefinitely but are limited to 80% of future taxable income when used. In the United States, the utilization of our NOL carryforwards may be subject to a substantial annual limitations under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions due to ownership change limitations that have occurred previously or that could occur in the future. If we were to lose the benefits of these NOL carryforwards, our future earnings and cash resources would be materially and adversely affected. We have mainly incurred net losses since our inception, and we anticipate that we will continue to incur significant losses for the foreseeable future; thus, we do not know whether or when we will generate the U.S. federal taxable income necessary to utilize our NOLs.
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
•the supply of broadband spectrum made available to our targeted customers by existing wireless carriers, including broadband spectrum offered to our customers by the buyer of T-Mobile’s 800 MHz spectrum;
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
Risks Related to the Use of Our Spectrum
We may not be successful in the petition filed with the FCC to expand the 900 MHz Broadband Segment from 6 MHz to 10 MHz.
In February 2024, we along with several other interested parties, including major utilities and trade associations, filed a Petition for Rulemaking with the FCC. The Petition seeks the FCC’s adoption of its previously considered expansion of the current paired 3 x 3 MHz broadband segment to a paired 5 x 5 MHz broadband segment at the 900 MHz band. In January 2025, the FCC adopted a NPRM, the first step in developing rules for review and consideration. The NPRM incorporates almost all the recommendations of our Petition and is consistent with the FCC’s practices and policies. Nevertheless, obtaining a favorable result from the FCC may take a significant amount of time and resources. There is no assurance that the FCC will ultimately adopt rules along the lines originally advocated by us. As a result, our ability to successfully expand the 900 MHz Broadband Segment from 6 MHz to 10 MHz, could require more attention from our senior management team and be more expensive than we currently anticipate, and we ultimately may not be able to obtain the necessary regulatory approvals.
Our plans to commercialize our 900 MHz spectrum assets depend on our ability to continue to qualify for and obtain broadband licenses from the FCC in accordance with the requirements of the Report and Order. If we are unable to continue to obtain broadband licenses on a timely basis, our business, liquidity, results of operations and prospects will be materially adversely affected.
Our plans to commercialize our 900 MHz spectrum assets depend on our ability to continue to obtain broadband licenses in accordance with the requirements of the Report and Order. The Report and Order establishes three general eligibility requirements to obtain a broadband license, which we refer to herein as (i) the “50% Licensed Spectrum Test,” (ii) the “90% Broadband Segment Test” and (iii) the “240 Channel Requirement.” We need to satisfy all eligibility requirements in each county in the United States for which we desire to obtain a broadband license. Under the 50% Licensed Spectrum Test, we must demonstrate that we hold more than 50% of the licensed channels in the 900 MHz band in the applicable county. Under the 90% Broadband Segment Test, we must provide the FCC with a plan demonstrating that we hold, will protect, or have agreements with Covered Incumbents for, at least 90% of the licensed channels in the 6 MHz broadband segment designated by the FCC and within 70 miles of the county boundary. Under the 240 Channel Requirement, we must surrender 6 MHz (240 channels) of wideband or narrowband spectrum in the applicable county to the FCC. If we do not have a sufficient number of channels to satisfy any of these eligibility requirements, we will be required to purchase the additional channels from incumbents in privately negotiated transactions, swap channels with incumbents (including any required retuning of the incumbent radio systems), demonstrate the ability to protect Covered Incumbents or pay for the deficiency by making an Anti-Windfall Payment. The amount of spectrum we will be required to purchase and/or swap and the amount of any Anti-Windfall Payment will vary in each county based on our existing spectrum holdings in such county. Our ability to acquire and/or swap the additional spectrum necessary to secure broadband licenses in a desired county on a timely and cost-effective basis will depend on the incumbents who hold the additional spectrum we need to acquire or swap and their operations that we may need to retune or replace. Obtaining the required spectrum to qualify for broadband licenses in a particular county may take longer and be more expensive than we currently anticipate. In addition, as discussed in more detail below, incumbents may elect not to sell or swap their existing channels on reasonable terms, or at all, and until we obtain a broadband license from the FCC, we will not be able to utilize the Mandatory Retuning procedures the FCC established in the Report and Order. If we are unable to continue to obtain broadband licenses on favorable terms and on a timely basis, our business, liquidity, results of operations and prospects will be materially adversely affected. In addition, significant costs or delays beyond what we have anticipated in our business plan will further delay us from commercializing our spectrum assets, may prevent us from returning capital to stockholders (through dividends or stock repurchases), and require us to seek additional sources of capital and liquidity in order to carry out our business and plans, which could cause significant dilution to our existing stockholders. See the risk factor entitled “We may not be able to correctly estimate our operating expenses or future revenues, which could lead to cash shortfalls, and may prevent us from returning capital to our stockholders and require us to secure additional financing.”
The voluntary exchange process established by the FCC in the Report and Order may not allow us to clear or relocate incumbents in certain counties in a timely manner and on commercially reasonable terms, or at all.
The Report and Order establishes a market-driven, voluntary exchange process for clearing the channels in the broadband segment. When we apply for a broadband license, we will need to demonstrate that we satisfy the 90% Broadband Segment Test. The fact that we will need to account for 90% of the licensed channels in the broadband segment before we can file for a broadband application, can lead to holdouts by Covered Incumbents. For example, a Covered Incumbent may demand compensation in an amount that is disproportionate to the cost of relocating its system or any reasonable reflection of the value of its spectrum holdings or may elect not to negotiate an agreement at all. There is no assurance, however, that we can swap or acquire sufficient channels, including purchasing additional spectrum, swapping spectrum or entering into protective agreements with Covered Incumbents, to satisfy the 90% Broadband Segment Test in all counties on a timely basis and on commercially reasonable terms, or at all. Further, even if we satisfy the 90% Broadband Segment Test, as part of the Mandatory Retuning process we will be required to pay any costs associated with providing Covered Incumbents with comparable facilities and paying relocation costs.
In addition, the FCC has exempted channels from the Mandatory Retuning process that are being utilized by incumbents operating Complex Systems. The FCC exempted Complex Systems from the Mandatory Retuning requirements because retuning these systems could be complex and disruptive to the incumbent operators. Complex Systems are located in some of the largest business and population centers in the United States. Most are operated by electric utilities, including some utilities that actively opposed our 900 MHz Broadband Spectrum initiatives that resulted in the Report and Order. This exemption may prevent us from obtaining broadband licenses in counties where these Complex Systems are located (or if a Complex System is being operated within 70 miles of a county boundary for which we are attempting to obtain a broadband license) without the incumbent’s consent, which could be withheld for any reason, or for no reason. As a result, the incumbents operating Complex Systems can make demands that are not commercially reasonable (including the commercial terms to obtain the use of our spectrum), delay their decision or refuse to negotiate with us altogether. Our inability to obtain broadband licenses in counties where Complex Systems are currently being operated (or are being operated within 70 miles of a county boundary for which we are attempting to obtain a broadband license) could have a material adverse effect on our operations and business plan, our future prospects and opportunities and on our ability to develop a profitable business.
The members of the AAR may delay our ability to commercialize broadband licenses.
The AAR holds a nationwide geographic license for six non-contiguous channels in the 900 MHz band, three of which are located within the broadband segment established by the FCC in the Report and Order. These channels are used by freight railroads and a small number of regional rails for Advanced Train Control System operations. We recognized from the outset of the 900 MHz proceedings the importance of reaching agreements with the railroads about their relocation and worked with them throughout the FCC process. The Report and Order acknowledged the agreement we had reached with the AAR. In January 2020, we formalized our Agreement with the AAR in which we agreed to provide spectrum in the 900 MHz band to enable the AAR to relocate its operations, including operations utilizing the three channels located in the 900 MHz Broadband Segment. We cancelled these licenses in June 2020 in accordance with the AAR Agreement and the FCC Report and Order. The members of the AAR appear to be on track to clear their channels during calendar year 2025. Any delays by members of the AAR to complete the clearing of their channels could delay our ability to commercialize broadband licenses and the ability of our customers to deploy 3 x 3 MHz broadband networks in the affected area, which could harm our operations and business plans.
Our customers’ initiatives with the federal and state agencies and commissions that regulate electric utilities may not be successful, which may impact our commercialization efforts.
Our targeted utility and critical infrastructure customers are highly regulated by both federal and state agencies. Electrical utilities, for example, are regulated by federal agencies including the Department of Energy, the Department of Homeland Security, the Federal Energy Regulatory Commission and the NIST. We are working with each of these agencies to educate them about the potential benefits that private broadband LTE networks, technologies and solutions utilizing our spectrum assets can offer utilities. We are also working with state agencies and commissions who regulate the electrical utilities in their respective states, and who have a strong influence over electric utility buying decisions in their jurisdictions. Our goal with these state agencies and commissions is to gain their support for allowing utilities to pass the capital costs of leasing or purchasing our spectrum assets and deploying private broadband LTE networks, technologies and solutions to ratepayers, including at a customary rate of return for the utility company. To date, these initiatives have been successful with certain states in which our customers operate. We may not be successful, however, in gaining support from all of the governmental bodies that regulate our existing and future customers on a timely basis, or at all, which could hinder or delay our commercialization efforts with utilities and other entities. If we do not gain support from these governmental bodies, our targeted critical infrastructure customers may not find it commercially feasible to lease or buy our spectrum assets.
We may not be able to maintain any broadband licenses that we own and/or obtain from the FCC.
The FCC issues each spectrum license for a fixed period, typically ten years in the case of the FCC licenses for the narrowband spectrum we currently hold and 15 years for any broadband licenses we have or intend to secure in the future. The Report and Order establishes “performance” or build-out requirements that we will be required to meet to retain and renew any broadband licenses we obtain (“Build-out Requirements”). Performance will be measured at the six- and twelve-year anniversaries of each broadband license. Although we have contractual rights and remedies with our licensees in the event of their failure to meet the Build-Out Requirements, a failure to satisfy the six-year anniversary requirement, accelerates the twelve-year anniversary to a ten-year anniversary requirement. A failure to satisfy these requirements could result in the FCC’s termination of a broadband license or refusal to renew a previously issued broadband license. In addition, under our business plan, we intend for our customers to be responsible to pay the build-out and operating costs of such broadband systems. Such Build-Out Requirements could impose a significant expense and could cause potential customers to decide not to license broadband licenses from us, or to seek alternative communication solutions from other providers. Additionally, if the customer fails to satisfy these requirements, we have the step in rights to meet the Build-Out Requirements which could impose a significant expense on our business.
We may not be able to maintain any narrowband licenses that we own and/or obtain from the FCC or other licensees.
The FCC issues each spectrum license for a fixed period, typically ten years in the case of the FCC licenses for the narrowband spectrum we currently hold or intend to secure in the future. Our narrowband licenses are necessary for us to meet the eligibility requirements of becoming a broadband licensee and hence to obtain a broadband license. Narrowband licenses that have met their construction requirements must be renewed prior to their expiration date. These renewals are subject to continued certification that they are constructed and operational. Although we have contractual rights with site owners and operators, a failure to maintain these operations could occur outside of our control. A failure to satisfy these requirements could result in the FCC’s termination of a narrowband license or refusal to renew a previously issued narrowband license.
Government regulations or actions taken by governmental bodies could adversely affect our business prospects, liquidity and results of operations, including any changes by the FCC to the Report and Order or to the FCC rules and regulations governing the 900 MHz band.
The leasing and sale of spectrum licenses, as well as the deployment and operation of wireless networks and technologies, are regulated by the FCC and, depending on the jurisdiction, by state and local regulatory agencies. In particular, the FCC imposes significant regulation on licensees of wireless spectrum with respect to how FCC licenses may be transferred or sold. The FCC also regulates how the spectrum is used by licensees, the nature of the services that licensees may offer and how the services may be offered, including resolution of issues of interference. Failure to comply with FCC requirements applicable to a given license could result in revocation or non-renewal of the license, depending on the nature and severity of the non-compliance. If we, or any of the future licensees of our spectrum assets, fail to comply with applicable FCC regulations, we may be subject to sanctions or lose our FCC licenses, which would have a material adverse effect on our business, liquidity, results of operations and prospects.
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
Our success depends to a significant degree upon the contributions of our executive officers and key personnel, who have unique experience and expertise in the telecommunications industry, large scale and multi-year solution selling to utilities, wireless broadband networks, FCC rulemaking and spectrum retuning and clearing to obtain FCC licenses. Although we have adopted a severance plan for our executive officers, we do not otherwise have long-term employment agreements with any of our executive officers or key personnel. There is no guarantee that these individuals will remain employed with us. In addition, we have not obtained and do not expect to obtain key man life insurance that would provide us with proceeds in the event of the death or disability of any of our executive officers or key personnel. If any of our executive officers or key personnel were to cease employment with us, our operating results and the implementation of our commercial and business terms could suffer. Further, the process of attracting and retaining suitable replacements for our executive officers and key personnel would result in transition costs and could divert the attention of other members of our senior management team from our existing operations. As a result, the loss of services from our executive officers or key personnel or a limitation in their availability could materially and adversely impact our business, customer prospects and results of operations. Further, such a loss could be negatively perceived in the capital markets.
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
Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We cannot be certain that we will be successful in implementing or maintaining effective internal controls for all financial periods. We have discovered in the past and may discover in the future areas of our internal controls that need improvement or additional documentation. As we look to grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. The existence of any material weakness or significant deficiency in the future may require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. In addition, the existence of any material weakness in our internal controls could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect our value and our ability to raise any required capital in the future.
Risks Related to Our Common Stock
There is no assurance that a robust market in our common stock will develop or be sustained.
Since our common stock began trading on the Nasdaq Stock Market in 2015, a limited number of stockholders have owned a significant percentage of our common stock, which has resulted in a limited daily trading volume for our common stock. We cannot assure you that a more active or liquid trading market for our common stock will develop, or will be sustained if it does develop, either of which could materially and adversely affect the market price of our common stock, our ability to raise capital in the future and the ability of stockholders to sell their shares at the volume, prices and times desired. In addition, the risks and uncertainties related to our ability to timely commercialize our spectrum assets makes it difficult to evaluate our business, our prospects and the valuation of our Company, which limits the liquidity and volume of our common stock and may have a material adverse effect on the market price of our common stock.
Our common stock prices may be volatile, which could cause the value of our common stock to decline.
The market price of our common stock may be highly volatile and subject to wide fluctuations. Some of the factors that could negatively affect or result in fluctuations in the market price of our common stock include:
•the timing and costs of securing broadband licenses;
•our ability to enter into contracts with our targeted utility and critical infrastructure customers, on a timely basis and on commercially favorable terms;
•the terms of our customer contracts, including pre-payments and our contractual obligations;
•our ability to comply with our obligations, on a timely and cost-effective basis, under our existing customer contracts;
•market reaction to any changes in our business plans or strategies;
•announcements, offerings or actions by our competitors, including the recent purchaser of T-Mobile’s 800 MHz spectrum;
•governmental regulations or actions taken by governmental bodies;
•additions or departures of any of our executive officers or key personnel;
•actions by our stockholders;
•speculation in the press or investment community;
•general market, economic and political conditions, including an economic slowdown, inflation, trade restrictions and tariffs, and supply chain issues;
•our operating performance and the performance of other similar companies;
•changes in accounting principles, judgments or assumptions; and

•passage of legislation or other regulatory developments that adversely affect us or our industry.
Concentration of ownership will limit your ability to influence corporate matters.
Based on our review of publicly available filings as of June 18, 2025, funds affiliated with Owl Creek Asset Management, L.P. (“Owl Creek”) beneficially owned approximately 29.0%, funds affiliated with Heard Capital LLC owned approximately 9.3%, funds affiliated with BlackRock, Inc. owned approximately 6.2%, and funds affiliated with The Vanguard Group owned approximately 5.4%. These four investment firms collectively beneficially own approximately 49.8% of our outstanding shares of common stock. In addition, one of our directors is the Chief Portfolio Manager of Owl Creek. Although we are not aware of any voting arrangements between these stockholders, our significant stockholders can significantly influence: (i) the outcome of any corporate actions submitted by our Board for approval by our stockholders and (ii) any proposals or director nominees submitted by a stockholder. Further, they could place significant pressure on our Board to pursue corporate actions, director candidates and business opportunities they identify. For example, our significant stockholders could significantly influence a proposed sale of the company or its assets. As a result of this concentration of ownership, our other stockholders may have a reduced voice in our corporate actions or the operations of our business, which may adversely affect the market price of our common stock.
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
Risk Management and Strategy
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
Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with our Director of Information Technology (“IT”), who reports directly to our Chief Financial Officer. Our Director of IT has more than 20 years of experience working with enterprises to protect their systems from cybersecurity risks and to address other areas of risk management. We also engage other consultants and third parties in connection with our risk assessment and mitigation processes. These service providers assist with the design and implementation of our cybersecurity policies and procedures, as well as monitor and test our safeguards. We require each third-party service provider to certify that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company.
Governance
Oversight for this program is provided by the Audit Committee of the Board. Each quarter our executive officers review matters, including any cybersecurity matters, that may present material risks to our strategy, mission or objectives, and where appropriate, engage third parties to conduct assessments of the risks and gaps that require attention. Risk events are classified based on the evaluated likelihood of the risk materializing and its potential impact on the enterprise, and for each material risk a definitive risk mitigation strategy is developed, executed, and shared with the Audit Committee and the Board by our Chief Legal Officer and Corporate Secretary, working closely with our Chief Financial Officer and Director of IT, at least quarterly to ensure appropriate monitoring and management of the relevant risks. To date, based upon all evaluations and assessments, including third party evaluations, we have no cybersecurity threats that have materially affected, or are reasonably likely to materially affect, our business strategy, operations or financial condition.
Cybersecurity Threat Disclosure
To date, based upon all evaluations and assessments, including third party evaluations, we have no cybersecurity threats that have materially affected, or are reasonably likely to materially affect, our business strategy, operations or financial condition.
ITEM 2. PROPERTIES
We maintain offices in Woodland Park, New Jersey, McLean, Virginia and Abilene, Texas. The lease for our corporate headquarters at 3 Garret Mountain Plaza, Suite 401, Woodland Park, New Jersey, was renewed in February 2017 for an additional 10 years, for 19,276 square feet of office space with a termination date of June 2027. We have the right of first offer for adjacent space if it becomes available. In February 2019, we entered into a lease agreement for our second office space located at 8260 Greensboro Drive, Suite 501, McLean, Virginia, which was renewed in November 2024 for an additional 3.5 years, for 8,212 square feet of office space with a termination date of April 2028. In November 2018, we entered into a lease agreement to store equipment located at 5520 North First Street, Abilene, Texas for 5 years with a termination date of January 2029. The leased warehouse includes approximately 37,409 square feet. We believe that our existing facilities are adequate for our current needs.
We do not own any real property.

ITEM 3. LEGAL PROCEEDINGS
We are not involved in any material legal proceedings or other legal matters at this time. However, from time to time, we may be involved in litigation that arises from the ordinary operations of business, such as contractual or employment disputes or other general actions. See Note 15 Contingencies and Guaranty of the Notes to the Consolidated Financial Statements contained within this Annual Report for a further discussion of potential commitments and contingencies related to legal proceedings.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Shares of our common stock are listed for trading on the Nasdaq Capital Market under the symbol “ATEX”.
As of June 18, 2025, we had 18,695,874 shares of common stock outstanding and approximately 100 record holders of our common stock, including common stock held through brokerage firms in “street name.”
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
Securities Authorized for Issuance under Equity Compensation Plans.
We currently award stock options and restricted stock units to our employees meeting certain eligibility requirements under a plan approved by our stockholders in 2023, referred to as the “2023 Stock Plan” and have previously awarded stock options and restricted stock units to our employees meeting certain eligibility requirements under a plan approved by our stockholders in 2014 and 2010. The following table summarizes information about our equity compensation plans as of March 31, 2025:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options, RSUs and PSUs (1) (a)	Weighted-Average Exercise Price of Outstanding Stock Options or Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,822,471	$38.29	887,626	(2)
Equity compensation plans not approved by security holders	—	—	—
(1)Includes shares underlying RSUs and PSUs, at maximum, as of March 31, 2025.
(2)The Company adopted a new equity-based compensation plan known as the Anterix Inc. 2023 Stock Plan on August 8, 2023 (the “Effective Date”), which was amended on August 6, 2024 to increase the number of shares available thereunder by 1,100,000 shares (as amended, the “2023 Stock Plan”). The 2023 Stock Plan permits the Company to grant equity compensation awards to employees, consultants and non-employee directors of the Company. As of the Effective Date, no additional awards may be granted under the Anterix Inc. 2014 Stock Plan (the “2014 Stock Plan”). The 2023 Stock Plan authorizes 1,350,000 shares of common stock of the Company (“Shares”) for grant. Additionally, shares remaining for grant under the 2014 Stock Plan immediately prior to the Effective Date, shares subject to outstanding stock awards granted under the 2014 Stock Plan that, following the Effective Date, expire or are terminated or cancelled without having been exercised or settled in full, and shares acquired pursuant to an award subject to forfeiture or repurchase that are forfeited or repurchased by the Company for an amount not greater than the recipient’s purchase price, are issuable under the 2023 Stock Plan.
Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any equity securities not registered under the Securities Act, during the fiscal year ended March 31, 2025.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers.
The following table provides information with respect to purchases of our common stock by us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended March 31, 2025.

Issuer Purchases of Equity Securities (1)
(in thousands except for share and per share data)
Period	Total Number of Shares Purchased	Average Price paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs
January 1, 2025 through January 31, 2025
Open market and privately negotiated purchases	—	$—	—	$229,617
February 1, 2025 through February 28, 2025
Open market and privately negotiated purchases	16,900	38.56	16,900	228,965
March 1, 2025 through March 31, 2025
Open market and privately negotiated purchases	33,700	38.67	33,700	227,662
Total	50,600	$38.63	50,600	$227,662
(1)On September 29, 2021, our Board authorized a share repurchase program (the “2021 Share Repurchase Program”) pursuant to which we may repurchase up to $50.0 million of our outstanding shares of common stock on or before September 29, 2023. We repurchased and subsequently retired a total of $33.9 million of our common stock under the 2021 Share Repurchase Program, including $10.7 million during fiscal year 2024. On September 21, 2023, our Board authorized the new 2023 Share Repurchase Program pursuant to which we may repurchase up to $250.0 million of our common stock on or before September 21, 2026. We repurchased and subsequently retired a total of $13.9 million of our common stock under the 2023 Share Repurchase Program during fiscal year 2024. We repurchased and subsequently retired a total of $8.4 million of our common stock under the 2023 Share Repurchase Program during fiscal year 2025. We may repurchase shares of our common stock via the open market and/or privately negotiated transactions. Repurchases will be made in accordance with applicable securities laws and may be effected pursuant to Rule 10b5-1 trading plans. The manner, timing and amount of any share repurchases will be determined by us based on a variety of factors, including proceeds from customer contracts, the timing of which is unpredictable, as well as general business and market conditions, our capital position, and other strategic considerations. The 2023 Share Repurchase Program does not obligate us to repurchase any particular amount of our common stock.
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
Business Developments
LCRA Expansion Agreement
In January 2025, we entered into the second agreement with LCRA (the “LCRA Expansion Agreement”) to sell 900 MHz Broadband Spectrum covering 34 additional counties in its service area, building upon the 68 counties covered by our first LCRA Agreement for total estimated consideration of $13.5 million.
Oncor Agreement
In June 2024, we entered into an agreement with Oncor to sell 900 MHz Broadband covering 95 counties to deploy a private wireless broadband network in its transmission and distribution service area for total estimated consideration of $102.5 million (the “Oncor Agreement”). The total payment of $102.5 million comprises an initial payment of $10.0 million received in June 2024 and remaining payments that are due to us for each county, at closing. The timing and rights to milestone payments could vary as 900 MHz broadband licenses are granted by the FCC, broadband licenses are assigned to Oncor and incumbents are cleared by us. Oncor operates more than 143,000 circuit miles of transmission and distribution lines in Texas, delivering electricity to more than four million homes and businesses across a service territory that has an estimated population of approximately 13 million people.
Corporate Developments
Executive Chairman Transition
In December 2024, we announced Morgan O’Brien’s retirement as a director, as Executive Chairman of the Board, and as an executive of the Company, each effective as of December 31, 2024. In addition, we entered into a consulting agreement with Mr. O’Brien. See Note 10 Related Party Transactions for further discussion.

We appointed Thomas R. Kuhn, as the Chairman of the Board (the “Board Chair”), effective January 1, 2025. The Board also appointed Mr. Kuhn as the Chair of the newly established Utility Engagement Committee. This committee is responsible for overseeing and strengthening our relationships and commercialization efforts within the utility industry.
Subsequently, on January 22, 2025, we entered into an employment agreement with Mr. Kuhn naming him as Executive Chairman (the “Employment Agreement”). Due to his appointment as an executive of the Company, effective as of the date of his appointment, Mr. Kuhn resigned from serving on the Board’s Compensation Committee, Audit Committee and Nominating and Governance Committee.
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
In connection with Mr. Schwartz’s resignation, we negotiated a Transition and Separation Agreement (the “Transition Agreement”), which provided the following benefits (subject to effectiveness and the terms and conditions of the Transition Agreement), (i) two times the sum of his annualized salary and target bonus, for an aggregate amount of approximately $2.2 million, (ii) a pro-rata target bonus for fiscal year 2025, less any bonus amount previously paid for fiscal year 2025, for an aggregate amount of approximately $0.2 million and (iii) a subsidized COBRA continuation coverage for 18 months. Additionally, in connection with the Transition Agreement, a portion of Mr. Schwartz’s unvested time-based awards and performance-based awards accelerated and vested on a pro-rated basis, and Mr. Schwartz received an option exercise period extension. See Note 13 Stockholders’ Equity for further discussion.

Results of Operations
A discussion and analysis of the primary factors contributing to our results of operations are presented below. The following tables summarize our results of operations and financial data for the years ended March 31, 2025 (“Fiscal 2025”) and March 31, 2024 (“Fiscal 2024”). The following data should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

	2025	2024
Spectrum revenue	$6,031	$4,191

Operating expenses
General and administrative	42,671	44,423
Sales and support	6,110	5,693
Product development	5,735	5,697
Severance and other related charges	3,771	—
Depreciation and amortization	548	844
Operating expenses	58,835	56,657
Gain on exchange of intangible assets, net	(22,799)	(35,024)
Gain on sale of intangible assets, net	(18,294)	(7,364)
Loss from disposal of long-lived assets, net	3	44
Loss from operations	(11,714)	(10,122)
Interest income	2,159	2,374
Other income	75	233
Loss before income taxes	(9,480)	(7,515)
Income tax expense	1,892	1,613
Net loss	$(11,372)	$(9,128)
Summary.
Our net loss for Fiscal 2025 increased by approximately $2.2 million, or 25%, to $11.4 million from $9.1 million in Fiscal 2024. The increase in net loss was primarily due to the following:
•Spectrum revenues increased by $1.8 million, or 44%, to $6.0 million in Fiscal 2025 from $4.2 million in Fiscal 2024. The increase in our spectrum revenue was primarily attributable to revenue recognized in connection with our agreement with Xcel Energy of approximately $1.3 million and our agreement with Evergy of approximately $0.6 million. For a discussion of our revenue recognition policy, refer to Note 2 Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements contained within this Annual Report.
•General and administrative expenses decreased by $1.8 million, or (4)%, to $42.7 million in Fiscal 2025 from $44.4 million in Fiscal 2024. The decrease resulted from $2.6 million lower stock compensation expense, $0.9 million lower consulting fees, $0.3 million lower regulatory fees and $0.2 million lower recruiting costs, partially offset by $0.5 million higher headcount related costs primarily driven by merit increases, $1.0 million due to fiscal 2024 executive bonuses related to the Oncor Agreement deemed fiscal 2025 compensation and $0.7 million higher professional services fees.
•Sales and support expense increased by $0.4 million, or 7%, to $6.1 million in Fiscal 2025 from $5.7 million in Fiscal 2024. The increase primarily resulted from $0.5 million higher headcount related costs, $0.3 million fees related to the Oncor Agreement, partially offset by $0.2 million in lower contract consulting fees and $0.2 million stock compensation expense.
•Severance and other related expenses increased by $3.8 million, or 100%, to $3.8 million in Fiscal 2025 from zero for Fiscal 2024. The increase is primarily attributable to severance and stock compensation expenses related to the CEO Transition and workforce reduction.
•Gain on exchange of intangible assets, net decreased by $12.2 million, or (35)%, to $22.8 million in Fiscal 2025 from $35.0 million for Fiscal 2024. During Fiscal 2025, we exchanged our narrowband licenses for broadband licenses in 67 counties. In connection with the exchange, we recorded an estimated accounting cost basis of $27.0 million for the new broadband licenses and disposed of $4.2 million related to the value ascribed to the narrowband licenses we relinquished to the FCC for those same 67 counties. As a result, we recorded a $$22.8 million non-monetary gain on exchange of the intangible assets on our Consolidated Statements of Operations. Refer to Note 7 Intangible Assets in the Notes to the Consolidated Financial Statements contained within this Annual Report for further discussion on the exchanges.
•Gain on sale of intangible assets, net increased by $10.9 million, or 148%, to $18.3 million in Fiscal 2025 from $7.4 million for Fiscal 2024. During Fiscal 2025, we transferred to Oncor four broadband licenses and recorded a $18.3 million gain on sale of intangible assets on our Consolidated Statements of Operations. Refer to Note 7 Intangible Assets in the Notes to the Consolidated Financial Statements contained within this Annual Report for further discussion on the sale of intangible assets.
•Interest income decreased by $0.2 million, or (9)%, to $2.2 million in Fiscal 2025 as compared to $2.4 million from Fiscal 2024. The decrease was primarily attributable to a lower average cash balance during the period.
•Income tax expense increased by $0.3 million, or 17%, to $1.9 million in Fiscal 2025 from $1.6 million in Fiscal 2024. The increase was primarily attributable to higher state effective tax rate due to taxable income related to customer milestone payments.
Liquidity and Capital Resources
Our principal source of liquidity is our cash and cash equivalents generated from customer contract proceeds. At March 31, 2025, we had cash and cash equivalents of $47.4 million.
We believe our cash and cash equivalents on hand, along with contracted proceeds from customers, will be sufficient to meet our financial obligations through at least 12 months from the date of this Annual Report. As noted above, our future capital requirements will depend on a number of factors, including among others, future customer contracts, the costs and timing of our spectrum retuning activities, spectrum acquisitions and the Anti-Windfall Payments to the U.S. Treasury, our operating activities, any cash proceeds we generate through our commercialization activities, our ability to timely deliver broadband licenses to our customers in accordance with our contractual obligations and our obligation to refund payments or pay penalties if we do not meet our commercial obligations. The repurchase of shares of our common stock under our share repurchase program would also reduce our available cash and cash equivalents. We deploy this capital at our determined pace based on several key ongoing factors, including customer demand, market opportunity, and offsetting income from spectrum leases. We cannot reasonably estimate any potential impact to our results of operations, commercialization efforts and financial condition arising from changes to our macroeconomic, legal or regulatory environment, including potential legislation affecting the energy or utility industry, the telecommunications environment, or supply chains. We are actively managing our business to maintain our cash flow and believe that we currently have adequate liquidity. To implement our business plans and initiatives, however, we may need to raise additional capital. We cannot predict with certainty the exact amount or timing for any future capital raises. See “Risk Factors” in Item 1A of Part I of this Annual Report for a reference to the risks and uncertainties that could cause our costs to be more than we currently anticipate and/or our revenue and operating results to be lower than we currently anticipate. If required, we intend to raise additional capital through debt or equity financing or through some other financing arrangement. However, we cannot be sure that additional financing will be available if and when needed, or that, if available, we can obtain financing on terms favorable to our stockholders and to us. Any failure to obtain financing when required will have a material adverse effect on our business, operating results, financial condition and liquidity.
Cash Flows from Operating, Investing and Financing Activities

	For the years ended March 31,
(in thousands)	2025	2024
Net cash (used in) provided by operating activities	$(29,263)	$41,993
Net cash provided by investing activities	$22,753	$8,089
Net cash used in financing activities	$(6,590)	$(25,140)
Net cash (used in) provided by operating activities
Our principal source of cash provided by operating activities is our customer contract proceeds in the form of advanced payments. For spectrum revenue agreements, we record these advanced payments as deferred revenue on our Consolidated Balance Sheets and recognize revenue over the term of the lease, which is typically 20 to 30 years. For spectrum sale agreements, we record advanced payments as a contingent liability on our Consolidated Balance Sheets and derecognize this liability upon closing of the sale along with recording a gain or loss on sale. In addition, our cash flows reflect a non-cash gain or loss on disposal of intangible assets for the difference in cost basis as we exchange narrowband licenses for broadband licenses. We expect net cash (used in) provided by operating activities to be affected by the progress on our customer agreements as well as changes in other operating assets and liabilities. The following represents our changes in net cash (used in) provided by operating activities for Fiscal 2025 and Fiscal 2024.

Net cash used in operating activities was approximately $29.3 million in Fiscal 2025. The net cash used in operating activities in Fiscal 2025 was primarily due to the following:
•$11.4 million decrease related to our operating loss, which includes a reduction of $25.0 million of non-cash items. Refer to the Results of Operations;
•$2.7 million increase in accrued severance and other related charges primarily due to the CEO Transition and workforce reduction offset by $0.4 million in cash payments;
• $2.5 million increase in deferred revenue due to $8.5 million cash proceeds from Ameren Corporation related to cash proceeds from our 900 MHz Broadband Spectrum customer prepayments offset by $6.0 million in revenue recognition in connection with the delivery of cleared 900 MHz Broadband Spectrum; and
•$6.0 million increase in contingent liability related to the Oncor Agreement net of transferred broadband licenses for four counties.
Net cash provided by operating activities was approximately $42.0 million in Fiscal 2024. The net cash provided by operating activities in Fiscal 2024 was primarily due to the following:
•$9.1 million decrease related to our operating loss, which includes $23.6 million of non-cash items. Refer to the Results of Operations;
•$61.5 million increase in deferred revenue due to $66.0 million cash proceeds from our 900 MHz Broadband Spectrum customer prepayments offset by $4.2 million in revenue recognition in connection with the delivery of cleared 900 MHz Broadband Spectrum; and
•$15.0 million increase in contingent liability related to the LCRA Agreement.
Net cash provided by investing activities
Our principal outflow of cash used in investing activities is our purchases of intangible assets, including refundable deposits, retuning costs and swaps, which represent our spectrum clearing efforts as we work toward the conversion from narrowband to broadband spectrum. The purchases of intangible assets may be offset by current period cash proceeds from the sale of intangible assets, with a potential non-cash derecognition of the contingent liability for any proceeds received and recognized in operating activities in a prior period. Payments received in the current period are reflected as investing activities on the Consolidated Statements of Cash Flows upon the sale of intangible assets. We expect net cash provided by investing activities to be affected by the timing of our spectrum clearing efforts and the closing of our sale transactions and the related transfer of broadband licenses. The following represents our changes in net cash provided by investing activities for Fiscal 2025 and Fiscal 2024.
Net cash provided by investing activities was approximately $22.8 million and $8.1 million in Fiscal 2025 and Fiscal 2024 respectively. For Fiscal 2025, the net cash provided by investing activities resulted from $40.9 million sale of spectrum related to our transfer of four broadband licenses to Oncor, offset by $18.1 million in payments made to acquire, swap or retune wireless licenses in markets across the United States and $0.1 million for purchases of equipment. For Fiscal 2024, the net cash provided by investing activities resulted from $25.4 million sale of spectrum related to our transfer of the San Diego County and Imperial County broadband license to SDG&E, offset by $17.0 million in payments made to acquire, swap or retune wireless licenses in markets across the United States and $0.3 million for purchases of equipment.
Net cash used in financing activities
Our principal outflow of cash used in financing activities is a result of our equity transactions, including repurchases of common stock and taxes and fees associated with the issuance of restricted stock awards, offset by proceeds from stock options exercised in the period. We expect net cash used in financing activities to be affected by the timing of future equity transactions including the timing of our repurchases of common stock. The following represents our changes in net cash used in financing activities for Fiscal 2025 and Fiscal 2024.
Net cash used in financing activities was approximately $6.6 million and $25.1 million in Fiscal 2025 and Fiscal 2024, respectively. For Fiscal 2025, net cash used in financing activities was primarily from the repurchase of common stock of $8.4 million, payments of withholding tax on net issuance of restricted stock of $1.8 million, partially offset by the proceeds from stock option exercises of $3.7 million. For Fiscal 2024, net cash used in financing activities was primarily from the repurchase of common stock of $24.7 million, payments of withholding tax on net issuance of restricted stock of $1.2 million, partially offset by the proceeds from stock option exercises of $0.8 million.

Expected future cash proceeds
The following table illustrates the estimated contracted customer proceeds for Fiscal 2026 and thereafter (in thousands):

Customers	Fiscal 2026(1)	Thereafter(1)(2)
Ameren	$—	$16,300
SDG&E	—	3,100
Xcel Energy	7,500	5,300
LCRA	13,000	15,500
TECO	—	27,600
Oncor	58,300	—
Total	$78,800	$67,800
(1) Total cash proceeds are subject to change based on final delivery date of the broadband licenses for the associated milestone, which may include penalties associated with delayed deliveries.
(2) Thereafter expected cash proceeds range from FY27 through FY29.
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
We are obligated under certain lease agreements for office space with lease terms expiring on various dates from June 30, 2027 through January 31, 2029, which includes a three to ten-year lease extension for our corporate headquarters. We have also entered into multiple lease agreements for tower space related to our spectrum holdings. These lease expiration dates range from April 9, 2025 to March 25, 2032. Total estimated payments for these lease agreements are approximately $6.2 million (exclusive of real estate taxes, utilities, maintenance and other costs borne by us). We also have an obligation to clear the tower site locations, for which we recorded an asset retirement obligation (the “ARO”). Total estimated payments as a result of the ARO is approximately $0.6 million. See Note 2 Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements contained within this Annual Report for further information on the ARO. In addition to the lease payments and ARO for our tower site locations, we entered into agreements with several third parties in multiple U.S. markets to acquire, retune or swap wireless licenses for cash consideration. As of March 31, 2025, our total estimated future payments for these agreements with incumbents are approximately $7.0 million.
Xcel Energy Guaranty
In October 2022, we entered into an agreement with Xcel Energy providing Xcel Energy dedicated long-term usage of our 900 MHz Broadband Spectrum for a term of 20 years throughout Xcel Energy’s service territory in eight states the Xcel Energy Agreement. In connection with Xcel Energy Agreement, we entered into a guaranty agreement, under which we guaranteed the delivery of the relevant 900 MHz Broadband Spectrum and the associated broadband licenses in Xcel Energy’s service territory in eight states along with other commercial obligations. In the event of default or non-delivery of the specific territory’s 900 MHz Broadband Spectrum, we are required to refund payments we have received. In addition, to the extent we have performed any obligations, our liability and remaining obligations under the Xcel Energy Agreement will extend only to the remaining unperformed obligations. We recorded $67.1 million in deferred revenue in connection with the prepayments received as of March 31, 2025. We commenced delivery of the relevant cleared 900 MHz Broadband Spectrum and the associated broadband leases in the first quarter of fiscal year 2024 and will continue through 2029. As of March 31, 2025, the maximum potential liability of future undiscounted payments under this agreement is approximately $62.0 million, reflecting a reduction in liability due to the obligations it has performed to date.
Share Repurchase Program
In September 2021, our Board authorized a share repurchase program pursuant to which we may repurchase up to $50.0 million of our common stock on or before September 29, 2023. We repurchased and subsequently retired a total of

$33.9 million of our common stock under the 2021 Share Repurchase Program, including $10.7 million during fiscal year 2024. On September 21, 2023, our Board authorized the new 2023 Share Repurchase Program pursuant to which we may repurchase up to $250.0 million of our common stock on or before September 21, 2026. We repurchased and subsequently retired a total of $13.9 million of our common stock under the 2023 Share Repurchase Program during fiscal year 2024. We repurchased and subsequently retired a total of $8.4 million of our common stock under the 2023 Share Repurchase Program during fiscal year 2025. We may repurchase shares of our common stock via the open market and/or privately negotiated transactions. Repurchases will be made in accordance with applicable securities laws and may be effected pursuant to Rule 10b5-1 trading plans. The manner, timing and amount of any share repurchases will be determined by us based on a variety of factors, including, proceeds from customer contracts, the timing of which is unpredictable, as well as general business and market conditions, our capital position and other strategic considerations. The 2023 Share Repurchase Program does not obligate us to repurchase any particular amount of our common stock.
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. For the year end March 31, 2025, we had no excise tax expense. For the year ended March 31, 2024, excise tax expense was approximately $0.2 million.
The following table presents the share repurchase activity for Fiscal 2025 and Fiscal 2024 (in thousands, except per share data):

	For the years ended March 31,
	2025	2024
Number of shares repurchased and retired	245	736
Average price paid per share*	$33.71	$33.72
Total cost to repurchase	$8,398	$24,676
* Average price paid per share includes costs associated with the repurchases, excluding excise taxes associated with the share repurchases.
As of March 31, 2025, $227.7 million is remaining under the 2023 Share Repurchase Program.
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

The valuation approach used to estimate fair value for the purpose of impairment testing requires management to use complex assumptions and estimates such as population, discount rates, industry and market considerations, long-term market equity risk, as well as other factors. These assumptions and estimates depend on our ability to accurately predict forward looking assumptions including successfully applying for broadband licenses, commercializing our 900 MHz Broadband Spectrum and properly estimating favorable deal terms over the life of the contract. For impairment testing, estimated fair value of counties without an associated deal is determined using a market-based approach primarily using the 600 MHz auction price. The FCC will use the spectrum price based on the average price paid in the FCC’s 600 MHz auction to calculate the Anti-Windfall Payments. The estimated fair value of realized deals is determined using a transaction specific market approach based on the deal specific terms and adjusted for our rate of return and present value taking into consideration the timing of payments. In addition, we performed a sensitivity analysis to recent auctions and transactions noting that while in some cases the value was lower than the 600 MHz auction price, the values were well above our carrying value. Furthermore, if management determines that for impairment testing purposes, the 600 MHz auction price is not the appropriate market-based fair value, and the new estimated fair value is lower by over 50%, our intangible assets would still not be impaired as the current estimated fair value for impairment testing purposes exceeds book value by more than 50%.
During the years ended March 31, 2025 and 2024, we performed a step one quantitative approach impairment test as of January 1, 2025 and 2024, respectively, to determine if the fair value of the combined licenses by the associated geographical or deal market exceeds the carrying value for each geographical or deal market. We use Demonstrated Intent (“DI”) to allocate licenses by geographical region. DI determines how likely a deal is to close based on certain factors, like applying for an experimental license, entering into a request for proposal, joining certain utility board or publicly backing 900 MHz Broadband Spectrum and its application. Based on the results of the impairment test, there were no impairment charges recorded during the year ended March 31, 2025 and 2024.
Recent Accounting Pronouncements
Information regarding recent accounting pronouncements, including those recently adopted, is provided in Note 2 Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements contained within this Annual Report.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our financial instruments consist of cash, cash equivalents, non-trade accounts receivable and accounts payable. We consider investments in highly liquid instruments purchased with original maturities of 90 days or less to be cash equivalents. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the highly liquid instruments in our portfolio, a 10% change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required by this item are set forth in Item 15 beginning on page F-1 and are filed as part of this Annual Report.
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
Our management, under the supervision of our President and Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, our management determined that, as of March 31, 2025, we maintained effective internal control over financial reporting.
Attestation Report on Internal Control over Financial Reporting
Our management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that exempt certain smaller reporting companies, as that term is defined in Rule 12-b2 of the Exchange Act, from such requirement.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(d) of the Exchange Act, during the quarterly period ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 9B. OTHER INFORMATION
Director and Executive Officer Trading
During the three months ended March 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).
ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information relating to our directors, executive officers and corporate governance, including our Code of Business Conduct, will be included in the proxy statement for our 2025 annual meeting of our stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference. The full text of our Code of Business Conduct, which is the code of ethics that applies to all of our officers, directors and employees, can be found in the “Investors” section of our website accessible to the public at www.anterix.com.
ITEM 11. EXECUTIVE COMPENSATION
Information relating to our executive compensation will be included in the proxy statement for our 2025 annual meeting of our stockholders, expected to be filed within 120 days of the end of our fiscal year. This information (except for the disclosure under the heading “Pay-Verse-Performance”) is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information relating to the security ownership of certain beneficial owners and management will be included in the proxy statement for our 2025 annual meeting of our stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information relating to certain relationships and related transactions and director independence will be included in the proxy statement for our 2025 annual meeting of our stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information relating to principal accountant fees and services will be included in the proxy statement for our 2025 annual meeting of our stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference.

PART IV.
ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a)(1) The following consolidated financial statements of the Company appear beginning on page F-1 of this Annual Report and are incorporated by reference in Part II, Item 8:
Reports of Independent Registered Public Accounting Firms (PCAOB ID Number 248)
Consolidated Balance Sheets as of March 31, 2025 and 2024
Consolidated Statements of Operations for the Years Ended March 31, 2025 and 2024
Consolidated Statements of Stockholders’ Equity for the Years Ended March 31, 2025 and 2024
Consolidated Statements of Cash Flows for the Years Ended March 31, 2025 and 2024
Notes to Consolidated Financial Statements
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

3.1.1
Certificate of Amendment No. 1 to Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 of the Current Report on Form 8-K, filed with the SEC on November 5, 2015 and incorporated herein by reference (File No. 001-36827)).

3.1.2
Certificate of Amendment No. 2 to Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 of the Current Report on Form 8-K, filed with the SEC on August 6, 2019 and incorporated herein by reference (File No. 001-36827)).

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
10.4+
Form of Notice of Grant of Stock Option under 2010 Stock Plan (filed as Exhibit 10.4 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156)).

10.5+
Form of Notice of Grant of Restricted Stock Bonus under 2010 Stock Plan (filed as Exhibit 10.5 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156)).

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

10.15†
License Agreement, dated September 15, 2014, by and between the Company and Sprint/United Management Company (filed as Exhibit 10.19 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156)).

10.16†
Spectrum Rights Agreement, dated September 8, 2014, by and between PDV Spectrum Holding Company, LLC and Motorola Solutions, Inc. (filed as Exhibit 10.20 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156)).

10.17+#	The Company’s Executive Severance Plan as amended December 5, 2024.
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

10.25^
Transition Agreement between PDV Spectrum Holding Company, LLC and Association of American Railroads, dated January 28, 2020 (filed as Exhibit 10.35 to the Annual Report on Form 10-K for the year ended March 31, 2020, filed with the SEC on May 28, 2020 and incorporated herein by reference (File No. 001-36827)).

10.26
Amendment 2, dated August 6, 2020, to the IP Assignment, Software Support, and Development Services Agreement, dated as of January 7, 2019, by and between the Company and TeamConnect, LLC (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on August 6, 2020 and incorporated herein by reference (File No. 001-36827)).

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

10.30+	Anterix Inc. 2023 Stock Plan (filed as Exhibit B of the Definitive Proxy Statement, filed with the SEC on July 14, 2023 and incorporated herein by reference (File No. 001-36827)).
10.31+
Transition and Separation Agreement, dated October 8, 2024, by and between the Company and Robert H. Schwartz (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed with the SEC on November 13, 2024 and incorporated herein by reference (File No. 001-36827)).

10.32+
Offer Letter and Employment Agreement, dated October 6, 2024, by and between the Company and Scott Lang (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed with the SEC on November 13, 2024 and incorporated herein by reference (File No. 001-36827)).

10.33+
Subsequent Release, dated November 2, 2024, by and between the Company and Robert H. Schwartz (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed with the SEC on November 13, 2024 and incorporated herein by reference (File No. 001-36827)).

10.34+
Independent Contractor Services Agreement, by and between the Company and Morgan O’Brian (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, filed with the SEC on February 11, 2025 and incorporated herein by reference (File No. 001-36827)).

10.35+
Offer Letter and Employment Agreement, dated January 22, 2025, by and between the Company and Thomas Kuhn (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, filed with the SEC on February 11, 2025 and incorporated herein by reference (File No. 001-36827)).

19.1#	Insider Trading Policy.
21.1#	Subsidiaries of Registrant.
23.1#	Consent of Grant Thornton LLP Independent Registered Public Accounting Firm relating to the Consolidated Financial Statements of the Company, dated June 26, 2024.
24.1#	Power of Attorney (included on signature page hereto).
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
97.1+
Executive Officer Compensation Recoupment Policy (filed as Exhibit 97.1 to the Annual Report on Form 10-K for the year ended March 31, 2024, filed with the SEC on June 26, 2024 and incorporated herein by reference (File No. 001-36827)).

101	The following financial information from Anterix Inc.’s Annual Report on Form 10-K for the year ended March 31, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized in Woodland Park, State of New Jersey, on June 24, 2025.

Anterix Inc.

By:	/s/ Scott A. Lang
Scott A. Lang
President and Chief Executive Officer (Principal Executive Officer)
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Scott A. Lang and Timothy A. Gray, and each of them individually, as the undersigned’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for the undersigned and in the undersigned’s name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their respective substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Act of 1933, this Annual Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott A. Lang	President and Chief Executive Officer (Principal Executive Officer)	June 24, 2025
Scott A. Lang

/s/ Timothy A. Gray	Chief Financial Officer (Principal Financial and Accounting Officer)	June 24, 2025
Timothy A. Gray

/s/ Thomas Kuhn	Executive Chairman of the Board	June 24, 2025
Thomas Kuhn

/s/ Leslie B. Daniels	Director	June 24, 2025
Leslie B. Daniels

/s/ Mark Fleischhauer	Director	June 24, 2025
Mark Fleischhauer

/s/ William Heard	Director	June 24, 2025
William Heard

/s/ Mahvash Yazdi	Director	June 24, 2025
Mahvash Yazdi

/s/ Jeffrey Altman	Director	June 24, 2025
Jeffrey Altman

Page F- 1

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Anterix Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Anterix Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
Critical audit matters
Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2018.
New York, New York
June 24, 2025

Page F- 2

Anterix Inc.
Consolidated Balance Sheets
March 31, 2025 and 2024
(in thousands, except share and per share data)

	March 31, 2025	March 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$47,374	$60,578
Non-trade receivable	2,926	—
Spectrum receivable	7,107	8,521
Escrow deposits	547	—
Prepaid expenses and other current assets	2,801	3,912
Total current assets	60,755	73,011
Escrow deposits	7,103	7,546
Property and equipment, net	1,302	2,062
Right of use assets, net	4,829	4,432
Intangible assets	228,983	216,743
Deferred broadband costs	28,944	19,772
Other assets	1,188	1,328
Total assets	$333,104	$324,894
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and other accrued expenses	$9,075	$8,631
Accrued severance and other related charges	2,265	—
Due to related parties	30	—
Operating lease liabilities	1,643	1,850
Contingent liability	8,093	1,000
Deferred revenue	6,095	6,470
Total current liabilities	27,201	17,951
Operating lease liabilities	3,747	3,446
Contingent liability	15,336	15,000
Deferred revenue	118,577	115,742
Deferred gain on sale of intangible assets	4,911	4,911
Deferred income tax	6,606	6,281
Other liabilities	125	531
Total liabilities	176,503	163,862
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized and no shares outstanding at March 31, 2025 and March 31, 2024	—	—
Common stock, $0.0001 par value per share, 100,000,000 shares authorized and 18,612,804 shares issued and outstanding at March 31, 2025 and 18,452,892 shares issued and outstanding at March 31, 2024	2	2
Additional paid-in capital	548,542	533,203
Accumulated deficit	(391,943)	(372,173)
Total stockholders’ equity	156,601	161,032
Total liabilities and stockholders’ equity	$333,104	$324,894
See accompanying notes to consolidated financial statements.

Page F- 3

Anterix Inc.
Consolidated Statements of Operations
Years Ended March 31, 2025 and 2024
(in thousands, except share and per share data)

	2025	2024
Spectrum revenue	$6,031	$4,191

Operating expenses
General and administrative	42,671	44,423
Sales and support	6,110	5,693
Product development	5,735	5,697
Severance and other related charges	3,771	—
Depreciation and amortization	548	844
Operating expenses	58,835	56,657
Gain on exchange of intangible assets, net	(22,799)	(35,024)
Gain on sale of intangible assets, net	(18,294)	(7,364)
Loss from disposal of long-lived assets, net	3	44
Loss from operations	(11,714)	(10,122)
Interest income	2,159	2,374
Other income	75	233
Loss before income taxes	(9,480)	(7,515)
Income tax expense	1,892	1,613
Net loss	$(11,372)	$(9,128)
Net loss per common share basic and diluted	$(0.61)	$(0.49)
Weighted-average common shares used to compute basic and diluted net loss per share	18,562,446	18,765,190
See accompanying notes to consolidated financial statements.

Page F- 4

Anterix Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended March 31, 2025 and 2024
(in thousands)

	Number of Shares
	Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total
Balance at March 31, 2023	18,922	$2	$518,160	$(338,369)	$179,793
Stock compensation expense	—	—	15,507	—	15,507
Restricted shares issued	247	—	—	—	—
Stock option exercises	59	—	777	—	777
Shares withheld for taxes	(39)	—	(1,241)	—	(1,241)
Retirement of common stock	(736)	—	—	(24,676)	(24,676)
Net loss	—	—	—	(9,128)	(9,128)
Balance at March 31, 2024	18,453	2	533,203	(372,173)	161,032
Stock compensation expense	—	—	13,531	—	13,531
Restricted shares issued	271	—	—	—	—
Stock option exercises	184	—	3,651	—	3,651
Shares withheld for taxes	(50)	—	(1,843)	—	(1,843)
Retirement of common stock	(245)	—	—	(8,398)	(8,398)
Net loss	—	—	—	(11,372)	(11,372)
Balance at March 31, 2025	18,613	$2	$548,542	$(391,943)	$156,601
See accompanying notes to consolidated financial statements.

Page F- 5

Anterix Inc.
Consolidated Statements of Cash Flows
Years Ended March 31, 2025 and 2024
(in thousands)

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,372)	$(9,128)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	548	844
Stock compensation expense	13,531	15,507
Deferred income taxes	325	841
Right of use assets	1,657	1,512
Gain on exchange of intangible assets, net	(22,799)	(35,024)
Gain on sale of intangible assets, net	(18,294)	(7,364)
Loss from disposal of long-lived assets, net	3	44
Changes in operating assets and liabilities
Non-trade receivable	(2,926)	—
Prepaid expenses and other assets	1,126	(1,171)
Accounts payable and other accrued expenses	550	1,936
Accrued severance and other related charges	2,265	—
Due to related parties	30	(533)
Operating lease liabilities	(1,960)	(1,924)
Contingent liability	5,999	15,000
Deferred revenue	2,460	61,453
Other liabilities	(406)	—
Net cash (used in) provided by operating activities	(29,263)	41,993
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible assets, including refundable deposits, retuning costs and swaps	(18,095)	(17,031)
Proceeds from sale of spectrum	40,935	25,427
Purchases of equipment	(87)	(307)
Net cash provided by investing activities	22,753	8,089
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	3,651	777
Repurchases of common stock	(8,398)	(24,676)
Payments of withholding tax on net issuance of restricted stock	(1,843)	(1,241)
Net cash used in financing activities	(6,590)	(25,140)
Net change in cash and cash equivalents and restricted cash	(13,100)	24,942
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents and restricted cash at beginning of the year	68,124	43,182
Cash and cash equivalents and restricted cash at end of the year	$55,024	$68,124

The following tables provide a reconciliation of cash and cash equivalents and restricted cash reported on the Consolidated Balance Sheets that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:
	March 31, 2025	March 31, 2024
Cash and cash equivalents	$47,374	$60,578
Escrow deposits	7,650	7,546
Total cash and cash equivalents and restricted cash	$55,024	$68,124
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
Business Developments
LCRA Expansion Agreement
In January 2025, the Company entered into the second agreement with Lower Colorado River Authority (“LCRA”) to sell 900 MHz Broadband Spectrum licenses covering 34 additional counties in its service area, building upon the 68 counties covered by the first LCRA agreement for total estimated consideration of $13.5 million.
Oncor Agreement
In June 2024, the Company entered into an agreement with Oncor Electric Delivery Company LLC (“Oncor”) to sell 900 MHz Broadband covering 95 counties to deploy a private wireless broadband network in its transmission and distribution service area for total estimated consideration of $102.5 million (the “Oncor Agreement”). The total payment of $102.5 million comprises an initial payment of $10.0 million received in June 2024 with remaining payments due to the Company for each county, at closing. The timing and rights to milestone payments could vary as 900 MHz broadband licenses are granted by the Federal Communications Commission (the “FCC”), broadband licenses are assigned to Oncor and incumbents are cleared by the Company. Oncor operates more than 143,000 circuit miles of transmission and distribution lines in Texas, delivering electricity to more than four million homes and businesses across a service territory that has an estimated population of approximately 13 million people. See Note 15 Contingencies and Guaranty for further discussion on the Oncor Agreement.
Corporate Developments
Executive Chairman Transition
In December 2024, the Company announced Morgan O’Brien’s retirement as a director, as Executive Chairman of the Board of Directors of the Company (the “Board”), and as an executive of the Company, each effective as of December 31, 2024. In addition, the Company entered into a consulting agreement with Mr. O’Brien. See Note 10 Related Party Transactions for further discussion.
The Company appointed Thomas R. Kuhn, as the Chairman of the Board (the “Board Chair”), effective January 1, 2025. The Board also appointed Mr. Kuhn as the Chair of the newly established Utility Engagement Committee. This committee is responsible for overseeing and strengthening the Company's relationships and commercialization efforts within the utility industry.
Subsequently, on January 22, 2025, the Company entered into an employment agreement with Mr. Kuhn naming him as Executive Chairman (the “Employment Agreement”). Due to his appointment as an executive of the Company, effective as of the date of his appointment, Mr. Kuhn resigned from serving on the Board’s Compensation Committee, Audit Committee and Nominating and Governance Committee.
Chief Executive Officer Transition
On October 8, 2024, the Company announced the appointment of Scott Lang as President and Chief Executive Officer, to succeed Robert Schwartz effective by November 1, 2024 (the “CEO Transition”). As part of the CEO Transition, the Board also designated Mr. Lang as the Company’s principal executive officer for purposes of the rules and regulations of the U.S Securities and Exchange Commission (the “SEC”) by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2024. Due to his service as an executive of the Company, effective as of the date of his appointment, Mr. Lang resigned from serving on the Board’s Audit Committee and Nominating and Governance Committee.

Page F- 7

2. Summary of Significant Accounting Policies
Basis of Presentation and Use of Estimates
The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the valuation of awards and forfeiture rates for its share-based award programs, the estimated useful lives of depreciable assets, lease discount rates, asset retirement obligations (the “ARO”), valuation allowance on the Company’s deferred tax assets and the recoverability of intangible assets among other estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the financial statements in the applicable period. Accordingly, actual results could materially differ from those estimates.
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Segments
The Company operates as a single operating and reportable segment. The Company’s chief operating decision maker (“CODM”) is its President and Chief Executive Officer, who manages the business on a consolidated basis.
All of the Company’s identifiable assets are located in the United States. The Company did not generate any revenue from sources outside of the United States.
Cash and Cash Equivalents and Restricted Cash
All highly liquid investments with maturities of three months or less at the time of purchase are considered cash equivalents. Cash equivalents are stated at cost, which approximates the quoted market value and includes amounts held in money market funds. Restricted cash includes amounts classified as escrow deposits.
Concentration of Credit Risk and Significant Customers
Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with financial institutions for which credit loss is not anticipated. As of March 31, 2025 and 2024, substantially all of the Company’s cash balances exceeded the federally insured limits. During the year ended March 31, 2025 and 2024, each of the Company’s customers related to spectrum agreements accounted for greater than 10% of total revenue.
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
Accounting for Asset Retirement Obligations
An ARO is evaluated and recorded as appropriate on assets for which the Company has a legal obligation to retire. The Company records a liability for an ARO and the associated asset retirement cost at the time the underlying asset is acquired and put into service. Subsequent to the initial measurement of the ARO, the obligation is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation, if any. Over time, the liability is accreted to its present value and the capitalized cost is depreciated over the estimated useful life of the asset.
The Company entered into long-term leasing arrangements primarily for tower site locations. The Company constructed assets at these locations and, in accordance with the terms of many of these agreements, the Company is obligated to restore the premises to their original condition at the conclusion of the agreements, generally at the demand of the other party to these agreements. The Company recognizes the fair value of a liability for an ARO and capitalizes that cost as part of the cost basis of the related asset, depreciating it over the useful life of the related asset. Upon settlement of the obligation, any difference between the cost to retire the asset and the recorded liability is recognized on the Company’s Consolidated Statements of Operations.
As of March 31, 2025, the Company settled approximately $5 thousand of its obligations to restore the leased premises to its original condition and decreased its ARO accrual by $0.1 million on estimated future cash flows.

Page F- 8

As of March 31, 2024, the Company did not settle any of its obligations to restore the leased premises to its original condition and increased its ARO accrual by $0.1 million based on estimated future cash flows.
Changes in the liability for the ARO for the years ended March 31, 2025 and 2024 are summarized below (in thousands):

	2025	2024
Balance at beginning of the year	$632	$543
Liabilities settled	(5)	—
Revision of estimate	(112)	85
Accretion expense	5	4
Balance at end of the year	520	632
Less amount classified as current - included in accounts payable and other accrued expenses	395	101
Noncurrent liabilities - included in other liabilities	$125	$531
Intangible Assets
Intangible assets are wireless licenses that are used to provide the Company with the exclusive right to utilize designated radio frequency spectrum to provide wireless communication services. While licenses are issued for only a fixed time, generally ten years, such licenses are subject to renewal by the FCC. License renewals have occurred routinely and are expensed as incurred. There are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of the Company’s wireless licenses. As a result, the Company has determined that the wireless licenses should be treated as an indefinite-lived intangible asset. The Company will evaluate the useful life determination for its wireless licenses each year to determine whether events and circumstances continue to support their treatment as an indefinite useful life asset.
Evaluation of Indefinite-Lived Intangible Assets for Impairment
The Company determined that its unit of accounting should be based on geographic markets and deal markets. Unit of accounting of wireless licenses not associated with closed deals is based on geographic markets. Unit of accounting of wireless licenses associated with closed deals is based on the deal markets. The Company’s wireless licenses not associated with closed deals are tested for impairment based on the geographic markets, as the Company will be utilizing the existing wireless narrowband licenses, or broadband licenses if applicable, as part of facilitating broadband spectrum networks at a geographic market level. The Company’s wireless licenses associated with closed deals are tested for impairment based at the deal market level. The Company may elect to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an intangible asset is less than its carrying value. If the Company does not perform the qualitative assessment, or if the qualitative assessment indicates it is more likely than not that the fair value of the intangible asset is less than its carrying amount, the Company will calculate the estimated fair value of the intangible asset. If the estimated fair value of the spectrum licenses is lower than their carrying amount, an impairment loss is recognized. The Company will use a market-based approach or a transaction specific market approach to estimate the fair value of spectrum licenses depending on whether the license is associated with an executed contract with a customer. Under the market-based approach, the fair value of licenses without an executed contract is based on the prevailing 600 MHz auction price as determined by the FCC. Under the transaction-specific market approach, the fair value of licenses with an executed contract is based on cash flows expected to be generated under the contract over its contractual term, as adjusted by a market participant discount rate.
During the years ended March 31, 2025 and 2024, the Company performed a step one quantitative approach impairment test as of January 1, 2025 and 2024, respectively, to determine if the fair value of the combined licenses by the associated geographical or deal market exceeds the carrying value for each geographical or deal market. The Company uses Demonstrated Intent (“DI”) to allocate licenses by geographical region. DI determines how likely a deal is to close based on certain qualitative factors, like applying for an experimental license, entering into a request for proposal, joining certain utility board or publicly backing 900 MHz Broadband Spectrum and its application, which are scored on a quantitative basis. Based on the results of the impairment test, there were no impairment charges recorded during the years ended March 31, 2025 and 2024.
Exchanges of Intangible Assets
At times, the Company enters into agreements to exchange or cancel spectrum licenses. Upon entering into the arrangement, if the transaction has been deemed to have commercial substance, spectrum licenses are reviewed for impairment. The licenses are exchanged or cancelled at their carrying value and adjusted for any gain or loss recognized. Upon receipt of FCC approval, the spectrum licenses acquired as part of an exchange of nonmonetary assets are recorded at their fair value as of the exchange date. The difference between the fair value of the spectrum licenses obtained, carrying value of the spectrum licenses transferred and cash paid, if any, is recognized as a gain or loss on exchange of spectrum licenses reported separately on the Company’s Consolidated Statements of Operations. For the purpose of the valuation of broadband licenses received in

Page F- 9

connection with nonmonetary exchanges, the Company utilizes the 600 MHz Auction price per MHzPop, which represents level two of the fair value hierarchy. If the transaction lacks commercial substance or the fair value of the acquired asset cannot be determined, the acquired spectrum licenses are recorded at the carrying value of the spectrum assets transferred, cancelled or exchanged.
See Note 7 Intangible Assets for a discussion on the Company’s spectrum exchanges during the years ended March 31, 2025 and 2024.
Spectrum Receivable and Deferred Broadband Costs
Spectrum receivable represents prepayments made to acquire, retune or swap narrowband wireless licenses for cash consideration. The initial deposits to incumbents are recorded as spectrum receivable on the Company’s Consolidated Balance Sheets and are refundable if the FCC does not approve the sale, retuning or swap of the spectrum. Upon closing the associated deal, the costs are transferred to intangible assets on the Company’s Consolidated Balance Sheets for purchases of licenses and to deferred broadband costs on the Company’s Consolidated Balance Sheets for deals related to swap or retuning of narrowband licenses. In fiscal year 2025, the total cost transferred from spectrum receivable to intangible assets and deferred broadband costs amounted to $10.1 million and $9.2 million, respectively. The Company will review the assets on a periodic basis to determine if an impairment exists. If it is determined that there is an impairment, the Company will expense the assets to the extent of the potential loss. Upon exchanging the Company’s narrowband licenses for broadband licenses, the Company will transfer the deferred broadband costs to intangible assets.
Long-Lived Assets and Right of Use Assets Impairment
The Company evaluates long-lived assets and right of use (“ROU”) assets, other than intangible assets with indefinite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Asset groups are determined at the lowest level for which identifiable cash flows are largely independent of cash flows of other groups of assets and liabilities. When the carrying amount of the asset groups are not recoverable and exceeds its fair value, an impairment loss is recognized equal to the excess of the asset group’s carrying value over the estimated fair value. There were no impairment charges during the years ended March 31, 2025 and 2024.
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
Financial Instruments
The carrying values of the Company’s financial instruments, including cash and cash equivalents, non-trade receivable, escrow deposits, accounts payable and other accrued expenses approximate their fair values.
Leases
Leases in which the Company is the lessee are comprised of corporate office space and tower space. Substantially all of the leases are classified as operating leases. The Company is obligated under certain lease agreements for office space with lease terms expiring on various dates from June 30, 2027 through January 31, 2029, which includes lease extensions ranging from three to ten-years for its corporate headquarters. The Company entered into multiple lease agreements for tower space related to its spectrum holdings. These lease expiration dates range from April 9, 2025 to March 25, 2032.
In accordance with Financial Accounting Standards Board, (“FASB”) Accounting Standards Codification, Leases (“ASC 842”), the Company recognized ROU assets and corresponding lease liabilities on the Company’s Consolidated Balance Sheets for its operating lease agreements with contractual terms greater than 12 months. Lease liabilities are based on the present value of remaining lease payments over the lease term. As the discount rate implied in the Company’s leases is not readily determinable, the present value is calculated using the Company’s incremental borrowing rate, which is estimated to approximate the interest rate on a collateralized basis with similar terms.

Page F- 10

Revenue Recognition
Revenues are recognized when a contract with a customer exists and control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services.
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in Accounting Standards Codification, Revenue from Contracts with Customers (“ASC 606”). A contract’s transaction price is allocated to each distinct performance obligation and is recognized as revenue when, or as, the performance obligation is satisfied, which typically occurs when the services are rendered. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. The Company’s contracts with customers may include multiple performance obligations. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price. It generally determines standalone selling prices based on the prices charged to customers under contracts involving only the relevant performance obligation. Judgment may be used to determine the standalone selling prices for items that are not sold separately, including services provided at no additional charge. For the Company’s customer agreements, most of the performance obligations involve delivering leased spectrum on a county-by-county basis and are generally satisfied over time as services are provided. The nature of the licenses provide the benefit of the leased spectrum regardless of whether the customer uses the spectrum or not. As a result, revenue will be recognized ratably over the contractual term beginning on the date when the Company delivers cleared 900 MHz Broadband Spectrum and the associated broadband leases to the customer on a county-by-county basis.
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
The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company determined that certain sales commissions met the requirements to be capitalized and were recorded as an asset upon the Company’s adoption of ASC 606. For the years ended March 31, 2025 and 2024, the Company capitalized commission costs required to obtain long-term 900 MHz Broadband Spectrum lease agreements which will be amortized over the contractual term.
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
Advertising and Promotional Expense
The Company expenses advertising and promotional costs as incurred. Advertising and promotional expense was approximately $109,000 and $62,000 for the years ended March 31, 2025 and 2024, respectively.
Stock Compensation
The Company accounts for stock options in accordance with U.S. GAAP, which requires the measurement and recognition of compensation expense, based on the estimated fair value of awards granted to employees, directors and consultants. The Company estimates the fair value of share-based awards on the date of grant using an option-valuation model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s

Page F- 11

Consolidated Statements of Operations over the requisite service periods. In the event the participant’s employment by or engagement with (as a director or otherwise) the Company terminates before exercise of the options granted, the stock options granted to the participant shall immediately expire and all rights to purchase shares thereunder shall immediately cease and expire and be of no further force or effect, other than applicable exercise rights for vested shares that may extend past the termination date as provided for in the participant’s applicable option award agreement. Additionally, the Company’s Compensation Committee (the “Compensation Committee”) adopted an Executive Severance Plan (the “Severance Plan”) in February 2015, which was amended in February 2019, and the Company subsequently entered into Severance Plan Participation Agreements with its executive officers. In addition to providing participants with severance payments, the Severance Plan provides for accelerated vesting and extends the exercise period for outstanding equity awards if the Company terminates a participant’s service for reasons other than cause, death or disability or the participant terminates his or her service for good reason, whether before or after a change of control (each of such terms as defined in the Severance Plan). In addition to the Severance Plan, the equity awards issued to the Company’s President and Chief Executive Officer provide for accelerated vesting upon termination of service for reasons other than cause or a resignation for good reason; involuntary termination in connection with a change in control; or a change in control with a purchase price at or above $100 per share (each of such terms defined in the equity award agreements).
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
The fair value of restricted stock, restricted stock units and performance units without market conditions are measured based upon the quoted closing market price for the stock on the date of grant. The compensation cost for the restricted stock and restricted stock units is recognized on a straight-line basis over the explicit vesting period. Restricted stock granted to the Company employees vest over a requisite services period of three years, or four years for grants prior to November 2020, subject to acceleration in certain circumstances. Vested restricted stock units are settled and issuable upon the earlier of the date the employee ceases to be an employee of the Company or a date certain in the future. The compensation cost for the performance units without market conditions is recognized ratably over the service period if it is probable that the performance condition will be met.
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
All excess tax benefits and tax deficiencies, including tax benefits of dividends on share-based payment awards, are recognized as income tax expense or benefit in the Company’s Consolidated Statements of Operations, eliminating the notion of the additional paid-in capital (“APIC”) pool. The excess tax benefits are classified as operating activities along with other income tax cash flows rather than financing activities in the Company’s Consolidated Statements of Cash Flows. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. Cash payments to tax

Page F- 12

authorities in connection with shares withheld to meet statutory tax withholding requirements are presented as a financing activity in the statement of cash flows.
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
Changes in valuation allowance for the years ended March 31, 2025 and 2024 are summarized below (in thousands):

	2025	2024
Balance at beginning of the year	$89,742	$85,984
Charged to costs and expenses	325	842
Changes in net loss carryforward and other	211	2,916
Balance at end of the year	$90,278	$89,742
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
Net Loss Per Share of Common Stock
Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. For purposes of the diluted net loss per share calculation, stock options, restricted stock units and awards are considered to be potentially dilutive securities. Diluted earnings per share is computed using the treasury stock method. Because the Company has reported a net loss for the years ended March 31, 2025 and 2024 diluted net loss per common share is the same as basic net loss per common share for those periods.
Common stock equivalents resulting from potentially dilutive securities approximated 221,802 and 241,629 and at March 31, 2025 and 2024 respectively, and have not been included in the dilutive weighted average shares of common stock outstanding, as their effects are anti-dilutive.
Recently Issued Accounting Pronouncements
In October 2023, the FASB issued Accounting Standards Updates (“ASU”) 2023-06, Disclosure Improvements: Codification Amendment in Response to the SEC’s Disclosure Update and Simplification Initiative. The ASU incorporates several disclosure and presentation requirements currently residing in the SEC Regulations S-X and S-K. The amendments will be applied prospectively and are effective when the SEC removes the related requirements from Regulations S-X or S-K. Any amendments the SEC does not remove by June 30, 2027 will not be effective. As the Company is currently subject to the SEC requirements, this ASU is not expected to have a material impact on its consolidated financial statements or related disclosures.
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

Page F- 13

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
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures and subsequently amended with ASU 2025-01, which was issued in January 2025. This update requires public business entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items in the notes to the financial statements. This update is effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. Early adoption is permitted and should be applied either prospectively or retroactively. The Company has not yet determined the impact of this pronouncement on its consolidated financial statements.
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses and increased interim disclosure requirements, among others. This update is effective for annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024. Early adoption is permitted. The Company has adopted this standard for the fiscal year 2025 annual financial statements and interim financial statements thereafter and has applied this standard retrospectively for all prior periods presented in the financial statements. See Note 4 Segment Reporting for further information.
3. Revenue
The following table provides information regarding the Company’s revenue for each of the services it provides pursuant to its spectrum revenue agreements for the years ended March 31, 2025 and 2024 (in thousands):

	2025	2024
Spectrum revenue
900 MHz Broadband Spectrum Revenue
Ameren	$737	$609
Evergy	1,542	966
Xcel Energy (1)	3,205	1,887
Narrowband Spectrum Revenue
Motorola	547	729
Total spectrum revenue (2)	$6,031	$4,191
1.The Company commenced revenue recognition in connection with the delivery of cleared 900 MHz Broadband Spectrum and the associated broadband leases to Xcel Energy Services Inc. (“Xcel Energy”) in September 2023.
2.Revenue recognized during the years ended March 31, 2025 and 2024 was included in deferred revenue at the beginning of the respective periods.
900 MHz Broadband Spectrum Revenue
In December 2020, the Company entered into its first long-term lease agreements of 900 MHz Broadband Spectrum with Ameren Corporation (“Ameren”), (the “Ameren Agreements”). The Ameren Agreements will enable Ameren to deploy a PLTE network in its service territories in Missouri and Illinois, covering approximately 7.5 million people. Each Ameren Agreement is for an initial term of 30 years with a 10-year renewal option for an additional payment. The scheduled prepayments for the 30-year initial term of the Ameren Agreements total $47.7 million, of which $0.3 million was received by the Company in February 2021, $5.4 million in September 2021, $17.2 million in October 2021, $7.5 million in September 2024 and $1.0 million in October 2024. The prepayments received to date encompass the initial upfront payment(s) due upon signing of the Ameren Agreements and payments for delivery of the relevant cleared spectrum in several metropolitan and urban counties throughout Missouri and Illinois, in accordance with the terms of the Ameren Agreements. The remaining prepayments for the 30-year initial term are due by mid-2026, per the terms of the Ameren Agreements and as the Company delivers the relevant cleared 900 MHz Broadband Spectrum and the associated broadband leases. The Company is working with the remaining incumbents to clear the 900 MHz Broadband Spectrum allocation in Ameren’s service territory. In August 2021, the FCC granted the first 900 MHz broadband leases to the Company for several counties in Ameren’s service territory, for which the Ameren Agreements were also subsequently approved by the FCC. In accordance with ASC 606, the payments of prepaid fees under the Ameren Agreements will be accounted for as deferred revenue on the Company’s Consolidated Balance Sheets. Revenue is recognized over time as the performance

Page F- 14

obligations of clearing the 900 MHz Broadband Spectrum and the associated broadband leases are delivered by the respective county, over the contractual term of 30 years.
In September 2021, the Company entered into a long-term lease agreement of 900 MHz Broadband Spectrum with Evergy Services, Inc. (“Evergy”), (the “Evergy Agreement”). The Evergy service territories covered by the Evergy Agreement are in Kansas and Missouri, with a population of approximately 3.9 million people. The Evergy Agreement is for an initial term of 20 years with two 10-year renewal options for additional payments. Prepayment in full of the $30.2 million for the 20-year initial term, which was due and payable within thirty (30) days after execution of the Evergy Agreement, was received by the Company in October 2021. During the year ended March 31, 2024, the Company cleared the 900 MHz Broadband Spectrum allocation covered by the Evergy Agreement. In accordance with ASC 606, the payments of prepaid fees under the Evergy Agreement will be accounted for as deferred revenue on the Company’s Consolidated Balance Sheets. Revenue is recognized over time as the performance obligations of clearing the 900 MHz Broadband Spectrum and the associated broadband leases are delivered by the respective county, over the contractual term of 20 years.
In October 2022, the Company entered into an agreement with Xcel Energy providing Xcel Energy dedicated long-term usage of the Company’s 900 MHz Broadband Spectrum for a term of 20 years throughout Xcel Energy’s service territory (the “Xcel Energy Agreement”) in eight states including Colorado, Michigan, Minnesota, New Mexico, North Dakota, South Dakota, Texas and Wisconsin. The Xcel Energy Agreement also provides Xcel Energy an option to extend the agreement for two 10-year terms for additional payments. The Xcel Energy Agreement allows Xcel Energy to deploy a PLTE network to support its grid modernization initiatives for the benefit of its approximately 3.7 million electricity customers and 2.1 million natural gas customers. The scheduled prepayments for the 20-year initial term of the Xcel Energy Agreement total $80.0 million, of which $8.0 million was received by the Company in December 2022. In July 2023 and November 2023, the Company delivered the cleared 900 MHz Broadband Spectrum and the associated broadband leases and received milestone payments of $21.2 million in each period. In January 2024, the Company delivered the cleared 900 MHz Broadband Spectrum and the associated broadband leases and received a milestone payment of $16.8 million. The remaining prepayments for the 20-year initial term are due by mid-2028, per the terms of the Xcel Energy Agreement and as the Company delivers the relevant cleared 900 MHz Broadband Spectrum and the associated broadband leases. The Company is working with the remaining incumbents to clear the 900 MHz Broadband Spectrum allocation in Xcel Energy service territories. In accordance with ASC 606, the payments of prepaid fees under the Xcel Energy Agreement will be accounted for as deferred revenue on the Company’s Consolidated Balance Sheets. Revenue will be recognized over time as the performance obligations of clearing the 900 MHz Broadband Spectrum and the associated broadband leases are delivered by the respective county, over the contractual term of approximately 20 years.
In November 2023, the Company entered into an agreement with Tampa Electric Company (“TECO”) to provide TECO the use of the Company’s 900 MHz Broadband Spectrum for a term of 20 years throughout TECO’s service territory in West Central Florida (the “TECO Agreement”). The TECO Agreement also provides TECO an option to extend the agreement for two 10-year terms for additional payments. The TECO Agreement, which covers an approximately 2,000-square-mile service territory in West Central Florida, is expected to enable TECO to deploy a PLTE network. The scheduled prepayments for the 20-year initial terms of the TECO Agreement total $34.5 million, of which $6.9 million was received by the Company in December 2023. The remaining prepayments for the 20-year initial term are due by fiscal year 2026, per the terms of the TECO Agreement and as the Company delivers the relevant cleared 900 MHz Broadband Spectrum and the associated broadband leases. The Company is working with incumbents to clear the 900 MHz Broadband Spectrum allocation in TECO service territories. The payments of prepaid fees under the TECO Agreement will be accounted for as deferred revenue on the Company’s Consolidated Balance Sheets. Revenue will be recognized over time as the performance obligations of clearing the 900 MHz Broadband Spectrum and the associated broadband leases are delivered by the respective county, over the contractual term of approximately 20 years.
Narrowband Spectrum Revenue
In September 2014, Motorola paid the Company an upfront, fully paid fee of $7.5 million in order to use a portion of the Company’s narrowband spectrum licenses. The payment of the fee is accounted for as deferred revenue on the Company’s Consolidated Balance Sheets and is recognized ratably as the service is provided over the contractual term of approximately ten years. As of December 31, 2024, the Company recognized all the revenue associated with the 2014 Motorola spectrum agreement.

Page F- 15

Capitalized Contract Costs
The Company capitalizes incremental costs associated with obtaining a spectrum revenue agreement with a customer, which generally includes sales commissions. Capitalized incremental costs are amortized over the contractual term beginning on the first delivery of a broadband lease. The Company’s capitalized contract costs consisted of the following activity (in thousands):

	2025	2024
Balance at the beginning of the year	$1,027	$870
Additions	339	199
Amortization	(125)	(42)
Balance at the end of the year	1,241	1,027
Less amount classified as current assets (1)	(132)	(580)
Noncurrent assets (1)	$1,109	$447
1.Current assets are recorded as prepaid expenses and other current assets and noncurrent assets are recorded as other assets on the Company’s Consolidated Balance Sheets.
Contract Liabilities
Contract liabilities primarily relate to advanced consideration received from customers in connection with spectrum revenue agreements, for which revenue is recognized over the term of each delivered broadband lease. The Company’s contract liabilities consisted of the following activity (in thousands):

	2025	2024
Balance at the beginning of the year	$122,212	$60,759
Net additions (1)	8,491	65,644
Revenue recognized	(6,031)	(4,191)
Balance at the end of the year	124,672	122,212
Less amount classified as current liabilities (2)	(6,095)	(6,470)
Noncurrent liabilities (2)	$118,577	$115,742
1.Represents milestone payments received from customer contracts pursuant to the terms of the associated spectrum revenue agreements, net of delivery delay adjustments.
2.Current liabilities and noncurrent liabilities are recorded as deferred revenue on the Company’s Consolidated Balance Sheets.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations of the Company’s contracts represent contracted revenue that will be recognized in future periods. Total performance obligations include deferred revenue (i.e., contract liabilities) as well as amounts that will be invoiced and recognized in future periods. Revenue allocated to remaining performance obligations was $181.5 million as of March 31, 2025, which will be recognized over the remaining contract terms up to 30 years.
4. Segment Reporting
Accounting Standards Codification, Segment Reporting (“ASC 280”) defines operating segments as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s CODM in deciding how to allocate resources and assess performance. The Company’s CODM is its President and Chief Executive Officer who, alongside the company-wide management team, evaluates the financial performance of the Company and determines how to allocate resources on a consolidated basis. Accordingly, it was determined under ASC 280 “management approach” that the Company operates as one operating and reportable segment which is focused on the monetization of its spectrum assets. The accounting policies of the segment are the same as those described in Note 2 Summary of Significant Accounting Policies.
The measure of segment profit or loss for the Company's single segment is net loss. Additionally, the CODM uses cash and cash equivalents as a measure of segment assets, which is included on the Company’s consolidated financial statements. Cash and cash equivalents is reviewed and monitored by CODM to ensure enough capital is available for investing in purchases of intangible assets, refundable deposits, retuning costs and swaps, and the Company’s share repurchase program.

Page F- 16

Segment expenses were disaggregated based on the information the CODM uses to assess performance and allocate resources considering both quantitative and qualitative factors. The table below summarizes significant segment expenses and other items, which represent the difference between segment revenue and segment net loss (in thousands):

	2025	2024
Spectrum revenue	$6,031	$4,191
Significant and other segment expenses
Adjusted general and administrative (1)	30,654	29,771
Adjusted sales and support (2)	5,878	5,260
Adjusted product development (3)	5,489	5,275
Depreciation and amortization	548	844
Gain on exchange of intangible assets, net	(22,799)	(35,024)
Gain on sale of intangible assets, net	(18,294)	(7,364)
Other segment items (4)	16,269	15,551
Interest income	(2,159)	(2,374)
Other income	(75)	(233)
Income tax expense	1,892	1,613
Net loss	$(11,372)	$(9,128)
1.Adjusted general and administrative includes expenses related to certain corporate functions, such as, executive, legal, finance, information technology, human resources and others, public company costs, bonus expense for all employees, insurance costs and other costs.
2.Adjusted sales and support includes expenses related to sales and marketing functions.
3.Adjusted product development includes expenses related to technology and product development functions.
4.Other segment items include items not deemed significant or regularly provided to the CODM, such as severance and other related charges, stock compensation and loss from disposal of long-lived assets.
5. Escrow Deposits
Escrow deposits are considered restricted cash as the deposits are restricted from use until the terms of the escrow agreement are met. Escrow deposits classified as current assets on the Company’s Consolidated Balance Sheets are related to the portion of the obligations of the escrow agreement that are expected to be met within a twelve-month period beginning March 31, 2025. Obligations not expected to be completed within this twelve-month period are classified as non-current assets.
In connection with the Lower Colorado River Authority Agreement (the “LCRA Agreement”), the Company and Lower Colorado River Authority (“LCRA”) entered into an escrow agreement. Pursuant to the escrow agreement, the escrow funds shall be held and invested in a money market deposit account. All interest and other income earned shall be allocated to the Company, payable with the final distribution of the escrow funds. The escrow funds shall be distributed upon written request by both the Company and LCRA pursuant to the terms within the LCRA Agreement. In December 2023, the Company received $15.0 million, of which $7.5 million was deposited in an escrow account. As of March 31, 2025, the Company has classified $0.5 million and $7.1 million as short-term and long-term escrow deposit, respectively, on the Consolidated Balance Sheets, inclusive of accrued interest.
6. Property and Equipment
Property and equipment consists of the following at March 31, 2025 and 2024 (in thousands):

	Estimated useful life	2025	2024
Network sites and equipment	5-10 years	$9,614	$11,287
Computer software	1-7 years	861	863
Computer equipment	5-7 years	303	318
Furniture and fixture and other equipment	2-5 years	489	480
Leasehold improvements	Shorter of the lease term or 10 years	819	819
		12,086	13,767
Less accumulated depreciation		10,784	11,705
Property and equipment, net		$1,302	$2,062

Page F- 17

Depreciation expense for the years ended March 31, 2025 and 2024 amounted to approximately $0.5 million and $0.8 million respectively.
There were no impairment charges during the years ended March 31, 2025 and 2024.
7. Intangible Assets
Wireless licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but instead are tested for impairment annually, or more frequently if an event indicates that the asset might be impaired. There were no impairment charges related to the Company’s indefinite-lived intangible assets during the years ended March 31, 2025 and 2024.
Intangible assets consist of the following at March 31, 2025 and 2024 (in thousands):

	2025	2024
Balance at the beginning of the year	$216,743	$202,044
Acquisitions and transfers	12,082	12,077
Sale of intangible assets	(22,641)	(32,402)
Exchanges - licenses received	27,030	43,700
Exchanges - licenses surrendered	(4,231)	(8,676)
Balance at the end of the year	$228,983	$216,743
Purchases of intangible assets, including refundable deposits, retuning costs and swaps
During the years ended March 31, 2025 and 2024, the Company entered into agreements with several third parties in multiple U.S. markets to acquire, retune or swap wireless licenses for cash consideration (“deals”) and made Anti-Windfall Payments to the U.S. Treasury Department. The initial deposits to incumbents are recorded as spectrum receivable on the Company’s Consolidated Balance Sheets and are refundable if the FCC does not approve the sale, retuning or swap of the spectrum. The initial deposits are transferred to deferred broadband costs or intangible assets on the Company’s Consolidated Balance Sheets, as applicable, upon meeting the relevant deal milestones. The final payments related to closed retuning or swap deals are recorded as deferred broadband costs on the Company’s Consolidated Balance Sheets. The final payments for license purchases or Anti-Windfall Payments are recorded as intangible assets on the Company’s Consolidated Balance Sheets.
Broadband License Exchanges
During the year ended March 31, 2025, the FCC granted the Company broadband licenses for 67 counties. The Company recorded the new broadband licenses at their estimated accounting cost basis of approximately $27.0 million. In connection with receiving the broadband licenses, the Company disposed of $4.2 million related to the value ascribed to the narrowband licenses it relinquished to the FCC for the same 67 counties. The total carrying value of the narrowband licenses included the cost to acquire the original narrowband licenses, Anti-Windfall Payments paid to cover the shortfall in each county and the clearing costs. As a result of the exchange of narrowband licenses for broadband licenses, the Company recorded a gain on exchange of intangible assets of $22.8 million, for the year ended March 31, 2025.
During the year ended March 31, 2024, the FCC granted the Company broadband licenses for 28 counties. The Company recorded the new broadband licenses at their estimated accounting cost basis of approximately $43.7 million. In connection with receiving the broadband licenses, the Company disposed of $8.7 million related to the value ascribed to the narrowband licenses it relinquished to the FCC for the same 28 counties. The total carrying value of the narrowband licenses included the cost to acquire the original narrowband licenses, Anti-Windfall Payments paid to cover the shortfall in each county and the clearing costs. As a result of the exchange of narrowband licenses for broadband licenses, the Company recorded a gain on exchange of intangible assets of $35.0 million, for the year ended March 31, 2024.
Broadband License Sale
During the quarter ended September 30, 2023, the Company transferred to San Diego Gas & Electric (“SDG&E”) the San Diego County broadband license for total cumulative payments of $44.0 million net of delivery delay adjustments of $1.1 million (the “SDG&E Agreement”). As a result, the Company recognized a reduction in intangible assets of $31.8 million and recorded a $7.3 million gain on sale of intangible assets on the Company’s Consolidated Statements of Operations.
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

Page F- 18

As part of the SDG&E Agreement, SDG&E has an option to pursue additional spectrum with the Company. In accordance with ASC 606, the Company recorded a $4.9 million deferred gain on sale of intangible assets on the Company’s Consolidated Balance Sheets as of March 31, 2025, related to this option, which expires in September 2028.
During the year ended March 31, 2025, the Company transferred to Oncor the 900 MHz Broadband Spectrum and the associated broadband licenses related to four counties for the total consideration of $40.9 million. The total consideration included a $34.0 million milestone payment received in January 2025, $4.0 million allocated from the previously received $10.0 million deposit and $2.9 million non-trade receivable on the Company’s Consolidated Balance Sheets related to reimbursable clearing costs and Anti-Windfall Payments. As a result, the Company recognized a reduction in intangible assets of $22.6 million and recorded a $18.3 million gain on sale of intangible assets on the Company’s Consolidated Statements of Operations.
8. Accounts Payable and Other Accrued Expenses
The table below provides additional information related to the Company’s accounts payable and other accrued expenses at March 31, 2025 and 2024 (in thousands):

	2025	2024
Accounts payable	$1,130	$696
Accrued employee related expenses	5,079	5,017
Accrued expenses	1,582	1,747
Accrued taxes	890	948
Other	394	223
Total accounts payable and other accrued expenses	$9,075	$8,631
9. Accrued Severance and Other Related Charges
During the second half of Fiscal year 2025, the Company successfully identified several measures to reduce its operating expense run rate. These cost reduction measures are expected to increase the Company’s cash flows while maintaining operational efficiency. The reductions will primarily impact the Company’s general and administrative expenses mainly through significant cuts in consulting fees. Furthermore, on March 31, 2025, the Company also reduced its workforce by 7 employees. As a result, the Company incurred $0.3 million of severance and other related charges as of and for the year ended March 31, 2025 on the Company’s Consolidated Balance Sheets and Consolidated Statements of Operations.
Additionally, on November 1, 2024, Robert H. Schwartz stepped down from his role as the Company’s President and Chief Executive Officer. In connection with Mr. Schwartz’s resignation, the Company negotiated a Transition and Separation Agreement (the “Transition Agreement”), which provided the following benefits (subject to effectiveness and the terms and conditions of the Transition Agreement), (i) two times the sum of his annualized salary and target bonus, for an aggregate amount of approximately $2.2 million, (ii) a pro-rata target bonus for fiscal year 2025, less any bonus amount previously paid for fiscal year 2025, for an aggregate amount of approximately $0.2 million and (iii) a subsidized COBRA continuation coverage for 18 months. Additionally, in connection with the Transition Agreement, a portion of Mr. Schwartz’s unvested time-based awards and performance-based awards accelerated and vested on a pro-rated basis, and Mr. Schwartz received an option exercise period extension. See Note 13 Stockholders’ Equity for further discussion. For the year ended March 31, 2025, the Company recorded $3.5 million severance and other related charges related to the Transition Agreement on the Company’s Consolidated Statements of Operations. As of March 31, 2025, the Company accrued 2.0 million severance and other related charges on the Company’s Consolidated Balance Sheets.
For the year ended March 31, 2025, total accrued severance and other related charges were as follows (in thousands):

2025
Balance at March 31, 2024	$—
Cash accruals	2,714
Cash payments	(449)
Balance at March 31, 2025	2,265

Page F- 19

10. Related Party Transactions
On December 30, 2024, in connection with Morgan O’Brien’s retirement as Executive Chairman of the Board, the Company entered into a consulting agreement with Mr. O’Brien under which he has agreed to provide consulting services to the Company for a minimum of six months in exchange for cash compensation of $30 thousand per month beginning on January 1, 2025 through June 30, 2025 (the “minimum term”), and continuing thereafter on a month-to month basis until terminated by either party (the “Consulting Agreement”). For the year ended March 31, 2025, the Company incurred $0.1 million in consulting fees to Mr. O’Brien included in general and administrative expenses on the Company’s Consolidated Statements of Operations.
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
As of March 31, 2025, the Company had $30 thousand in outstanding liabilities to Mr. O’Brien included in due to related parties on the Company’s Consolidated Balance Sheets.
11. Leases
All the leases in which the Company is the lessee comprised of corporate office space and tower space. The Company is obligated under certain lease agreements for office space with lease terms expiring on various dates from June 30, 2027 through January 31, 2029, which includes lease extensions for its corporate headquarters ranging from three to ten-years. The Company entered into multiple lease agreements for tower space. The lease expiration dates range from April 9, 2025 to March 25, 2032.
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
Weighted-average remaining lease term and incremental borrowing rate for the Company’s operating leases are as follows:

	2025	2024
Weighted average term - operating lease liabilities	3.71 years	3.59 years
Weighted average incremental borrowing rate - operating lease liabilities	8%	9%
The following table presents total lease cost for the years ended March 31, 2025 and 2024 (in thousands):

	2025	2024
Total operating lease cost*	$1,997	$1,945
*Total operating lease cost is included in general and administrative expenses on the Company’s Consolidated Statements of Operations.

Page F- 20

The following table presents supplemental balance sheet information as of March 31, 2025 and 2024 (in thousands):

	2025	2024
Non-current assets - right of use assets, net	$4,829	$4,432
Current liabilities - operating lease liabilities	$1,643	$1,850
Non-current liabilities - operating lease liabilities	$3,747	$3,446

Future minimum payments under existing non-cancellable leases for office and tower spaces (exclusive of real estate tax, utilities, maintenance and other costs borne by the Company) for the remaining terms of the leases following the year ended March 31, 2025 are as follows (in thousands):

Fiscal Year	Operating Leases
2026	$1,983
2027	1,590
2028	1,260
2029	708
2030	322
After 2030	356
Total future minimum lease payments	6,219
Amount representing interest	(829)
Present value of net future minimum lease payments	$5,390
12. Income Taxes
For the year ended March 31, 2025, the Company had federal and state NOL carryforwards of approximately $275.1 million and $207.0 million respectively. Of these federal and state NOLs, approximately $34.0 million and $166.6 million, respectively, are expiring in various amounts from 2025 through 2037. The remaining federal and state NOLs of approximately $241.1 million and $40.3 million, respectively, have an indefinite life but the federal NOLs may only offset 80% of taxable income when used. For the year ended March 31, 2024, the Company incurred federal and state operating losses of approximately $307.3 million and $212.0 million, respectively, to offset future taxable income of which $241.1 million federal NOL and $42.9 million of state NOLs can be carried forward indefinitely but can only offset 80% of taxable income when used.
The Company has net deferred tax assets, before applying the valuation allowance, of approximately $83.6 million and $83.5 million relating principally to the NOLs as of March 31, 2025 and 2024, respectively. Federal NOL carryforwards may be subject to limitations as a result of the change in ownership that occurred in the year ended March 31, 2015, as defined under Internal Revenue Code Section 382. State NOL carryforwards are subject to limitations which differ from federal law in that they may not allow the carryback of net operating losses and have shorter carryforward periods.
Accounting Standards Codification Topic 740, Income Taxes, requires that a valuation allowance be recorded to reduce deferred tax assets when it is more likely than not that the tax benefit of the deferred tax assets will not be realized. The evaluation includes the consideration of all available evidence, both positive and negative, regarding historical operating results including recent years with reported losses, the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards, and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carryforward from expiring unused. In situations where a three-year cumulative loss condition exists, accounting standards limit the ability to consider projections of future results as positive evidence to assess the realizability of deferred tax assets. Since inception, the Company has mainly incurred tax losses which represents significant negative evidence toward the realizability of its deferred tax assets. Therefore, the Company continues to apply a full valuation allowance against its deferred tax assets as of March 31, 2025 and 2024, with the exception of the net deferred tax liability of approximately $6.6 million and $6.3 million, respectively, regarding indefinite-lived intangibles.

Page F- 21

For Fiscal 2025, analysis of the state NOL carryforwards revealed that most of them are not indefinite. The Company recorded $0.3 million of state deferred tax expense during the year March 31, 2025 and increased the state deferred tax liability by the same amount from the inability to use the state NOL carryforwards against the indefinite-lived intangible. For Fiscal 2024, the Company recorded $0.4 million of state deferred tax benefit during the year March 31, 2024 and increased the state deferred tax liability by the same amount from the inability to use the state NOL carryforwards against the indefinite-lived intangible. This valuation allowance has no effect on the Company’s ability to utilize the deferred tax assets to offset future taxable income, if generated. As required by U.S. GAAP, the Company will continue to assess the likelihood that the deferred tax assets will be realizable in the future and the valuation allowance will be adjusted accordingly. The tax benefits relating to any reversal of the valuation allowance on the net deferred tax assets in a future period will be recognized as a reduction of future income tax expense in that period.
Net deferred tax assets and liabilities consist of the following as of March 31, 2025 and 2024 (in thousands):

	2025	2024
Deferred tax asset
Property and equipment	$748	$503
Accrued expenses	346	1,080
Deferred revenue	26,852	12,828
Asset retirement obligations	16	14
Net operating loss carryforward	70,267	77,308
Operating lease liabilities	1,529	1,437
Charitable contributions carryforward	3	3
Stock compensation expense	4,302	8,034
Total deferred tax asset	104,063	101,207
Deferred tax liability
Right of use assets	(1,345)	(1,189)
Indefinite-lived intangible assets	(19,046)	(16,557)
Total deferred tax liability	(20,391)	(17,746)
Total deferred tax assets and liabilities	83,672	83,461
Valuation allowance	(90,278)	(89,742)
Net deferred tax assets and liabilities	$(6,606)	$(6,281)
The components of the income tax expense for the years ended March 31, 2025 and 2024 are as follows (in thousands):

	2025	2024
Current:
Federal	$—	$—
State	1,567	772
Total current	1,567	772

Deferred:
Federal	621	432
State	(296)	409
Total deferred	325	841

Total income tax expense	$1,892	$1,613

Page F- 22

The differences between the United States federal statutory tax rate and the Company’s effective tax rate for the years ended March 31, 2025 and 2024 are as follows (in thousands):

	2025		2024
Statutory federal tax	$(1,991)	21%	$(1,578)	21%
State income taxes, net of federal benefit	952	-10%	1,023	-14%
Incentive stock option expense	(195)	2%	(46)	1%
Other permanent differences	(61)	1%	(11)	0%
162M executive compensation limit	5,001	-53%	78	-1%
Change in valuation allowance - Federal	(1,692)	18%	1,866	-25%
Prior year adjustments	(122)	1%	281	-3%
	$1,892	-20%	$1,613	-21%
13. Stock Compensation
The Company adopted a new equity-based compensation plan known as the Anterix Inc. 2023 Stock Plan on August 8, 2023 (the “Effective Date”), which was amended on August 6, 2024 to increase the number of shares available thereunder by 1,100,000 shares (as amended, the “2023 Stock Plan”). The 2023 Stock Plan permits the Company to grant equity compensation awards to employees, consultants and non-employee directors of the Company. As of the Effective Date, no additional awards may be granted under the Anterix Inc. 2014 Stock Plan (the “2014 Stock Plan”). The 2023 Stock Plan authorizes 1,350,000 shares of common stock of the Company (the “Shares”) for grant. Additionally, 388,151 shares remaining for grant under the 2014 Stock Plan immediately prior to the Effective Date, shares subject to outstanding stock awards granted under the 2014 Stock Plan that, following the Effective Date, expire or are terminated or cancelled without having been exercised or settled in full, and shares acquired pursuant to an award subject to forfeiture or repurchase that are forfeited or repurchased by the Company for an amount not greater than the recipient’s purchase price, are issuable under the 2023 Stock Plan. As of March 31, 2025, under the 2023 Stock Plan, 887,626 Shares are available for future issuance.
Restricted Stock and Restricted Stock Units
A summary of non-vested restricted stock activity for the year ended March 31, 2025 is as follows:

	Restricted Stock	Weighted Average Grant Day Fair Value
Non-vested restricted stock outstanding at March 31, 2024	502,574	$43.19
Granted	33,834	34.30
Vested	(227,208)	43.80
Forfeited	(39,401)	43.96
Non-vested restricted stock outstanding at March 31, 2025	269,799	$41.47
The following table reflects activity related to the Company’s restricted stock for the years ended March 31, 2025 and 2024:

	2025	2024
Weighted-average grant-date fair value per unit granted	$34.30	$33.45
Fair value of restricted stock units vested (in thousands)	$9,951	$10,918
Stock compensation expense related to restricted stock was approximately $7.9 million for the year ended March 31, 2025, which included $7.5 million in general and administrative expenses, $0.2 million in product development and the remainder of approximately $0.2 million included in sales and support reported on the Company’s Consolidated Statements of Operations. Stock compensation expense related to restricted stock was approximately $9.9 million for the year ended March 31, 2024, which included $9.1 million in general and administrative expenses, $0.4 million in product development and the remainder of approximately $0.4 million included in sales and support reported on the Company’s Consolidated Statements of Operations.
As of March 31, 2025 and 2024, there was $6.0 million and $14.4 million, respectively, of unrecognized compensation expense for the restricted stock, which is expected to be recognized over a weighted average period of 1.26 years and 1.92 years, respectively.

Page F- 23

Performance-Based Restricted Stock Units
A summary of the performance-based restricted stock unit activity for the year ended March 31, 2025 is as follows:

	Performance Stock	Weighted Average Grant Day Fair Value
Performance stock outstanding at March 31, 2024	153,732	$44.44
Granted	97,631	20.49
Vested	(49,217)	61.43
Forfeited/cancelled	(202,146)	16.71
Performance stock outstanding at March 31, 2025	—	$—
The following table reflects activity related to the Company’s performance-based restricted stock units for the years ended March 31, 2025 and 2024:

	2025	2024
Weighted-average grant-date fair value per unit granted	$20.49	$30.89
Fair value of Performance stock units vested (in thousands)	$3,023	$—
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
Total Stockholder Return
The performance-based restricted units will vest upon continued service and achievement of certain stock price levels calculated using a four-year compound annual growth rate and based on the average closing bid price per share of the Company’s common stock measured over a sixty-trading day period (“Stock Price Levels”). Shares will vest in a range of 25% to 350% of the 45,000 target reported units based on achieving specified Stock Price Levels. The vesting end measurement date is February 1, 2025, with earlier vesting determination dates upon a change in control of the Company, involuntary termination of the CEO or twelve months following the achievement of the maximum stock price level. The performance-based restricted units accelerated and vested on a pro-rated basis in connection with the CEO Transition noted above.
The Company recorded approximately $0.5 million and $0.8 million of stock compensation expense relating to performance-based restricted stock units for the years ended March 31, 2025 and 2024 respectively, included in general and administrative expenses reported on the Company’s Consolidated Statements of Operations. As of March 31, 2025, the performance-based shares were fully vested. As of March 31, 2024, there was approximately $0.3 million of unrecognized compensation expense for the outstanding performance-based restricted stock units, which was expected to be recognized over a weighted average period of 1.23 years.

Page F- 24

Performance-based restricted stock units modification
In October 2024, the Company awarded the newly appointed President and Chief Executive Officer 97,631 performance-based restricted stock units. In January 2025, the Board approved the replacement of the performance-based units with 191,326 time-based stock options. The time-based stock options have a contractual life of 10 years and the shares will vest in three equal annual installments, based on continuous service of such officer to the Company through the applicable vesting dates. As a result of the change, the Company accounted for the modification as a Type I modification, resulting in $1.4 million of incremental fair value, of which $0.1 million was recorded immediately. The incremental compensation cost is measured as the excess of the fair value of the modified award over the fair value of the original award immediately before its terms were modified and recognized over the period from the modification date through the end of the requisite service period of the newly granted awards.
Stock Options
A summary of Stock Option activity for the year ended March 31, 2025 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Options outstanding at March 31, 2024	1,617,886	$39.52
Options granted	553,724	31.31
Options exercised	(253,540)	23.67
Options forfeited/expired/cancelled	(252,305)	41.39
Options outstanding at March 31, 2025	1,665,765	$38.31	6.39	$5,391,774
Exercisable at March 31, 2025	837,524	$42.74	3.58	$2,146,702
Total vested or expected to vest at March 31, 2025	1,665,604	$38.30	6.39	$5,391,774
The intrinsic value of stock options exercised was approximately $2.9 million and $1.3 million for the years ended March 31, 2025 and 2024 respectively.
The following assumptions were used to calculate the fair value of stock options:

	Year Ended	Year Ended
	March 31, 2025	March 31, 2024
Risk-free interest rate	3.72% to 4.43%	3.90% to 4.22%
Dividend yield	—%	—%
Volatility	47.11% to 48.33%	49.23% to 49.54%
Expected term	5.79 years to 6.21 years	5.39 years to 5.72 years
Forfeiture rate	—% to 4%	—% to 3%
Weighted-average grant-date fair value per option granted	$31.31	$36.10
Stock compensation expense related to the amortization of the fair value of service-based stock options issued was approximately $4.5 million and $4.8 million respectively, for the years ended March 31, 2025 and 2024 which was included in general and administrative reported on the Company’s Consolidated Statements of Operations.
The weighted average fair value for the stock option awards granted for the year ended March 31, 2025 was $31.31 per share. As of March 31, 2025 and 2024, there was approximately $10.2 million and $8.2 million, respectively, of unrecognized compensation cost related to non-vested stock options granted under the Company’s stock option plans which is expected to be recognized over a weighted-average period of 2.51 years and 1.44 years, respectively.

Page F- 25

Performance-Based Stock Options
A summary of the Performance-Based Stock Options for the year ended March 31, 2025 is as follows:

	Performance Options	Weighted Average Exercise Price
Performance Options outstanding at March 31, 2024	33,782	$46.85
Performance Options granted	336,411	35.66
Performance Options exercised	—	—
Performance Options forfeited/expired/cancelled	(213,487)	35.66
Performance Options outstanding at March 31, 2025	156,706	$38.07
The vesting of the performance-based stock options issued during the year ended March 31, 2025 were subject to the attainment of a performance goal. The performance-based stock options (the “Stock Price Award”) will vest based on the target average stock price achieved by the Company during any sixty-day period beginning on the grant date and ending on October 4, 2027. If the target stock price level is achieved, 100% of the Stock Price Award will vest, otherwise the Stock Price Award will be forfeited in its entirety.
The Company recorded approximately $0.6 million of stock compensation expense relating to performance-based options for the year ended March 31, 2025, included in general and administrative expenses reported on the Company’s Consolidated Statements of Operations. For the year ended March 31, 2024, there was no stock compensation expense recognized for the 33,782 performance-based stock options.
As of March 31, 2025, there was approximately $1.7 million of unrecognized compensation expense for the outstanding performance-based restricted stock options, which is expected to be recognized over a weighted average period of 2.51 years. As of March 31, 2024, there was no unrecognized compensation expense relating to the outstanding performance-based stock options.
The following assumptions were used to calculate the grant date fair value of performance-based stock options with market price condition using the Monte Carlo simulation model:

October 4, 2024
Risk-free interest rate	3.83%
Dividend yield	—%
Volatility	48.42%
Simulation term	6.5 years
Forfeiture rate	—%
Performance-based stock option modification
In October 2024, the Company awarded 213,487 performance-based stock options to various senior executive officers. In January 2025, the Board approved changes to the vesting conditions of these outstanding common stock option awards. The vesting criteria were modified from performance-based to time-based. The awards have a contractual life of 10 years and the shares will vest in three equal annual installments, based on continuous service of such officer to the Company through the applicable vesting dates. As a result of the change, the Company accounted for the modification as a Type I modification, resulting in $1.0 million of incremental fair value, of which $0.1 million was recorded immediately. The incremental compensation cost is measured as the excess of the fair value of the modified award over the fair value of the original award immediately before its terms were modified and recognized over the period from the modification date through the end of the requisite service period of the newly granted awards.
Share Repurchase Program
In September 2021, the Board authorized a share repurchase program (the “2021 Share Repurchase Program”) pursuant to which the Company may repurchase up to $50.0 million of the Company’s common stock on or before September 29, 2023. The Company repurchased and subsequently retired a total of $33.9 million of the Company’s common stock under the 2021 Share Repurchase Program, including $10.7 million during fiscal year 2024. On September 21, 2023, the Board authorized the new 2023 Share Repurchase Program (the “2023 Share Repurchase Program”) pursuant to which the Company may repurchase up to $250.0 million of the Company’s common stock on or before September 21, 2026. The Company repurchased and subsequently retired a total of $13.9 million of the Company’s common stock under the 2023 Share Repurchase Program during fiscal year 2024. The Company repurchased and subsequently retired a total of $8.4 million of the Company’s common stock under the 2023 Share Repurchase Program during fiscal year 2025. The Company may repurchase shares of its common stock via the open market and/or privately negotiated transactions. Repurchases will be made in accordance with applicable securities laws and may be effected pursuant to Rule 10b5-1 trading plans. The manner, timing and

Page F- 26

amount of any share repurchases will be determined by the Company based on a variety of factors, including proceeds from customer contracts, the timing of which is unpredictable, as well as general business and market conditions, the Company’s capital position, and other strategic considerations. The 2023 Share Repurchase Program does not obligate the Company to repurchase any particular amount of its common stock.
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. For the year end March 31, 2025, the Company had no excise tax expense. For the year ended March 31, 2024, excise tax expense was approximately $0.2 million.
The following table presents the share repurchase activity for Fiscal 2025 and Fiscal 2024 (in thousands, except per share data):

	For the years ended March 31,
	2025	2024
Number of shares repurchased and retired	245	736
Average price paid per share*	$33.71	$33.72
Total cost to repurchase	$8,398	$24,676
* Average price paid per share includes costs associated with the repurchases, excluding excise taxes associated with the share repurchases.
As of March 31, 2025, $227.7 million is remaining under the 2023 Share Repurchase Program.
14. Supplemental Disclosure of Cash Flow Information
The following table summarizes the Company’s supplemental cash flow information:

	For the years ended March 31,
(in thousands)	2025	2024
Cash paid during the period:
Taxes paid, including excise tax	$1,728	$70
Operating leases paid	2,311	2,316
Non-cash investing activity:
Capitalized change in estimated asset retirement obligations	$(107)	$89
Network equipment provided in exchange for wireless licenses	190	616
Narrowband spectrum licenses received in connection with the LCRA Agreement	1,430	—
Deferred gain on sale of intangible assets	—	4,911
Derecognition of contingent liability related to sale of intangible assets	—	19,249
Rights of use asset for new leases	796	645
Rights of use asset for modifications and renewals	1,258	1,928
During the year ended March 31, 2025, the FCC granted the Company the broadband licenses for 67 counties and relinquished to the FCC its narrowband licenses for the same 67 counties. This transaction resulted in a non-cash increase to intangibles of $22.8 million, which has been recorded as a non-cash gain on exchange of intangible assets of $22.8 million, for the year ended March 31, 2025. See Note 7 Intangible Assets for further discussion on the license exchanges.

During the year ended March 31, 2024, the FCC granted the Company the broadband licenses for 28 counties and relinquished to the FCC its narrowband licenses for the same 28 counties. This transaction resulted in a non-cash increase to intangibles of $35.0 million, which has been recorded as a non-cash gain on exchange of intangible assets of $35.0 million, for the year ended March 31, 2024. See Note 7 Intangible Assets for further discussion on the license exchanges.

Page F- 27

15. Contingencies and Guaranty
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
In September 2022, the Company transferred to SDG&E 1.4 x 1.4 cleared 900 MHz Broadband Spectrum and the associated broadband license related to Imperial County and received a milestone payment of $0.2 million. In September 2023, the Company transferred to SDG&E the San Diego County broadband license and received a milestone payment of $25.2 million net of delivery delay adjustments of $1.1 million. In December 2023, the Company transferred to SDG&E the remainder of the cleared 900 MHz Broadband Spectrum and the associated broadband license related to Imperial County and received a milestone payment of $0.2 million. This resulted in the recognition of a gain on the sale of spectrum and derecognition of the contingent liability associated with San Diego County and Imperial County. See Note 7 Intangible Assets for further discussion on the sale of intangible assets.
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
As of March 31, 2025, the Company has classified $1.1 million and $15.3 million as short-term and long-term contingent liability, respectively, based on the estimated timing of license delivery associated with the LCRA Agreement.
Oncor Refund Obligation
In June 2024, the Company entered into the Oncor Agreement for a total payment of $102.5 million, to be paid through fiscal year 2026 pursuant to the terms of the agreement. In June 2024, the Company received an initial payment of $10.0 million with remaining payments due to the Company for each county, at closing. The timing and rights to milestone payments could vary as 900 MHz broadband licenses are granted by the FCC, broadband licenses are assigned to Oncor and incumbents are cleared by the Company. As the Company is required to refund the deposit it has received from Oncor in the event of termination or non-delivery of the specific county’s full cleared 900 MHz Broadband Spectrum, it recorded the initial payment as contingent liability on the Company’s Consolidated Balance Sheets. A reduction in the contingent liability and a gain or loss on the sale of spectrum will be recognized for each county once the Company delivers the 900 MHz Broadband Spectrum and the associated broadband licenses to Oncor.
During the year ended March 31 2025, the Company transferred to Oncor the 900 MHz Broadband Spectrum and the associated broadband licenses related to four counties and received a milestone payment of $34.0 million. In addition, the Company recorded a $2.9 million non-trade receivable on the Company’s Consolidated Balance Sheets related to reimbursable clearing costs and Anti-Windfall Payments made in connection with the transfer of the associated broadband licenses. This resulted in the recognition of a gain on the sale of spectrum and derecognition of the contingent liability associated with the transferred counties. See Note 7 Intangible Assets for further discussion on the sale of intangible assets.

Page F- 28

As of March 31, 2025, the Company has classified $6.0 million as short-term contingent liability, based on the estimated timing of license delivery associated with the Oncor Agreement.
Xcel Energy Guaranty
In October 2022, the Company entered into an agreement with Xcel Energy providing Xcel Energy dedicated long-term usage of the Company’s 900 MHz Broadband Spectrum for a term of 20 years throughout Xcel Energy’s service territory in eight states the Xcel Energy Agreement. In connection with the Xcel Energy Agreement, the Company entered into a guaranty agreement, under which the Company guaranteed the delivery of the relevant 900 MHz Broadband Spectrum and the associated broadband licenses in Xcel Energy’s service territory in eight states along with other commercial obligations. In the event of default or non-delivery of the specific territory’s 900 MHz Broadband Spectrum, the Company is required to refund payments it has received. In addition, to the extent the Company has performed any obligations, the Company’s liability and remaining obligations under the Xcel Energy Agreement will extend only to the remaining unperformed obligations. The Company recorded $67.1 million in deferred revenue in connection with the prepayments received as of March 31, 2025. The Company commenced delivery of the relevant cleared 900 MHz Broadband Spectrum and the associated broadband leases in the first quarter of fiscal year 2024 and will continue through 2029. As of March 31, 2025, the maximum potential liability of future undiscounted payments under this agreement is approximately $62.0 million, reflecting a reduction in liability due to the obligations it has performed to date.
Defined Contribution Plan - Employer Contributions
The Company sponsors defined contribution plans (the “Plans”) that cover our employees following the completion of an eligibility period. Under the Plans, participating employees may defer a portion of their pretax earnings up to the limits provided by local statutory requirements. The Company makes matching contributions, subject to limits of the base compensation that a participant contributes to the Plan. The Company records its portion of matching contributions within general and administrative expenses on the Company’s Consolidated Statement of Operations. The Company contributed $0.5 million and $0.4 million for the years ended March 31, 2025 and 2024, respectively.
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
Macroeconomic Conditions
Recent macroeconomic events, inflation, tariffs, and geopolitical matters, have increased operating costs or resulted in delays in customer contracting or impacted the availability of equipment necessary for the deployment of the Company’s target customers’ planned PLTE projects. The Company continues to closely monitor these risks. Although difficult to quantify, the Company believes the current macroeconomic environment, including inflation, may have an adverse effect on the Company’s target customers’ businesses, which may harm the Company’s commercialization efforts and negatively impact the Company’s revenues and liquidity. If the Company is not able to control its operating costs or if the Company’s commercialization efforts are slowed or negatively impacted, continued periods of high inflation could have a material adverse effect on the Company’s business, operating results and financial condition.

Page F- 29