Form 10-Q
period 2025-06-30
Anterix Inc.
filed 2025-08-12
CIK 1304492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
At August 8, 2025, 18,739,790 shares of the registrant’s common stock were outstanding.

Anterix Inc.
FORM 10-Q
For the quarterly period ended June 30, 2025

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
•our expectations regarding the expansion of the 900 MHz Broadband Segment from 6 MHz to 10 MHz;
•our ability to qualify for and obtain broadband licenses in a timely manner or at all from The Federal Communications Commission’s (the “FCC”) in accordance with the requirements of the Report and Order approved by the FCC on May 13, 2020 (the “Report and Order”);
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

The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause our actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. Many of these risks, uncertainties and other factors are beyond our ability to control, influence, or predict. The most significant of these risks, uncertainties and other factors are described in “Item 1A—Risk Factors” in Part II of this Quarterly Report and in our Annual Report (the “2025 Annual Report”) on Form 10-K for the year ended March 31, 2025, filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 24, 2025. As a result, investors are urged not to place undue reliance on any forward-looking statements. These forward-looking statements reflect our views and assumptions only as of the date such forward-looking statements were made. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
Item 1: Consolidated Financial Statements
Anterix Inc.
Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share data)

	June 30, 2025	March 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$41,432	$47,374
Non-trade receivable	—	2,926
Spectrum receivable	5,330	7,107
Escrow deposits	5,242	547
Prepaid expenses and other current assets	3,357	2,801
Total current assets	55,361	60,755
Escrow deposits	1,903	7,103
Property and equipment, net	1,170	1,302
Right of use assets, net	4,716	4,829
Intangible assets	265,319	228,983
Deferred broadband costs	29,788	28,944
Other assets	1,320	1,188
Total assets	$359,577	$333,104
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and other accrued expenses	$6,617	$9,075
Accrued severance and other related charges	2,360	2,265
Due to related parties	30	30
Operating lease liabilities	1,531	1,643
Contingent liability	19,067	8,093
Deferred revenue	6,343	6,095
Total current liabilities	35,948	27,201
Operating lease liabilities	3,673	3,747
Contingent liability	4,244	15,336
Deferred revenue	121,871	118,577
Deferred gain on sale of intangible assets	4,911	4,911
Deferred income tax	4,099	6,606
Other liabilities	60	125
Total liabilities	174,806	176,503
Commitments and contingencies (See Note 12)
Stockholders’ equity
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized and no shares outstanding at June 30, 2025 and March 31, 2025	—	—
Common stock, $0.0001 par value per share, 100,000,000 shares authorized and 18,695,874 shares issued and outstanding at June 30, 2025 and 18,612,804 shares issued and outstanding at March 31, 2025	2	2
Additional paid-in capital	551,532	548,542
Accumulated deficit	(366,763)	(391,943)
Total stockholders’ equity	184,771	156,601
Total liabilities and stockholders’ equity	$359,577	$333,104
See accompanying notes to consolidated financial statements.

Anterix Inc.
Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share data)

	Three months ended June 30,
	2025	2024
Spectrum revenue	$1,418	$1,525
Operating expenses
General and administrative	10,449	12,851
Sales and support	1,493	1,850
Product development	1,120	1,750
Severance and other related charges	620	—
Depreciation and amortization	124	179
Operating expenses	13,806	16,630
Gain on exchange of intangible assets, net	(33,916)	(93)
Gain on sale of intangible assets, net	(961)	—
Loss from disposal of long-lived assets, net	8	—
Income (loss) from operations	22,481	(15,012)
Interest income	442	694
Other income	—	16
Income (loss) before income taxes	22,923	(14,302)
Income tax (benefit) expense	(2,257)	1,222
Net income (loss)	$25,180	$(15,524)
Net income (loss) per common share basic	$1.35	$(0.84)
Net income (loss) per common share diluted	$1.35	$(0.84)
Weighted-average common shares used to compute basic net income (loss) per share	18,621,701	18,486,964
Weighted-average common shares used to compute diluted net income (loss) per share	18,704,131	18,486,964
See accompanying notes to consolidated financial statements.

Anterix Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands)

	Number of Shares
	Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total
Balance at March 31, 2025	18,613	$2	$548,542	$(391,943)	$156,601
Stock compensation expense	—	—	3,632	—	3,632
Restricted shares issued	105	—	—	—	—
Shares withheld for taxes	(22)	—	(642)	—	(642)
Net income	—	—	—	25,180	25,180
Balance at June 30, 2025	18,696	$2	$551,532	$(366,763)	$184,771

Balance at March 31, 2024	18,453	$2	$533,203	$(372,173)	$161,032
Stock compensation expense	—	—	4,346	—	4,346
Restricted shares issued	129	—	—	—	—
Stock option exercises	81	—	1,617	—	1,617
Shares withheld for taxes	(19)	—	(661)	—	(661)
Retirement of common stock	(63)	—	—	(2,027)	(2,027)
Net loss	—	—	—	(15,524)	(15,524)
Balance at June 30, 2024	18,581	$2	$538,505	$(389,724)	$148,783
See accompanying notes to consolidated financial statements.

Anterix Inc.
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three months ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$25,180	$(15,524)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	124	179
Stock compensation expense	3,632	4,346
Deferred income taxes	(2,507)	1,057
Right of use assets	113	434
Gain on exchange of intangible assets, net	(33,916)	(93)
Gain on sale of intangible assets, net	(961)	—
Loss from disposal of long-lived assets, net	8	—
Changes in operating assets and liabilities
Non-trade receivable	2,926	—
Prepaid expenses and other assets	377	974
Accounts payable and other accrued expenses	(2,556)	(1,558)
Accrued severance and other related charges	95	—
Operating lease liabilities	(186)	(531)
Contingent liability	1,054	10,000
Deferred revenue	3,542	(1,525)
Other liabilities	(65)	(120)
Net cash used in operating activities	(3,140)	(2,361)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible assets and other related costs	(3,966)	(5,400)
Proceeds from sale of spectrum	1,301	—
Net cash used in investing activities	(2,665)	(5,400)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	—	1,617
Repurchases of common stock	—	(2,027)
Payments of withholding tax on net issuance of restricted stock	(642)	(661)
Net cash used in financing activities	(642)	(1,071)
Net change in cash and cash equivalents and restricted cash	(6,447)	(8,832)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents and restricted cash at beginning of the period	55,024	68,124
Cash and cash equivalents and restricted cash at end of the period	$48,577	$59,292

	Three months ended June 30,
	2025	2024
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period:
Operating leases paid	$569	$593
Non-cash investing activity:
Capitalized change in estimated asset retirement obligations	$(14)	$—
Network equipment provided in exchange for wireless licenses	$—	$47
Derecognition of contingent liability related to sale of intangible assets	$1,172	$—
Right of use assets new leases	$321	$248
Right of use assets modifications and renewals	$37	$247

The following tables provide a reconciliation of cash and cash equivalents and restricted cash reported on the Consolidated Balance Sheets that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:
	June 30,2025	March 31, 2025
Cash and cash equivalents	$41,432	$47,374
Escrow deposits	7,145	7,650
Total cash and cash equivalents and restricted cash	$48,577	$55,024

	June 30, 2024	March 31, 2024
Cash and cash equivalents	$51,715	$60,578
Escrow deposits	7,577	7,546
Total cash and cash equivalents and restricted cash	$59,292	$68,124
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
Basis of Presentation and Use of Estimates
The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Pursuant to the rules and regulations of the SEC, certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed with the SEC on June 24, 2025 (the “2025 Annual Report”). In the Company’s opinion, all normal and recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. The Company believes that the disclosures made in the unaudited consolidated interim financial statements are adequate to make the information not misleading. The results of operations for the interim periods presented are not necessarily indicative of the results for the year. The Company is also required to make certain estimates and assumptions that affect the reported amounts. These estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the financial statements in the applicable period. Accordingly, actual results could materially differ from those estimates.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board, (“FASB”) issued Accounting Standards Updates (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid and to improve the effectiveness of income tax disclosures. This update is effective for annual periods beginning after December 15, 2024. The Company has not yet determined the impact of this pronouncement on its consolidated financial statements and related disclosures.
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

2.    Revenue
The following table provides information regarding the Company’s revenue for each of the services it provides pursuant to its spectrum revenue agreements for the three months ended June 30, 2025 and 2024 (in thousands):

	Three months ended June 30,
	2025	2024
Spectrum revenue
900 MHz Broadband Spectrum Revenue
Ameren Corporation	$206	$156
Evergy	385	386
Xcel Energy	801	801
TECO (1)	26	—
Narrowband Spectrum Revenue
Motorola (2)	—	182
Total spectrum revenue (3)	$1,418	$1,525
1.The Company commenced revenue recognition in connection with the delivery of cleared 900 MHz Broadband Spectrum and the associated broadband licenses to Tampa Electric Company (“TECO”) during the three months ended June 30, 2025.
2.As of December 31, 2024, the Company recognized all the revenue associated with the 2014 Motorola spectrum agreement.
3.Revenue recognized during the three months ended June 30, 2025 and 2024 was included in deferred revenue at the beginning of the respective periods.
Spectrum Revenue Agreements
Refer to the Company’s 2025 Annual Report for a description of the Company’s spectrum revenue agreements entered into prior to March 31, 2025.
Capitalized Contract Costs
The Company capitalizes incremental costs associated with obtaining a spectrum revenue agreement with a customer, which generally includes sales commissions. Capitalized incremental costs are amortized over the contractual term beginning on the first delivery of a broadband lease. The Company’s capitalized contract costs consisted of the following activity during the three months ended June 30, 2025 and 2024 (in thousands):

	Three months ended June 30,
	2025	2024
Balance at the beginning of the period	$1,241	$1,027
Additions	49	26
Amortization	(19)	(30)
Balance at the end of the period	1,271	1,023
Less amount classified as current assets (1)	(24)	(586)
Noncurrent assets (1)	$1,247	$437
1.Current assets are recorded as prepaid expenses and other current assets and noncurrent assets are recorded as other assets on the Company’s Consolidated Balance Sheets.

Contract Liabilities
Contract liabilities primarily relate to advanced consideration received from customers in connection with spectrum revenue agreements, for which revenue is recognized over the term of each delivered broadband lease. The Company’s contract liabilities consisted of the following activity during the three months ended June 30, 2025 and 2024 (in thousands):

	Three months ended June 30,
	2025	2024
Balance at the beginning of the period	$124,672	$122,212
Net additions (1)	4,960	—
Revenue recognized	(1,418)	(1,525)
Balance at the end of the period	128,214	120,687
Less amount classified as current liabilities (2)	(6,343)	(5,968)
Noncurrent liabilities (2)	$121,871	$114,719
1.Represents milestone payments received from customer contracts pursuant to the terms of the associated spectrum revenue agreements, net of delivery delay adjustments.
2.Current liabilities and noncurrent liabilities are recorded as deferred revenue on the Company’s Consolidated Balance Sheets.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations of the Company’s contracts represent contracted revenue that will be recognized in future periods. Total performance obligations include deferred revenue (i.e., contract liabilities) as well as amounts that will be invoiced and recognized in future periods. Revenue allocated to remaining performance obligations was $180.1 million as of June 30, 2025, which will be recognized over the remaining contract terms up to 30 years.
3.    Segment Reporting
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
The measure of segment profit or loss for the Company’s single segment is net income (loss). Additionally, the CODM uses cash and cash equivalents as a measure of segment assets, which is included on the Company’s consolidated financial statements. Cash and cash equivalents are reviewed and monitored by CODM to ensure enough capital is available for investing in purchases of intangible assets, refundable deposits, retuning costs and swaps, and the Company’s share repurchase program. Segment expenses were disaggregated based on the information the CODM uses to assess performance and allocate resources considering both quantitative and qualitative factors.

The table below summarizes significant segment expenses and other items, which represent the difference between segment revenue and segment net income (loss) (in thousands):

	Three months ended June 30,
	2025	2024
Spectrum revenue	$1,418	$1,525
Significant segment expenses and other segment items
Adjusted general and administrative (1)	7,156	8,669
Adjusted sales and support (2)	1,364	1,763
Adjusted product development (3)	910	1,673
Depreciation and amortization	124	179
Gain on exchange of intangible assets, net	(33,916)	(93)
Gain on sale of intangible assets, net	(961)	—
Interest income	442	694
Other income	—	16
Income tax expense	(2,257)	1,222
Other segment items (4)	4,260	4,346
Net income (loss)	$25,180	$(15,524)
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
4.    Escrow Deposits
Escrow deposits are considered restricted cash as the deposits are restricted from use until the terms of the escrow agreement are met. Restricted cash is recorded as escrow deposits and a contingent liability on the Company’s Consolidated Balance Sheets. A reduction in the contingent liability and escrow deposits will be recognized for each county as the Company delivers the cleared 900 MHz Broadband Spectrum and the associated broadband licenses. Escrow deposits classified as current assets on the Company’s Consolidated Balance Sheets are related to the portion of the obligations of the escrow agreement that are expected to be met within a twelve-month period beginning June 30, 2025. Obligations not expected to be completed within this twelve-month period are classified as non-current assets.
In connection with the Lower Colorado River Authority Agreement (the “LCRA Agreement”), the Company and Lower Colorado River Authority (“LCRA”) entered into an escrow agreement. Pursuant to the escrow agreement, the escrow funds shall be held and invested in a money market deposit account. All interest and other income earned shall be allocated to the Company, payable with the final distribution of the escrow funds. The escrow funds shall be distributed upon written request by both the Company and LCRA pursuant to the terms within the LCRA Agreement. In December 2023, the Company received $15.0 million, of which $7.5 million was deposited in an escrow account. As of June 30, 2025, the Company has classified $5.2 million and $1.9 million as short-term and long-term escrow deposit, respectively, on the Consolidated Balance Sheets, inclusive of accrued interest and escrow releases for delivered 900 MHz Broadband Spectrum and the associated broadband.
5.    Intangible Assets
Wireless licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but instead are tested for impairment annually, or more frequently if an event indicates that the asset might be impaired. There were no impairment charges related to the Company’s indefinite-lived intangible assets during the three months ended June 30, 2025 and 2024.

Intangible assets consist of the following activity for the three months ended June 30, 2025 and 2024 (in thousands):

	Three months ended June 30,
	2025	2024
Balance at the beginning of period	$228,983	$216,743
Acquisitions	3,932	2,940
Sale of intangible assets	(1,512)	—
Exchanges - licenses received	40,618	126
Exchanges - licenses surrendered	(6,702)	(33)
Balance at the end of period	$265,319	$219,776
Purchases of intangible assets, including refundable deposits, retuning costs and swaps
During the three months ended June 30, 2025 and 2024, the Company entered into agreements with several third parties in multiple U.S. markets to acquire, retune or swap wireless licenses for cash consideration (“deals”) and made Anti-Windfall Payments to the U.S. Treasury Department. The initial deposits to incumbents are recorded as spectrum receivable on the Company’s Consolidated Balance Sheets and are refundable if the FCC does not approve the sale, retuning or swap of the spectrum. The initial deposits are transferred to deferred broadband costs or intangible assets on the Company’s Consolidated Balance Sheets, as applicable, upon meeting the relevant deal milestones. The final payments related to closed retuning or swap deals are recorded as deferred broadband costs on the Company’s Consolidated Balance Sheets. The final payments for license purchases or Anti-Windfall Payments are recorded as intangible assets on the Company’s Consolidated Balance Sheets.
Broadband License Exchanges
At times, the Company exchanges its narrowband licenses for broadband licenses related to spectrum agreements. Upon receipt of FCC approval, the spectrum licenses acquired as part of an exchange of nonmonetary assets are recorded at their new accounting cost basis as of the exchange date. The difference between the accounting cost basis of the spectrum licenses obtained, carrying value of the spectrum licenses transferred and cash paid, if any, is recognized as a gain or loss on exchange of intangible assets reported separately on the Company’s Consolidated Statements of Operations.
During the three months ended June 30, 2025, the FCC granted the Company broadband licenses for 62 counties. The Company recorded the new broadband licenses at their accounting cost basis of approximately $40.6 million. In connection with receiving the broadband licenses, the Company disposed of $6.7 million, related to the value ascribed to the narrowband licenses it relinquished to the FCC for the same 62 counties. The total carrying value of the narrowband licenses included the cost to acquire the original narrowband licenses, Anti-Windfall Payments paid to cover the shortfall in each county and the clearing costs. As a result of the exchange of narrowband licenses for broadband licenses, the Company recorded a gain on exchange of intangible assets of $33.9 million for the three months ended June 30, 2025.
During the three months ended June 30, 2024, the FCC granted the Company a broadband license for one county. The Company recorded the new broadband license at its accounting cost basis of approximately $0.1 million. In connection with receiving the broadband license, the Company disposed of a de minimis amount related to the value ascribed to the narrowband license it relinquished to the FCC for the same one county. The total carrying value of the narrowband license included the cost to acquire the original narrowband license, Anti-Windfall Payments paid to cover the shortfall in this county and the clearing costs. As a result of the exchange of the narrowband license for the broadband license, the Company recorded a gain on exchange of intangible assets of $0.1 million for the three months ended June 30, 2024.
Broadband License Sale
During the three months ended June 30, 2025, the Company transferred to LCRA the 900 MHz Broadband Spectrum and the associated broadband licenses related to 24 counties for the total consideration of $2.2 million. The total consideration included a $1.1 million milestone payment received in April 2025 and $1.1 million reduction of contingent liability. As a result, the Company recognized a reduction in intangible assets of $1.2 million and recorded a $1.0 million gain on sale of intangible assets on the Company’s Consolidated Statements of Operations.
During the three months ended June 30, 2025, the Company transferred to Oncor Electric Delivery Company LLC (“Oncor”) the 900 MHz Broadband Spectrum and the associated broadband licenses related to three counties for the total consideration of $0.3 million which was received in May 2025. As a result, the Company recognized a reduction in intangible assets of $0.3 million and recorded a $8 thousand gain on sale of intangible assets on the Company’s Consolidated Statements of Operations.
6. Accrued Severance and Other Related Charges
Total accrued severance and other related charges for the three months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three months ended June 30,
	2025	2024
Balance at the beginning of the period	$2,265	$—
Cash accruals*	620	—
Cash payments	(525)	—
Balance at the end of the period	$2,360	$—
*    Increase in cash accruals is related to the retention of key employees and other related costs as a result of the reduction in workforce during Fiscal 2025.
7.    Related Party Transactions
Refer to the Company’s 2025 Annual Report for a more complete description of the nature of its related party transactions prior to March 31, 2025. The following reflects the related party activity during the three months ended June 30, 2025 and 2024.
In connection with Morgan O’Brien’s retirement as Executive Chairman of the Board, the Company entered into a consulting agreement with Mr. O’Brien under which he has agreed to provide consulting services to the Company for a minimum of six months and receive cash compensation of $30 thousand per month beginning on January 1, 2025 through June 30, 2025 (the “minimum term”), and continuing thereafter on a month-to month basis until terminated by either party (the “Consulting Agreement”). As of June 30, 2025, Mr. O’Brien’s consulting agreement was terminated.
During the three months ended June 30, 2025, the Company incurred $0.1 million in consulting fees to Mr. O’Brien included in general and administrative expenses on the Company’s Consolidated Statements of Operations. For the three months ended June 30, 2024, the company did not incur any consulting fees. As of June 30, 2025 and March 31, 2025, the Company had $30 thousand and $30 thousand in outstanding liabilities to Mr. O’Brien included in due to related parties on the Company’s Consolidated Balance Sheets.
8.    Leases

All the leases in which the Company is the lessee are comprised of corporate office space and tower space. The Company is obligated under certain lease agreements for office space with lease terms expiring on various dates from June 30, 2027 through January 31, 2029, which includes lease extensions for its corporate headquarters ranging from three to ten years. The Company entered into multiple lease agreements for tower space. The lease expiration dates range from July 31, 2025 to June 26, 2032.

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

Weighted-average remaining lease term and incremental borrowing rate for the Company’s operating leases are as follows:

	Three months ended June 30,
	2025	2024
Weighted average term - operating lease liabilities	3.83 years	3.66 years
Weighted average incremental borrowing rate - operating lease liabilities	8%	9%
The following table presents total lease cost for the three months ended June 30, 2025 and 2024 (in thousands):

	Three months ended June 30,
	2025	2024
Total operating lease cost*	$498	$501
*Total operating lease cost is included in general and administrative expenses on the Company’s Consolidated Statements of Operations.
The following table presents supplemental balance sheet information as of June 30, 2025 and March 31, 2025 (in thousands):

	June 30, 2025	March 31, 2025
Non-current assets - right of use assets, net	$4,716	$4,829
Current liabilities - operating lease liabilities	$1,531	$1,643
Non-current liabilities - operating lease liabilities	$3,673	$3,747
Future minimum payments under existing non-cancellable leases for office and tower spaces (exclusive of real estate tax, utilities, maintenance and other costs borne by the Company) for the remaining terms of the leases following the three months ended June 30, 2025, are as follows (in thousands):

Fiscal Year	Operating Leases
2026 (excluding the three months ended June 30, 2025)	$1,875
2027	1,632
2028	1,146
2029	622
2030	367
After 2030	402
Total future minimum lease payments	6,044
Amount representing interest	(840)
Present value of net future minimum lease payments	$5,204
9.    Income Taxes
The Company used a discrete effective tax rate method to calculate taxes for the three months ended June 30, 2025 and 2024, which were a result of its inability to use some portion of its federal and state net operating losses (“NOLs”) carryforwards against the deferred tax liability created by the amortization of indefinite-lived intangible assets and the change in the state effective tax rate. The Company determined that applying an estimate of the annual effective tax rate would not provide a reasonable estimate as small changes in estimated “ordinary” loss could result in significant changes in the estimated annual effective tax rate. Accordingly, for the three months ended June 30, 2025, the Company recorded a total tax benefit of $2.3 million. For the three months ended June 30, 2024, the Company recorded a total tax expense of $1.2 million. The effective income tax rates for the three months ended June 30, 2025 and 2024 were -21.7% and -26.5%, respectively. The decrease in the effective tax rate was the result of lower state effective tax rate due to the shift in state apportionment.

The Company’s NOLs generated after March 31, 2018 may be used as an indefinite-lived asset to offset its deferred tax liability but are limited to 80% of future taxable income. The deferred tax liabilities as of June 30, 2025 are approximately $3.9 million for federal and $0.2 million for state. The deferred tax liabilities as of March 31, 2025 were approximately $3.7 million for federal and $2.9 million for state.
10.    Stockholders’ Equity
The Company established the 2023 Stock Plan (the “2023 Stock Plan”) to attract, retain and reward individuals who contribute to the achievement of the Company’s goals and objectives. This 2023 Stock Plan superseded previous stock plans. The 2023 Stock Plan permits the Company to grant equity compensation awards to employees, consultants and non-employee directors of the Company. The 2023 Stock Plan authorizes 1,350,000 shares of common stock of the Company (the “Shares”) for grant, plus remaining available for issuance under previous plans. As of June 30, 2025, under the 2023 Stock Plan, 488,598 Shares are available for future issuance.
During the three months ended June 30, 2025 and the year ended March 31, 2025, a total of 83,070 and 405,204 shares, respectively, were issued in connection with the vesting, conversion and or exercise of grants under the 2023 Stock Plan.

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
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. For the three months ended June 30, 2025, the Company had no excise tax expense. For the three months ended June 30, 2024, excise tax expense was approximately $0.1 million.
The following table presents the share repurchase activity for the three months ended June 30, 2025 and 2024 (in thousands, except per share data):

	Three months ended June 30,
	2025	2024
Number of shares repurchased and retired	—	63
Average price paid per share*	$—	$32.47
Total cost to repurchase	$—	$2,027

*Average price paid per share includes costs associated with the repurchases, excluding excise taxes associated with the share repurchases.
As of June 30, 2025, $227.7 million is remaining under the 2023 Share Repurchase Program.
11.    Net Income (Loss) Per Share of Common Stock
Basic net income (loss) per common share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. For purposes of the diluted net income (loss) per share calculation, stock options, restricted stock units and awards are considered to be potentially dilutive securities. Diluted earnings per share is computed using the treasury stock method.

The following table reconciles net income (loss) and weighted-average common shares used to compute basic and diluted net income (loss) per share:

	Three months ended June 30,
	2025	2024
Net income (loss):	$25,180	$(15,524)
Weighted-average common shares:
Basic weighted-average shares	18,621,701	18,486,964
Add: dilutive effect of stock options and restricted stock units	82,430	—
Diluted weighted-average common shares	18,704,131	18,486,964
For the three months ended June 30, 2025, there were 1,898,083 stock options and restricted stock units outstanding, excluded from the calculation of diluted weighted-average shares because the effect was anti-dilutive. For the three months ended June 30, 2024, there were 215,423 potentially dilutive stock options and restricted stock units outstanding, excluded from the calculation of diluted weighted-average shares as the effect was anti-dilutive because the Company reported a net loss.
12.    Contingencies and Guaranty
Contingent Liabilities
SDG&E Refund Obligations

In February 2021, the Company entered into the SDG&E Agreement with SDG&E, to sell 900 MHz Broadband Spectrum throughout SDG&E’s California service territory, including San Diego and Imperial Counties and portions of Orange County, for a total payment of $50.0 million. As the Company is required to refund payments it has received from SDG&E in the event of termination or non-delivery of the specific county’s full 900 MHz Broadband Spectrum, it recorded the payments received as contingent liability on the Company’s Consolidated Balance Sheets. A reduction in the contingent liability and a gain or loss on the sale of spectrum will be recognized for each county once the Company delivers the full cleared 900 MHz Broadband Spectrum and the associated broadband licenses to SDG&E.

During Fiscal 2023 and 2022, the Company transferred to SDG&E the cleared 900 MHz Broadband Spectrum and the associated broadband license related to Imperial County and San Diego County. This resulted in the recognition of a gain on the sale of spectrum and derecognition of the contingent liability associated with San Diego County and Imperial County.
Subsequent to the derecognition of the contingent liability related to the delivery of San Diego County and Imperial County licenses, the remaining contingent liability related to SDG&E of $1.0 million for Orange County is classified as a short-term liability due to the expected timing of delivery.

LCRA Refund Obligation
In April 2023, the Company entered into the LCRA Agreement for a total payment of $30.0 million, to be paid through fiscal year 2026 pursuant to the terms of the agreement. In November 2024, the Company received the agreed upon narrowband spectrum licenses from LCRA with a fair value of $1.4 million. As the Company is required to refund the deposit it has received from LCRA in the event of termination or non-delivery of the specific county’s full cleared 900 MHz Broadband Spectrum, it recorded the payments and licenses received as contingent liability on the Company’s Consolidated Balance Sheets. A reduction in the contingent liability and a gain or loss on the sale of spectrum will be recognized for each county once the Company delivers the full cleared 900 MHz Broadband Spectrum and the associated broadband licenses to LCRA.
During the three months ended June 30, 2025, the Company transferred to LCRA the 900 MHz Broadband Spectrum and the associated broadband licenses related to 24 counties which resulted in a $1.1 million reduction in contingent liability inclusive of $0.1 million related to the narrowband spectrum licenses previously received. See Note 5 Intangible Assets for further discussion on the sale of intangible assets.

As of June 30, 2025, the Company has classified $11.0 million and $4.2 million as short-term and long-term contingent liability, respectively, based on the estimated timing of license delivery associated with the LCRA Agreement.
Oncor Refund Obligation
In June 2024, the Company entered into the Oncor Agreement for a total payment of $102.5 million, to be paid through fiscal year 2026 pursuant to the terms of the agreement. As the Company is required to refund the deposit it has received from Oncor in the event of termination or non-delivery of the specific county’s full cleared 900 MHz Broadband Spectrum, it recorded the payments received as contingent liability on the Company’s Consolidated Balance Sheets. A reduction in the contingent liability and a gain or loss on the sale of spectrum will be recognized for each county once the Company delivers the 900 MHz Broadband Spectrum and the associated broadband licenses to Oncor.
During Fiscal 2025, the Company transferred to Oncor the 900 MHz Broadband Spectrum and the associated broadband licenses related to four counties and received a milestone payment of $34.0 million. In addition, during the three months ended June 30, 2025, the Company received $2.9 million related to reimbursable clearing costs and Anti-Windfall Payments made in connection with the transfer of the associated broadband licenses.
During the three months ended June 30, 2025, the Company transferred to Oncor the 900 MHz Broadband Spectrum and the associated broadband licenses related to three counties and received a milestone payment of $0.3 million inclusive of $20 thousand related to reimbursable clearing costs and Anti-Windfall Payments made in connection with the transfer of the associated broadband licenses. See Note 5 Intangible Assets for further discussion on the sale of intangible assets.
As of June 30, 2025, the Company has classified $7.0 million as short-term contingent liability, based on the estimated timing of license delivery associated with the Oncor Agreement.
Guaranties

In October 2022, the Company entered into an agreement with Xcel Energy Services Inc. (“Xcel Energy”) providing Xcel Energy dedicated long-term usage of the Company’s 900 MHz Broadband Spectrum for a term of 20 years throughout Xcel Energy’s service territory in eight states (the “Xcel Energy Agreement”). In connection with the Xcel Energy Agreement, the Company entered into a guaranty agreement, under which the Company guaranteed the delivery of the relevant 900 MHz Broadband Spectrum and the associated broadband licenses in Xcel Energy’s service territory in eight states along with other commercial obligations. In the event of default or non-delivery of the specific territory’s 900 MHz Broadband Spectrum, the Company is required to refund payments it has received. In addition, to the extent the Company has performed any obligations, the Company’s liability and remaining obligations under the Xcel Energy Agreement will extend only to the remaining unperformed obligations. The Company recorded $67.1 million in deferred revenue in connection with the prepayments received as of June 30, 2025. The Company commenced delivery of the relevant cleared 900 MHz Broadband Spectrum and the associated broadband leases in the first quarter of fiscal year 2024 and will continue through 2029. As of June 30, 2025, the maximum potential liability of future undiscounted payments under this agreement is approximately $61.2 million, reflecting a reduction in liability due to the obligations it has performed to date.
In June 2025, the Company entered into an agreement to retune and acquire wireless licenses for a total of $28.0 million. In connection with this agreement, the Company entered into a guaranty agreement with the incumbent, under which the Company guaranteed the payment and performance of all obligations under the agreement to the incumbent in the event of default. In addition, to the extent the Company has performed any obligations under the agreement, the Company’s liability and remaining obligations will extend only to the remaining obligations. As of June 30, 2025, the maximum potential liability of future undiscounted payments under this agreement is approximately $28.0 million.
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

The Company contributed $0.2 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively.
Litigation
From time to time, the Company may be involved in litigation that arises from the ordinary operations of the business, such as contractual or employment disputes or other general actions. The Company is not involved in any material legal proceedings at this time.
13.    Concentrations of Credit Risk and Significant Customers
Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with financial institutions for which credit loss is not anticipated. As of June 30, 2025 and March 31, 2025, substantially all of the Company’s cash balance exceeded the federally insured limits. For the three months ended June 30, 2025 and 2024, each of the Company’s customers accounted for greater than 10% of total revenue, except for TECO.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion and analysis of the financial condition and results of operations of Anterix Inc. (“Anterix,” the “Company”, “we”, “us”, or “our”) should be read in conjunction with our financial statements and notes thereto included in this Quarterly Report and the audited financial statements and notes thereto included in our 2025 Annual Report on Form 10-K for the year ended March 31, 2025, filed with the SEC on June 24, 2025. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those identified or referenced in “Item 1A—Risk Factors” in Part II of this Quarterly Report. As a result, investors are urged not to place undue reliance on any forward-looking statements. Except as required by applicable law, we do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.
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
Refer to our 2025 Annual Report for a more complete description of the nature of our business, including details regarding the process and costs to secure our broadband licenses.
Results of Operations
A discussion and analysis of the primary factors contributing to our results of operations are presented below. The following tables summarize our results of operations and financial data for the three months ended June 30, 2025 and 2024. The following data should be read in conjunction with our Notes to the Unaudited Consolidated Financial Statements contained within this Quarterly Report.

	Three months ended June 30,
	2025	2024
Spectrum revenue	$1,418	$1,525
Operating expenses
General and administrative	10,449	12,851
Sales and support	1,493	1,850
Product development	1,120	1,750
Severance and other related charges	620	—
Depreciation and amortization	124	179
Operating expenses	13,806	16,630
Gain on exchange of intangible assets, net	(33,916)	(93)
Gain on sale of intangible assets, net	(961)	—
Loss from disposal of long-lived assets, net	8	—
Income (loss) from operations	22,481	(15,012)
Interest income	442	694
Other income	—	16
Income (loss) before income taxes	22,923	(14,302)
Income tax (benefit) expense	(2,257)	1,222
Net income (loss)	$25,180	$(15,524)

Summary
Our net income for the three months ended June 30, 2025 increased by approximately $40.7 million to $25.2 million from a net loss of $15.5 million for the three months ended June 30, 2024. The increase in net income was primarily due to the following:
•General and administrative expenses decreased by $2.4 million, or -19%, to $10.4 million for the three months ended June 30, 2025 from $12.9 million for the three months ended June 30, 2024. The decrease primarily resulted from $1.5 million lower headcount related costs, $0.9 million stock compensation expense, and $0.1 million contract consulting fees, partially offset by $0.1 million higher professional services.
•Sales and support expense decreased by $0.4 million, or -19%, to $1.5 million for the three months ended June 30, 2025 from $1.9 million for the three months ended June 30, 2024. The decrease primarily resulted from $0.3 million lower professional services, $0.2 million headcount related costs, and $0.1 million marketing expense, partially offset by $0.2 million higher contract consulting fees.
•Product development expenses decreased by $0.6 million, or -36%, to $1.1 million for the three months ended June 30, 2025 from $1.8 million for the three months ended June 30, 2024. The decrease primarily resulted from $0.6 million lower contract consulting fees and $0.4 million IT related costs, partially offset by $0.2 million in higher headcount related costs and $0.2 million stock compensation expense.
•Severance and other related charges increased by $0.6 million, or 100%, to $0.6 million for the three months ended June 30, 2025 from zero for the three months ended June 30, 2024. The increase is primarily related to the retention of key employees and other related costs as a result of the reduction in workforce during Fiscal 2025.
•Gain on exchange of intangible assets, net increased by $33.8 million, or 36,369%, to $33.9 million for the three months ended June 30, 2025 from $0.1 million for the three months ended June 30, 2024. During the three months ended June 30, 2025, we exchanged our narrowband licenses for broadband licenses in 62 counties. In connection with the exchange, we recorded an accounting cost basis of $40.6 million for the new broadband licenses and disposed of $6.7 million related to the value ascribed to the narrowband licenses we relinquished to The Federal Communications Commission’s (the “FCC”) for those same 62 counties. As a result, we recorded a $33.9 million non-monetary gain on exchange of intangible assets on our Consolidated Statements of Operations. During the three months ended June 30, 2024, we exchanged our narrowband license for a broadband license in one county. In connection with the exchange, we recorded an accounting cost basis of $0.1 million for the new broadband license and relinquished to the FCC narrowband license for the same one county with de minimis value. As a result, we recorded a $0.1 million non-monetary gain on exchange of intangible assets on our Consolidated Statements of Operations.
•Gain on sale of intangible assets, net increased by $1.0 million, or 100%, to $1.0 million for the three months ended June 30, 2025 from zero for the three months ended June 30, 2024. During the three months ended June 30, 2025, we transferred to Lower Colorado River Authority (“LCRA”) and Oncor Electric Delivery Company LLC (“Oncor”) 24 and three broadband licenses, respectively, and recorded a $1.0 million gain on sale of intangible assets on our Consolidated Statements of Operations. Refer to Note 5 Intangible Assets in the Notes to the Consolidated Financial Statements for further discussion on the sale of intangible assets.
•Interest income decreased by $0.3 million, or -36%, to $0.4 million for the three months ended June 30, 2025 from $0.7 million for the three months ended June 30, 2024. The decrease was primarily attributable to a lower average cash balance during the period and lower interest rates.
•Income tax benefit increased by $3.5 million, or 285%, to $2.3 million for the three months ended June 30, 2025 from income tax expense of $1.2 million for the three months ended June 30, 2024. The increase was primarily attributable to lower state effective tax rate due to the shift in state apportionment.
Liquidity and Capital Resources
Our principal source of liquidity is our cash and cash equivalents generated from customer contract proceeds. At June 30, 2025, we had cash and cash equivalents of $41.4 million.

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
Cash Flows from Operating, Investing and Financing Activities

	Three months ended June 30,
(in thousands)	2025	2024
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(3,140)	$(2,361)
Net cash used in investing activities	$(2,665)	$(5,400)
Net cash used in financing activities	$(642)	$(1,071)
Net cash used in operating activities
Our principal source of cash provided by operating activities is our customer contract proceeds in the form of advanced payments. For spectrum lease agreements, we record these advanced payments as deferred revenue on our Consolidated Balance Sheets and recognize revenue over the term of the lease, which is typically 20 to 30 years. For spectrum sale agreements, we record advanced payments as a contingent liability on our Consolidated Balance Sheets and derecognize this liability upon closing of the sale along with recording a gain or loss on sale. In addition, our cash flows reflect a non-cash gain or loss on disposal of intangible assets for the difference in cost basis as we exchange narrowband licenses for broadband licenses. We expect net cash provided by (used in) operating activities to be affected by the progress on our customer agreements as well as changes in other operating assets and liabilities. The following represents our changes in net cash used in operating activities for the three months ended June 30, 2025 and 2024.
Net cash used in operating activities was approximately $3.1 million for the three months ended June 30, 2025. The net cash used in operating activities for the three months ended June 30, 2025 was primarily due to the following:
•$25.2 million increase related to our operating income, which includes a reduction of $33.5 million of non-cash items primarily driven by the gain on exchange of intangible assets of $33.9 million. Refer to the Results of Operations;
•$2.9 million increase in non-trade receivables related to reimbursable clearing costs and Anti-Windfall Payments received from Oncor;
•$2.6 million decrease in accounts payable and other accrued expenses primarily due to annual bonus payments;
•$3.5 million increase in deferred revenue due to $4.9 million cash proceeds from Tampa Electric Company (“TECO”) related to our 900 MHz Broadband Spectrum contract partially offset by $1.4 million in revenue recognition in connection with the delivery of cleared 900 MHz Broadband Spectrum; and
•$1.1 million increase in contingent liability primarily related to the Oncor Agreement.
Net cash used in operating activities was approximately $2.4 million for the three months ended June 30, 2024. The net cash used in operating activities for the three months ended June 30, 2024 was primarily due to the following:
•$15.5 million decrease related to our operating loss, which includes $5.9 million of non-cash items. Refer to the Results of Operations;

•$1.6 million decrease in accounts payable and accrued expenses primarily due to annual bonus payments;
•$1.5 million decrease in deferred revenue due to revenue recognition in connection with the delivery of cleared 900 MHz Broadband Spectrum; and
•$10.0 million increase in contingent liability related to the Oncor Agreement.
Net cash used in investing activities
Our principal outflow of cash used in investing activities is our purchases of intangible assets, including refundable deposits, retuning costs and swaps, which represent our spectrum clearing efforts as we work toward the conversion from narrowband to broadband spectrum. The purchases of intangible assets may be offset by current period cash proceeds from the sale of intangible assets, with a potential non-cash derecognition of the contingent liability for any proceeds received and recognized in operating activities in a prior period. Payments received in the current period are reflected as investing activities on the Consolidated Statements of Cash Flows upon the sale of intangible assets. We expect net cash provided by (used in) investing activities to be affected by the timing of our spectrum clearing efforts and the closing of our sale transactions and the related transfer of broadband licenses. The following represents our changes in net cash used in investing activities for the three months ended June 30, 2025 and 2024.
Net cash used in investing activities was $2.7 million and $5.4 million for the three months ended June 30, 2025 and 2024, respectively. For the three months ended June 30, 2025, net cash used in investing activities was primarily from $4.0 million payments made to acquire, swap or retune wireless licenses in markets across the United States, partially offset by $1.3 million related to the proceeds from sale of spectrum. For the three months ended June 30, 2024, net cash used in investing activities was from $5.4 million payments made to acquire, swap or retune wireless licenses in markets across the United States.
Net cash used in financing activities
Our principal outflow of cash used in financing activities is a result of our equity transactions, including repurchases of common stock and taxes and fees associated with the issuance of restricted stock awards, offset by proceeds from stock options exercised in the period. We expect net cash used in financing activities to be affected by the timing of future equity transactions including the timing of our repurchases of common stock. The following represents our changes in net cash used in financing activities for the three months ended June 30, 2025 and 2024.
Net cash used in financing activities was $0.6 million and $1.1 million for the three months ended June 30, 2025 and 2024, respectively. For the three months ended June 30, 2025, net cash used in financing activities was primarily from the payments of withholding tax on net issuance of restricted stock of $0.6 million. For the three months ended June 30, 2024, net cash used in financing activities was primarily for the repurchase of common stock of $2.0 million, payments of withholding tax on net issuance of restricted stock of $0.7 million, partially offset by the proceeds from stock option exercises of $1.6 million.
Material Cash Requirements
Our future capital requirements will depend on many factors, including: costs and time related to the commercialization of our spectrum assets; and our ability to sign customer contracts and generate revenues from the license or transfer of any broadband licenses we secure; our ability to timely deliver broadband licenses and clear spectrum to our customers in accordance with our contractual obligation; any requirement to refund payments or pay penalties if we do not satisfy our contractual obligations; the timeline and costs to acquire broadband licenses pursuant to the Report and Order, including the costs to acquire additional spectrum, the costs related to retuning, or swapping spectrum held by 900 MHz site-based licensees in the broadband segment that is required under section 90.621(b) to be protected by a broadband licensee with a base station at any location within the county, or any 900 MHz geographic-based Specialized Mobile Radio licensee in the broadband segment whose license area completely or partially overlaps the county, and the costs of paying Anti-Windfall Payments.
We are obligated under certain lease agreements for office space with lease terms expiring on various dates from June 30, 2027 through January 31, 2029, which includes a three to ten-year lease extension for our corporate headquarters. We have also entered into multiple lease agreements for tower space related to our spectrum holdings. These lease expiration dates range from July 31, 2025 to June 26, 2032. Total estimated payments for these lease agreements are approximately $6.0 million (exclusive of real estate taxes, utilities, maintenance and other costs borne by us). We also have an obligation to clear the tower site locations, for which we recorded an asset retirement obligation (the “ARO”). Total estimated payments as a result of the ARO is approximately $0.5 million. In addition to the lease payments and ARO for our tower site locations, we entered into agreements with several third parties in multiple U.S. markets to acquire, retune or swap wireless licenses for cash consideration. As of June 30, 2025, our total estimated future payments for these agreements with incumbents are approximately $44.2 million.
Guaranties

In October 2022, we entered into an agreement with Xcel Energy Services Inc. (“Xcel Energy”) providing Xcel Energy dedicated long-term usage of our 900 MHz Broadband Spectrum for a term of 20 years throughout Xcel Energy’s service territory in eight states (the “Xcel Energy Agreement”). In connection with Xcel Energy Agreement, we entered into a guaranty agreement, under which we guaranteed the delivery of the relevant 900 MHz Broadband Spectrum and the associated broadband licenses in Xcel Energy’s service territory in eight states along with other commercial obligations. In the event of default or non-delivery of the specific territory’s 900 MHz Broadband Spectrum, we are required to refund payments we have received. In addition, to the extent we have performed any obligations, our liability and remaining obligations under the Xcel Energy Agreement will extend only to the remaining unperformed obligations. We recorded $67.1 million in deferred revenue in connection with the prepayments received as of June 30, 2025. We commenced delivery of the relevant cleared 900 MHz Broadband Spectrum and the associated broadband leases in the first quarter of fiscal year 2024 and will continue through 2029. As of June 30, 2025, the maximum potential liability of future undiscounted payments under this agreement is approximately $61.2 million, reflecting a reduction in liability due to the obligations performed to date.

In June 2025, we entered into an agreement to retune and acquire wireless licenses for a total of $28.0 million. In connection with this agreement, we entered into a guaranty agreement with the incumbent, under which we guaranteed the payment and performance of all obligations under the agreement to the incumbent in the event of default. In addition, to the extent the Company has performed any obligations under the agreement, our liability and remaining obligations will extend only to the remaining obligations. As of June 30, 2025, the maximum potential liability of future undiscounted payments under this agreement is approximately $28.0 million.
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

The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. For the three months ended June 30, 2025, we had no excise tax expense. For the three months ended June 30, 2024, excise tax expense was approximately $0.1 million.
The following table presents the share repurchase activity for the three months ended June 30, 2025 and 2024 (in thousands, except per share data):

	Three months ended June 30,
	2025	2024
Number of shares repurchased and retired	—	63
Average price paid per share*	$—	$32.47
Total cost to repurchase	$—	$2,027
*Average price paid per share includes costs associated with the repurchases, excluding excise taxes associated with the share repurchases
As of June 30, 2025, $227.7 million is remaining under the 2023 Share Repurchase Program.
Off-balance sheet arrangements
As of June 30, 2025 and March 31, 2025, we did not have and do not have any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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
Item 1A. Risk Factors.
In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report as well as the risk factors disclosed in our 2025 Annual Report. There have been no material changes from the risk factors as previously disclosed in our 2025 Annual Report. Any of the risks discussed in this Quarterly Report, if any, and in our 2025 Annual Report, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information with respect to purchases of our common stock by the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three months ended June 30, 2025.
Issuer Purchases of Equity Securities (1)
(in thousands except for share and per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs
April 1, 2025 through April 30, 2025
Open market and privately negotiated purchases	—	$—	—	$227,662
May 1, 2025 through May 31, 2025
Open market and privately negotiated purchases	—	—	—	227,662
June 1, 2025 through June 30, 2025
Open market and privately negotiated purchases	—	—	—	227,662
Total	—	$—	—	$227,662
(1)In September 2023, our Board authorized the new 2023 Share Repurchase Program pursuant to which we may repurchase up to $250.0 million of our common stock on or before September 21, 2026. We may repurchase shares of our common stock via the open market and/or privately negotiated transactions. Repurchases will be made in accordance with applicable securities laws and may be effected pursuant to Rule 10b5-1 trading plans. The manner, timing and amount of any share repurchases will be determined by us based on a variety of factors, including proceeds from customer contracts, the timing of which is unpredictable, as well as general business and market conditions, our capital position, and other strategic considerations. The 2023 Share Repurchase Program does not obligate us to repurchase any particular amount of our common stock.
(2)Average price paid per share includes cost associated with the repurchases, excluding excise taxes associated with the share repurchases.
Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Director and Executive Officer Trading

During the three months ended June 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

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

32.1#*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from Anterix Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Anterix Inc.

Date: August 12, 2025	/s/ Scott A. Lang
Scott A. Lang
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2025	/s/ Timothy A. Gray
Timothy A. Gray
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)