Form 10-Q
period 2025-09-30
Anterix Inc.
filed 2025-11-12
CIK 1304492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
At November 7, 2025, 18,716,625 shares of the registrant’s common stock were outstanding.

Anterix Inc.
FORM 10-Q
For the quarterly period ended September 30, 2025

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

PART I. FINANCIAL INFORMATION
Item 1: Consolidated Financial Statements
Anterix Inc.
Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share data)

	September 30, 2025	March 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$39,070	$47,374
Non-trade receivable	—	2,926
Spectrum receivable	7,549	7,107
Escrow deposits	8,993	547
Prepaid expenses and other current assets	3,192	2,801
Total current assets	58,804	60,755
Escrow deposits	407	7,103
Property and equipment, net	1,018	1,302
Right of use assets, net	4,313	4,829
Intangible assets	325,320	228,983
Deferred broadband costs	29,076	28,944
Other assets	1,437	1,188
Total assets	$420,375	$333,104
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and other accrued expenses	$14,820	$9,075
Accrued severance and other related charges	2,697	2,265
Due to related parties	—	30
Operating lease liabilities	1,430	1,643
Contingent liability	8,802	8,093
Deferred revenue	6,872	6,095
Total current liabilities	34,621	27,201
Operating lease liabilities	3,300	3,747
Contingent liability	7,104	15,336
Deferred revenue	123,544	118,577
Deferred gain on sale of intangible assets	4,911	4,911
Deferred income tax	6,486	6,606
Other liabilities	62	125
Total liabilities	180,028	176,503
Commitments and contingencies (See Note 12)
Stockholders’ equity
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized and no shares outstanding at September 30, 2025 and March 31, 2025	—	—
Common stock, $0.0001 par value per share, 100,000,000 shares authorized and 18,707,440 shares issued and outstanding at September 30, 2025 and 18,612,804 shares issued and outstanding at March 31, 2025	2	2
Additional paid-in capital	554,562	548,542
Accumulated deficit	(314,217)	(391,943)
Total stockholders’ equity	240,347	156,601
Total liabilities and stockholders’ equity	$420,375	$333,104
See accompanying notes to consolidated financial statements.

Anterix Inc.
Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share data)

	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024
Spectrum revenue	$1,552	$1,551	$2,970	$3,076
Operating expenses
General and administrative	8,398	11,397	18,847	24,248
Sales and support	1,449	1,357	2,942	3,207
Product development	1,212	1,776	2,332	3,526
Severance and other related charges	735	—	1,355	—
Depreciation and amortization	133	151	257	330
Operating expenses	11,927	14,681	25,733	31,311
Gain on exchange of intangible assets, net	(59,602)	—	(93,518)	(93)
Gain on sale of intangible assets, net	(11,469)	—	(12,430)	—
Loss from disposal of long-lived assets, net	21	—	29	—
Income (loss) from operations	60,675	(13,130)	83,156	(28,142)
Interest income	379	585	821	1,279
Other income	—	9	—	25
Income (loss) before income taxes	61,054	(12,536)	83,977	(26,838)
Income tax expense	7,518	230	5,261	1,452
Net income (loss)	$53,536	$(12,766)	$78,716	$(28,290)
Net income (loss) per common share basic	$2.86	$(0.69)	$4.22	$(1.53)
Net income (loss) per common share diluted	$2.86	$(0.69)	$4.21	$(1.53)
Weighted-average common shares used to compute basic net income (loss) per share	18,687,082	18,586,075	18,654,570	18,531,169
Weighted-average common shares used to compute diluted net income (loss) per share	18,705,801	18,586,075	18,710,311	18,531,169
See accompanying notes to consolidated financial statements.

Anterix Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands)

	Number of Shares
	Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total
Balance at June 30, 2025	18,696	$2	$551,532	$(366,763)	$184,771
Stock compensation expense	—	—	2,947	—	2,947
Restricted shares issued	49	—	—	—	—
Stock option exercises	8	—	157	—	157
Shares withheld for taxes	(3)	—	(74)	—	(74)
Retirement of common stock	(43)	—	—	(990)	(990)
Net income	—	—	—	53,536	53,536
Balance at September 30, 2025	18,707	$2	$554,562	$(314,217)	$240,347

Balance at March 31, 2025	18,613	$2	$548,542	$(391,943)	$156,601
Stock compensation expense	—	—	6,579	—	6,579
Restricted shares issued	154	—	—	—	—
Stock option exercises	8	—	157	—	157
Shares withheld for taxes	(25)	—	(716)	—	(716)
Retirement of common stock	(43)	—	—	(990)	(990)
Net income	—	—	—	78,716	78,716
Balance at September 30, 2025	18,707	$2	$554,562	$(314,217)	$240,347
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

Anterix Inc.
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six months ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$78,716	$(28,290)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	257	330
Stock compensation expense	6,579	7,754
Deferred income taxes	(120)	1,389
Right of use assets	516	832
Gain on exchange of intangible assets, net	(93,518)	(93)
Gain on sale of intangible assets, net	(12,430)	—
Loss from disposal of long-lived assets, net	29	—
Changes in operating assets and liabilities
Non-trade receivable	2,926	—
Prepaid expenses and other assets	351	1,525
Accounts payable and other accrued expenses	2,112	(1,537)
Accrued severance and other related charges	432	—
Due to related parties	(30)	—
Operating lease liabilities	(660)	(1,032)
Contingent liability	7,425	10,000
Deferred revenue	5,744	4,415
Other liabilities	(65)	(302)
Net cash used in operating activities	(1,736)	(5,009)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible assets and other related costs	(17,147)	(10,904)
Proceeds from sale of spectrum	13,878	—
Purchases of equipment	—	(41)
Net cash used in investing activities	(3,269)	(10,945)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	157	1,960
Repurchases of common stock	(990)	(2,027)
Payments of withholding tax on net issuance of restricted stock	(716)	(1,366)
Net cash used in financing activities	(1,549)	(1,433)
Net change in cash and cash equivalents and restricted cash	(6,554)	(17,387)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents and restricted cash at beginning of the period	55,024	68,124
Cash and cash equivalents and restricted cash at end of the period	$48,470	$50,737

	Six months ended September 30,
	2025	2024
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period:
Taxes paid, including excise tax	$859	$885
Operating leases paid	$1,115	$1,199
Non-cash investing activity:
Capitalized change in estimated asset retirement obligations	$63	$—
Network equipment provided in exchange for wireless licenses	$—	$47
Derecognition of contingent liability related to sale of intangible assets	$14,948	$—
Right of use assets new leases	$321	$290
Right of use assets modifications and renewals	$47	$1,097

The following tables provide a reconciliation of cash and cash equivalents and restricted cash reported on the Consolidated Balance Sheets that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:
	September 30,2025	March 31, 2025
Cash and cash equivalents	$39,070	$47,374
Escrow deposits	9,400	7,650
Total cash and cash equivalents and restricted cash	$48,470	$55,024

	September 30,2024	March 31, 2024
Cash and cash equivalents	$43,129	$60,578
Escrow deposits	7,608	7,546
Total cash and cash equivalents and restricted cash	$50,737	$68,124
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

2.    Revenue
The following table provides information regarding the Company’s revenue for each of the services it provides pursuant to its spectrum revenue agreements for the three and six months ended September 30, 2025 and 2024 (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024
Spectrum revenue
900 MHz Broadband Spectrum Revenue
Ameren Corporation	$206	$182	$412	$338
Evergy	385	385	770	771
Xcel Energy	884	802	1,685	1,603
TECO (1)	77	—	103	—
Narrowband Spectrum Revenue
Motorola (2)	—	182	—	364
Total spectrum revenue (3)	$1,552	$1,551	$2,970	$3,076
1.The Company commenced revenue recognition in connection with the delivery of cleared 900 MHz Broadband Spectrum and the associated broadband licenses to Tampa Electric Company (“TECO”) in June 2025.
2.As of December 31, 2024, the Company recognized all the revenue associated with the 2014 Motorola spectrum agreement.
3.Revenue recognized during the three and six months ended September 30, 2025 and 2024 was included in deferred revenue at the beginning of the respective periods.
Spectrum Revenue Agreements
Refer to the Company’s 2025 Annual Report for a description of the Company’s spectrum revenue agreements entered into prior to March 31, 2025.
Capitalized Contract Costs
The Company capitalizes incremental costs associated with obtaining a spectrum agreement with a customer, which generally includes sales commissions. Capitalized incremental costs are amortized over the contractual term beginning on the first delivery of a broadband lease.
The Company’s capitalized contract costs consisted of the following activity during the three and six months ended September 30, 2025 and 2024 (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024
Balance at the beginning of the period	$1,271	$1,023	$1,241	$1,027
Additions	125	90	174	116
Amortization	(5)	(11)	(24)	(41)
Balance at the end of the period	1,391	1,102	1,391	1,102
Less amount classified as current assets (1)	(24)	(676)	(24)	(676)
Noncurrent assets (1)	$1,367	$426	$1,367	$426
1.Current assets are recorded as prepaid expenses and other current assets and noncurrent assets are recorded as other assets on the Company’s Consolidated Balance Sheets.

Contract Liabilities
Contract liabilities primarily relate to advanced consideration received from customers in connection with spectrum revenue agreements, for which revenue is recognized over the term of each delivered broadband lease. The Company’s contract liabilities consisted of the following activity during the three and six months ended September 30, 2025 and 2024 (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024
Balance at the beginning of the period	$128,214	$120,687	$124,672	$122,212
Net additions (1)	3,754	7,491	8,714	7,491
Revenue recognized	(1,552)	(1,551)	(2,970)	(3,076)
Balance at the end of the period	130,416	126,627	130,416	126,627
Less amount classified as current liabilities (2)	(6,872)	(5,915)	(6,872)	(5,915)
Noncurrent liabilities (2)	$123,544	$120,712	$123,544	$120,712
1.Represents milestone payments received from customer contracts pursuant to the terms of the associated spectrum revenue agreements, net of delivery delay adjustments.
2.Current liabilities and noncurrent liabilities are recorded as deferred revenue on the Company’s Consolidated Balance Sheets.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations of the Company’s contracts represent contracted revenue that will be recognized in future periods. Total performance obligations include deferred revenue (i.e., contract liabilities) as well as amounts that will be invoiced and recognized in future periods. Revenue allocated to remaining performance obligations was $178.5 million as of September 30, 2025, which will be recognized over the remaining contract terms up to 30 years.

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
The table below summarizes significant segment expenses and other items, which represent the difference between segment revenue and segment net income (loss) during the three and six months ended September 30, 2025 and 2024 (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024
Spectrum revenue	$1,552	$1,551	$2,970	$3,076
Significant segment expenses and other segment items
Adjusted general and administrative (1)	5,820	8,125	12,976	16,795
Adjusted sales and support (2)	1,336	1,281	2,700	3,044
Adjusted product development (3)	956	1,716	1,866	3,388
Depreciation and amortization	133	151	257	330
Gain on exchange of intangible assets, net	(59,602)	—	(93,518)	(93)
Gain on sale of intangible assets, net	(11,469)	—	(12,430)	—
Interest income	379	585	821	1,279
Other income	—	9	—	25
Income tax expense	7,518	230	5,261	1,452
Other segment items (4)	3,703	3,408	7,963	7,754
Net income (loss)	$53,536	$(12,766)	$78,716	$(28,290)
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
4.    Escrow Deposits
Escrow deposits are considered restricted cash as the deposits are restricted from use until the terms of the escrow agreement are met. Restricted cash is recorded as escrow deposits and a contingent liability on the Company’s Consolidated Balance Sheets. A reduction in the contingent liability and escrow deposits will be recognized for each county as the Company delivers the cleared 900 MHz Broadband Spectrum and the associated broadband licenses. Escrow deposits classified as current assets on the Company’s Consolidated Balance Sheets are related to the portion of the obligations of the escrow agreement that are expected to be met within a twelve-month period beginning September 30, 2025. Obligations not expected to be completed within this twelve-month period are classified as non-current assets.

In connection with the Lower Colorado River Authority Agreement (the “LCRA Agreement”), the Company and Lower Colorado River Authority (“LCRA”) entered into an escrow agreement. Pursuant to the escrow agreement, the escrow funds deposited from LCRA payments to the Company shall be held and invested in a money market deposit account. All interest and other income earned shall be allocated to the Company, payable with the final distribution of the escrow funds. The escrow funds shall be distributed upon written request by both the Company and LCRA pursuant to the terms within the LCRA Agreement. In December 2023, the Company received $15.0 million, of which $7.5 million was deposited in an escrow account. As of September 30, 2025, the Company has classified $0.5 million and $0.4 million as short-term and long-term escrow deposits, respectively, on the Consolidated Balance Sheets, inclusive of accrued interest and escrow releases for delivered 900 MHz Broadband Spectrum and the associated broadband licenses.
In June 2025, the Company entered into an agreement with an incumbent to retune and acquire wireless licenses for approximately $28.0 million. In connection with this agreement, the Company entered into an escrow agreement. Pursuant to the escrow agreement, the escrow funds deposited from the Company payments due to the incumbent shall be held and invested in a money market deposit account. All interest and other income earned shall be allocated to the incumbent, payable with the final distribution of the escrow funds. The escrow funds shall be distributed upon written request by both the Company and the incumbent pursuant to the terms within the escrow agreement. Once the escrow funds are distributed to the incumbent, the payments are recorded as spectrum receivable on the Company’s Consolidated Balance Sheets. In July 2025, the Company deposited $14.0 million into the escrow account. As of September 30, 2025, the Company has classified $8.5 million as short-term escrow deposits on the Consolidated Balance Sheets, inclusive of accrued interest and escrow releases to the incumbent, which are subsequently recorded as spectrum receivable on the Company’s Consolidated Balance Sheets.
5.    Intangible Assets
Wireless licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but instead are tested for impairment annually, or more frequently if an event indicates that the asset might be impaired. There were no impairment charges related to the Company’s indefinite-lived intangible assets during the three and six months ended September 30, 2025 and 2024.
Intangible assets consist of the following activity for the six months ended September 30, 2025 and 2024 (in thousands):

	Six months ended September 30,
	2025	2024
Balance at the beginning of period	$228,983	$216,743
Acquisitions	19,216	5,027
Sale of intangible assets	(16,397)	—
Exchanges - licenses received	115,032	126
Exchanges - licenses surrendered	(21,514)	(33)
Balance at the end of period	$325,320	$221,863
Purchases of intangible assets, including refundable deposits, retuning costs and swaps
During the six months ended September 30, 2025 and 2024, the Company entered into agreements with several third parties in multiple U.S. markets to acquire, retune or swap wireless licenses for cash consideration (“deals”) and made Anti-Windfall Payments to the U.S. Treasury Department. The initial deposits to incumbents are recorded as spectrum receivable on the Company’s Consolidated Balance Sheets and are refundable if the FCC does not approve the sale, retuning or swap of the spectrum. The initial deposits are transferred to deferred broadband costs or intangible assets on the Company’s Consolidated Balance Sheets, as applicable, upon meeting the relevant deal milestones. The final payments related to closed retuning or swap deals are recorded as deferred broadband costs on the Company’s Consolidated Balance Sheets. The final payments for license purchases or Anti-Windfall Payments are recorded as intangible assets on the Company’s Consolidated Balance Sheets.

Broadband License Exchanges
At times, the Company exchanges its narrowband licenses for broadband licenses related to spectrum agreements. Upon receipt of FCC approval, the spectrum licenses acquired as part of an exchange of nonmonetary assets are recorded at their new accounting cost basis as of the exchange date (i.e., the lower of the 600 MHz auction or estimated contract price). The difference between the accounting cost basis of the spectrum licenses obtained, carrying value of the spectrum licenses transferred and cash paid, if any, is recognized as a gain or loss on exchange of intangible assets reported separately on the Company’s Consolidated Statements of Operations.
During the six months ended September 30, 2025, the FCC granted the Company broadband licenses for 161 counties. The Company recorded the new broadband licenses at their accounting cost basis of approximately $115.0 million. In connection with receiving the broadband licenses, the Company disposed of $21.5 million, related to the value ascribed to the narrowband licenses it relinquished to the FCC for the same 161 counties. The total carrying value of the narrowband licenses included the cost to acquire the original narrowband licenses, Anti-Windfall Payments paid to cover the shortfall in each county and the clearing costs. As a result of the exchange of narrowband licenses for broadband licenses, the Company recorded a gain on exchange of intangible assets of $59.6 million and $93.5 million for the three and six months ended September 30, 2025, respectively.
During the six months ended September 30, 2024, the FCC granted the Company a broadband license for one county. The Company recorded the new broadband license at its accounting cost basis of approximately $0.1 million. In connection with receiving the broadband license, the Company disposed of a de minimis amount related to the value ascribed to the narrowband license it relinquished to the FCC for the same one county. The total carrying value of the narrowband license included the cost to acquire the original narrowband license, Anti-Windfall Payments paid to cover the shortfall in this county and the clearing costs. The Company did not have any exchanges for the three months ended September 30, 2024. The Company recorded a gain on exchange of intangible assets of $0.1 million for the six months ended September 30, 2024.
Broadband License Sale
During the six months ended September 30, 2025, the Company transferred to LCRA the 900 MHz Broadband Spectrum and associated broadband licenses related to 50 counties for the total consideration of $28.5 million. The total consideration included a milestone payment of $13.6 million received as of September 30, 2025 and $14.9 million reduction of contingent liability. As a result, the Company recognized a reduction in intangible assets of $14.9 million and $16.1 million for the three and six months ended September 30, 2025, respectively. The Company also recorded a $11.5 million and $12.4 million gain on sale of intangible assets for the three and six months ended September 30, 2025, respectively.
During the six months ended September 30, 2025, the Company transferred to Oncor Electric Delivery Company LLC (“Oncor”) the 900 MHz Broadband Spectrum and associated broadband licenses related to three counties for the total consideration of $0.3 million which was received in May 2025. As a result, the Company recognized a reduction in intangible assets of $0.3 million and recorded an $8 thousand gain on sale of intangible assets for the six months ended September 30, 2025.
During the six months ended September 30, 2024, the Company did not transfer any 900 MHz Broadband Spectrum and associated broadband licenses. As a result, the Company did not recognize a reduction in intangible assets or record any gain on sale of intangible assets for the three and six months ended September 30, 2024, respectively.

6. Accrued Severance and Other Related Charges
Total accrued severance and other related charges for the six months ended September 30, 2025 and 2024 were as follows (in thousands):

	Six months ended September 30,
	2025	2024
Balance at the beginning of the period	$2,265	$—
Cash accruals*	1,355	—
Cash payments	(923)	—
Balance at the end of the period	$2,697	$—
*    Increases in cash accruals are related to severance from workforce reductions as well as the retention of key employees.
7.    Related Party Transactions
Refer to the Company’s 2025 Annual Report for a more complete description of the nature of its related party transactions prior to March 31, 2025. The following reflects the related party activity during the six months ended September 30, 2025 and 2024.
In connection with Morgan O’Brien’s retirement as Executive Chairman of the Board, the Company entered into a consulting agreement with Mr. O’Brien under which he has agreed to provide consulting services to the Company for a minimum of six months and receive cash compensation of $30 thousand per month beginning on January 1, 2025 through June 30, 2025 (the “minimum term”), and continuing thereafter on a month-to month basis until terminated by either party (the “Consulting Agreement”). Mr. O’Brien’s consulting agreement was terminated as of June 30, 2025.
During the three and six months ended September 30, 2025, the Company incurred zero and $0.1 million respectively, in consulting fees to Mr. O’Brien included in general and administrative expenses on the Company’s Consolidated Statements of Operations. For the three and six months ended September 30, 2024, the Company did not incur any consulting fees to Mr. O’Brien. As of September 30, 2025, the Company had no outstanding liabilities due to Mr. O’Brien. As of March 31, 2025, the Company had $30 thousand in outstanding liabilities to Mr. O’Brien included in due to related parties on the Company’s Consolidated Balance Sheets.
8.    Leases

All the leases in which the Company is the lessee are comprised of corporate office space and tower space. The Company is obligated under certain lease agreements for office space with lease terms expiring on various dates from June 30, 2027 through January 31, 2029, which includes lease extensions for its corporate headquarters ranging from three to ten years. The Company entered into multiple lease agreements for tower space. The lease expiration dates range from October 31, 2025 to June 26, 2032.

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

Weighted-average remaining lease term and incremental borrowing rate for the Company’s operating leases are as follows:

	Six months ended September 30,
	2025	2024
Weighted average term - operating lease liabilities	3.70 years	3.55 years
Weighted average incremental borrowing rate - operating lease liabilities	8%	9%
The following table presents total lease cost for the three and six months ended September 30, 2025 and 2024 (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024
Total operating lease cost*	$475	$485	$973	$986
*Total operating lease cost is included in general and administrative expenses on the Company’s Consolidated Statements of Operations.
The following table presents supplemental balance sheet information as of September 30, 2025 and March 31, 2025 (in thousands):

	September 30, 2025	March 31, 2025
Non-current assets - right of use assets, net	$4,313	$4,829
Current liabilities - operating lease liabilities	$1,430	$1,643
Non-current liabilities - operating lease liabilities	$3,300	$3,747
Future minimum payments under existing non-cancellable leases for office and tower spaces (exclusive of real estate tax, utilities, maintenance and other costs borne by the Company) for the remaining terms of the leases following the six months ended September 30, 2025, are as follows (in thousands):

Fiscal Year	Operating Leases
2026 (excluding the six months ended September 30, 2025)	$913
2027	1,633
2028	1,300
2029	753
2030	375
After 2030	489
Total future minimum lease payments	5,463
Amount representing interest	(733)
Present value of net future minimum lease payments	$4,730
9.    Income Taxes
The Company used a discrete effective tax rate method to calculate taxes for the three and six months ended September 30, 2025 and 2024, which were a result of its inability to use some portion of its federal and state net operating losses (“NOLs”) carryforwards against the deferred tax liability created by the amortization of indefinite-lived intangible assets and the change in the state effective tax rate. The Company determined that applying an estimate of the annual effective tax rate would not provide a reasonable estimate as small changes in estimated “ordinary” loss could result in significant changes in the estimated annual effective tax rate. Accordingly, for the three and six months ended September 30, 2025, the Company recorded a total tax expense of $7.5 million and $5.3 million, respectively. For the three and six months ended September 30, 2024, the Company recorded a total tax expense of $0.2 million and $1.5 million, respectively. The effective income tax rates for the three months ended

September 30, 2025 and 2024 were -25.0% and -26.6%, respectively. The decrease in the effective tax rate was the result of lower state effective tax rate due to the shift in state apportionment.
The Company’s NOLs generated after March 31, 2018 may be used as an indefinite-lived asset to offset its deferred tax liability but are limited to 80% of future taxable income. The deferred tax liabilities as of September 30, 2025 are approximately $3.9 million for federal and $2.6 million for state. The deferred tax liabilities as of March 31, 2025 were approximately $3.7 million for federal and $2.9 million for state.
10.    Stockholders’ Equity
The Company established the 2023 Stock Plan (the “2023 Stock Plan”) to attract, retain and reward individuals who contribute to the achievement of the Company’s goals and objectives. This 2023 Stock Plan superseded previous stock plans. The 2023 Stock Plan permits the Company to grant equity compensation awards to employees, consultants and non-employee directors of the Company. The 2023 Stock Plan authorizes 1,350,000 shares of common stock of the Company (the “Shares”) for grant, plus remaining available for issuance under previous plans. As of September 30, 2025, under the 2023 Stock Plan, 585,951 Shares are available for future issuance.
During the six months ended September 30, 2025 and the year ended March 31, 2025, a total of 137,811 and 405,204 shares, respectively, were issued in connection with the vesting, conversion and or exercise of grants under the 2023 Stock Plan.

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
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. For the six months ended September 30, 2025, the Company had no excise tax expense. For the six months ended September 30, 2024, excise tax expense was approximately $0.1 million.
The following table presents the share repurchase activity for the three and six months ended September 30, 2025 and 2024 (in thousands, except per share data):

	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024
Number of shares repurchased and retired	43	—	43	63
Average price paid per share*	$22.94	$—	$22.94	$32.47
Total cost to repurchase	$990	$—	$990	$2,027

*Average price paid per share includes costs associated with the repurchases, excluding excise taxes associated with the share repurchases.
As of September 30, 2025, $226.7 million is remaining under the 2023 Share Repurchase Program.
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
The following table reconciles net income (loss) and weighted-average common shares used to compute basic and diluted net income (loss) per share:

	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024
Net income (loss):	$53,536	$(12,766)	$78,716	$(28,290)
Weighted-average common shares:
Basic weighted-average shares	18,687,082	18,586,075	18,654,570	18,531,169
Add: dilutive effect of stock options and restricted stock units	18,719	—	55,741	—
Diluted weighted-average common shares	18,705,801	18,586,075	18,710,311	18,531,169
For the three and six months ended September 30, 2025, there were 2,393,544 and 2,141,187 stock options and restricted stock units outstanding, excluded from the calculation of diluted weighted-average shares because the effect was anti-dilutive. For the three and six months ended September 30, 2024, there were 239,688 and 259,649 potentially dilutive stock options and restricted stock units outstanding, respectively, excluded from the calculation of diluted weighted-average shares as the effect was anti-dilutive because the Company reported a net loss.
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

During the six months ended September 30, 2025, the Company transferred to LCRA the 900 MHz Broadband Spectrum and the associated broadband licenses related to 50 counties which resulted in a $14.9 million reduction in contingent liability inclusive of $1.3 million related to the narrowband spectrum licenses previously received. See Note 5 Intangible Assets for further discussion on the sale of intangible assets.
As of September 30, 2025, the Company has classified $0.8 million and $7.1 million as short-term and long-term contingent liability, respectively, based on the estimated timing of license delivery associated with the LCRA Agreement.
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
During the six months ended September 30, 2025, the Company transferred to Oncor the 900 MHz Broadband Spectrum and the associated broadband licenses related to three counties and received a milestone payments of $0.3 million inclusive of $20 thousand related to reimbursable clearing costs and Anti-Windfall Payments made in connection with the transfer of the associated broadband licenses. See Note 5 Intangible Assets for further discussion on the sale of intangible assets.
As of September 30, 2025, the Company has classified $7.0 million as short-term contingent liability, based on the estimated timing of license delivery associated with the Oncor Agreement.
Guaranties

In October 2022, the Company entered into an agreement with Xcel Energy Services Inc. (“Xcel Energy”) providing Xcel Energy dedicated long-term usage of the Company’s 900 MHz Broadband Spectrum for a term of 20 years throughout Xcel Energy’s service territory in eight states (the “Xcel Energy Agreement”). In connection with the Xcel Energy Agreement, the Company entered into a guaranty agreement, under which the Company guaranteed the delivery of the relevant 900 MHz Broadband Spectrum and the associated broadband licenses in Xcel Energy’s service territory in eight states along with other commercial obligations. In the event of default or non-delivery of the specific territory’s 900 MHz Broadband Spectrum, the Company is required to refund payments it has received. In addition, to the extent the Company has performed any obligations, the Company’s liability and remaining obligations under the Xcel Energy Agreement will extend only to the remaining unperformed obligations. The Company recorded $70.9 million in deferred revenue in connection with the prepayments received as of September 30, 2025. The Company commenced delivery of the relevant cleared 900 MHz Broadband Spectrum and the associated broadband leases in the first quarter of fiscal year 2024 and will continue through 2029. As of September 30, 2025, the maximum potential liability of future undiscounted payments under this agreement is approximately $64.1 million, reflecting a reduction in liability due to the obligations it has performed to date.
In June 2025, the Company entered into an agreement to retune and acquire wireless licenses for approximately $28.0 million. In connection with this agreement, the Company entered into a guaranty agreement with the incumbent, under which the Company guaranteed the payment and performance of all obligations under the agreement to the incumbent in the event of default. In addition, to the extent the Company has performed any obligations under the agreement, the Company’s liability and remaining obligations will extend only to the remaining obligations. As of September 30, 2025, the maximum potential liability of future undiscounted payments under this agreement is approximately $22.5 million.

Defined Contribution Plan - Employer Contributions
The Company sponsors defined contribution plans (the “Plans”) that cover our employees following the completion of an eligibility period. Under the Plans, participating employees may defer a portion of their pretax earnings up to the limits provided by local statutory requirements. The Company makes matching contributions, subject to limits of the base compensation that a participant contributes to the Plan. The Company records its portion of matching contributions within general and administrative expenses on the Company’s Consolidated Statement of Operations. The Company contributed $0.2 million and $0.3 million for the six months ended September 30, 2025 and 2024, respectively.
Litigation
From time to time, the Company may be involved in litigation that arises from the ordinary operations of the business, such as contractual or employment disputes or other general actions. The Company is not involved in any material legal proceedings at this time.
13.    Concentrations of Credit Risk and Significant Customers
Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with financial institutions for which credit loss is not anticipated. As of September 30, 2025 and March 31, 2025, substantially all of the Company’s cash balance exceeded the federally insured limits. For the six months ended September 30, 2025, each of the Company’s customers accounted for greater than 10% of total revenue, except for TECO.

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

Results of Operations
A discussion and analysis of the primary factors contributing to our results of operations are presented below. The following tables summarize our results of operations and financial data for the three and six months ended September 30, 2025 and 2024. The following data should be read in conjunction with our Notes to the Unaudited Consolidated Financial Statements contained within this Quarterly Report.

	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024
Spectrum revenue	$1,552	$1,551	$2,970	$3,076
Operating expenses
General and administrative	8,398	11,397	18,847	24,248
Sales and support	1,449	1,357	2,942	3,207
Product development	1,212	1,776	2,332	3,526
Severance and other related charges	735	—	1,355	—
Depreciation and amortization	133	151	257	330
Operating expenses	11,927	14,681	25,733	31,311
Gain on exchange of intangible assets, net	(59,602)	—	(93,518)	(93)
Gain on sale of intangible assets, net	(11,469)	—	(12,430)	—
Loss from disposal of long-lived assets, net	21	—	29	—
Income (loss) from operations	60,675	(13,130)	83,156	(28,142)
Interest income	379	585	821	1,279
Other income	—	9	—	25
Income (loss) before income taxes	61,054	(12,536)	83,977	(26,838)
Income tax expense	7,518	230	5,261	1,452
Net income (loss)	$53,536	$(12,766)	$78,716	$(28,290)
Summary
Our net income for the three months ended September 30, 2025 increased by approximately $66.3 million to $53.5 million from a net loss of $12.8 million for the three months ended September 30, 2024. The increase in net income was primarily due to the following:
•General and administrative expenses decreased by $3.0 million, or -26%, to $8.4 million for the three months ended September 30, 2025 from $11.4 million for the three months ended September 30, 2024. The decrease primarily resulted from $1.1 million lower professional services, $0.9 million headcount related costs, $0.7 million stock compensation expense, $0.2 million contract consulting fees and $0.1 million office related expenses.
•Product development expenses decreased by $0.6 million, or -32%, to $1.2 million for the three months ended September 30, 2025 from $1.8 million for the three months ended September 30, 2024. The decrease primarily resulted from $0.4 million lower contract consulting fees and $0.4 million IT related costs, partially offset by $0.2 million higher stock compensation expense.
•Severance and other related charges increased by $0.7 million, or 100%, to $0.7 million for the three months ended September 30, 2025 from zero for the three months ended September 30, 2024. The increase is primarily related to severance from workforce reductions as well as the retention of key employees.
•Gain on exchange of intangible assets, net increased by $59.6 million, or 100%, to $59.6 million for the three months ended September 30, 2025 from zero for the three months ended September 30, 2024. During the three months ended September 30, 2025, we exchanged our narrowband licenses for broadband licenses in 99 counties. In connection with the exchange, we recorded an accounting cost basis of $74.4 million for the new broadband licenses and disposed of $14.8 million related to the value ascribed to the narrowband licenses we relinquished to The Federal Communications Commission (the “FCC”) for those same 99 counties.

As a result, we recorded a $59.6 million non-monetary gain on exchange of intangible assets on our Consolidated Statements of Operations. During the three months ended September 30, 2024, we did not exchange our narrowband licenses for broadband licenses.
•Gain on sale of intangible assets, net increased by $11.5 million, or 100%, to $11.5 million for the three months ended September 30, 2025 from zero for the three months ended September 30, 2024. During the three months ended September 30, 2025, we transferred to Lower Colorado River Authority (“LCRA”) 26 broadband licenses, and recorded a $11.5 million gain on sale of intangible assets on our Consolidated Statements of Operations. Refer to Note 5 Intangible Assets in the Notes to the Consolidated Financial Statements for further discussion on the sale of intangible assets. During the three months ended September 30, 2024, we did not transfer any broadband licenses.
•Income tax expense increased by $7.3 million, or 3,169%, to $7.5 million for the three months ended September 30, 2025 from income tax expense of $0.2 million for the three months ended September 30, 2024. The increase primarily resulted from higher federal provisions of $2.1 million and state provisions of $5.2 million driven by the gain on sales and exchanges of intangible assets.
Our net income for the six months ended September 30, 2025 increased by approximately $107.0 million to $78.7 million from a net loss of $28.3 million for the six months ended September 30, 2024. The increase in net income was primarily due to the following:
•General and administrative expenses decreased by $5.4 million, or -22%, to $18.8 million for the six months ended September 30, 2025 from $24.2 million for the six months ended September 30, 2024. The decrease primarily resulted from $2.5 million lower headcount related costs, $1.6 million stock compensation expense, $1.0 million professional services, and $0.3 million contract consulting fees.
•Sales and support expense decreased by $0.3 million, or -8%, to $2.9 million for the six months ended September 30, 2025 from $3.2 million for the six months ended September 30, 2024. The decrease primarily resulted from $0.3 million lower professional services and $0.3 million headcount related costs, partially offset by $0.3 million higher contract consulting fees.
•Product development expenses decreased by $1.2 million, or -34%, to $2.3 million for the six months ended September 30, 2025 from $3.5 million for the six months ended September 30, 2024. The decrease primarily resulted from $1.0 million lower contract consulting fees and $0.7 million IT related costs, partially offset by $0.3 million higher stock compensation expense and $0.2 million headcount related costs.
•Severance and other related charges increased by $1.4 million, or 100%, to $1.4 million for the six months ended September 30, 2025 from zero for the six months ended September 30, 2024. The increase is primarily related to severance from workforce reductions as well as the retention of key employees.
•Gain on exchange of intangible assets, net increased by $93.4 million, or 100,457%, to $93.5 million for the six months ended September 30, 2025 from $0.1 million for the six months ended September 30, 2024. During the six months ended September 30, 2025, we exchanged our narrowband licenses for broadband licenses in 161 counties. In connection with the exchange, we recorded an accounting cost basis of $115.0 million for the new broadband licenses and disposed of $21.5 million related to the value ascribed to the narrowband licenses we relinquished to the FCC for those same 161 counties. As a result, we recorded a $93.5 million non-monetary gain on exchange of intangible assets on our Consolidated Statements of Operations. During the six months ended September 30, 2024, we exchanged a narrowband license for a broadband license in one county. In connection with the exchange, we recorded an accounting cost basis of $0.1 million for the new broadband license and relinquished to the FCC a narrowband license for the same one county with de minimis value. As a result, we recorded a $0.1 million non-monetary gain on exchange of intangible assets on our Consolidated Statements of Operations.
•Gain on sale of intangible assets, net increased by $12.4 million, or 100%, to $12.4 million for the six months ended September 30, 2025 from zero for the six months ended September 30, 2024. During the six months ended September 30, 2025, we transferred to LCRA and Oncor Electric Delivery Company LLC (“Oncor”) 50 and three broadband licenses, respectively, and recorded a $12.4 million gain on sale of intangible assets on our Consolidated Statements of Operations. Refer to Note 5 Intangible Assets in the Notes to the Consolidated Financial Statements for further discussion on the sale of intangible assets. During the six months ended September 30, 2024, we did not transfer any broadband licenses.

•Interest income decreased by $0.5 million, or -36%, to $0.8 million for the six months ended September 30, 2025 from $1.3 million for the six months ended September 30, 2024. The decrease was primarily attributable to a lower average cash balance during the period and lower interest rates.
•Income tax expense increased by $3.8 million, or 262%, to $5.3 million for the six months ended September 30, 2025 from income tax expense of $1.5 million for the six months ended September 30, 2024. The increase primarily resulted from higher federal provisions of $2.1 million and state provisions of $1.7 million driven by the gain on sales and exchanges of intangible assets.
Liquidity and Capital Resources
Our principal source of liquidity is our cash and cash equivalents generated from customer contract proceeds. At September 30, 2025, we had cash and cash equivalents of $39.1 million.

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
Cash Flows from Operating, Investing and Financing Activities

	Six months ended September 30,
(in thousands)	2025	2024
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(1,736)	$(5,009)
Net cash used in investing activities	$(3,269)	$(10,945)
Net cash used in financing activities	$(1,549)	$(1,433)
Net cash used in operating activities
Our principal source of cash provided by operating activities is our customer contract proceeds in the form of advanced payments. For spectrum lease agreements, we record these advanced payments as deferred revenue on our Consolidated Balance Sheets and recognize revenue over the term of the lease, which is typically 20 to 30 years. For spectrum sale agreements, we record advanced payments as a contingent liability on our Consolidated Balance Sheets and derecognize this liability upon closing of the sale along with recording a gain or loss on sale. In addition, our cash flows reflect a non-cash gain or loss on disposal of intangible assets for the difference in cost basis as we exchange narrowband licenses for broadband licenses. We expect net cash provided by (used in) operating activities to be affected by the progress on our customer agreements as well as changes in other operating assets and liabilities. The following represents our changes in net cash used in operating activities for the six months ended September 30, 2025 and 2024.

Net cash used in operating activities was approximately $1.7 million for the six months ended September 30, 2025. The net cash used in operating activities for the six months ended September 30, 2025 was primarily due to the following:
•$78.7 million increase related to our operating income, which includes a reduction of $98.7 million of non-cash items primarily driven by the gain on exchange of intangible assets of $93.5 million and the gain on sale of $12.4 million. Refer to the Results of Operations;
•$5.7 million increase in deferred revenue due to $4.9 million cash proceeds from Tampa Electric Company (“TECO”), $3.8 million cash proceeds from Xcel Energy related to our 900 MHz Broadband Spectrum contracts partially offset by $3.0 million in revenue recognition in connection with the delivery of cleared 900 MHz Broadband Spectrum; and
•$7.4 million increase in contingent liability primarily related to the LCRA and Oncor Agreements.
Net cash used in operating activities was approximately $5.0 million for the six months ended September 30, 2024. The net cash used in operating activities for the six months ended September 30, 2024 was primarily due to the following:
•$28.3 million decrease related to our operating loss, which includes $10.2 million of non-cash items. Refer to the Results of Operations;
•$1.5 million decrease in accounts payable and accrued expenses primarily due to annual bonus payments;
•$4.4 million increase in deferred revenue due to $7.5 million cash proceeds from Ameren Corporation related to our 900 MHz Broadband Spectrum contract partially offset by $3.1 million in revenue recognition in connection with the delivery of cleared 900 MHz Broadband Spectrum; and
•$10.0 million increase in contingent liability related to the Oncor Agreement.
Net cash used in investing activities
Our principal outflow of cash used in investing activities is our purchases of intangible assets, including refundable deposits, retuning costs and swaps, which represent our spectrum clearing efforts as we work toward the conversion from narrowband to broadband spectrum. The purchases of intangible assets may be offset by current period cash proceeds from the sale of intangible assets, with a potential non-cash derecognition of the contingent liability for any proceeds received and recognized in operating activities in a prior period. Payments received in the current period are reflected as investing activities on the Consolidated Statements of Cash Flows upon the sale of intangible assets. We expect net cash provided by (used in) investing activities to be affected by the timing of our spectrum clearing efforts and the closing of our sale transactions and the related transfer of broadband licenses. The following represents our changes in net cash used in investing activities for the six months ended September 30, 2025 and 2024.
Net cash used in investing activities was $3.3 million and $10.9 million for the six months ended September 30, 2025 and 2024, respectively. For the six months ended September 30, 2025, net cash used in investing activities was primarily from $17.1 million payments made to acquire, swap or retune wireless licenses in markets across the United States, partially offset by $13.9 million related to the proceeds from sale of spectrum. For the six months ended September 30, 2024, net cash used in investing activities was from $10.9 million payments made to acquire, swap or retune wireless licenses in markets across the United States.
Net cash used in financing activities
Our principal outflow of cash used in financing activities is a result of our equity transactions, including repurchases of common stock and taxes and fees associated with the issuance of restricted stock awards, offset by proceeds from stock options exercised in the period. We expect net cash used in financing activities to be affected by the timing of future equity transactions including the timing of our repurchases of common stock. The following represents our changes in net cash used in financing activities for the six months ended September 30, 2025 and 2024.
Net cash used in financing activities was $1.5 million and $1.4 million for the six months ended September 30, 2025 and 2024, respectively. For the six months ended September 30, 2025, net cash used in financing activities was primarily for the repurchase of common stock of $1.0 million, payments of withholding tax on net issuance of restricted stock of $0.7 million, partially offset by the proceeds from stock option exercises of $0.2 million. For the six months ended September 30, 2024, net cash used in financing activities was primarily for the repurchase of common stock of $2.0 million, payments of withholding tax on net issuance of restricted stock of $1.4 million, partially offset by the proceeds from stock option exercises of $2.0 million.

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
We are obligated under certain lease agreements for office space with lease terms expiring on various dates from June 30, 2027 through January 31, 2029, which includes a three to ten-year lease extension for our corporate headquarters. We have also entered into multiple lease agreements for tower space related to our spectrum holdings. These lease expiration dates range from October 31, 2025 to June 26, 2032. Total estimated payments for these lease agreements are approximately $5.5 million (exclusive of real estate taxes, utilities, maintenance and other costs borne by us). We also have an obligation to clear the tower site locations, for which we recorded an asset retirement obligation (the “ARO”). Total estimated payments as a result of the ARO is approximately $0.2 million. In addition to the lease payments and ARO for our tower site locations, we entered into agreements with several third parties in multiple U.S. markets to acquire, retune or swap wireless licenses for cash consideration. As of September 30, 2025, our total estimated future payments for these agreements with incumbents are approximately $37.9 million.
Guaranties

In October 2022, we entered into an agreement with Xcel Energy Services Inc. (“Xcel Energy”) providing Xcel Energy dedicated long-term usage of our 900 MHz Broadband Spectrum for a term of 20 years throughout Xcel Energy’s service territory in eight states (the “Xcel Energy Agreement”). In connection with Xcel Energy Agreement, we entered into a guaranty agreement, under which we guaranteed the delivery of the relevant 900 MHz Broadband Spectrum and the associated broadband licenses in Xcel Energy’s service territory in eight states along with other commercial obligations. In the event of default or non-delivery of the specific territory’s 900 MHz Broadband Spectrum, we are required to refund payments we have received. In addition, to the extent we have performed any obligations, our liability and remaining obligations under the Xcel Energy Agreement will extend only to the remaining unperformed obligations. We recorded $70.9 million in deferred revenue in connection with the prepayments received as of September 30, 2025. We commenced delivery of the relevant cleared 900 MHz Broadband Spectrum and the associated broadband leases in the first quarter of fiscal year 2024 and will continue through 2029. As of September 30, 2025, the maximum potential liability of future undiscounted payments under this agreement is approximately $64.1 million, reflecting a reduction in liability due to the obligations performed to date.

In June 2025, we entered into an agreement to retune and acquire wireless licenses for approximately $28.0 million. In connection with this agreement, we entered into a guaranty agreement with the incumbent, under which we guaranteed the payment and performance of all obligations under the agreement to the incumbent in the event of default. In addition, to the extent the Company has performed any obligations under the agreement, our liability and remaining obligations will extend only to the remaining obligations. As of September 30, 2025, the maximum potential liability of future undiscounted payments under this agreement is approximately $22.5 million.

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

The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. For the six months ended September 30, 2025, we had no excise tax expense. For the six months ended September 30, 2024, excise tax expense was approximately $0.1 million.
The following table presents the share repurchase activity for the three and six months ended September 30, 2025 and 2024 (in thousands, except per share data):

	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024
Number of shares repurchased and retired	43	—	43	63
Average price paid per share*	$22.94	$—	$22.94	$32.47
Total cost to repurchase	$990	$—	$990	$2,027
*Average price paid per share includes costs associated with the repurchases, excluding excise taxes associated with the share repurchases
As of September 30, 2025, $226.7 million is remaining under the 2023 Share Repurchase Program.
Off-balance sheet arrangements
As of September 30, 2025 and March 31, 2025, we did not have and do not have any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
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
Item 1A. Risk Factors.
Investing in our common stock involves a high degree of risk. In addition to the information set forth in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed financial statements and related notes, you should consider carefully the factors discussed below and in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on June 24, 2025 (the “Annual Report”) and in Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the period ended June 30, 2025, filed with the SEC on August 12, 2025 (the “First Quarterly Report”). The occurrence of any of the risks and uncertainties described in these Annual and Quarterly Reports could materially and adversely affect our business, financial condition, results of operations and prospects. In that event, the price of our common stock could decline and you could lose part or all of your investment. Furthermore, such risks are not the only ones we face; additional risks and uncertainties not currently known or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations. Except as set forth below, there have been no material changes from the risk factors set forth in our Annual Report and in our First Quarterly Report:

The current federal government shutdown affects our ability to obtain broadband licenses from the FCC, which could adversely impact our ability to comply with our contractual obligations and to commercialize our 900 MHz spectrum assets.

Our plans to commercialize our 900 MHz spectrum assets depend on our ability to continue to qualify for and obtain broadband licenses from the Federal Communications Commission (“FCC”). In addition, our existing commercial agreements with our customers require us to deliver cleared spectrum and broadband licenses in designated service territories on a timely basis. The ongoing federal government shutdown, which began on October 1, 2025, has resulted in the FCC operating with significantly reduced staffing and suspending most licensing and application processing activities. As a result, the review, processing, and grant of our broadband license applications and related filings have been and could continue to be significantly delayed. These delays could impede our ability to obtain, renew, or modify broadband licenses and other approvals necessary to comply with our contractual obligations with our customers and to commercialize our 900 MHz spectrum assets in accordance with our business plan. The longer the shutdown continues, the greater the impact on our ability to deliver broadband licenses to our customers on a timely basis, satisfy our obligations and execute our commercialization strategy. If the federal government shutdown continues for an extended period or recurs in the future, our business, liquidity, results of operations, and prospects could be materially and adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information with respect to purchases of our common stock by the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three months ended September 30, 2025.
Issuer Purchases of Equity Securities (1)
(in thousands except for share and per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs
July 1, 2025 through July 31, 2025
Open market and privately negotiated purchases	—	$—	—	$227,662
August 1, 2025 through August 31, 2025
Open market and privately negotiated purchases	—	—	—	227,662
September 1, 2025 through September 30, 2025
Open market and privately negotiated purchases	43,175	22.94	43,175	226,672
Total	43,175	$22.94	43,175	$226,672
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Director and Executive Officer Trading

During the three months ended September 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

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

32.1#*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from Anterix Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Anterix Inc.

Date: November 12, 2025	/s/ Scott A. Lang
Scott A. Lang
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2025	/s/ Elena Marquez
Elena Marquez
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)