Form 10-Q
period 2025-12-31
Anterix Inc.
filed 2026-02-11
CIK 1304492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
At February 6, 2026, 18,732,889 shares of the registrant’s common stock were outstanding.

Anterix Inc.
FORM 10-Q
For the quarterly period ended December 31, 2025

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

PART I. FINANCIAL INFORMATION
Item 1: Consolidated Financial Statements
Anterix Inc.
Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share data)

	December 31, 2025	March 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$29,534	$47,374
Non-trade receivable	—	2,926
Spectrum receivable	8,702	7,107
Escrow deposits	8,353	547
Prepaid expenses and other current assets	3,473	2,801
Total current assets	50,062	60,755
Escrow deposits	—	7,103
Property and equipment, net	922	1,302
Right of use assets, net	4,276	4,829
Intangible assets	330,777	228,983
Deferred broadband costs	29,494	28,944
Other assets	1,472	1,188
Total assets	$417,003	$333,104
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and other accrued expenses	$14,893	$9,075
Accrued severance and other related charges	2,693	2,265
Due to related parties	—	30
Operating lease liabilities	1,412	1,643
Contingent liability	9,150	8,093
Deferred revenue	7,867	6,095
Total current liabilities	36,015	27,201
Operating lease liabilities	3,232	3,747
Contingent liability	6,000	15,336
Deferred revenue	124,729	118,577
Deferred gain on sale of intangible assets	4,911	4,911
Deferred income tax	6,141	6,606
Other liabilities	24	125
Total liabilities	181,052	176,503
Commitments and contingencies (See Note 12)
Stockholders’ equity
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized and no shares outstanding at December 31, 2025 and March 31, 2025	—	—
Common stock, $0.0001 par value per share, 100,000,000 shares authorized and 18,729,705 shares issued and outstanding at December 31, 2025 and 18,612,804 shares issued and outstanding at March 31, 2025	2	2
Additional paid-in capital	556,767	548,542
Accumulated deficit	(320,818)	(391,943)
Total stockholders’ equity	235,951	156,601
Total liabilities and stockholders’ equity	$417,003	$333,104
See accompanying notes to consolidated financial statements.

Anterix Inc.
Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share data)

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
Spectrum revenue	$1,573	$1,566	$4,543	$4,642
Operating expenses
General and administrative	8,656	9,203	27,503	33,451
Sales and support	1,439	1,309	4,381	4,516
Product development	1,104	1,120	3,436	4,646
Severance and other related charges	465	3,513	1,820	3,513
Depreciation and amortization	104	142	361	472
Operating expenses	11,768	15,287	37,501	46,598
Gain on exchange of intangible assets, net	(806)	(20,753)	(94,324)	(20,846)
Gain on sale of intangible assets, net	(329)	—	(12,759)	—
Loss from disposal of long-lived assets, net	1	—	30	—
(Loss) income from operations	(9,061)	7,032	74,095	(21,110)
Interest income	340	434	1,161	1,713
Other income	68	10	68	35
(Loss) income before income taxes	(8,653)	7,476	75,324	(19,362)
Income tax (benefit) expense	(2,052)	(234)	3,209	1,218
Net (loss) income	$(6,601)	$7,710	$72,115	$(20,580)
Net (loss) income per common share basic	$(0.35)	$0.41	$3.86	$(1.11)
Net (loss) income per common share diluted	$(0.35)	$0.41	$3.85	$(1.11)
Weighted-average common shares used to compute basic net (loss) income per share	18,682,899	18,609,736	18,664,047	18,557,453
Weighted-average common shares used to compute diluted net (loss) income per share	18,682,899	18,783,445	18,712,713	18,557,453
See accompanying notes to consolidated financial statements.

Anterix Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands)

	Number of Shares
	Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total
Balance at September 30, 2025	18,707	$2	$554,562	$(314,217)	$240,347
Stock compensation expense	—	—	2,215	—	2,215
Restricted shares issued	23	—	—	—	—
Stock option exercises	—	—	—	—	—
Shares withheld for taxes	—	—	(10)	—	(10)
Retirement of common stock	—	—	—	—	—
Net loss	—	—	—	(6,601)	(6,601)
Balance at December 31, 2025	18,730	$2	$556,767	$(320,818)	$235,951

Balance at March 31, 2025	18,613	$2	$548,542	$(391,943)	$156,601
Stock compensation expense	—	—	8,794	—	8,794
Restricted shares issued	177	—	—	—	—
Stock option exercises	8	—	157	—	157
Shares withheld for taxes	(25)	—	(726)	—	(726)
Retirement of common stock	(43)	—	—	(990)	(990)
Net income	—	—	—	72,115	72,115
Balance at December 31, 2025	18,730	$2	$556,767	$(320,818)	$235,951
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

Anterix Inc.
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine months ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$72,115	$(20,580)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	361	472
Stock compensation expense	8,794	10,619
Deferred income taxes	(465)	455
Right of use assets	553	1,226
Gain on exchange of intangible assets, net	(94,324)	(20,846)
Gain on sale of intangible assets, net	(12,759)	—
Loss from disposal of long-lived assets, net	30	—
Changes in operating assets and liabilities
Non-trade receivable	2,926	—
Prepaid expenses and other assets	(186)	1,265
Accounts payable and other accrued expenses	(1,590)	383
Accrued severance and other related charges	428	2,290
Due to related parties	(30)	—
Operating lease liabilities	(746)	(1,453)
Contingent liability	7,064	10,000
Deferred revenue	7,924	3,849
Other liabilities	(103)	(388)
Net cash used in operating activities	(10,008)	(12,708)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible assets and other related costs	(19,800)	(12,621)
Proceeds from sale of spectrum	14,239	—
Purchases of equipment	(9)	(41)
Net cash used in investing activities	(5,570)	(12,662)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	157	1,960
Repurchases of common stock	(990)	(6,443)
Payments of withholding tax on net issuance of restricted stock	(726)	(1,843)
Net cash used in financing activities	(1,559)	(6,326)
Net change in cash and cash equivalents and restricted cash	(17,137)	(31,696)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents and restricted cash at beginning of the period	55,024	68,124
Cash and cash equivalents and restricted cash at end of the period	$37,887	$36,428

	Nine months ended December 31,
	2025	2024
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period:
Taxes paid, including excise tax	$3,909	$1,058
Operating leases paid	$1,592	$1,732
Non-cash investing activity:
Capitalized change in estimated asset retirement obligations	$53	$—
Network equipment provided in exchange for wireless licenses	$—	$47
Narrowband spectrum licenses received in connection with the LCRA Agreement	$—	$1,430
Derecognition of contingent liability related to sale of intangible assets	$15,343	$—
Right of use assets new leases	$621	$290
Right of use assets modifications and renewals	$47	$1,221

The following tables provide a reconciliation of cash and cash equivalents and restricted cash reported on the Consolidated Balance Sheets that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:
	December 31, 2025	March 31, 2025
Cash and cash equivalents	$29,534	$47,374
Escrow deposits	8,353	7,650
Total cash and cash equivalents and restricted cash	$37,887	$55,024

	December 31, 2024	March 31, 2024
Cash and cash equivalents	$28,797	$60,578
Escrow deposits	7,631	7,546
Total cash and cash equivalents and restricted cash	$36,428	$68,124
See accompanying notes to consolidated financial statements.

Anterix Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1.    Nature of Operations and Basis of Presentation
Anterix Inc. (the “Company”) is the largest holder of licensed spectrum in the 900 MHz band (896-901/935-940 MHz) throughout the contiguous United States, plus Hawaii, Alaska and Puerto Rico. The Company’s mission is to transform how critical infrastructure stays connected. The Company is focused on commercializing its spectrum assets and expanding the advanced intelligent infrastructure solutions designed to enhance efficiency, strengthen resilience, and accelerate digital transformation to enable the Company’s targeted utility and critical infrastructure customers to deploy private broadband networks.

Business Developments
In November 2025, the Company and Crown Castle, one of the nation’s largest tower companies, announced a new turnkey tower service, TowerX, that helps utilities accelerate buildout timelines by providing access to pre-negotiated tower sites, centralized data and expert support.
Additionally, the Company also relaunched CatalyX, a turnkey SIM provisioning, connectivity management and roaming solution that helps utilities efficiently and securely activate and manage devices across public and private networks.

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
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board, (“FASB”) issued Accounting Standards Updates (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid and to improve the effectiveness of income tax disclosures. This update is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of the new standard on the Company’s consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures and subsequently amended with ASU 2025-01, which was issued in January 2025. This update requires public business entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items in the notes to the financial statements. This update is effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. Early adoption is permitted and should be applied either prospectively or retroactively. The

Company is currently evaluating the impact of the new standard on the Company’s consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This update improves the navigability and applicability of the required interim disclosures. This update provides additional guidance on what disclosures should be provided in interim reporting periods and requires public business entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. This update is effective for interim periods within annual periods beginning after December 15, 2027. Early adoption is permitted and should be applied either prospectively or retroactively. The Company is currently evaluating the impact of the new standard on the Company’s consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU 2025-12, codification improvements. The amendments in this ASU include technical corrections and other amendments intended to clarify and improve the Accounting Standards Codification across various topics. The amendments related to Accounting Standards Codification, Earnings per Share (“ASC 260”) are required to be applied retrospectively, while all other amendments may be applied either prospectively or retrospectively. This update is effective for annual periods beginning after December 15, 2026, and interim periods within those annual periods. Early adoption is permitted and should be applied either prospectively or retroactively. The Company is currently evaluating the impact of the new standard on the Company’s consolidated financial statements and related disclosures.

2.    Revenue
The following table provides information regarding the Company’s revenue for each of the services it provides pursuant to its spectrum revenue agreements for the three and nine months ended December 31, 2025 and 2024 (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
Spectrum revenue
900 MHz Broadband Spectrum Revenue
Ameren Corporation	$206	$197	$618	$535
Evergy	385	385	1,155	1,156
Xcel Energy	904	801	2,589	2,404
TECO (1)	78	—	181	—
Narrowband Spectrum Revenue
Motorola (2)	—	183	—	547
Total spectrum revenue (3)	$1,573	$1,566	$4,543	$4,642
1.The Company commenced revenue recognition in connection with the delivery of cleared 900 MHz Broadband Spectrum and the associated broadband licenses to Tampa Electric Company (“TECO”) in June 2025.
2.As of December 31, 2024, the Company recognized all the revenue associated with the 2014 Motorola spectrum agreement.
3.Revenue recognized during the three and nine months ended December 31, 2025 and 2024 was included in deferred revenue at the beginning of the respective periods.

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
The Company’s capitalized contract costs consisted of the following activity during the three and nine months ended December 31, 2025 and 2024 (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
Balance at the beginning of the period	$1,391	$1,102	$1,241	$1,027
Additions	43	117	217	233
Amortization	(6)	(71)	(30)	(112)
Balance at the end of the period	1,428	1,148	1,428	1,148
Less amount classified as current assets (1)	(24)	(757)	(24)	(757)
Noncurrent assets (1)	$1,404	$391	$1,404	$391
1.Current assets are recorded as prepaid expenses and other current assets and noncurrent assets are recorded as other assets on the Company’s Consolidated Balance Sheets.
Contract Liabilities
Contract liabilities primarily relate to advanced consideration received from customers in connection with spectrum revenue agreements, for which revenue is recognized over the term of each delivered broadband lease. The Company’s contract liabilities consisted of the following activity during the three and nine months ended December 31, 2025 and 2024 (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
Balance at the beginning of the period	$130,416	$126,627	$124,672	$122,212
Net additions (1)	3,753	1,000	12,467	8,491
Revenue recognized	(1,573)	(1,566)	(4,543)	(4,642)
Balance at the end of the period	132,596	126,061	132,596	126,061
Less amount classified as current liabilities (2)	(7,867)	(5,962)	(7,867)	(5,962)
Noncurrent liabilities (2)	$124,729	$120,099	$124,729	$120,099
1.Represents milestone payments received from customer contracts pursuant to the terms of the associated spectrum revenue agreements, net of delivery delay adjustments.
2.Current liabilities and noncurrent liabilities are recorded as deferred revenue on the Company’s Consolidated Balance Sheets.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations of the Company’s contracts represent contracted revenue that will be recognized in future periods. Total performance obligations include deferred revenue (i.e., contract liabilities) as well as amounts that will be invoiced and recognized in future periods. Revenue allocated to remaining performance obligations was $177.0 million as of December 31, 2025, which will be recognized over the remaining contract terms up to 30 years.

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
The measure of segment profit or loss for the Company’s single segment is net (loss) income. Additionally, the CODM uses cash and cash equivalents as a measure of segment assets, which is included on the Company’s consolidated financial statements. Cash and cash equivalents are reviewed and monitored by CODM to ensure enough capital is available for investing in purchases of intangible assets, refundable deposits, retuning costs and swaps, and the Company’s share repurchase program. Segment expenses were disaggregated based on the information the CODM uses to assess performance and allocate resources considering both quantitative and qualitative factors.
The table below summarizes significant segment expenses and other items, which represent the difference between segment revenue and segment net (loss) income during the three and nine months ended December 31, 2025 and 2024 (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
Spectrum revenue	$1,573	$1,566	$4,543	$4,642
Significant segment expenses and other segment items
Adjusted general and administrative (1)	6,680	7,461	19,656	24,254
Adjusted sales and support (2)	1,343	1,280	4,042	4,323
Adjusted product development (3)	961	1,063	2,827	4,452
Depreciation and amortization	104	142	361	472
Gain on exchange of intangible assets, net	(806)	(20,753)	(94,324)	(20,846)
Gain on sale of intangible assets, net	(329)	—	(12,759)	—
Interest income	340	434	1,161	1,713
Other income	68	10	68	35
Income tax (benefit) expense	(2,052)	(234)	3,209	1,218
Other segment items (4)	2,681	5,341	10,645	13,097
Net (loss) income	$(6,601)	$7,710	$72,115	$(20,580)
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
4.    Escrow Deposits
Escrow deposits are considered restricted cash as the deposits are restricted from use until the terms of the escrow agreement are met. Restricted cash is recorded as escrow deposits and a contingent liability on the Company’s Consolidated Balance Sheets. A reduction in the contingent liability and escrow deposits will be recognized for each county as the Company delivers the cleared 900 MHz Broadband Spectrum and the associated broadband licenses. Escrow deposits classified as current assets on the Company’s Consolidated Balance Sheets are related to the portion of the obligations of the escrow agreement that are expected to be met within a twelve-month period beginning December 31, 2025. Obligations not expected to be completed within this twelve-month period are classified as non-current assets.

In connection with the Lower Colorado River Authority (“LCRA”) Agreement entered into in April 2023 (the “Original LCRA Agreement”), the Company and LCRA entered into an escrow agreement. Pursuant to the escrow agreement, the escrow funds deposited from LCRA payments to the Company shall be held and invested in a money market deposit account. All interest and other income earned shall be allocated to the Company, payable with the final distribution of the escrow funds. The escrow funds shall be distributed upon written request by both the Company and LCRA pursuant to the terms within the Original LCRA Agreement. In December 2023, the Company received $15.0 million, of which $7.5 million was deposited in an escrow account. As of December 31, 2025, the Company has classified $0.9 million as short-term escrow deposits on the Consolidated Balance Sheets, inclusive of accrued interest and escrow releases for delivered 900 MHz Broadband Spectrum and the associated broadband licenses.
In June 2025, the Company entered into an agreement with an incumbent to retune and acquire wireless licenses for approximately $28.0 million. In connection with this agreement, the Company entered into an escrow agreement. Pursuant to the escrow agreement, the escrow funds deposited from the Company payments due to the incumbent shall be held and invested in a money market deposit account. All interest and other income earned shall be allocated to the incumbent, payable with the final distribution of the escrow funds. The escrow funds shall be distributed upon written request by both the Company and the incumbent pursuant to the terms within the escrow agreement. Once the escrow funds are distributed to the incumbent, the payments are recorded as spectrum receivable on the Company’s Consolidated Balance Sheets. In July 2025, the Company deposited $14.0 million into the escrow account. As of December 31, 2025, the Company has classified $7.5 million as short-term escrow deposits on the Consolidated Balance Sheets, inclusive of accrued interest and escrow releases to the incumbent, which are subsequently recorded as spectrum receivable on the Company’s Consolidated Balance Sheets.
5.    Intangible Assets
Wireless licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but instead are tested for impairment annually, or more frequently if an event indicates that the asset might be impaired. There were no impairment charges related to the Company’s indefinite-lived intangible assets during the three and nine months ended December 31, 2025 and 2024.
Intangible assets consist of the following activity for the nine months ended December 31, 2025 and 2024 (in thousands):

	Nine months ended December 31,
	2025	2024
Balance at the beginning of period	$228,983	$216,743
Acquisitions	24,294	8,626
Sale of intangible assets	(16,824)	—
Exchanges - licenses received	121,277	23,838
Exchanges - licenses surrendered	(26,953)	(2,992)
Balance at the end of period	$330,777	$246,215
Purchases of intangible assets, including refundable deposits, retuning costs and swaps
During the nine months ended December 31, 2025 and 2024, the Company entered into agreements with several third parties in multiple U.S. markets to acquire, retune or swap wireless licenses for cash consideration (“deals”) and made Anti-Windfall Payments to the U.S. Treasury Department. The initial deposits to incumbents are recorded as spectrum receivable on the Company’s Consolidated Balance Sheets and are refundable if the FCC does not approve the sale, retuning or swap of the spectrum. The initial deposits are transferred to deferred broadband costs or intangible assets on the Company’s Consolidated Balance Sheets, as applicable, upon meeting the relevant deal milestones. The final payments related to closed retuning or swap deals are recorded as deferred broadband costs on the Company’s Consolidated Balance Sheets. The final payments for license purchases or Anti-Windfall Payments are recorded as intangible assets on the Company’s Consolidated Balance Sheets.

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

During the nine months ended December 31, 2025, the FCC granted the Company broadband licenses for 173 counties. The Company recorded the new broadband licenses at their accounting cost basis of approximately $121.3 million. In connection with receiving the broadband licenses, the Company disposed of $27.0 million, related to the value ascribed to the narrowband licenses it relinquished to the FCC for the same 173 counties. The total carrying value of the narrowband licenses included the cost to acquire the original narrowband licenses, Anti-Windfall Payments paid to cover the shortfall in each county and the clearing costs (including additional clearing cost for previously exchanged narrowband licenses). As a result of the exchange of narrowband licenses for broadband licenses, the Company recorded a gain on exchange of intangible assets of $0.8 million and $94.3 million for the three and nine months ended December 31, 2025, respectively.

During the nine months ended December 31, 2024, the FCC granted the Company broadband licenses for 20 counties. The Company recorded the new broadband licenses at their accounting cost basis of approximately $23.8 million. In connection with receiving the broadband licenses, the Company disposed of $3.0 million, related to the value ascribed to the narrowband licenses it relinquished to the FCC for the same 20 counties. The total carrying value of the narrowband licenses included the cost to acquire the original narrowband licenses, Anti-Windfall Payments paid to cover the shortfall in each county and the clearing costs (including additional clearing cost for previously exchanged narrowband licenses). As a result of the exchange of narrowband licenses for broadband licenses, the Company recorded a gain on exchange of intangible assets of $20.8 million and $20.8 million for the three and nine months ended December 31, 2024, respectively.
Broadband License Sale
During the nine months ended December 31, 2025, the Company transferred to LCRA the 900 MHz Broadband Spectrum and associated broadband licenses related to 60 counties for the total consideration of $29.3 million. The total consideration included milestone payments of $14.0 million received as of December 31, 2025 and $15.3 million reduction of contingent liability. As a result, the Company recognized a reduction in intangible assets of $0.4 million and $16.5 million for the three and nine months ended December 31, 2025, respectively. The Company also recorded a $0.3 million and $12.8 million gain on sale of intangible assets for the three and nine months ended December 31, 2025, respectively.
During the nine months ended December 31, 2025, the Company transferred to Oncor Electric Delivery Company LLC (“Oncor”) the 900 MHz Broadband Spectrum and associated broadband licenses related to three counties for the total consideration of $0.3 million which was received in May 2025. As a result, the Company recognized a reduction in intangible assets of $0.3 million and recorded an $8 thousand gain on sale of intangible assets for the nine months ended December 31, 2025.
During the nine months ended December 31, 2024, the Company did not transfer any 900 MHz Broadband Spectrum and associated broadband licenses. As a result, the Company did not recognize a reduction in intangible assets or record any gain on sale of intangible assets for the three and nine months ended December 31, 2024, respectively.

6. Accrued Severance and Other Related Charges
Total accrued severance and other related charges for the nine months ended December 31, 2025 and 2024 were as follows (in thousands):

	Nine months ended December 31,
	2025	2024
Balance at the beginning of the period	$2,265	$—
Cash accruals*	1,820	2,456
Cash payments	(1,392)	(166)
Balance at the end of the period	$2,693	$2,290
*    Cash accruals are related to severance from workforce reductions as well as the retention of key employees.
7.    Related Party Transactions
Refer to the Company’s 2025 Annual Report for a more complete description of the nature of its related party transactions prior to March 31, 2025. The following reflects the related party activity during the nine months ended December 31, 2025 and 2024.
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
During the three and nine months ended December 31, 2025, the Company incurred zero and $0.1 million respectively, in consulting fees to Mr. O’Brien included in general and administrative expenses on the Company’s Consolidated Statements of Operations. For the three and nine months ended December 31, 2024, the Company did not incur any consulting fees to Mr. O’Brien. As of December 31, 2025, the Company had no outstanding liabilities due to Mr. O’Brien. As of March 31, 2025, the Company had $30 thousand in outstanding liabilities to Mr. O’Brien included in due to related parties on the Company’s Consolidated Balance Sheets.

8.    Leases

All the leases in which the Company is the lessee are comprised of corporate office space and tower space. The Company is obligated under certain lease agreements for office space with lease terms expiring on various dates from June 30, 2027 through January 31, 2029, which includes lease extensions for its corporate headquarters ranging from three to ten years. The Company entered into multiple lease agreements for tower space. The lease expiration dates range from January 14, 2026 to November 30, 2032.

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

Weighted-average remaining lease term and incremental borrowing rate for the Company’s operating leases are as follows:

	Nine months ended December 31,
	2025	2024
Weighted average term - operating lease liabilities	3.77 years	3.48 years
Weighted average incremental borrowing rate - operating lease liabilities	8%	8%
The following table presents total lease cost for the three and nine months ended December 31, 2025 and 2024 (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
Total operating lease cost*	$427	$508	$1,400	$1,494
*Total operating lease cost is included in general and administrative expenses on the Company’s Consolidated Statements of Operations.
The following table presents supplemental balance sheet information as of December 31, 2025 and March 31, 2025 (in thousands):

	December 31, 2025	March 31, 2025
Non-current assets - right of use assets, net	$4,276	$4,829
Current liabilities - operating lease liabilities	$1,412	$1,643
Non-current liabilities - operating lease liabilities	$3,232	$3,747
Future minimum payments under existing non-cancellable leases for office and tower spaces (exclusive of real estate tax, utilities, maintenance and other costs borne by the Company) for the remaining terms of the leases following the nine months ended December 31, 2025, are as follows (in thousands):

Fiscal Year	Operating Leases
2026 (excluding the nine months ended December 31, 2025)	$480
2027	1,689
2028	1,358
2029	812
2030	436
After 2030	633
Total future minimum lease payments	5,408
Amount representing interest	(764)
Present value of net future minimum lease payments	$4,644
9.    Income Taxes
The Company used a discrete effective tax rate method to calculate taxes for the three and nine months ended December 31, 2025 and 2024, which were a result of its inability to use some portion of its federal and state net operating losses (“NOLs”) carryforwards against the deferred tax liability created by the amortization of indefinite-lived intangible assets and the change in the state effective tax rate. The Company determined that applying an estimate of the annual effective tax rate would not provide a reasonable estimate as small changes in estimated “ordinary” loss could result in significant changes in the estimated annual effective tax rate. Accordingly, for the three and nine months ended December 31, 2025, the Company recorded a total tax benefit of $2.1 million and total tax expense of $3.2 million, respectively. For the three and nine months ended December 31, 2024, the Company recorded a total tax benefit of $0.2 million and total tax expense of $1.2 million, respectively. The effective income tax rates for the three months ended December 31, 2025 and 2024 were -24.4% and -25.1%, respectively. The decrease in the effective tax rate was the result of a lower state effective tax rate due to the shift in state apportionment.
The Company’s NOLs generated after March 31, 2018 may be used as an indefinite-lived asset to offset its deferred tax liability but are limited to 80% of future taxable income. The deferred tax liabilities as of December 31, 2025 are approximately $4.0 million for federal and $2.1 million for state. The deferred tax liabilities as of March 31, 2025 were approximately $3.7 million for federal and $2.9 million for state.
10.    Stockholders’ Equity
The Company established the 2023 Stock Plan (the “2023 Stock Plan”) to attract, retain and reward individuals who contribute to the achievement of the Company’s goals and objectives. This 2023 Stock Plan superseded previous stock plans. The 2023 Stock Plan permits the Company to grant equity compensation awards to employees, consultants and non-employee directors of the Company. The 2023 Stock Plan authorizes 1,350,000 shares of common stock of the Company (the “Shares”) for grant, plus remaining available for issuance under previous plans. As of December 31, 2025, under the 2023 Stock Plan, 607,124 Shares are available for future issuance.
During the nine months ended December 31, 2025 and the year ended March 31, 2025, a total of 160,076 and 405,204 shares, respectively, were issued in connection with the vesting, conversion and or exercise of grants under the 2023 Stock Plan.

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
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. For the nine months ended December 31, 2025, the Company had no excise tax expense. For the nine months ended December 31, 2024, excise tax expense was approximately $23 thousand.
The following table presents the share repurchase activity for the three and nine months ended December 31, 2025 and 2024 (in thousands, except per share data):

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
Number of shares repurchased and retired	—	132	43	195
Average price paid per share*	$—	$33.59	$22.94	$32.83
Total cost to repurchase	$—	$4,416	$990	$6,443

*Average price paid per share includes costs associated with the repurchases, excluding excise taxes associated with the share repurchases.
As of December 31, 2025, $226.7 million is remaining under the 2023 Share Repurchase Program.

11.    Net (Loss) Income Per Share of Common Stock
Basic net (loss) income per common share is calculated by dividing the net (loss) income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. For purposes of the diluted net (loss) income per share calculation, stock options, restricted stock units and awards are considered to be potentially dilutive securities. Diluted earnings per share is computed using the treasury stock method.
The following table reconciles net (loss) income and weighted-average common shares used to compute basic and diluted net (loss) income per share:

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
Net (loss) income:	$(6,601)	$7,710	$72,115	$(20,580)
Weighted-average common shares:
Basic weighted-average shares	18,682,899	18,609,736	18,664,047	18,557,453
Add: dilutive effect of stock options and restricted stock units	—	173,709	48,666	—
Diluted weighted-average common shares	18,682,899	18,783,445	18,712,713	18,557,453
For the three months ended December 31, 2025, there were 13,574 potentially dilutive stock options and restricted stock units outstanding, excluded from the calculation of diluted weighted-average shares because the Company reported a net loss. For the nine months ended December 31, 2025, there were 2,094,997 stock options and restricted stock units outstanding, excluded from the calculation of diluted weighted-average shares because the effect was anti-dilutive. For the three months ended December 31, 2024, there were 1,628,191 stock options and restricted stock units outstanding, excluded from the calculation of diluted weighted-average shares because the effect was anti-dilutive. For the nine months ended December 31, 2024, there were 248,383 potentially dilutive stock options and restricted stock units outstanding, excluded from the calculation of diluted weighted-average shares because the Company reported a net loss.
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

LCRA Refund Obligation
In April 2023, the Company entered into the Original LCRA Agreement for a total payment of $30.0 million. In November 2024, the Company received the agreed upon narrowband spectrum licenses from LCRA with a fair value of $1.4 million. In January 2025, the Company entered into the second agreement with LCRA for total estimated consideration of $13.5 million (collectively with the Original LCRA Agreement, the “LCRA Agreement”). As the Company is required to refund the deposit it has received from LCRA in the event of termination or non-delivery of the specific county’s full cleared 900 MHz Broadband Spectrum, it recorded the payments and licenses received as contingent liability on the Company’s Consolidated Balance Sheets. A reduction in the contingent liability and a gain or loss on the sale of spectrum will be recognized for each county once the Company delivers the full cleared 900 MHz Broadband Spectrum and the associated broadband licenses to LCRA.
During the nine months ended December 31, 2025, the Company transferred to LCRA the 900 MHz Broadband Spectrum and the associated broadband licenses related to 60 counties which resulted in a $15.3 million reduction in contingent liability inclusive of $1.3 million related to the narrowband spectrum licenses previously received. See Note 5 Intangible Assets for further discussion on the sale of intangible assets.
As of December 31, 2025, the Company has classified $1.1 million and $6.0 million as short-term and long-term contingent liability, respectively, based on the estimated timing of license delivery associated with the LCRA Agreement.
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
During the nine months ended December 31, 2025, the Company transferred to Oncor the 900 MHz Broadband Spectrum and the associated broadband licenses related to three counties and received a milestone payments of $0.3 million inclusive of $20 thousand related to reimbursable clearing costs and Anti-Windfall Payments made in connection with the transfer of the associated broadband licenses. See Note 5 Intangible Assets for further discussion on the sale of intangible assets.
As of December 31, 2025, the Company has classified $7.0 million as short-term contingent liability, based on the estimated timing of license delivery associated with the Oncor Agreement.
Guaranties

In October 2022, the Company entered into an agreement with Xcel Energy Services Inc. (“Xcel Energy”) providing Xcel Energy dedicated long-term usage of the Company’s 900 MHz Broadband Spectrum for a term of 20 years throughout Xcel Energy’s service territory in eight states (the “Xcel Energy Agreement”). In connection with the Xcel Energy Agreement, the Company entered into a guaranty agreement, under which the Company guaranteed the delivery of the relevant 900 MHz Broadband Spectrum and the associated broadband licenses in Xcel Energy’s service territory in eight states along with other commercial obligations. In the event of default or non-delivery of the specific territory’s 900 MHz Broadband Spectrum, the Company is required to refund payments it has received. In addition, to the extent the Company has performed any obligations, the Company’s liability and remaining obligations under the Xcel Energy Agreement will extend only to the remaining unperformed obligations. The Company recorded $74.7 million in deferred revenue in connection with the prepayments received as of December 31, 2025. The Company commenced delivery of the relevant cleared 900 MHz Broadband Spectrum and the associated broadband leases in the first quarter of fiscal year 2024 and will continue through 2029. As of December 31, 2025, the maximum potential liability of future undiscounted payments under this agreement is approximately $66.9 million, reflecting a reduction in liability due to the obligations it has performed to date.
In June 2025, the Company entered into an agreement to retune and acquire wireless licenses for approximately $28.0 million. In connection with this agreement, the Company entered into a guaranty agreement with the incumbent, under which the Company guaranteed the payment and performance of all obligations under the agreement to the incumbent in the event of default. In addition, to the extent the Company has performed any obligations under the agreement, the Company’s liability and remaining obligations will extend only to the remaining obligations. As of December 31, 2025, the maximum potential liability of future undiscounted payments under this agreement is approximately $21.5 million.
Defined Contribution Plan - Employer Contributions
The Company sponsors defined contribution plans (the “Plans”) that cover our employees following the completion of an eligibility period. Under the Plans, participating employees may defer a portion of their pretax earnings up to the limits provided by local statutory requirements. The Company makes matching contributions, subject to limits of the base compensation that a participant contributes to the Plan. The Company records its portion of matching contributions within general and administrative expenses on the Company’s Consolidated Statement of Operations. The Company contributed $0.3 million and $0.4 million for the nine months ended December 31, 2025 and 2024, respectively.
Litigation
From time to time, the Company may be involved in litigation that arises from the ordinary operations of the business, such as contractual or employment disputes or other general actions. The Company is not involved in any material legal proceedings at this time.
13.    Concentrations of Credit Risk and Significant Customers
Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with financial institutions for which credit loss is not anticipated. As of December 31, 2025 and March 31, 2025, substantially all of the Company’s cash balance exceeded the federally insured limits. For the nine months ended December 31, 2025, each of the Company’s customers accounted for greater than 10% of total revenue, except for TECO.
14.    Subsequent Events
On January 30, 2026, the Company entered into a spectrum license sale agreement with CPS Energy (“CPS”) to provide 900 MHz broadband license covering Bexar County, Texas, (the “CPS Agreement”) for a total payment of $13.0 million, facilitating CPS to deploy a utility private wireless broadband network that will strengthen its grid operations, enhance reliability, and accelerate innovation at scale.

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
Overview
Anterix Inc. is the largest holder of licensed spectrum in the 900 MHz band (896-901/935-940 MHz) throughout the contiguous United States, plus Hawaii, Alaska and Puerto Rico. Our mission is to transform how critical infrastructure stays connected. We are focused on commercializing our spectrum assets and expanding the advanced intelligent infrastructure solutions designed to enhance efficiency, strengthen resilience, and accelerate digital transformation to enable our targeted utility and critical infrastructure customers to deploy private broadband networks.
Refer to our 2025 Annual Report for a more complete description of the nature of our business, including details regarding the process and costs to secure our broadband licenses.
Business Developments
On January 30, 2026, we entered into a spectrum license sale agreement with CPS Energy (“CPS”) to provide 900 MHz broadband license covering Bexar County, Texas, (the “CPS Agreement”) for a total payment of $13.0 million, facilitating CPS to deploy a utility private wireless broadband network that will strengthen its grid operations, enhance reliability, and accelerate innovation at scale.
In November 2025, Anterix, Inc. and Crown Castle, one of the nation’s largest tower companies, announced a new turnkey tower service, TowerX, that helps utilities accelerate buildout timelines by providing access to pre-negotiated tower sites, centralized data and expert support.
Additionally, we also relaunched CatalyX, a turnkey SIM provisioning, connectivity management and roaming solution that helps utilities efficiently and securely activate and manage devices across public and private networks.

Results of Operations
A discussion and analysis of the primary factors contributing to our results of operations are presented below. The following tables summarize our results of operations and financial data for the three and nine months ended December 31, 2025 and 2024. The following data should be read in conjunction with our Notes to the Unaudited Consolidated Financial Statements contained within this Quarterly Report.

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
Spectrum revenue	$1,573	$1,566	$4,543	$4,642
Operating expenses
General and administrative	8,656	9,203	27,503	33,451
Sales and support	1,439	1,309	4,381	4,516
Product development	1,104	1,120	3,436	4,646
Severance and other related charges	465	3,513	1,820	3,513
Depreciation and amortization	104	142	361	472
Operating expenses	11,768	15,287	37,501	46,598
Gain on exchange of intangible assets, net	(806)	(20,753)	(94,324)	(20,846)
Gain on sale of intangible assets, net	(329)	—	(12,759)	—
Loss from disposal of long-lived assets, net	1	—	30	—
(Loss) income from operations	(9,061)	7,032	74,095	(21,110)
Interest income	340	434	1,161	1,713
Other income	68	10	68	35
(Loss) income before income taxes	(8,653)	7,476	75,324	(19,362)
Income tax (benefit) expense	(2,052)	(234)	3,209	1,218
Net (loss) income	$(6,601)	$7,710	$72,115	$(20,580)
Summary
Our net loss for the three months ended December 31, 2025 increased by approximately $14.3 million to $6.6 million from a net income of $7.7 million for the three months ended December 31, 2024. The increase in net loss was primarily due to the following:
•General and administrative expenses decreased by $0.5 million, or -6%, to $8.7 million for the three months ended December 31, 2025 from $9.2 million for the three months ended December 31, 2024. The decrease primarily resulted from $0.3 million lower professional services, $0.2 million contract consulting fees, $0.1 million site related costs and $0.1 million headcount related costs, partially offset by $0.2 million higher stock compensation expense.
•Severance and other related charges decreased by $3.0 million, or -87%, to $0.5 million for the three months ended December 31, 2025 from $3.5 million for the three months ended December 31, 2024. The decrease is primarily attributable to higher severance and stock compensation expenses related to the separation of the Company’s former CEO (the “CEO Transition”) during the three months ended December 31, 2024.
•Gain on exchange of intangible assets, net decreased by $19.9 million, or 96%, to $0.8 million for the three months ended December 31, 2025 from $20.8 million for the three months ended December 31, 2024. During the three months ended December 31, 2025, we exchanged our narrowband licenses for broadband licenses in 12 counties. In connection with the exchange, we recorded an accounting cost basis of $6.2 million for the new broadband licenses and disposed of $5.4 million related to the value ascribed to the narrowband licenses we relinquished to The Federal Communications Commission (the “FCC”) for those same 12 counties (including additional clearing cost for previously exchanged narrowband licenses). As a result, we recorded a $0.8 million non-monetary gain on exchange of intangible assets on our Consolidated Statements of Operations. During the three months ended December 31, 2024, we exchanged our narrowband licenses for broadband licenses in 19 counties. In connection with the exchange, we recorded an estimated accounting cost basis of $23.7 million for the new broadband licenses and disposed of $3.0 million related to the value ascribed to the narrowband licenses we relinquished to the FCC for those same 19 counties (including additional clearing cost for previously exchanged narrowband licenses). As a result, we recorded a $20.8 million non-monetary gain on exchange of intangible assets on our Consolidated Statements of Operations.
•Gain on sale of intangible assets, net increased by $0.3 million, or 100%, to $0.3 million for the three months ended December 31, 2025 from zero for the three months ended December 31, 2024. During the three months ended December 31, 2025, we transferred to Lower Colorado River Authority (“LCRA”) 10 broadband licenses, and recorded a $0.3 million gain on sale of intangible assets on our Consolidated Statements of Operations. Refer to Note 5 Intangible Assets in the Notes to the Consolidated Financial Statements for further discussion on the sale of intangible assets. During the three months ended December 31, 2024, we did not transfer any broadband licenses.
•Income tax benefit increased by $1.8 million, or 777%, to $2.1 million for the three months ended December 31, 2025 from income tax benefit of $0.2 million for the three months ended December 31, 2024. The increase primarily resulted from lower provisions of $1.4 million for state and $0.4 million for federal driven by lower gain on sales and exchanges of intangible assets.
Our net income for the nine months ended December 31, 2025 increased by approximately $92.7 million to $72.1 million from a net loss of $20.6 million for the nine months ended December 31, 2024. The increase in net income was primarily due to the following:
•General and administrative expenses decreased by $5.9 million, or -18%, to $27.5 million for the nine months ended December 31, 2025 from $33.5 million for the nine months ended December 31, 2024. The decrease primarily resulted from $2.6 million lower headcount related costs, $1.4 million stock compensation expense, $1.3 million professional services and $0.5 million contract consulting fees.
•Product development expenses decreased by $1.2 million, or -26%, to $3.4 million for the nine months ended December 31, 2025 from $4.6 million for the nine months ended December 31, 2024. The decrease primarily resulted from $1.1 million lower contract consulting fees and $0.6 million IT related costs, partially offset by $0.4 million higher stock compensation expense.
•Severance and other related charges decreased by $1.7 million, or -48%, to $1.8 million for the nine months ended December 31, 2025 from $3.5 million for the nine months ended December 31, 2024. The decrease is primarily attributable to higher severance and stock compensation expenses related to the CEO Transition during the nine months ended December 31, 2024.
•Gain on exchange of intangible assets, net increased by $73.5 million, or 352%, to $94.3 million for the nine months ended December 31, 2025 from $20.8 million for the nine months ended December 31, 2024. During the nine months ended December 31, 2025, we exchanged our narrowband licenses for broadband licenses in 173 counties. In connection with the exchange, we recorded an accounting cost basis of $121.3 million for the new broadband licenses and disposed of $27.0 million related to the value ascribed to the narrowband licenses we relinquished to the FCC for those same 173 counties (including additional clearing cost for previously exchanged narrowband licenses). As a result, we recorded a $94.3 million non-monetary gain on exchange of intangible assets on our Consolidated Statements of Operations. During the nine months ended December 31, 2024, we exchanged our narrowband licenses for broadband licenses in 20 counties. In connection with the exchange, we recorded an accounting cost basis of $23.8 million for the new broadband licenses and disposed of $3.0 million related to the value ascribed to the narrowband licenses we relinquished to the FCC for those same 20 counties (including additional clearing cost for previously exchanged narrowband licenses). As a result, we recorded a $20.8 million non-monetary gain on exchange of intangible assets on our Consolidated Statements of Operations.
•Gain on sale of intangible assets, net increased by $12.8 million, or 100%, to $12.8 million for the nine months ended December 31, 2025 from zero for the nine months ended December 31, 2024. During the nine months ended December 31, 2025, we transferred to LCRA and Oncor Electric Delivery Company LLC (“Oncor”) 60 and three broadband licenses, respectively, and recorded a $12.8 million gain on sale of intangible assets on our Consolidated Statements of Operations. Refer to Note 5 Intangible Assets in the Notes to the Consolidated Financial Statements for further discussion on the sale of intangible assets. During the nine months ended December 31, 2024, we did not transfer any broadband licenses.

•Interest income decreased by $0.6 million, or -32%, to $1.2 million for the nine months ended December 31, 2025 from $1.7 million for the nine months ended December 31, 2024. The decrease was primarily attributable to a lower average cash balance during the period and lower interest rates.
•Income tax expense increased by $2.0 million, or 163%, to $3.2 million for the nine months ended December 31, 2025 from income tax expense of $1.2 million for the nine months ended December 31, 2024. The increase primarily resulted from higher provisions of $1.3 million for federal and $0.7 million for state driven by the gain on sales and exchanges of intangible assets.
Liquidity and Capital Resources
Our principal source of liquidity is our cash and cash equivalents generated from customer contract proceeds. At December 31, 2025, we had cash and cash equivalents of $29.5 million.

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
Cash Flows from Operating, Investing and Financing Activities

	Nine months ended December 31,
(in thousands)	2025	2024
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(10,008)	$(12,708)
Net cash used in investing activities	$(5,570)	$(12,662)
Net cash used in financing activities	$(1,559)	$(6,326)
Net cash used in operating activities
Our principal source of cash provided by operating activities is our customer contract proceeds in the form of advanced payments. For spectrum lease agreements, we record these advanced payments as deferred revenue on our Consolidated Balance Sheets and recognize revenue over the term of the lease, which is typically 20 to 30 years. For spectrum sale agreements, we record advanced payments as a contingent liability on our Consolidated Balance Sheets and derecognize this liability upon closing of the sale along with recording a gain or loss on sale. In addition, our cash flows reflect a non-cash gain or loss on disposal of intangible assets for the difference in cost basis as we exchange narrowband licenses for broadband licenses. We expect net cash provided by (used in) operating activities to be affected by the progress on our customer agreements as well as changes in other operating assets and liabilities. The following represents our changes in net cash used in operating activities for the nine months ended December 31, 2025 and 2024.

Net cash used in operating activities was approximately $10.0 million for the nine months ended December 31, 2025. The net cash used in operating activities for the nine months ended December 31, 2025 was primarily due to the following:
•$72.1 million increase related to our operating income, which includes a reduction of $97.8 million of non-cash items primarily driven by the gain on exchange of intangible assets of $94.3 million and the gain on sale of $12.8 million. Refer to the Results of Operations;
•$7.9 million increase in deferred revenue due to $4.9 million cash proceeds from Tampa Electric Company (“TECO”), $7.6 million cash proceeds from Xcel Energy related to our 900 MHz Broadband Spectrum contracts partially offset by $4.5 million in revenue recognition in connection with the delivery of cleared 900 MHz Broadband Spectrum; and
•$7.1 million increase in contingent liability primarily related to the LCRA and Oncor Agreements.
Net cash used in operating activities was approximately $12.7 million for the nine months ended December 31, 2024. The net cash used in operating activities for the nine months ended December 31, 2024 was primarily due to the following:
•$20.6 million decrease related to our operating loss, which includes a reduction of $8.1 million of non-cash items. Refer to the Results of Operations;
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
Net cash used in investing activities
Our principal outflow of cash used in investing activities is our purchases of intangible assets, including refundable deposits, retuning costs and swaps, which represent our spectrum clearing efforts as we work toward the conversion from narrowband to broadband spectrum. The purchases of intangible assets may be offset by current period cash proceeds from the sale of intangible assets, with a potential non-cash derecognition of the contingent liability for any proceeds received and recognized in operating activities in a prior period. Payments received in the current period are reflected as investing activities on the Consolidated Statements of Cash Flows upon the sale of intangible assets. We expect net cash provided by (used in) investing activities to be affected by the timing of our spectrum clearing efforts and the closing of our sale transactions and the related transfer of broadband licenses. The following represents our changes in net cash used in investing activities for the nine months ended December 31, 2025 and 2024.
Net cash used in investing activities was $5.6 million and $12.7 million for the nine months ended December 31, 2025 and 2024, respectively. For the nine months ended December 31, 2025, net cash used in investing activities was primarily from $19.8 million payments made to acquire, swap or retune wireless licenses in markets across the United States, partially offset by $14.2 million related to the proceeds from sale of spectrum. For the nine months ended December 31, 2024, net cash used in investing activities was primarily from $12.6 million payments made to acquire, swap or retune wireless licenses in markets across the United States.
Net cash used in financing activities
Our principal outflow of cash used in financing activities is a result of our equity transactions, including repurchases of common stock and taxes and fees associated with the issuance of restricted stock awards, offset by proceeds from stock options exercised in the period. We expect net cash used in financing activities to be affected by the timing of future equity transactions including the timing of our repurchases of common stock. The following represents our changes in net cash used in financing activities for the nine months ended December 31, 2025 and 2024.
Net cash used in financing activities was $1.6 million and $6.3 million for the nine months ended December 31, 2025 and 2024, respectively. For the nine months ended December 31, 2025, net cash used in financing activities was primarily for the repurchase of common stock of $1.0 million, payments of withholding tax on net issuance of restricted stock of $0.7 million, partially offset by the proceeds from stock option exercises of $0.2 million. For the nine months ended December 31, 2024, net cash used in financing activities was primarily for the repurchase of common stock of $6.4 million, payments of withholding tax on net issuance of restricted stock of $1.8 million, partially offset by the proceeds from stock option exercises of $2.0 million.

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
We are obligated under certain lease agreements for office space with lease terms expiring on various dates from June 30, 2027 through January 31, 2029, which includes a three to ten-year lease extension for our corporate headquarters. We have also entered into multiple lease agreements for tower space related to our spectrum holdings. These lease expiration dates range from January 14, 2026 to November 30, 2032. Total estimated payments for these lease agreements are approximately $5.4 million (exclusive of real estate taxes, utilities, maintenance and other costs borne by us). We also have an obligation to clear the tower site locations, for which we recorded an asset retirement obligation (the “ARO”). Total estimated payments as a result of the ARO is approximately $0.1 million. In addition to the lease payments and ARO for our tower site locations, we entered into agreements with several third parties in multiple U.S. markets to acquire, retune or swap wireless licenses for cash consideration. As of December 31, 2025, our total estimated future payments for these agreements with incumbents are approximately $43.6 million.
Guaranties

In October 2022, we entered into an agreement with Xcel Energy Services Inc. (“Xcel Energy”) providing Xcel Energy dedicated long-term usage of our 900 MHz Broadband Spectrum for a term of 20 years throughout Xcel Energy’s service territory in eight states (the “Xcel Energy Agreement”). In connection with Xcel Energy Agreement, we entered into a guaranty agreement, under which we guaranteed the delivery of the relevant 900 MHz Broadband Spectrum and the associated broadband licenses in Xcel Energy’s service territory in eight states along with other commercial obligations. In the event of default or non-delivery of the specific territory’s 900 MHz Broadband Spectrum, we are required to refund payments we have received. In addition, to the extent we have performed any obligations, our liability and remaining obligations under the Xcel Energy Agreement will extend only to the remaining unperformed obligations. We recorded $74.7 million in deferred revenue in connection with the prepayments received as of December 31, 2025. We commenced delivery of the relevant cleared 900 MHz Broadband Spectrum and the associated broadband leases in the first quarter of fiscal year 2024 and will continue through 2029. As of December 31, 2025, the maximum potential liability of future undiscounted payments under this agreement is approximately $66.9 million, reflecting a reduction in liability due to the obligations performed to date.

In June 2025, we entered into an agreement to retune and acquire wireless licenses for approximately $28.0 million. In connection with this agreement, we entered into a guaranty agreement with the incumbent, under which we guaranteed the payment and performance of all obligations under the agreement to the incumbent in the event of default. In addition, to the extent the Company has performed any obligations under the agreement, our liability and remaining obligations will extend only to the remaining obligations. As of December 31, 2025, the maximum potential liability of future undiscounted payments under this agreement is approximately $21.5 million.
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

The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. For the nine months ended December 31, 2025, we had no excise tax expense. For the nine months ended December 31, 2024, excise tax expense was approximately $23 thousand.
The following table presents the share repurchase activity for the three and nine months ended December 31, 2025 and 2024 (in thousands, except per share data):

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
Number of shares repurchased and retired	—	132	43	195
Average price paid per share*	$—	$33.59	$22.94	$32.83
Total cost to repurchase	$—	$4,416	$990	$6,443
*Average price paid per share includes costs associated with the repurchases, excluding excise taxes associated with the share repurchases
As of December 31, 2025, $226.7 million is remaining under the 2023 Share Repurchase Program.
Off-balance sheet arrangements
As of December 31, 2025 and March 31, 2025, we did not have and do not have any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
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
We continue to monitor our market risk exposure, including any adverse impacts related to public health emergencies or the current macroeconomic environment, which has resulted in significant market volatility.

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
Item 1A. Risk Factors.
Investing in our common stock involves a high degree of risk. In addition to the information set forth in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, you should consider carefully the factors discussed below and in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on June 24, 2025 (the “Annual Report”). The occurrence of any of the risks and uncertainties described in these Annual and Quarterly Reports could materially and adversely affect our business, financial condition, results of operations and prospects. In that event, the price of our common stock could decline and you could lose part or all of your investment. Furthermore, such risks are not the only ones we face; additional risks and uncertainties not currently known or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations. There have been no material changes from the risk factors set forth in our Annual Report, except that the following risk factor replaces the similarly titled risk factor contained in our Quarterly Report on Form 10-Q for the period ended September 30, 2025, filed with the SEC on November 12, 2025:
Federal government shutdowns could affect our ability to obtain broadband licenses from the FCC, which could adversely impact our ability to comply with our contractual obligations and to commercialize our 900 MHz spectrum assets.

Our plans to commercialize our 900 MHz spectrum assets depend on our ability to continue to qualify for and obtain broadband licenses from the Federal Communications Commission (“FCC”). In addition, our existing commercial agreements with our customers require us to deliver cleared spectrum and broadband licenses in designated service territories on a timely basis.

The federal government shutdown that began on October 1, 2025 and ended on November 12, 2025 resulted in the FCC operating with significantly reduced staffing and suspensions of most licensing and application processing activities. As a result, the review, processing, and grant of our broadband license applications and related filings were delayed and could continue to be delayed. Future federal government shutdowns and any related delays could impede our ability to obtain, renew, or modify broadband licenses and other approvals necessary to satisfy our contractual obligations with our customers and to commercialize our 900 MHz spectrum assets in accordance with our business plan.

The duration of any government shutdown directly impacts our ability to deliver broadband licenses to our customers on a timely basis, satisfy our obligations and execute our commercialization strategy. If a federal government shutdown were to recur in the future, our business, liquidity, results of operations, and prospects could be materially and adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information with respect to purchases of our common stock by the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three months ended December 31, 2025.
Issuer Purchases of Equity Securities (1)
(in thousands except for share and per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs
October 1, 2025 through October 31, 2025
Open market and privately negotiated purchases	—	$—	—	$226,672
November 1, 2025 through November 30, 2025
Open market and privately negotiated purchases	—	—	—	226,672
December 1, 2025 through December 31, 2025
Open market and privately negotiated purchases	—	—	—	226,672
Total	—	$—	—	$226,672
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Director and Executive Officer Trading

During the three months ended December 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2(2)	Certificate of Amendment No. 1 of Amended and Restated Certificate of Incorporation of the Company.
3.3(3)	Certificate of Amendment No. 2 of Amended and Restated Certificate of Incorporation of the Company.
3.4(4)	Amended and Restated Bylaws of the Company.
3.5(5)	Amendment No. 1 to the Amended and Restated Bylaws of the Company.
10.1 #+	Bonus Agreement, dated as of October 03, 2025, by and between the Company and Christopher Guttman-McCabe.
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

32.1#*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from Anterix Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Anterix Inc.

Date: February 11, 2026	/s/ Scott A. Lang
Scott A. Lang
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 11, 2026	/s/ Elena Marquez
Elena Marquez
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)