Form 10-K
period 2026-03-31
Anterix Inc.
filed 2026-06-25
CIK 1304492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-K
______________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2026
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

The aggregate market value of the registrant’s voting common and non-voting stock held by non-affiliates of the registrant based on the closing stock price of its common stock on the Nasdaq Capital Market on September 30, 2025 (the last business day of its most recently completed second fiscal quarter) was $241,938,984. For purposes of this computation only, all executive officers, directors and 10% or greater stockholders have been deemed affiliates of the registrant.

As of June 19, 2026, 19,498,473 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2026 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K where indicated. Such definitive proxy statement will be filed with the Securities and Exchange Commission no later than 120 days following the end of the registrant’s fiscal year ended March 31, 2026.

Anterix Inc.
FORM 10-K
For the fiscal year ended March 31, 2026

Glossary of Selected Terms
Unless otherwise noted or indicated by context, the following selected terms used in this Annual Report on Form 10-K have the following meanings:
240 Channels: Equals 6 MHz of 900 MHz spectrum whether the individual 25 kHz channels are scattered throughout the 5 x 5 or 10 MHz 900 MHz band or are contained within the contiguous 3 x 3 or 6 MHz broadband segment.
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
900 MHz: The 900 MHz band frequency ranges between 896 - 901 / 935 - 940 MHz.
900 MHz Broadband Spectrum or 900 MHz Broadband Segment: The 900 MHz band authorized for broadband (897.5 - 900.5 / 936.5 - 939.5 MHz).
Anti-Windfall Payment: A payment to the U.S. Treasury from a 900 MHz broadband applicant, if the applicant relinquishes less than 6 MHz (or 240 channels) of spectrum for any full or fractional MHz less than 6 MHz for 3 x 3 applicants or less than 10 MHz (or 399 channels) of spectrum for any full or fractional MHz less than 10 MHz for 5 x 5 applicants. The payment is based on the 600 MHz Auction prices for the Partial Economic Area in which the county applied for by the broadband applicant is included.
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
Complex System: As defined in the 2020 Report and Order, a Covered Incumbent’s system that consisted of 45 or more functionally integrated sites as of May 13, 2020.
Covered Incumbent: Any 900 MHz site-based licensee in the broadband segment that is required under section 90.621(b) to be protected by a broadband licensee with a base station at any location within the county, or any 900 MHz geographic-based Specialized Mobile Radio (“SMR”) licensee in the 3 x 3 MHz broadband segment or 5 x 5 900 MHz frequency range whose license area completely or partially overlaps the county.
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
MTA: Major Trading Area; service areas based on the Rand McNally 1992 Commercial Atlas & Marketing Guide, which defines the original geography of the FCC auctioned 900 MHz SMR licenses.
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
Transition Plan: A document filed as part of the broadband application that demonstrates that the broadband license applicant holds, or has agreements to acquire, cancel, relocate or protect, at least 90% of the licensed channels in the 900 MHz Broadband Segment of Covered Incumbents in or within 70 miles of the county (i.e., the 90% Broadband Segment Test). The 2026 Report and Order require the broadband application to demonstrate that the broadband license applicant holds, or has agreements to acquire, cancel, relocate or protect, 100% of the licensed channels in the 900 MHz Broadband Segment of Covered Incumbents in or within 70 miles of the county for a 5 x 5 MHz Broadband License.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
Various statements contained in this Annual Report on Form 10-K (the “Annual Report”), including those that express a belief, expectation, or intention, as well as those that are not statements of historical fact, are forward-looking statements. Our forward-looking statements are generally, but not always, accompanied by words such as, but not limited to, “aim,” “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “might,” “ongoing,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or phrases, or the negative of those expressions or phrases, or other words that convey the uncertainty of future events or outcomes, which are intended to identify forward-looking statements, although not all forward-looking statements contain these words. We have based these forward-looking statements on our current expectations, guidance and projections and related assumptions about future events and financial trends. While our management considers these expectations, guidance, projections and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. There can be no assurance that actual developments will be as we anticipate. Actual results may differ materially from those expressed or implied in these statements as a result of significant risks and uncertainties, including, but not limited to:
•our ability to successfully commercialize our spectrum assets to our targeted utility and critical infrastructure customers on a timely basis, and on commercially favorable terms, including our ability to monetize our spectrum on financial terms consistent with our business plan and assumptions;
•our ability to satisfy our obligations, including the delivery of cleared spectrum and broadband licenses, and the other contingencies required by our commercial agreements with our customers on a timely basis and on commercially reasonable terms;
•our ability to develop, market and sell and deliver new products and services offerings, in addition to our spectrum assets, to our targeted and critical infrastructure customers;
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
•our ability to qualify for and obtain broadband licenses in a timely manner or at all from the FCC in accordance with the requirements of the Report and Order approved by the FCC on May 13, 2020 (the “2020 Report and Order”) and the Report and Order approved by the FCC on February 18, 2026 (the “2026 Report and Order”, collectively, the “Report and Order”);
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

SUMMARY OF RISK FACTORS
We have prepared the following summary of the principal risks to our business and the risks associated with ownership of our common stock. This summary does not address all of the risks that we face. We encourage you to carefully review the full risk factors contained in this Annual Report in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:
•we may not be successful in commercializing our spectrum assets to our targeted utility and critical infrastructure customers on a timely basis, and on commercially favorable terms, including our ability to monetize our spectrum on financial terms consistent with our business plan and assumptions;
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
•we may not be successful in developing, marketing, selling and delivering new products and services offerings to our targeted utility and critical infrastructure customers;
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
•we have had net losses most years since our inception and may not achieve or maintain profitability in the future;
•the value of our spectrum assets may fluctuate significantly based on supply and demand, as well as technical and regulatory changes;
•our plans to commercialize our 900 MHz spectrum assets depend on our ability to continue to qualify for and obtain broadband licenses from the FCC in accordance with the requirements of the Report and Order, including the enhanced standards required to qualify for the 5 x 5 MHz broadband licenses under the 2026 Report and Order;
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
•federal government shutdowns could affect our ability to obtain broadband licenses from the FCC, which could adversely impact our ability to comply with our contractual obligations and to commercialize our 900 MHz spectrum assets;
•our future success depends on our ability to retain our executive officers and key personnel and to attract, retain and motivate qualified personnel;
•concentration of ownership will limit our stockholders’ ability to influence corporate matters; and
•we may be unable to utilize the full value of the share repurchase program approved by our stockholders as expected, or at all.

PART I.
Item 1. Business
Overview
Anterix Inc. (“Anterix,” “we,” “our,” or the “Company”) is the nation’s largest holder of licensed 900 MHz spectrum (896-901/935-940 MHz) with coverage spanning the contiguous United States, Hawaii, Alaska, and Puerto Rico. Our mission is to transform critical infrastructure connectivity, commercialize our spectrum assets and deliver advanced intelligent infrastructure solutions, including private broadband networks, tower access, and turnkey connectivity management, to utility and critical infrastructure enterprises seeking to enhance operational efficiency, strengthen grid resilience, and accelerate digital transformation.
During fiscal 2026, we evolved our business strategy. Building on our foundational 900 MHz spectrum position, we transitioned from a model focused predominantly on long-term spectrum leasing to a broader operating model. In the ordinary course of business, we now secure and expand our spectrum position, clear and retune spectrum, monetize spectrum through both sales and long-term leases, and develop a growing portfolio of products and services offerings around our spectrum that are designed to generate recurring revenue. Together, these activities form the foundation of how we generate revenue today and how we expect to generate revenue over time. Our new brand and visual identity, introduced during the fourth quarter, reflects this evolution.
Fiscal 2026 Highlights and Accomplishments
•Executed new spectrum sale agreements with CPS Energy (“CPS”), Texas-New Mexico Power (“TNMP”), and NorthWestern Energy (“NWE”).
•Subsequent to year end, in April 2026, we entered into a new spectrum sale agreement with Benton PUD.
•On February 18, 2026, the FCC adopted the 2026 Report and Order to expand the 900 MHz broadband segment from 6 MHz to 10 MHz.
•Received $127.0 million of contracted proceeds from customers with $50 million of contracted proceeds outstanding.
•Launched TowerXTM, a tower site access service, and CatalyX®, a turnkey connectivity management solution
•Delivered broadband licenses to customers in 155 counties and recorded a $34.8 million gain on the sale of intangible assets.
•Exchanged narrowband for broadband licenses in 219 counties and recorded a $105.4 million gain.
•Repurchased 43,175 shares of Anterix stock to return capital to our stockholders for a total of $1.0 million.
•Evolved our business strategy from a predominantly lease-based model to a broader operating model under which we acquire, clear, sell and lease spectrum and develop products and services offerings around it, and unveiled a new brand and visual identity reflecting this evolution.
Our Business Strategy
Our strategy positions our 900 MHz spectrum as the linchpin of an integrated, end-to-end operating model. In the ordinary course of business, we (i) secure and expand our spectrum position, (ii) clear and retune spectrum to convert our nationwide narrowband holdings into broadband, (iii) monetize that spectrum through sales or long-term leases and (iv) develop and deliver a growing suite of products, services offerings and ecosystem solutions, including TowerX, CatalyX and the Anterix Active Ecosystem, that are designed to generate recurring revenue as customer networks are deployed and operated. Each of these activities is a recurring part of how we operate and generate revenue today and expect to generate in the future, and together they are designed to capture the full value of our spectrum across its lifecycle. We serve utility and critical infrastructure enterprises tackling the defining challenges of grid modernization, operational resilience, cybersecurity, remote automation, real-time monitoring, and AI-enabled edge applications. Our solutions are purpose-built to support digital transformation and infrastructure modernization at scale, providing the security, performance, and reliability the modern grid demands.
Our value proposition increasingly extends beyond spectrum. Through TowerX, CatalyX, and the Anterix Active Ecosystem, which includes more than 150 technology innovators, we provide customers with a complete and integrated, pathway from spectrum acquisition to network deployment and operation. These offerings are designed to reduce implementation complexity, support more efficient deployment timelines, and enable scalable solutions that align with customers’ evolving operational requirements. As customers deploy and operate their networks, these offerings are designed to generate recurring revenue that extends our customer relationships beyond the initial spectrum sale or lease.
As previously noted, in February 2026 the FCC unanimously adopted its 2026 Report and Order, “Maximizing the Potential of the 900 MHz Band,” enabling broadband deployment across the full 10 megahertz of the band. This action enhances the utility and capacity of our spectrum holdings and supports the continued development of our platform and ecosystem.

Evolution of Our Operating Model
Today, acquiring, clearing, selling, leasing and developing products and services offerings around our spectrum are all undertaken in the ordinary course of business. This represents a change from our historical approach, under which we monetized spectrum predominantly through long-term leases and sold spectrum assets only to utilities operating within Complex Systems on a case-by-case basis. During fiscal 2026, as the market matured and utilities increasingly focused on selecting the ownership structure (sale or lease) that best aligned with their operational, regulatory and financial objectives, we evolved our commercial approach to meet customers through either structure. As a result of this change in strategy, spectrum sale agreements entered into after December 31, 2025 are entered into in the ordinary course of business, and the related revenue and cost of sales are recognized on a gross basis in accordance with ASC 606. The products and services offerings we develop around our spectrum are designed to generate recurring revenue as customer networks are deployed and operated, supporting revenue generation on an ongoing basis. For the discussion of the change in our spectrum sale agreement accounting and presentation, refer to Note 2 Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements contained within this Annual Report.
Our Spectrum Assets
Our spectrum is our most valuable owned asset. We acquired the majority of our 900 MHz spectrum, along with certain related equipment, from Sprint in September 2014. In the 900 MHz band, the FCC historically allocated approximately 10 MHz of spectrum, sub-divided into 40 10-channel blocks (for a total of 399 contiguous channels) alternating between blocks designated for the operation of SMR commercial systems and blocks designated for B/ILT, with the FCC’s rules also enabling B/ILT licenses to be converted to SMR use. Subsequently, the FCC conducted overlay auctions on the SMR designated blocks that awarded geographic-based licenses on an MTA basis while affording operational protection to incumbent, site-based licensees in those areas. Certain MTA licenses have been returned to the FCC. In addition, the FCC never auctioned the 20 blocks of B/ILT spectrum in the United States. The licensees acquired site-based licenses utilizing this spectrum through the initial application and coordination procedure, which has been frozen since 2017. As a result, the FCC is currently holding over 28% of 900 MHz narrowband spectrum in its inventory throughout the United States. We hold, or have held, licenses nationwide that cover over 59% of MHz Population (“MHzPop”) in the 900 MHz band in the United States.
Broadband Licenses
As of March 31, 2026, we were cumulatively granted by the FCC broadband licenses for 419 counties, inclusive of 159 licenses transferred to customers. As a result, we relinquished to the FCC our narrowband licenses and if necessary, made the Anti-Windfall Payments for the same 419 counties, as required by the Report and Order.
Converting our Nationwide Narrowband 900 MHz Spectrum Position to Broadband
The conversion of our spectrum holdings from narrowband to broadband licenses on a nationwide basis is a foundational element of our two-pronged strategy and supports the execution of our broader business objectives. To achieve this conversion, we are focused on clearing incumbents out of the broadband license segment and obtaining broadband licenses in counties (i) in which we have customer contracts, (ii) where we believe we have near-term commercial prospects, or (iii) that we consider strategically advantageous to optimize the cost of broadband licensing over time.
Secure Broadband Licenses
In the Report and Order, the FCC chose to make counties the “base unit of measure” for calculating whether an entity is eligible to hold a broadband license. As a result of this decision and our extensive accumulated spectrum holdings, Anterix, and only Anterix, is an essential party in every one of the nation’s 3,233 counties.
While we intend to prioritize our spectrum transactions in areas where we have identified customer opportunities, we also plan to pursue spectrum transactions opportunistically to generate returns on our investment in spectrum clearing costs. We have taken a proactive approach to these efforts and have completed and expect to continue pursuing spectrum transactions to support our efforts to satisfy the broadband license eligibility requirements.
Clear Covered Incumbents
We have been proactive in our spectrum clearing efforts in anticipation of the broadband licensing process. Our dedicated clearing team is focused on negotiating agreements to transition Covered Incumbents from the 3 x 3 MHz broadband segment of the 900 MHz spectrum band into segments designated for continued narrowband operations within the 900 MHz band or, where appropriate, out of 900 MHz band entirely. To date, we have successfully negotiated and executed agreements representing approximately 87% of the transactions required to clear the licensed 900 MHz Broadband segment channels, including six Complex Systems.

Deploying our Commercial and Product Business Offering
Following the completion of the 2020 Report and Order and the subsequent work to advance deployment of broadband in the 900 MHz band, we have entered the second key prong of our strategy: establishing our commercial position and accelerating adoption of our primary commercial offering. We are implementing this strategy through a coordinated set of initiatives including:
•targeted outreach and education by our sales, marketing, business development, commercial operations and industry government affairs teams;
•participation in the Utilities Broadband Alliance (“UBBA”), other industry associations and at relevant industry events;
•engaging with vendors to expand the Anterix Active Ecosystem (“AAE”);
•advancement or our Utility Strategic Advisory Board (“USAB”);
•provision of connectivity and SIM management through CatalyX; and
•deployment of tower access and optimization services through TowerX.
The primary objective of our business is to monetize the broadband licenses we secure to customers. Based on our analysis and discussions with current and prospective customers to date, we are observing strong and growing indications of demand for PLTE networks using 900 MHz spectrum. Under our model, we are responsible for the costs associated with securing the broadband licenses from the FCC, including clearing costs and satisfying broadband eligibility requirements. In contrast, we expect that our customers will fund the deployment and ongoing operation of their private broadband networks, technologies and related solutions. In addition, we continue to evaluate additional opportunities to provide value-added solutions and services to utilities and other critical infrastructure industries in support of network deployment, operations, and grid modernization initiatives.
Accordingly, our approach to advancing this strategy includes: 1) progressing prospective customers through the pipeline by supporting their evaluation and decision making process related to private wireless networks; 2) engaging with federal and state agencies to encourage policies that support the investment in and deployment of PLTE solutions in the 900 MHz band; 3) participating in demonstrations and testing with organizations such as the National Renewable Energy Lab (“NREL”), Pacific Northwest National Lab and National Institute of Standards and Technology (“NIST”) to validate PLTE benefits; 4) developing expanded value-added product and services offerings; 5) enabling and scaling the AAE; 6) engaging through UBBA and other relevant industry associations to promote our solution; 7) enhancing product and deployment execution to connect and secure devices that measure, monitor, or control the flow of power; and 8) continuously evaluating opportunities to expand use cases for private wireless broadband networks built on 900 MHz broadband spectrum.
Continue to Build the Customer Pipeline
Our sales and support teams are actively working in coordination with representatives from our target customers, LTE infrastructure vendors, end-user device manufacturers, system integrators and other technology companies in addition to responding to Requests for Information (“RFI”), Requests for Proposals (“RFP”) and requests to support technology trials related to using our 900 MHz spectrum for broadband services. Currently, there is one experimental license granted to noncustomer utilities and four experimental licenses granted to other vendors and labs to showcase and promote the use of 900 MHz Broadband Spectrum.
Build Support with Federal and State Agencies
The vast majority of our targeted critical infrastructure customers are highly regulated by both federal and state agencies. Electric utilities, for example, may be regulated by the Federal Energy Regulatory Commission, the Public Utilities Commissions within the states they serve and/or other state and municipal governance and regulatory bodies. Other agencies that guide utility regulations include the Department of Energy, the Department of Homeland Security, and NIST, as well as regional transmission organizations and independent system operators. We are working with each of these agencies to educate them about the security, reliability and priority access benefits that private broadband wireless networks, technologies and solutions can offer to utilities. We are also working with a number of state agencies and commissions that regulate electric utilities and have a strong influence over electric utility investment decisions. Our goal with these stakeholders is to ensure they have the appropriate information and are properly educated on the substantial benefits of utility-scale private wireless broadband networks for end-use customers so they can confidently approve investments made by utilities including the costs of procuring our spectrum assets and deploying private broadband LTE networks, technologies and solutions into their respective rate making filings. Their understanding and appreciation that utility control of communications for grid modernization programs enhances the utilities’ ability to provide safe, secure, reliable and resilient electricity for ratepayers is essential. When included in rate bases, utilities are permitted to recover costs and earn a customary rate of return on these prudent investments.

Engagement in UBBA and Industry Associations
To further support pipeline development and accelerate ecosystem adoption, we continue to expand our engagement through industry alliances and advisory initiatives. The UBBA membership currently includes 38 electric utilities and subsidiaries among its more than 100 members. The AAE targets the Nation’s electric grid innovators and includes participation of over 150 innovative technology companies that provide deployment and application solutions for private broadband networks. We launched the AAE to foster, strengthen, and expand the landscape of 900 MHz devices, services offerings and solutions. Participation from the broad range of technology innovators is intended to bring significant value to utilities and other critical infrastructure providers who deploy PLTE. Our USAB is composed of executives from both current and prospective utility customers, offering strategic guidance on issues where we can harness collective action to benefit their respective organizations, especially through the AAE, and other strategic initiatives.
Develop a Roadmap for Expanded Services
Through our day-to-day interactions with prospective utility and critical infrastructure customers, and our responses and subsequent discussions related to RFIs and RFPs, we have identified additional areas of opportunity to support our current and prospective customers in the implementation and operation of PLTE networks. We are actively evaluating solutions to address these customer needs, including using our internal expertise, collaborating with industry partners and working with specific service providers.
Identify and Evaluate New Opportunities for Our Spectrum
The wireless communications industry is highly competitive and subject to rapid regulatory, technological and market changes. A key part of our business strategy is to continually monitor changes in the wireless industry and to evaluate how these changes could enable us to maximize the value of our spectrum assets. Additionally, although we are initially focusing on the electric utility industry, we have identified other customer groups, including ports, railroads, water, oil and gas facilities, and mining operations, where we believe there is both customer demand and a good fit for the private wireless broadband networks, technologies, and solutions that our spectrum assets could support. Additionally, Lynk Global, Inc. recently requested experimental authority from the FCC to use 900 MHz spectrum to communicate with our mobile and fixed wireless devices at certain test locations. This test is consistent with the new generation of commercial satellite providers enabling Direct-to-Device services using low-band spectrum. Another example of the demand for low-band spectrum are several pending acquisitions of 600 MHz broadband spectrum licenses for a significant premium to the price for these licenses at FCC auction.
CatalyX
CatalyX is the first AAE commercial service on our integrated platform. CatalyX is a turnkey connectivity management solution that helps utilities realize the benefits of private broadband networks, while leveraging commercial broadband networks. CatalyX simplifies connectivity management by integrating state-of-the-art SIM technology, device SIM management, and private to public roaming to deliver the flexibility and security that utilities require.

Utilities can now efficiently and securely deploy and manage smart grid devices on a private network while optimizing broadband coverage in their service territories. CatalyX provides control and visibility of devices, whether they are connected to the private or public radio access network. With CatalyX, utilities can manage each device SIM remotely, which can reduce operational costs and risks. Through a single dashboard, all aspects of device connectivity can be monitored and managed including connecting to both public and private networks. Utilities can achieve enhanced coverage at various service locations, by connecting to their PLTE network, or roaming on multiple carrier commercial networks.
TowerX
We partnered with Crown Castle, one of the nation’s largest tower companies, to deliver Anterix TowerX, a turnkey, streamlined path to 900 MHz private wireless network deployments, combining a portfolio of qualified tower sites with comprehensive site development. TowerX standardizes processes, leverages collective experience, and delivers measurable benefits helping utilities control costs, reduce project delays, and ensure tower assets are optimized for long-term operational needs. Utilities participating in TowerX will have access to a broad network of tower infrastructure across the U.S. including Crown Castle’s 40,000 plus sites enabling faster deployment of 900 MHz private wireless networks. This collaborative approach enables a more efficient path to connect critical assets, strengthen operational resilience, and enable grid modernization at scale.
Enable the Anterix Active Ecosystem with U.S. Band 8 and Band 106
Our spectrum assets are located in the international 3GPP global standard Band 8 channel which is a frequency division duplex pair assigned to the 880 - 915 / 925 - 960 MHz spectrum bands. This pairing is aligned for use with both 4G and 5G technologies and is currently being utilized with commercial LTE and 5G broadband networks globally in Asia, Europe, and other parts of the world. Our efforts are ongoing to facilitate continued adoption of 900 MHz Band 8 radio access network equipment and end-user devices in the U.S. by working with chipmakers and module and device vendors to help ensure that customers who deploy 900 MHz for private wireless networks have timely access to 3GPP standards-compliant Band 8 devices that meet the technical operating specifications established in the FCC’s Report and Order. We also worked with an FCC certification testing lab to develop testing protocols to enable more efficient and streamlined certification of devices for use in the United States. The benefit of working with a global standard is that many existing devices, network components, and solutions are well suited for the operating environment of our targeted critical infrastructure and enterprise customers. Global standards also provide a long-term path for technology evolution, ensuring forward and backward compatibility, all these benefits therefore extend to Anterix customers. Additionally, we successfully led and completed initiatives in 3GPP to secure enhancements to the US 900 MHz spectrum to benefit our customers, including the designation of a new band, both for LTE and 5G, which received worldwide wireless industry support. We are also working within 3GPP to develop technical specifications for 6G. 3GPP has approved and incorporated Band 106 and n106 in its specifications, designated for LTE and 5G respectively, as a subset of Band 8 in the US.
Our Broadband Market Opportunity
We have currently identified utility and critical infrastructure enterprises as the primary customers for our current and future broadband spectrum assets. We have further identified the electric utility industry as our primary target customer group. We believe that security, priority access, low latency, redundancy, private ownership, control and unique coverage requirements are among the reasons utility and critical infrastructure enterprises would be interested in obtaining rights to deploy private wireless broadband networks, technologies and solutions that can be enabled through use of our licensed spectrum.
The electric utility industry is undergoing a fundamental transformation. Grid modernization efforts and the drive to reduce carbon emissions have changed the need for utilities to build new large-scale, centralized facilities. Today, power is generated by smaller, more geographically distributed facilities that can switch from a power producer to a recipient of power generated by a variety of other disparate sources, including wind and solar installations. Grid architecture must now accommodate end-users that are both generators and consumers, converting back and forth rapidly and carrying power in both directions, something the existing grid was not originally designed to handle. Technological advancements have produced sensors and smart devices to enable the emerging two-way grid and offer operators the ability to control and run the grid efficiently, safely and reliably. The legacy communications systems utilized by many utilities have increasing levels of interference and/or higher cyber threats, are not designed to handle this new data load, are inefficient and costly to maintain, and, in many cases, have associated equipment that is approaching end of life. The 900 MHz private wireless network allows utilities to have full control of the design, construction, and operation of their network. Utility mission-critical applications are prioritized, even in situations when other networks become overloaded or experience disruptions. Such control fosters heightened efficiency, resiliency, security, and responsiveness. This is more relevant than ever in light of recent extreme weather events.
Commercial and Product Developments
We have invested in building our business development, sales, marketing and other support teams, which include both external and internal resources, to help foster our evolving customer relationships in furtherance of growing and maturing our pipeline. Since the FCC’s issuance of the 2020 Report and Order, our sales and marketing efforts have been focused on pursuing spectrum lease and sale arrangements, implementing creative spectrum solutions in markets where Complex Systems exist and introducing our integrated platform solutions to our targeted utility and critical infrastructure customers.
Our business development, sales and marketing organizations employ the following three key methods to grow and mature our pipeline: (i) direct account-based sales and marketing efforts directed to our targeted customers; (ii) regulatory outreach and engagement; and (iii) collaboration with industry trade organizations. These efforts are enhanced through sales and marketing partnerships with a variety of third parties, such as integrators and technology and equipment vendors, with whom we will seek active promotion of our broadband spectrum assets and support deployment of our spectrum-enabled solutions, technologies, and services. Additionally, our senior executives and our engineering, technology, commercial operations and marketing teams support our sales efforts through presentations, branded participation through sponsorships and speaking engagements at major trade events, associations and organizations, customer meetings, collateral, and product demonstrations to expand our reach and brand awareness.

900 MHz Broadband Revenue Agreements
Spectrum Lease Agreements
As of March 31, 2026, our spectrum lease agreements (as defined in the table below and collectively referred to as the “Spectrum Lease Agreements”) include:

Spectrum Lease Agreements (1)	Agreement Date	Initial Term	Renewal Options	Total Consideration	Payments Received	Payments Remaining
Ameren Corporation (“Ameren”)	December 2020	30 - years	10 - years	$47.7 million	$31.4 million	$16.3 million (2)
Evergy Services, Inc. (“Evergy”)	September 2021	20 - years	2 x 10 - years	$30.2 million	$30.2 million	$—
Xcel Energy Services Inc. (“Xcel Energy”)	October 2022	20 - years	2 x 10 - years	$80.0 million	$76.0 million	$4.0 million (3)
Tampa Electric Company (“TECO”)	November 2023	20 - years	2 x 10 - years	$34.5 million	$34.5 million	$—
1.The Spectrum Lease Agreements are subject to customary provisions regarding remedies for non-delivery, including termination rights and refund of amounts paid, if Anterix fails to perform its other contractual obligations, including failure to deliver the relevant cleared 900 MHz Broadband Spectrum in accordance with the terms of the Agreements.
2.The remaining payments of $16.3 million, excluding potential penalties, for the 30-year initial term are due by mid-2026, per the terms of the Ameren Agreements and as we deliver the relevant cleared 900 MHz Broadband Spectrum and the associated broadband leases.
3.The remaining payments of $4.0 million, excluding potential penalties, for the 20-year initial term are due by mid-2028, per the terms of the Xcel Energy Agreement and as we deliver the relevant cleared 900 MHz Broadband Spectrum and the associated broadband leases.
Spectrum Sale Agreements
As of March 31, 2026, our spectrum sale agreements (as defined in the table below and collectively referred to as the “Spectrum Revenue Sale Agreements”) include:

Spectrum Sale Agreements (1)	Agreement Date	Total Consideration (2)	Payments Received	Payments remaining	Broadband license(s) delivered	Broadband license(s) remaining
CPS Energy (“CPS”)	January 2026	$13.0 million	$6.5 million	$6.5 million	—	1
Texas-New Mexico Power Company (“TNMP”)	March 2026	$3.2 million	$—	$3.2 million	—	2
NorthWestern Energy (“NWE”)	March 2026	$7.7 million	$—	$7.7 million	—	65
1.The Spectrum Sale Agreements are subject to customary provisions regarding remedies for non-delivery, including termination rights and refund of amounts paid, if the Company fails to perform its other contractual obligations, including failure to deliver the relevant cleared 900 MHz Broadband Spectrum in accordance with the terms of the Agreements.
2.In accordance with ASC 606, the payments of prepaid fees under the spectrum sale agreements will be accounted for as deferred revenue on the Company’s Consolidated Balance Sheets. Revenue will be recognized for each county once we deliver the cleared 900 MHz Broadband Spectrum and the associated broadband licenses.

900 MHz Broadband Spectrum Sale Agreements Entered into Prior to December 31, 2025
As of March 31, 2026, our spectrum sale agreements (as defined in the table below and collectively referred to as the “Spectrum Sale Agreements”) include:

Spectrum Sale Agreements (1)	Agreement Date	Total Consideration	Payments Received	Payments remaining	Broadband license(s) delivered	Broadband license(s) remaining
San Diego Gas & Electric (“SDG&E”)	February 2021	$50.0 million	$45.6 million (2)	$3.1 million	2	1
Lower Colorado River Authority (“LCRA”)	April 2023	$30.0 million	$29.3 million	$0.7 million	64	4
LCRA Expansion Agreement	January 2025	$13.5 million	$6.0 million	$6.5 million (3)	—	34
Oncor Electric Delivery Company LLC (“Oncor”)	June 2024	$102.5 million (4)	$100.6 million (4)	$—	95	—
1.The Spectrum Sale Agreements are subject to customary provisions regarding remedies for non-delivery, including termination rights and refund of amounts paid, if Anterix fails to perform its other contractual obligations, including failure to deliver the relevant cleared 900 MHz Broadband Spectrum in accordance with the terms of the Agreements. A gain or loss on the sale of spectrum will be recognized for each county once we deliver the cleared 900 MHz Broadband Spectrum and the associated broadband licenses.
2.Net of delivery delay adjustments.
3.Includes a $1.0 million credit, which was applied against the remaining balance pursuant to the LCRA Expansion Agreement in recognition of their contributions to our business efforts.
4.Includes reimbursable clearing costs and Anti-Windfall Payments made in connection with the transfer of the associated broadband licenses. Total consideration included $7.5 million in estimated reimbursable clearing costs and Anti-Windfall Payments of which $5.6 million was realized.
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
Competition
Our competitors include spectrum holders, retail wireless network providers, such as Verizon, AT&T, and T-Mobile, private radio operators and other public and private companies, including potential new spectrum entrants who supply spectrum or other communication networks, technologies, products and solutions to our targeted utility and critical infrastructure entities. For example, in February 2025, T-Mobile announced that it has entered into an agreement to sell its 800 MHz spectrum holdings. The buyer of this spectrum has indicated it may make this spectrum available to our target utility customers. If the buyer of this spectrum does elect to lease or sell the 800 MHz spectrum it acquires from T-Mobile to our target customers, the resulting direct competition from this offering could reduce the number of agreements we can secure to lease or sell our spectrum and reduce the price that potential customers are willing to pay to lease or acquire our spectrum, any of which would have a material adverse effect on our business, results of operations, financial condition and prospects.

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
Further, the FCC and other federal, state and local governmental authorities could adopt new regulations or take actions, including making additional spectrum available that can be utilized by our targeted customers, which could harm our ability to license our spectrum assets. For example, the federal government created and funded the First Responder Network Authority (“FRNA”), which the federal government authorized to help accomplish, fund, and oversee the deployment of a dedicated Nationwide Public Safety Broadband Network (“NPSBN”), which is marketed as “FirstNet.” The NPSBN is an additional source of competition to our 900 MHz spectrum assets by our targeted utility and critical infrastructure enterprises.
Our FCC Initiatives
The 3 x 3 900 MHz 2020 Report and Order
On May 13, 2020, the FCC approved the 2020 Report and Order to modernize and realign the 900 MHz band to increase its usability and capacity by allowing it to be utilized for the deployment of broadband networks, technologies and solutions. In the 2020 Report and Order, the FCC reconfigured the 900 MHz band to create a 6 MHz broadband segment (240 channels) and two narrowband segments, consisting of a 3 MHz narrowband segment (120 channels) and a 1 MHz narrowband segment (39 channels). FIGURE I below illustrates the FCC realignment as outlined in the Report and Order.
FIGURE I
The Role of the County
Under the 2020 Report and Order, the FCC established the “county” as the base unit of measure in determining whether a broadband applicant is eligible to secure a broadband license. There are 3,233 counties in the United States, including Puerto Rico and other U.S. territories.
3 x 3 Broadband License Eligibility Requirements
The 2020 Report and Order established three eligibility requirements to obtain broadband licenses in a county, which we refer to herein as (i) the “50% Licensed Spectrum Test,” (ii) the “90% Broadband Segment Test” and (iii) the “240 Channel Requirement.”
Treatment of Complex Systems
The 2020 Report and Order exempts Complex Systems from the Mandatory Retuning process, even when a broadband applicant meets the 90% Broadband Segment Test, because retuning these systems would potentially be disruptive to the operators. MAP 1 below illustrates the remaining five current Complex Systems.

MAP 1: Complex Systems Areas: 45+ Sites

IWT
Eversource
Southern California Edison
Santee Cooper
FPL
- Complex System Site
Total of 3,233 counties in the US and territories
Map dated March 31, 2026

The Association of American Railroads
The nation’s railroads, particularly the major freight lines, had operated on six narrowband 900 MHz channels licensed to their trade association, the Association of American Railroads (“AAR”). Three of these narrowband channels were located in the 3 x 3 MHz broadband segment and three were in the lower narrowband segment. Pursuant to a January 2020 agreement between us and AAR, AAR agreed to vacate their narrowband channels, to be replaced by a nationwide license for the 900 MHz A Block. The FCC required us to cancel our A Block licenses, which was completed in June 2020, after which the FCC modified the AAR license to authorize use of the A Block channels. Consistent with the agreement, all narrowband channels have been deleted from the AAR license effective September 17, 2025. The FCC has credited us for our cancelled licenses for purposes of determining our eligibility to secure broadband licenses and the calculation of any Anti-Windfall Payments.
Broadband Licensing Process
In May 2021, the FCC’s Wireless Telecommunication Bureau released a Public Notice detailing the application requirements and timeline for obtaining broadband licenses. The broadband licensing process includes filing an application with the FCC for new wireless licenses, completing an Eligibility Certification and developing a Transition Plan describing the agreements the prospective broadband applicant has entered into with Covered Incumbents. We have filed applications based on the timing of customer opportunities, strategic initiatives and our spectrum clearing results and shortly thereafter surrendered our underlying licenses. The Anti-Windfall Payment to the U.S. Treasury for any spectrum we obtain from the FCC’s inventory to reach the 240 Channel Requirement will be made as soon as possible after the FCC provides us the amount due for these channels. In cases where we have satisfied the 90% Broadband Segment Test but have not reached an agreement with all Covered Incumbents, the Mandatory Retuning process may commence after we receive the broadband license.
1. 50% Licensed Spectrum Test. To be eligible for a broadband license in a particular county, a broadband applicant must demonstrate that it holds more than 50% of the outstanding licensed channels in that county. As noted above, the 900 MHz band is made up of a maximum of 399 channels in each county. The FCC has licensed less than the maximum number of 399 channels in all but the most populous counties. Because the 50% Licensed Spectrum Test is based on licensed channels, any channels that are not licensed by the FCC are not included in the denominator when determining whether the broadband applicant has satisfied this test. As of the date of this filing, we alone satisfy the 50% Licensed Spectrum Test in approximately 3,200 counties of the 3,233 counties in the United States and its territories. MAP 2 below illustrates our licensed channels (including those pending applications with the FCC) by county in the entire 900 MHz band segment created by the 2020 Report and Order.

MAP 2: Anterix 50% Test In The 3 x 3 Broadband Segment

Anterix-Claimed Chs vs.
All Licensed Chs in 5x5
(Number Of Counties In Range)
50% or more (2786)
40% to 49.9% (8)
0% to 39.9% (13) ^
Total of 3,233 counties in the US and territories
^ 10 of these counties are Guam, American Samoa, & Northern Mariana Islands.
Broadband Licenses Status
(Number Of Counties In Range)
Anterix Broadband License (258)
Other Broadband License (161)
Anterix Broadband Application Filed (7)
Map dated March 31, 2026

2. 90% Broadband Segment Test. The second test, the 90% Broadband Segment Test, addresses the balance between a voluntary market process to clear any Covered Incumbent and the Mandatory Retuning process established by the FCC in the 2020 Report and Order (which applies to all Covered Incumbents, except for those Covered Incumbents operating Complex Systems. This test requires the broadband applicant to hold, have agreements with or protect Covered Incumbents equal to 90% or more of the licensed channels in the broadband segment in a particular county and within 70 miles of the county’s boundaries before the FCC will issue a broadband license. The broadband segment in the 900 MHz band has a total of 240 channels. The 90% Broadband Segment Test is calculated using outstanding licensed channels, which means that if the FCC has licensed all 240 channels, the broadband applicant would be required to have control of, or agreements covering, 216 channels within the broadband segment. In most counties in the United States, the FCC has licensed fewer than 240 channels in the broadband segment, and these unlicensed channels are not included in the denominator when determining whether the broadband applicant has satisfied this 90% Broadband Segment Test.
A broadband applicant can satisfy the 90% Broadband Segment Test by purchasing or canceling channels from Covered Incumbents for cash or other consideration, by paying to relocate Covered Incumbents to replacement spectrum channels outside the broadband segment, or by demonstrating that the broadband applicant’s facilities will be far enough from the Covered Incumbent’s narrowband system to ensure the two types of networks are separate.
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
MAP 3 below illustrates our licensed holdings (including those pending applications with the FCC) and the licensed holdings we have under contract by county in the 6 MHz broadband segment created by the 2020 Report and Order. This map does not reflect licenses that may meet the protection criteria as that is evaluated on a county basis as each broadband transition plan is prepared.

MAP 3: Anterix 90% Test In The 3 x 3 Broadband Segment

Anterix + Swap-Agreed Chs vs.
All Licensed Chs in 3x3
(Number Of Counties In Range)
90% or more (2360)
80% to 89.9% (214)
60% to 79.9% (169)
Less than 60.0% (64) ^
Total of 3,233 counties in the US and territories
^ 10 of these counties are Guam, American Samoa, & Northern Mariana Islands.
Broadband Licenses Status
(Number Of Counties In Range)
Anterix Broadband License (258)
Other Broadband License (161)
Anterix Broadband Application Filed (7)

Map dated March 31, 2026

3. 240 Channel Requirement. The 2020 Report and Order requires the broadband applicant to surrender 6 MHz of narrowband spectrum (or 240 channels) in the applicable county to the FCC in exchange for a broadband license. If the broadband applicant does not have sufficient channels in the county to return 240 channels to the FCC, it can elect to make an Anti-Windfall Payment to the U.S. Treasury to purchase spectrum. The Anti-Windfall Payment for these channels will be based on prices paid in the applicable county in the 600 MHz auction conducted by the FCC. To satisfy the 240 Channel Requirement, the broadband applicant has the option on a county-by-county basis to determine whether it is more cost-effective to make the Anti-Windfall Payment, purchase channels from incumbents (where available), or possibly a combination of both.
Importantly, the markets where we may need to make Anti-Windfall Payments to effectively have 240 channels are generally in smaller urban, suburban and rural markets. Our spectrum position is greatest in the largest, most populated and therefore most expensive markets, with a few exceptions as shown in MAP 4 below. Although we will need to make Anti-Windfall Payments to secure broadband licenses in most counties, the average cost in aggregate for the channels will be lower than the nationwide average amount of $0.93 per MHzPop paid in the FCC’s 600 MHz auction.

MAP 4: Anterix Narrowband Channel Count By County

Anterix Chs Count in 5 x 5
(Narrowband Channels Only)
240 to 399
210 to 239
180 to 209
150 to 179
0 to 149
Broadband Licenses Status
(Number Of Counties In Range)
Anterix Broadband License (258)
Other Broadband License (161)
Anterix Broadband Application Filed (7)

Map dated March 31, 2026

The 5 x 5 900 MHz 2026 Report and Order
On February 18, 2026, the 2026 Report and Order was adopted unanimously by the FCC to “address the critical demand and growing need for private broadband networks in the 900 MHz band, allowing users to leverage broadband capacity for more advanced and robust networks.” In the 2026 Report and Order, the FCC reconfigured the 900 MHz band to allow a 10 MHz broadband segment consisting of two 5 MHz broadband segments. FIGURE I above illustrates the FCC realignment as outlined in the 2026 Report and Order.
The Association of American Railroads
As indicated in the 2026 Report and Order, voluntary negotiation applies to the AAR, which holds a nationwide license for the 900 MHz A Block (896.0125-896.1250/935.0125-935.1250 MHz) as discussed above. Authority has been delegated to the Wireless Telecommunications Bureau (WTB) to facilitate AAR’s potential solution of relocating from the 900 MHz band to the 220 MHz band, including by allowing access to 220 MHz spectrum held in FCC inventory for a frequency exchange and taking other steps to expedite and streamline any waiver requests needed to promote 900 MHz broadband access while ensuring rail safety.
5 x 5 Broadband License Eligibility Requirements
The 2026 Report and Order established three eligibility requirements to obtain broadband licenses in a county, which we refer to herein as (i) the “5 x 5 50% Licensed Spectrum Test,” (ii) the “5 x 5 Broadband Segment Test” and (iii) the “399 Channel Requirement.”
1. 5 x 5 50% Licensed Spectrum Test. To be eligible for a 5 x 5 broadband license in a particular county, a broadband applicant must demonstrate that it holds more than 50% of the outstanding licensed channels in that county. A 5 x 5 broadband applicant can rely on either its 3 x 3 broadband license and/or its 900 MHz SMR and B/ILT spectrum to meet the 50% threshold in the relevant county. The main difference between the 5 x 5 and 3 x 3 900 MHz broadband configurations is that the starting point for a 5 x 5 license may be either the narrowband channel configuration or a 3 x 3 broadband segment configuration. This ensures that existing 3 x 3 broadband licensees may expand their broadband operations if it otherwise meets the eligibility criteria.
2. 5 x 5 Broadband Segment Test. The 5 x 5 Broadband Segment Test, is similar to the corresponding 3 x 3 broadband licensing rules of the 2020 Report and Order with the exception that prospective 5 x 5 broadband licensees must hold, have agreements with or protect Covered Incumbents for 100% of Covered Incumbents in the narrowband segments but may invoke Mandatory Retuning of channels in the 3 x 3 MHz broadband segment held by those licensees. Mandatory Retuning does not apply to any Covered Incumbent channels in the two narrowband segments.

3. 399 Channel Requirement. The 2026 Report and Order requires the broadband applicant to surrender 399 channels or 3 x 3 broadband license with 159 narrowband channels in the applicable county to the FCC in exchange for a 5 x 5 broadband license. If the broadband applicant does not have sufficient channels in the county to return 399 channels and/or 3 x 3 broad band license with 159 channels to the FCC, it must make an Anti-Windfall Payment to the U.S. Treasury to purchase spectrum. The Anti-Windfall Payment for these channels will be based on prices paid in the applicable county in the 600 MHz auction conducted by the FCC. To satisfy the 399 Channel Requirement or broadband licenses and narrowband channel requirements, the broadband applicant has the option on a county-by-county basis to determine whether it is more cost-effective to make the Anti-Windfall Payment, purchase channels from incumbents (where available), or possibly a combination of both.
The 2026 Report and Order has a specific buildout provision for licensees that expand from a 3 x 3 MHz to a 5 x 5 broadband license. In general, and depending on where they are in their 3 x 3 buildout schedule, their deadlines for 5 x 5 MHz deployment will be extended by two years. Licensees will control the timing of when they apply to expand from a 3 x 3 to a 5 x 5 broadband license to coincide with their deployment progress and ability to meet modified buildout deadlines. The FCC retained the 600 MHz auction prices to calculate the per county Anti-Windfall Payments discussed above, but upon publication of the 2026 Report and Order in the Federal Register, the county population will be based on the 2020 rather than 2010 Census.
Costs of Securing Broadband Licenses
As discussed above, to obtain a broadband license in a county, the broadband applicant must satisfy (i) the 50% Licensed Spectrum Test, (ii) the 90% Broadband Segment or the 5 x 5 Broadband Segment Test and (iii) the 240 or 399 Channel Requirement. As the broadband applicant, we can satisfy these channel requirements by including our existing licensed channels in the 900 MHz band and by acquiring or clearing additional channels, when necessary, through (i) spectrum purchases, (ii) spectrum retuning and/or (iii) by making Anti-Windfall Payments. Under the Report and Order, we have the option of using each of these options alone, or in any combination required, to satisfy the broadband license eligibility requirements for a particular county.

Broadband License Eligibility

Interrelated Requirements and Costs on Path to a Broadband License
50% Test
Of licensed channels throughout the 10MHz
240 or 399 Channel Requirement
Of licensed channels throughout the 10 MHz
Spectrum Purchase
Spectrum Retuning
Anti-Windfall Payment*
01
02
03
Broadband License
90% Test or 5x5 Broadband Segment Test
Of licensed channels in the Broadband Segment

*Payment only required if Anterix does not own 240 or 399 channel requirement

1.Spectrum Purchase. We have and will continue to employ spectrum acquisition as a tool for those situations where an incumbent desires to exit the 900 MHz band. We also acquire channels outside the 900 MHz Broadband Segment and may use them to swap for channels within the broadband segment or to reduce the anti-windfall payments for licenses. For purposes of our broadband license eligibility, any contracted acquisitions negotiated in the 900 MHz band may be included as part of our broadband application, but the acquisition does not need to be consummated at the time we submit our broadband license application for the purposes of calculating the 90% threshold.
2.Spectrum Retuning. Retuning is the exercise of modifying Covered Incumbents’ licenses to remove the 900 MHz channels held by incumbents and swapping narrowband segments channels to facilitate a move to channels outside of the 900 MHz Broadband Segment. An agreement to retune adds to the number of channels we hold for computational purposes of the 90% Broadband Segment Test. We will continue to retune channels with incumbents as needed. For purposes of broadband license eligibility, any potential spectrum retuning agreements we negotiate in the 900 MHz band will be included as part of our broadband application, but the retune is not required to be completed before we submit our broadband license application.
3.Anti-Windfall Payment. To obtain a broadband license, we must surrender 240 or 399 licensed channels in the county depending on whether the application is for a 3 x 3 or a 5 x 5 MHz broadband license. As this band has been underutilized historically, most counties in the United States do not have required outstanding licensed channels that can be surrendered. To make up for the difference, we effectively pay for channels from the FCC’s spectrum inventory by making an Anti-Windfall Payment. As noted above, the FCC will use a reference per channel price based on the average price paid in the FCC’s 600 MHz auction in each given county. The county population will be based on the 2020 census upon publication of the 2026 Report and Order in the Federal Register.
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
Regulation of Our Business
We hold FCC spectrum licenses in the 900 MHz band throughout the contiguous United States, plus Hawaii, Alaska and Puerto Rico. The FCC regulates our wireless spectrum holdings, the issuance of broadband licenses in the 900 MHz band, our future leasing or sale of any broadband licenses we secure, and the future construction and operation of wireless networks, technologies and solutions utilizing our spectrum assets.
Licensing
We are authorized to provide our wireless communication services on specified frequencies within specified geographic areas and in doing so must comply with the rules, regulations and policies adopted by the FCC. The FCC issues each spectrum license for a fixed period, typically ten years in the case of the FCC narrowband licenses we currently hold and 15 years for any broadband licenses. Any broadband licenses we secure will also have performance requirements at the 6- and 12-year marks to demonstrate that the broadband spectrum is being used to serve the public interest. While the FCC has generally renewed licenses held by operating companies like us, the FCC has the authority to both revoke a license for cause and to deny a license renewal if it determines that license renewal is not in the public interest. Furthermore, we could be subject to fines, forfeitures and other penalties for failure to comply with FCC regulations, even if any such non-compliance is unintentional. The loss of any licenses, or any related fines or forfeitures, could adversely affect our business, results of operations or financial condition.
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
National Security
With a range of weather-related and cyber security impacts on the nation’s grid over the last several years, national security and disaster recovery issues continue to receive attention at the federal, state and local levels. For example, Congress is currently considering a number of bills related to grid security. While the timing and likelihood of enactment of specific legislation remains uncertain, cybersecurity and infrastructure resiliency are expected to remain ongoing legislative priorities. Our current and future customers who deploy broadband networks may be required to comply with potential federal, state and local regulations that govern elements of the electric grid.
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
Company Culture
We are guided by our core values, Integrity, Courage, Camaraderie, Transformative, and Excellence. These values are the backbone of our corporate culture, and we work tirelessly to act as responsible stewards, to our employees, communities and other stakeholders who rely on us.
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
Compensation & Benefits
We believe our compensation should reflect the value of our talent. We deliver competitive market compensation and aim to provide a balance of fixed pay, short-term and long-term incentives. We benchmark our salary ranges for each role against the market. Salary is positioned within the range and based upon criteria such as experience, skills, and competencies. Annual salary reviews take place in May.
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
As of March 31, 2026, we had 64 total employees and 63 full time employees.
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
We have identified utilities and other critical infrastructure enterprises as our primary target customers. As of the date of this filing, we have signed long-term leases of our spectrum assets with Ameren, Evergy, Xcel Energy, and TECO and have entered into agreements to sell our spectrum assets to SDG&E, LCRA, Oncor, CPS, TNMP, NWE, and Public Utility District

No. 1 of Benton County (“Benton PUD”). Although we are in discussions with other utilities and critical infrastructure enterprises, there is no assurance that these discussions will continue to progress or eventually result in contracts with these entities or that we will be successful in our efforts to commercialize our spectrum assets and other service offerings. For example, utilities or other critical infrastructure enterprises may not elect to acquire use of any broadband licenses we secure on terms satisfactory to us or for a consideration that represents what we believe is the fair market value for the rights to our spectrum, on a timely basis, or at all. Similarly, there is no assurance that utilities or other critical infrastructure customers will retain us for any other value-added services we offer them. As a result, our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by companies implementing a new business plan and pursuing opportunities in highly competitive and rapidly developing markets.
In addition, under our current business plan, we generally intend to enter into long-term leasing or sales agreements for our spectrum assets in one county with one customer, or a limited number of customers, in each geographic area. We also expect that our customers will pay what we believe is the fair market value for rights to our spectrum and bear the costs of deploying and operating their private wireless broadband networks. As a result, many geographic areas may have only one or a limited number of potential customers and if we are not successful with the initially targeted customer or limited number of customers, our spectrum may not be utilized, and we will not be able to generate revenues from owning spectrum in that geographic area. In addition, even if we enter a long-term lease or sales agreements for a geographic area, we expect payments by our customer in such area will continue to be contingent on our ability to clear incumbents and take the other necessary actions to secure broadband licenses on a timely and cost-effective basis. Our customers also will typically receive rights to all spectrum we have in its geographic operating area. Because of this, we may not have additional spectrum assets to lease in such geographical area to other potential customers. Further, other than our lease or sales agreements, currently we do not generate revenue from the operation of the broadband networks or technologies deployed by our customers. As a result, there is considerable uncertainty as to whether we can generate sufficient revenues to develop a profitable business from leasing or selling our licensed 900 MHz spectrum.
Our ability to successfully commercialize our spectrum assets will also depend on the continued commercial availability of technology, products and solutions that can both utilize the broadband licenses we secure and satisfy our customers’ demands. Our spectrum assets are located within the 3GPP global standard of Band 8 (also known as the E-GSM band, or 880 - 915 MHz paired with 925 - 960 MHz). Band 8 is currently being utilized in LTE and 5G networks, with a specific designation for the US under Band 106 and n106. However, chipmakers and other technology, product and solution manufacturers and vendors may not continue to develop the technology, products and solutions required to satisfy our customers’ various use cases and meet the technical specifications established in the Report and Order. Further, adverse economic conditions, including as a result of inflation, trade restrictions and tariffs, regulatory actions and policy changes, wars and other geopolitical matters, may result in supply chain issues which limit our customer’s ability to obtain the necessary technology and products to deploy an LTE or 5G wireless broadband network utilizing our spectrum. If such technologies, products and solutions are not available, not competitively priced or are significantly delayed, our targeted customers may decide not to pursue 900 MHz broadband licenses with us on acceptable terms, on a timely basis, or at all.
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

We are subject to contingencies and obligations under our commercial agreements with our customers including the delivery of cleared spectrum and broadband licenses on a timely basis, and as a result, there is no assurance that we will receive payments from such customers in the amounts and on the timeline we currently expect, or that any payments we have received to date from our customers, will not be subject to repayment or that our commercial agreements will not be subject to contract claims, including rights of termination.
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
We may not be successful in developing, marketing, selling and delivering new products and services offerings to our targeted utility and critical infrastructure customers.
In addition to the leasing and sale of our spectrum assets, we are seeking to expand our product and service offerings to leverage and enhance the value of our spectrum assets. Most notably, we are actively marketing CatalyX and TowerX, connectivity management and tower optimization solutions that we developed to help utilities realize the benefits of private broadband networks, while leveraging commercial broadband networks. We also continue to explore other service offerings to help our customers deploy systems using our service offerings. We face significant competition in development, sale, and delivery of products and services offerings related to our spectrum to our customers. Many of these competitors have significantly larger workforces, a broad array of capabilities, deep customer relationships, and greater financial resources. We may not be able to adequately compete in sales of these additional offerings, or be unable to develop, market or deliver competitive offerings.
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
Our competitors include spectrum holders, retail wireless network providers, such as Verizon, AT&T, and T-Mobile, private radio operators and other public and private companies, including potential new spectrum entrants, who supply spectrum or other communication networks, technologies, products and solutions to our targeted utility and critical infrastructure entities. For example, in February 2025, T-Mobile announced that it has entered into an agreement to sell its 800 MHz spectrum holdings. Although the transaction has not yet been approved by the FCC, the buyer of this spectrum has indicated it may make this spectrum available to our target utility customers. If the buyer of this spectrum elects to lease or sell the 800 MHz spectrum it acquires from T-Mobile to our target customers, the resulting direct competition from this offering could reduce the number of agreements we can secure to lease or sell our spectrum to our target customers and reduce the cost that potential customers are willing to pay to lease or acquire our spectrum, any of which would have a material adverse effect on our business, results of operations, financial condition and prospects.
Additionally, many of our competitors have significantly more resources, a longer track record of providing technologies, products, services and solutions to our targeted customers and greater political and regulatory influence than we do, all of which could prevent, delay or increase the costs of commercializing our spectrum to our targeted customers. In addition, we expect our targeted customers will bear the cost of installing and operating the broadband networks, technologies and solutions utilizing our licensed spectrum, thereby requiring the replacement of some or all of their existing communication systems. Given these significant capital requirements, there is no assurance that we will be able to generate enough revenues through the commercialization of our spectrum assets to achieve profitability, especially in light of the competitive environment in which we operate, and the wide variety of technologies, products, services and solutions offered by our competitors. Further, in the process of pursuing broadband licenses, we may be required to make significant concessions or contractual commitments, make significant payments or assume significant costs, purchase additional spectrum or replacement communication systems or limit the use of our spectrum assets or restrict our pursuit of business opportunities to address the concerns expressed by incumbents and other interested parties.

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
Some of our competitors, such as Verizon, AT&T, and T-Mobile, have significantly greater pricing flexibility and have taken steps to compete or may decide to compete against us more aggressively. These and other competitors may own or acquire spectrum that directly competes with our 900 MHz spectrum and/or have developed or may develop technologies that directly compete with our solutions. If competitors offer spectrum rights or services, technologies and solutions to our targeted customers at prices and terms that make the licensing of our spectrum assets unattractive, our ability to license or otherwise commercialize our spectrum assets could be impaired. As a result, we may be unable to attract sufficient customers at prices or on terms that would enable us to generate sufficient revenues to operate a profitable business, which would have an adverse effect on the growth, results of operations and prospects. In addition, we may not be able to fund or invest in certain areas of our business to the same degree as our competitors. Several have substantially greater product development and marketing budgets and other financial and regulatory personnel resources than we do. Several also have greater name and brand recognition and a larger base of customers than we have. Competition could increase our selling and marketing expenses and related customer acquisition costs. We may not have the financial resources, technical expertise or marketing and support capabilities to compete successfully.
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

Macroeconomic and unfavorable market conditions, regulatory and policy changes, and ongoing wars and other geopolitical matters, may have an adverse impact on our business, financial results, stock price and results of operations as well as the business of our current and potential customers.
Recent wars and geopolitical disputes and regulatory and policy initiatives have created negative and uncertain macroeconomic conditions, and could result in adverse market conditions, decreases in per capita income and level of disposable income, increased inflation, rising interest rates and supply chain issues. Trade tensions or restrictions on free trade, including the tariffs imposed by the U.S. government and actions taken by other countries in response to these tariffs, could exacerbate these effects. Such conditions may adversely impact our business, financial results and prospects and our target customers’ businesses. In addition, such macroeconomic conditions could impact our ability to access the public markets as and when appropriate or necessary to carry out our operations or our strategic goals. We cannot predict the ongoing extent, duration or severity of these conditions, nor the extent to which we may be impacted.
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
•our ability to qualify for and utilize the Mandatory Retuning process established by the 2020 Report and Order;
•our ability to obtain 5 x 5 MHz broadband licenses in accordance with the 2026 Report and Order;
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
Our business is reliant on our ability to secure broadband licenses pursuant to the Report and Order and to commercialize our spectrum assets to our targeted utility and critical infrastructure customers. Since the 2020 Report and Order, we have signed commercial agreements with eleven of our target utility customers for the long-term lease or the sale of our spectrum assets. Although we are in discussions with other utilities and critical infrastructure companies, and we believe many of these utility and critical infrastructure customers have demonstrated an intention to acquire use of our 900 MHz Broadband Spectrum based on their level of engagement, there is no assurance that these discussions will continue to progress or will eventually result in contracts with these entities. There also is no assurance regarding the terms of any agreements we enter into with our target customers, including the time required to enter into an agreement and the amount or timing of any payments from any executed agreement. In addition, there is no assurance that we will be able to satisfy our obligations under our commercial agreements, including our obligations to secure broadband licenses on a timely basis and on commercially reasonable terms, or at all. As a result, there is no assurance that we will be successful in our efforts to commercialize our spectrum assets and other service offerings. Further, our ability to forecast our future operating results is limited and subject to a number of risks and uncertainties, including our ability to accurately forecast and estimate our future revenues and the expenses and time required to obtain broadband licenses and pursue our commercialization plans. We have encountered, and expect to continue to encounter, risks and uncertainties frequently experienced by businesses with unique business models that operate in highly competitive, technical and rapidly changing markets. If our assumptions regarding these risks and uncertainties are incorrect, or if there are adverse changes in our commercialization plans or opportunities or general economic conditions, or if we do not manage or address these risks and uncertainties successfully, our results of operations could differ materially and adversely from our expectations.
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
•compete against the purchaser of T-Mobile’s 800 MHz spectrum and other wireless companies, such as Verizon, AT&T, and T-Mobile, and telecommunication manufacturers and vendors, many of whom have significantly greater resources and pricing flexibility, long-term relationships with our targeted customers and greater political and regulatory influence;
•successfully convince chipmakers and other technology, product and solution manufacturers and vendors to continue to offer or to develop the technology, products and solutions required to satisfy our customers’ various use cases and meet the technical specifications established in the Report and Order; and
•successfully manage our internal business, regulatory, technical and commercial operations in an efficient and cost-effective manner.
Any failure to achieve one or more of these objectives could adversely affect our business, our results of operations and our financial condition.
We have had net losses most years since our inception and may not achieve or maintain profitability in the future.
We have incurred net losses most years since our inception and we may not achieve or maintain profitability in the future for a number of reasons, including without limitation, the costs to obtain broadband licenses, including the costs to clear the 900 MHz band, the costs to promote and commercialize our spectrum assets to our targeted utility and critical infrastructure customers, our inability to commercialize our spectrum assets to our targeted utility and critical infrastructure customers on a timely basis and on commercially favorable terms and changes in our revenue recognition policies. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in significant delays in our commercialization efforts, levels of revenue below our current expectations, or losses or expenses that exceed our current expectations. If our losses or expenses exceed our expectations or our revenue assumptions are not met in future periods, we may never achieve or maintain profitability in the future.

Our net operating losses (“NOLs”) are subject to certain restrictions and limitations, which may reduce our ability to use such NOLs in offsetting our future taxable income.
As of March 31, 2026, we had approximately $194.2 million in federal NOL carryforwards that can be carried forward indefinitely but are limited to 80% of future taxable income when used. In the United States, the utilization of our NOL carryforwards may be subject to a substantial annual limitations under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions due to ownership change limitations that have occurred previously or that could occur in the future. If we were to lose the benefits of these NOL carryforwards, our future earnings and cash resources would be materially and adversely affected. We have mainly incurred net losses since our inception, and we anticipate that we will continue to incur significant losses for the foreseeable future; thus, we do not know whether or when we will generate the U.S. federal taxable income necessary to utilize our NOLs.
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
•our ability to enter long-term leases or sales agreements with our targeted utility and critical infrastructure customers on a timely basis and on commercially reasonable terms;
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
Risks Related to the Use of Our Spectrum
Our plans to commercialize our 900 MHz spectrum assets depend on our ability to continue to qualify for and obtain broadband licenses from the FCC requirements. If we are unable to continue to obtain broadband licenses on a timely basis, our business, liquidity, results of operations and prospects will be materially adversely affected.
Our plans to commercialize our 900 MHz spectrum assets depend on our ability to continue to obtain broadband licenses in accordance with the FCC requirements, including three general eligibility requirements to obtain a broadband license, which we refer to herein as (i) the “50% Licensed Spectrum Test,” (ii) the “90% Broadband Segment Test” or the 5 x 5 Broadband Segment Test and (iii) the “240 or 399 Channel Requirement.” We need to satisfy all eligibility requirements in each county in the United States for which we desire to obtain a broadband license. Under the 50% Licensed Spectrum Test, we must demonstrate that we hold more than 50% of the licensed channels in the 900 MHz band in the applicable county. Under the 90% Broadband Segment Test, we must provide the FCC with a plan demonstrating that we hold, will protect, or have agreements with Covered Incumbents for, at least 90% of the licensed channels in the 6 MHz broadband segment designated by the FCC and within 70 miles of the county boundary. The 5 x 5 Broadband Segment Test, is similar to the corresponding 3 x 3 broadband licensing rules of the 2020 Report and Order with the exception that prospective 5 x 5 broadband licensees must hold, have agreements with or protect Covered Incumbents for 100% of Covered Incumbents in the narrowband segments. Anterix may invoke Mandatory Retuning of channels in the 3 x 3 MHz broadband segment held by those licensees. under the 240 MHz Channel Requirement, but we must surrender 6 MHz (240 channels) or 10 MHz (399 channels) of broadband or narrowband spectrum in the applicable county to the FCC. If we do not have a sufficient number of channels to satisfy any of these eligibility requirements, we will be required to purchase the additional channels from incumbents in privately negotiated transactions, swap channels with incumbents (including any required retuning of the incumbent radio systems), demonstrate the ability to protect Covered Incumbents or pay for the deficiency by making an Anti-Windfall Payment. The amount of spectrum we will be required to purchase and/or swap and the amount of any Anti-Windfall Payment will vary in each county based on our existing spectrum holdings in such county. Our ability to acquire and/or swap the additional spectrum necessary to secure broadband licenses in a desired county on a timely and cost-effective basis will depend on the incumbents who hold the additional spectrum we need to acquire or swap and their operations that we may need to retune or replace. Obtaining the required spectrum to qualify for broadband licenses in a particular county may take longer and be more expensive than we currently anticipate. In addition, as discussed in more detail below, incumbents may elect not to sell or swap their existing channels on reasonable terms, or at all, and until we obtain a broadband license from the FCC, we will not be able to utilize the Mandatory Retuning procedures, which apply only to channels in the 3 x 3 MHz broadband segment and not to channels in the two narrowband segments. If we are unable to continue to obtain broadband licenses on favorable terms and on a timely basis, our business, liquidity, results of operations and prospects will be materially adversely affected. In addition, significant costs or delays beyond what we have anticipated in our business plan will further delay us from commercializing our spectrum assets, may prevent us from returning capital to stockholders (through dividends or stock repurchases), and require us to seek additional sources of capital and liquidity in order to carry out our business and plans, which could cause significant dilution to our existing stockholders. See the risk factor entitled “We may not be able to correctly estimate our operating expenses or future revenues, which could lead to cash shortfalls, and may prevent us from returning capital to our stockholders and require us to secure additional financing.”
The voluntary exchange process established by the FCC in the Report and Order may not allow us to clear or relocate incumbents in certain counties in a timely manner and on commercially reasonable terms, or at all.
The Report and Order established a market-driven, voluntary exchange process for clearing the channels in the 3 x 3 MHz broadband segment. When we apply for a 3 x 3 broadband license, we will need to demonstrate that we satisfy the 90% Broadband Segment Test to obtain a 3 x 3 broadband license or the 5 x 5 Broadband Segment Test (which requires agreements with 100% of the Covered Incumbents) for a 5 x 5 broadband license. The fact that we will need to account for 90% of the licensed channels in the broadband segment before we can file for a broadband application, can lead to holdouts by Covered Incumbents. For example, a Covered Incumbent may demand compensation in an amount that is disproportionate to the cost of relocating its system or any reasonable reflection of the value of its spectrum holdings or may elect not to negotiate an agreement at all. There is no assurance, however, that we can swap or acquire sufficient channels, including purchasing additional spectrum, swapping spectrum or entering into protective agreements with Covered Incumbents, to satisfy the 90% Broadband Segment Test or the 5 x 5 Broadband Segment Test in all counties on a timely basis and on commercially reasonable terms, or at all. Further, even if we satisfy the 90% Broadband Segment Test, as part of the Mandatory Retuning process we may be required to pay any costs associated with providing Covered Incumbents with comparable facilities and paying relocation costs.
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
The AAR holds a nationwide geographic license for the 900 MHz A Block and is not subject to Mandatory Retuning Relocation from that spectrum must be on a voluntary basis and a failure to reach an agreement regarding the relocation to 220 MHz could prevent issuance of a 5 x 5 MHz broadband license in any county. We recognized from the outset of the 900 MHz proceedings the importance of reaching agreements with the railroads about their relocation and worked with them throughout the FCC process.
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
The FCC issues each spectrum license for a fixed period, typically ten years in the case of the FCC licenses for the narrowband spectrum we currently hold and 15 years for any broadband licenses we have or intend to secure in the future. The 2020 Report and Order established “performance” or build-out requirements that we will be required to meet to retain and renew any broadband licenses we obtain (“Build-out Requirements”). Performance will be measured at the six- and twelve-year anniversaries of each broadband license. The 2026 Report and Order has a specific buildout provision for licensees that expand from a 3 x 3 MHz to a 5 x 5 MHz broadband license. In general and depending on where they are in their 3 x 3 MHz buildout schedule, their deadlines for 5 x 5 MHz deployment will be extended by two years. Licenses will control the timing of when they apply to expand from a 3 x 3 MHz to a 5 x 5 MHz broadband license to coincide with their deployment progress and ability to meet modified buildout deadlines. Although we have contractual rights and remedies with our licensees in the event of their failure to meet the Build-Out Requirements, a failure to satisfy the six-year anniversary requirement accelerates the twelve-year anniversary to a ten-year anniversary requirement. A failure to satisfy these requirements could result in the FCC’s termination of a broadband license or refusal to renew a previously issued broadband license. In addition, under our business plan, we intend for our customers to be responsible to pay the build-out and operating costs of such broadband systems. Such Build-Out Requirements could impose a significant expense and could cause potential customers to decide not to license broadband licenses from us, or to seek alternative communication solutions from other providers. Additionally, if the customer fails to satisfy these requirements, we have the step in rights to meet the Build-Out Requirements which could impose a significant expense on our business.
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
Our plans to commercialize our 900 MHz spectrum assets depend on our ability to continue to qualify for and obtain broadband licenses from the FCC. In addition, our existing commercial agreements with our customers require us to deliver cleared spectrum and broadband licenses in designated service territories on a timely basis.
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
Based on our review of publicly available filings as of June 19, 2026, funds affiliated with Owl Creek Asset Management, L.P. (“Owl Creek”) beneficially owned approximately 27.8%, funds affiliated with Heard Capital LLC owned approximately 8.8%. These two investment firms collectively beneficially own approximately 36.6% of our outstanding shares of common stock. In addition, one of our directors is the Chief Portfolio Manager of Owl Creek. Although we are not aware of any voting arrangements between these stockholders, our significant stockholders can significantly influence: (i) the outcome of any corporate actions submitted by our Board for approval by our stockholders and (ii) any proposals or director nominees submitted by a stockholder. Further, they could place significant pressure on our Board to pursue corporate actions, director candidates and business opportunities they identify. For example, our significant stockholders could significantly influence a proposed sale of the company or its assets. As a result of this concentration of ownership, our other stockholders may have a reduced voice in our corporate actions or the operations of our business, which may adversely affect the market price of our common stock.
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
Our Board authorized a share repurchase program (the “2023 Share Repurchase Program”) pursuant to which we may repurchase up to $250.0 million of our common stock on or before September 21, 2026. The manner, timing and amount of any share repurchases may fluctuate and will be determined by us based on a variety of factors, including the market price of our common stock, our priorities for the use of cash to support our business operations and plans, general business and market conditions, tax laws, and alternative investment opportunities. The share repurchase program authorization does not obligate us to acquire any specific number or dollar value of shares. Further, our share repurchases could have an impact on our share trading prices, increase the volatility of the price of our common stock, or reduce our available cash balance such that we will be required to seek financing to support our operations. Our share repurchase program may be modified, suspended or terminated at any time, which may result in a decrease in the trading prices of our common stock. Even if our share repurchase program is fully implemented, it may not enhance long-term stockholder value. Additionally, repurchases are subject to the 1% Share Repurchase Excise Tax enacted by the Inflation Reduction Act, which may be offset by shares newly issued during that fiscal year (the “Share Repurchase Excise Tax”). We have and will continue to take the Share Repurchase Excise Tax into account with respect to our decisions to repurchase shares.
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
ITEM 2. PROPERTIES
We maintain offices in Woodland Park, New Jersey, McLean, Virginia and Abilene, Texas. The lease for our office at 3 Garret Mountain Plaza, Suite 401, Woodland Park, New Jersey, was renewed in February 2017 for an additional 10 years, for 19,276 square feet of office space with a termination date of June 2027. We have the right of first offer for adjacent space if it becomes available. In February 2019, we entered into a lease agreement for our second office space located at 8260 Greensboro Drive, Suite 501, McLean, Virginia, which was renewed in November 2024 for an additional 3.5 years, for 8,212 square feet of office space with a termination date of April 2028. In November 2018, we entered into a lease agreement to store equipment located at 5520 North First Street, Abilene, Texas, which was renewed in October 2023 for an additional 5 years with a termination date of January 2029. The leased warehouse includes approximately 26,404 square feet. We believe that our existing facilities are adequate for our current needs.
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
As of June 19, 2026, we had 19,498,473 shares of common stock outstanding and approximately 95 record holders of our common stock, including common stock held through brokerage firms in “street name.”
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
Securities Authorized for Issuance under Equity Compensation Plans.
We currently award stock options, restricted stock units (“RSUs”), performance stock units (“PSUs”) and options (“PSOs”) to our employees meeting certain eligibility requirements under a plan approved by our stockholders in 2023, referred to as the “2023 Stock Plan” and have previously awarded stock options, RSUs and PSUs to our employees meeting certain eligibility requirements under a plan approved by our stockholders in 2014 and 2010. The following table summarizes information about our equity compensation plans as of March 31, 2026:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options, RSUs, PSUs and PSOs (1) (a)	Weighted-Average Exercise Price of Outstanding Stock Options or Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,831,754	$38.73	762,367	(2)
Equity compensation plans not approved by security holders	—	—	—
(1)Includes shares underlying RSUs and PSOs, at maximum, as of March 31, 2026. There were no PSUs outstanding as of March 31, 2026.
(2)The 2023 Stock Plan permits the Company to grant equity compensation awards to employees, consultants and non-employee directors of the Company. The 2023 Stock Plan authorizes 1,350,000 shares of common stock of the Company (“Shares”) for grant, plus remaining available for issuance under previous plans.
Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any equity securities not registered under the Securities Act, during the fiscal year ended March 31, 2026.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers.
The following table provides information with respect to purchases of our common stock by us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended March 31, 2026.

Issuer Purchases of Equity Securities (1)
(in thousands except for share and per share data)
Period	Total Number of Shares Purchased	Average Price paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs
January 1, 2026 through January 31, 2026
Open market and privately negotiated purchases	—	$—	—	$226,672
February 1, 2026 through February 28, 2026
Open market and privately negotiated purchases	—	—	—	226,672
March 1, 2026 through March 31, 2026
Open market and privately negotiated purchases	—	—	—	226,672
Total	—	$—	—	$226,672
(1)In September 2023, our Board authorized the 2023 Share Repurchase Program pursuant to which we may repurchase up to $250.0 million of our common stock on or before September 21, 2026. We may repurchase shares of our common stock via the open market and/or privately negotiated transactions. Repurchases will be made in accordance with applicable securities laws and may be effected pursuant to Rule 10b5-1 trading plans. The manner, timing and amount of any share repurchases will be determined by us based on a variety of factors, including proceeds from customer contracts, the timing of which is unpredictable, as well as general business and market conditions, our capital position, and other strategic considerations. The 2023 Share Repurchase Program does not obligate us to repurchase any particular amount of our common stock.
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
Overview
Anterix Inc. is the nation’s largest holder of licensed 900 MHz spectrum (896-901/935-940 MHz) with coverage spanning the contiguous United States, Hawaii, Alaska, and Puerto Rico. Our mission is to transform critical infrastructure connectivity, commercialize our spectrum assets and deliver advanced intelligent infrastructure solutions, including private broadband networks, tower access, and turnkey connectivity management, to utility and critical infrastructure enterprises seeking to enhance operational efficiency, strengthen grid resilience, and accelerate digital transformation.
Refer to our Business Section of this Annual Report for a more complete description of the nature of our business, including details regarding the process and costs to secure our broadband licenses.
Business Developments
During fiscal 2026, we evolved our business strategy. Building on our foundational 900 MHz spectrum position, we transitioned from a model focused predominantly on long-term spectrum leasing to a broader operating model. In the ordinary course of business, we now secure and expand our spectrum position, clear and retune spectrum, monetize spectrum through both sales and long-term leases, and develop a growing portfolio of products and services offerings around our spectrum that are designed to generate recurring revenue. Together, these activities form the foundation of how we generate revenue today and how we expect to generate revenue over time. Our new brand and visual identity, introduced during the fourth quarter, reflects this evolution.
On April 16, 2026, we entered into a 10 MHz 900 MHz spectrum license sale agreement with Public Utility District No. 1 of Benton County (“Benton PUD”) to provide 900 MHz Broadband Spectrum in the 10 MHz broadband configuration, covering Benton County, Washington, (the “Benton Agreement”) for a total consideration of $0.8 million. This will enable Benton PUD to deploy a private wireless broadband network that will provide the taxpayer-owned utility and the community it serves with transformative communications capabilities to support its energy leadership, cooperation, and stewardship.
On March 30, 2026, we entered into a spectrum license sale agreement with NWE to provide 900 MHz Broadband Spectrum in the 10 MHz broadband configuration, (the “NWE Agreement”) for a total consideration of $7.7 million. This agreement marks our first deployment of 10 MHz broadband configuration in the 900 MHz band providing the foundation NWE needs to build a secure platform for a modern grid, enabling the delivery of safe, reliable energy for the communities they serve.
On March 25, 2026, we entered into a spectrum license sale agreement with TNMP to provide 900 MHz Broadband Spectrum covering Brazoria County and Galveston County, Texas, (the “TNMP Agreement”) for a total consideration of $3.2 million, facilitating TNMP to deploy a mission- critical private wireless network designed to strengthen grid reliability and support essential service improvements across its territory.

On February 18, 2026, the FCC adopted the 2026 Report and Order to expand 900 MHz band to 10 MHz.
On January 30, 2026, we entered into a spectrum license sale agreement with CPS to provide 900 MHz broadband license covering Bexar County, Texas, (the “CPS Agreement”) for a total payment of $13.0 million, facilitating CPS to deploy a utility private wireless broadband network that will strengthen its grid operations, enhance reliability, and accelerate innovation at scale.
In November 2025, Anterix, Inc. and Crown Castle, one of the nation’s largest tower companies, announced a new turnkey tower service, TowerXTM, that helps utilities accelerate buildout timelines by providing access to pre-negotiated tower sites, centralized data and expert support. We also relaunched CatalyX®, a turnkey SIM provisioning, connectivity management and roaming solution that helps utilities efficiently and securely activate and manage devices across public and private networks.
Results of Operations
A discussion and analysis of the primary factors contributing to our results of operations are presented below. The following tables summarize our results of operations and financial data for the years ended March 31, 2026 (“Fiscal 2026”) and March 31, 2025 (“Fiscal 2025”). The following data should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

	2026	2025
Spectrum revenue	$6,501	$6,031

Operating expenses
General and administrative	36,063	42,671
Sales and support	6,900	6,110
Product development	4,703	5,735
Severance and other related charges	4,596	3,771
Depreciation and amortization	464	548
Operating expenses	52,726	58,835
Gain on exchange of intangible assets, net	(105,419)	(22,799)
Gain on sale of intangible assets, net	(34,780)	(18,294)
Loss from disposal of long-lived assets, net	44	3
Income (loss) from operations	93,930	(11,714)
Interest income	1,633	2,159
Other income	143	75
Income (loss) before income taxes	95,706	(9,480)
Income tax expense	5,071	1,892
Net income (loss)	$90,635	$(11,372)
Summary.
Our net income for Fiscal 2026 increased by approximately $102.0 million, or 897%, to $90.6 million from a net loss of $11.4 million in Fiscal 2025. The increase in net income was primarily due to the following:
•Spectrum revenues increased by $0.5 million, or 8%, to $6.5 million in Fiscal 2026 from $6.0 million in Fiscal 2025. The increase in our spectrum revenue was primarily attributable to revenue recognized in connection with our agreements with TECO of approximately $0.6 million, Xcel Energy of approximately $0.3 million, and Ameren of approximately $0.1 million, partially offset by $0.5 million lower revenue from our agreement with Motorola Solutions. For a discussion of our revenue recognition policy, refer to Note 2 Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements contained within this Annual Report.
•General and administrative expenses decreased by $6.6 million, or 15%, to $36.1 million in Fiscal 2026 from $42.7 million in Fiscal 2025. The decrease resulted from $1.7 million lower stock compensation expense, $3.0 million headcount related costs, $1.5 million professional services and $0.6 million contract consulting fees, partially offset by $0.2 million higher travel and entertainment expense.
•Sales and support expense increased by $0.8 million, or 13%, to $6.9 million in Fiscal 2026 from $6.1 million in Fiscal 2025. The increase primarily resulted from $0.4 million higher headcount related costs, $0.2 million contract consulting fees, $0.2 million stock compensation expense and $0.1 million marketing expense, partially offset by $0.1 million lower professional services fees.
•Product development expenses decreased by $1.0 million, or 18%, to $4.7 million in Fiscal 2026 from $5.7 million in Fiscal 2025. The decrease primarily resulted from $1.2 million lower contract consulting fees, $0.4 million IT related costs, partially offset by $0.5 million higher stock compensation expense and $0.1 million headcount related costs.
•Severance and other related expenses increased by $0.8 million, or 22%, to $4.6 million in Fiscal 2026 from $3.8 million for Fiscal 2025. The increase is primarily attributable to $2.7 million higher severance related to the Fiscal 2026 workforce reduction, partially offset by $1.9 million due to severance payments and lower stock compensation expenses related to the most recent CEO transition and Fiscal 2025 workforce reduction.
•Gain on exchange of intangible assets, net increased by $82.6 million, or 362%, to $105.4 million in Fiscal 2026 from $22.8 million for Fiscal 2025. During Fiscal 2026, we exchanged our narrowband licenses for broadband licenses in 219 counties. In connection with the exchange, we recorded $139.6 million for the new broadband licenses and disposed of $34.2 million related to the value ascribed to the narrowband licenses we relinquished to the FCC for those same 219 counties (including additional clearing cost for previously exchanged narrowband licenses). As a result, we recorded a $105.4 million non-monetary gain on exchange of the intangible assets on our Consolidated Statements of Operations. During Fiscal 2025, we exchanged our narrowband licenses for broadband licenses in 67 counties. In connection with the exchange, we recorded $27.0 million for the new broadband licenses and disposed of $4.2 million related to the value ascribed to the narrowband licenses we relinquished to the FCC for those same 67 counties (including additional clearing cost for previously exchanged narrowband licenses). As a result, we recorded a $22.8 million non-monetary gain on exchange of the intangible assets on our Consolidated Statements of Operations. Refer to Note 7 Intangible Assets in the Notes to the Consolidated Financial Statements contained within this Annual Report for further discussion on the exchanges.
•Gain on sale of intangible assets, net increased by $16.5 million, or 90%, to $34.8 million in Fiscal 2026 from $18.3 million for Fiscal 2025. During Fiscal 2026, we transferred to LCRA and Oncor 64 and 91 broadband licenses, respectively, and recorded a $34.8 million gain on sale of intangible assets on our Consolidated Statements of Operations. During Fiscal 2025, we transferred to Oncor four broadband licenses and recorded a $18.3 million gain on sale of intangible assets on our Consolidated Statements of Operations. Refer to Note 7 Intangible Assets in the Notes to the Consolidated Financial Statements contained within this Annual Report for further discussion on the sale of intangible assets.
•Interest income decreased by $0.5 million, or 24%, to $1.6 million in Fiscal 2026 as compared to $2.2 million from Fiscal 2025. The decrease was primarily attributable to a lower average cash balance during the period.
•Income tax expense increased by $3.2 million, or 168%, to $5.1 million in Fiscal 2026 from $1.9 million in Fiscal 2025. The increase primarily resulted from higher provisions of $1.9 million for federal and $1.3 million for state driven by the gain on sales and exchanges of intangible assets.
Liquidity and Capital Resources
Our principal source of liquidity is our cash and cash equivalents generated from customer contract proceeds. At March 31, 2026, we had cash and cash equivalents of $98.5 million.
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
Cash Flows from Operating, Investing and Financing Activities

	For the years ended March 31,
(in thousands)	2026	2025
Net cash provided by (used in) operating activities	$5,511	$(29,263)
Net cash provided by investing activities	$40,534	$22,753
Net cash provided by (used in) financing activities	$3,594	$(6,590)
Net cash provided by (used in) operating activities
Our principal source of cash provided by operating activities is our customer contract proceeds in the form of advanced payments. For spectrum lease agreements, we record these advanced payments as deferred revenue on our Consolidated Balance Sheets and recognize revenue over the term of the lease, which is typically 20 to 30 years. For spectrum sale agreements, we record advanced payments as a contingent liability on our Consolidated Balance Sheets and derecognize this liability upon closing of the sale along with recording a gain or loss on sale. In addition, our cash flows reflect a non-cash gain or loss on disposal of intangible assets for our exchange of narrowband licenses for broadband licenses. We expect net cash provided by (used in) operating activities to be affected by the progress on our customer agreements as well as changes in other operating assets and liabilities. The following represents our changes in net cash provided by (used in) operating activities for Fiscal 2026 and Fiscal 2025.
Net cash provided by operating activities was approximately $5.5 million in Fiscal 2026. The net cash provided by operating activities in Fiscal 2026 was primarily due to the following:
•$90.6 million increase related to our operating income, which includes a reduction of $127.7 million of non-cash items primarily driven by the gain on exchange of intangible assets of $105.4 million and the gain on sale of $34.8 million. Refer to the Results of Operations;
•$36.5 million increase in deferred revenue due to $27.6 million cash proceeds from TECO, $8.9 million cash proceeds from Xcel Energy and $6.5 million from CPS related to our 900 MHz Broadband Spectrum contracts offset by $6.5 million in revenue recognition in connection with the delivery of cleared 900 MHz Broadband Spectrum; and
•$6.2 million increase in contingent liability primarily related to the LCRA Agreements net of transferred broadband licenses.
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
•$2.5 million increase in deferred revenue due to $8.5 million cash proceeds from Ameren related to cash proceeds from our 900 MHz Broadband Spectrum customer prepayments offset by $6.0 million in revenue recognition in connection with the delivery of cleared 900 MHz Broadband Spectrum; and
•$6.0 million increase in contingent liability related to the Oncor Agreement net of transferred broadband licenses for four counties.
Net cash provided by investing activities
Our principal outflow of cash used in investing activities is our purchases of intangible assets, including refundable deposits, retuning costs and swaps, which represent our spectrum clearing efforts as we work toward the conversion from narrowband to broadband spectrum. The purchases of intangible assets may be offset by current period cash proceeds from the sale of intangible assets, with a potential non-cash derecognition of the contingent liability for any proceeds received and recognized in operating activities in a prior period. Payments received in the current period are reflected as investing activities on the Consolidated Statements of Cash Flows upon the sale of intangible assets. We expect net cash provided by investing activities to be affected by the timing of our spectrum clearing efforts and the closing of our sale transactions and the related transfer of broadband licenses. The following represents our changes in net cash provided by investing activities for Fiscal 2026 and Fiscal 2025.

Net cash provided by investing activities was approximately $40.5 million and $22.8 million in Fiscal 2026 and Fiscal 2025, respectively. For Fiscal 2026, the net cash provided by investing activities resulted from $67.7 million sale of spectrum related to our transfer of 64 and 91 broadband licenses to LCRA and Oncor, respectively, offset by $27.2 million in payments made to acquire, swap or retune wireless licenses in markets across the United States and $31 thousand for purchases of equipment. For Fiscal 2025, the net cash provided by investing activities resulted from $40.9 million sale of spectrum related to our transfer of four broadband licenses to Oncor, offset by $18.1 million in payments made to acquire, swap or retune wireless licenses in markets across the United States and $0.1 million for purchases of equipment.
Net cash provided by (used in) financing activities
Our principal outflow of cash used in financing activities is a result of our equity transactions, including repurchases of common stock and taxes and fees associated with the issuance of restricted stock awards, offset by proceeds from stock options exercised in the period. We expect net cash used in financing activities to be affected by the timing of future equity transactions including the timing of our repurchases of common stock. The following represents our changes in net cash provided by (used in) financing activities for Fiscal 2026 and Fiscal 2025.
Net cash provided by (used in) financing activities was approximately $3.6 million and $6.6 million in Fiscal 2026 and Fiscal 2025, respectively. For Fiscal 2026, net cash provided by financing activities was primarily from the proceeds of stock option exercises of $5.4 million, partially offset by the repurchase of common stock of $1.0 million, and payments of withholding tax on net issuance of restricted stock of $0.8 million. For Fiscal 2025, net cash used in financing activities was primarily for the repurchase of common stock of $8.4 million, payments of withholding tax on net issuance of restricted stock of $1.8 million, partially offset by the proceeds from stock option exercises of $3.7 million.
Expected future cash proceeds
The following table illustrates the estimated contracted customer proceeds for Fiscal 2027 and thereafter (in thousands):

Customers	Fiscal 2027(1)	Thereafter(1)(2)
Ameren	$16,300	$—
SDG&E	—	3,100
Xcel Energy	—	4,000
LCRA	—	7,200
CPS	6,500	—
TNMP	1,600	1,600
NWE	700	7,000
Benton PUD	200	500
Total	$25,300	$23,400
1. Total cash proceeds are subject to change based on final delivery date of the broadband licenses for the associated milestone, which may include penalties associated with delayed deliveries.
2. Thereafter expected cash proceeds range from FY28 through FY34.
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
We are obligated under certain lease agreements for office space with lease terms expiring on various dates from June 30, 2027 through January 31, 2029, which includes a three to ten-year lease extension for our corporate offices. We have also entered into multiple lease agreements for tower space related to our spectrum holdings. These lease expiration dates range from April 8, 2026 to February 28, 2033. Total estimated payments for these lease agreements are approximately $5.1 million (exclusive of real estate taxes, utilities, maintenance and other costs borne by us). We also had an obligation to clear the tower site locations, for which we previously recorded an asset retirement obligation (the “ARO”). During the year ended March 31, 2026, we cleared its tower site locations that were associated with its ARO balances and as a result, we no longer have an ARO balance as of March 31, 2026. See Note 2 Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements contained within this Annual Report for further information on the ARO. In addition to the lease payments and ARO for our tower site locations, we entered into agreements with several third parties in multiple U.S. markets to acquire, retune or swap wireless licenses for cash consideration. As of March 31, 2026, our total estimated future payments for these agreements with incumbents are approximately $36.4 million.
Guaranties
In October 2022, we entered into an agreement with Xcel Energy providing Xcel Energy dedicated long-term usage of our 900 MHz Broadband Spectrum for a term of 20 years throughout Xcel Energy’s service territory in eight states (the “Xcel Energy Agreement”). In connection with Xcel Energy Agreement, we entered into a guaranty agreement, under which we guaranteed the delivery of the relevant 900 MHz Broadband Spectrum and the associated broadband licenses in Xcel Energy’s service territory in eight states along with other commercial obligations. In the event of default or non-delivery of the specific territory’s 900 MHz Broadband Spectrum, we are required to refund payments we have received. In addition, to the extent we have performed any obligations, our liability and remaining obligations under the Xcel Energy Agreement will extend only to the remaining unperformed obligations. We recorded $76.0 million in deferred revenue in connection with the prepayments received as of March 31, 2026. We commenced delivery of the relevant cleared 900 MHz Broadband Spectrum and the associated broadband leases in the first quarter of fiscal year 2024 and will continue through 2029. As of March 31, 2026, the maximum potential liability of future undiscounted payments under this agreement is approximately $67.4 million, reflecting a reduction in liability due to the obligations performed to date and revenue recognized.
In June 2025, we entered into an agreement to retune and acquire wireless licenses for approximately $28.0 million. In connection with this agreement, we entered into a guaranty agreement with the incumbent, under which we guaranteed the payment and performance of all obligations under the agreement to the incumbent in the event of default. In addition, to the extent we have performed any obligations under the agreement, our liability and remaining obligations will extend only to the remaining obligations. As of March 31, 2026, the maximum potential liability of future undiscounted payments under this agreement is approximately $18.2 million.
Share Repurchase Program
In September 2023, our Board authorized the 2023 Share Repurchase Program pursuant to which we may repurchase up to $250.0 million of our common stock on or before September 21, 2026. We may repurchase shares of our common stock via the open market and/or privately negotiated transactions. Repurchases will be made in accordance with applicable securities laws and may be effected pursuant to Rule 10b5-1 trading plans. The manner, timing and amount of any share repurchases will be determined by us based on a variety of factors, including, proceeds from customer contracts, the timing of which is unpredictable, as well as general business and market conditions, our capital position and other strategic considerations. The 2023 Share Repurchase Program does not obligate us to repurchase any particular amount of our common stock.
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. For the year end March 31, 2026 and 2025, we had no excise tax expense.
The following table presents the share repurchase activity for Fiscal 2026 and Fiscal 2025 (in thousands, except per share data):

	For the years ended March 31,
	2026	2025
Number of shares repurchased and retired	43	245
Average price paid per share*	$22.94	$33.71
Total cost to repurchase	$990	$8,398
* Average price paid per share includes costs associated with the repurchases, excluding excise taxes associated with the share repurchases.
As of March 31, 2026, $226.7 million is remaining under the 2023 Share Repurchase Program.
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
During the year ended March 31, 2026, we performed a step zero qualitative approach impairment test as of January 1, 2026, for each geographical market or deal market, to test indefinite-lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing. Per the results of the step zero test, we were not required to perform a step one analysis. During the year ended March 31, 2025, we performed a step one quantitative approach impairment test as of January 1, 2025, to determine if the fair value of the combined licenses by the associated geographical or deal market exceeds the carrying value for each geographical or deal market. Based on the results of the impairment tests, there were no impairment charges recorded during the year ended March 31, 2026 and 2025.
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
Our management, under the supervision of our President and Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, our management determined that, as of March 31, 2026, we maintained effective internal control over financial reporting.

Attestation Report on Internal Control over Financial Reporting
Our management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that exempt non-accelerated filers, as that term is defined in Rule 12-b2 of the Exchange Act, from such requirement.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(d) of the Exchange Act, during the quarterly period ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
Director and Executive Officer Trading
During the three months ended March 31, 2026, no director or officer adopted or terminated any Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).
ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information relating to our directors, executive officers and corporate governance, including our Code of Business Conduct, will be included in the proxy statement for our 2026 annual meeting of our stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference. The full text of our Code of Business Conduct, which is the code of ethics that applies to all of our officers, directors and employees, can be found in the “Investors” section of our website accessible to the public at www.anterix.com.
ITEM 11. EXECUTIVE COMPENSATION
Information relating to our executive compensation will be included in the proxy statement for our 2026 annual meeting of our stockholders, expected to be filed within 120 days of the end of our fiscal year. This information (except for the disclosure under the heading “Pay-Verse-Performance”) is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information relating to the security ownership of certain beneficial owners and management will be included in the proxy statement for our 2026 annual meeting of our stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information relating to certain relationships and related transactions and director independence will be included in the proxy statement for our 2026 annual meeting of our stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information relating to principal accountant fees and services will be included in the proxy statement for our 2026 annual meeting of our stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference.

PART IV.
ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a)(1) The following consolidated financial statements of the Company appear beginning on page F-1 of this Annual Report and are incorporated by reference in Part II, Item 8:
Reports of Independent Registered Public Accounting Firms (PCAOB ID Number 34)
Reports of Independent Registered Public Accounting Firms (PCAOB ID Number 248)
Consolidated Balance Sheets as of March 31, 2026 and 2025
Consolidated Statements of Operations for the Years Ended March 31, 2026 and 2025
Consolidated Statements of Stockholders’ Equity for the Years Ended March 31, 2026 and 2025
Consolidated Statements of Cash Flows for the Years Ended March 31, 2026 and 2025
Notes to Consolidated Financial Statements
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

10.1+	2014 Stock Plan (filed as Exhibit 10.6 to the Registration Statement on Form S-1, filed with the SEC on December 19, 2014 and incorporated herein by reference (File No. 333-201156)).
10.2+
Executive Form of Notice of Grant of Stock Option and Stock Option Agreement under 2014 Stock Plan (filed as Exhibit 10.7 to the Annual Report on Form 10-K for the year ended March 31, 2015, filed with the SEC on June 10, 2015 and incorporated herein by reference (File No. 001-36827)).

10.3+
Non-Employee Director Form of Notice of Grant of Stock Option and Stock Option Agreement under 2014 Stock Plan (filed as Exhibit 10.8 to the Annual Report on Form 10-K for the year ended March 31, 2015, filed with the SEC on June 10, 2015 and incorporated herein by reference (File No. 001-36827)).

10.4+
Non-Employee Director Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement under 2014 Stock Plan (filed as Exhibit 10.9 to the Annual Report on Form 10-K for the year ended March 31, 2015, filed with the SEC on June 10, 2015 and incorporated herein by reference (File No. 001-36827)).

10.5+
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

10.7+
The Company’s Executive Severance Plan as amended December 5, 2024 (filed as Exhibit 10.17 to the Annual Report on Form 10-K for the year ended March 31, 2025, filed with the SEC on June 24, 2025 and incorporated herein by reference (File No. 001-36827)).

10.8+
The Company’s Form of Executive Severance Plan Participation Agreement (filed as Exhibit 99.2 to the Current Report on Form 8-K, filed with the SEC on March 27, 2015 and incorporated herein by reference (File No. 001-36827)).

10.9+
Executive Form of Performance-Based Stock Option Agreement and Grant Notice under the 2014 Stock Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, filed with the SEC on February 16, 2016 and incorporated herein by reference (File No. 001-36827)).

10.10+
Executive Form of Performance-Based Restricted Stock Units Agreement and Grant Notice under the 2014 Stock Plan (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, filed with the SEC on February 16, 2016 and incorporated herein by reference (File No. 001-36827)).

10.11+
Non-Employee Director Form of Restricted Stock Award Agreement and Grant Notice under the 2014 Stock Plan (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, filed with the SEC on February 16, 2016 and incorporated herein by reference (File No. 001-36827)).

10.12+
Executive Form of Time-Based Stock Option Agreement and Grant Notice under the 2014 Stock Plan (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, filed with the SEC on February 16, 2016 and incorporated herein by reference (File No. 001-36827)).

10.13+
Executive Form of Time-Based Restricted Stock Award Agreement and Grant Notice under the 2014 Stock Plan (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, filed with the SEC on February 16, 2016 and incorporated herein by reference).

10.14+
Senior Executive Form of Performance-Based Restricted Stock Units Agreement and Grant Notice (2021 Short-Term Incentive Plan) under the 2014 Stock Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 16, 2020 and incorporated herein by reference (File No. 001-36827)).

10.15+
Executive Form of Performance-Based Restricted Stock Units Agreement and Grant Notice (2021 Short-Term Incentive Plan) under the 2014 Stock Plan (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 16, 2020 and incorporated herein by reference (File No. 001-36827)).

10.16+
Amendment No. 1 to 2014 Stock Plan, dated June 14, 2021 (filed as Exhibit 10.40 to the Annual Report on Form 10-K for the year ended March 31, 2021, filed with the SEC on June 15, 2021 and incorporated herein by reference (File No. 001-36827)).

10.17+	Anterix Inc. 2023 Stock Plan (filed as Exhibit B of the Definitive Proxy Statement, filed with the SEC on July 14, 2023 and incorporated herein by reference (File No. 001-36827)).
10.18#	Executive Form of Notice of Grant of Stock Option and Stock Option Agreement under 2023 Stock Plan
10.19#	Executive Form of Performance-Based Stock Option Agreement and Grant Notice under the 2023 Stock Plan
10.20#	Executive Form of Restricted Stock Units Agreement and Grant Notice under the 2023 Stock Plan
10.21#	Executive Form of Performance-Based Restricted Stock Units Agreement and Grant Notice under the 2023 Stock Plan
10.22#	Non-Employee Director Form of Notice of Grant of Restricted Stock Awards and Restricted Stock Awards Agreement under 2023 Stock Plan
10.23#	Employee Form of Notice of Grant of Stock Option and Stock Option Agreement under 2023 Stock Plan
10.24#	Employee Form of Restricted Stock Units Agreement and Grant Notice under the 2023 Stock Plan
10.25+
Transition and Separation Agreement, dated October 8, 2024, by and between the Company and Robert H. Schwartz (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed with the SEC on November 13, 2024 and incorporated herein by reference (File No. 001-36827)).

10.26+
Offer Letter and Employment Agreement, dated October 6, 2024, by and between the Company and Scott Lang (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed with the SEC on November 13, 2024 and incorporated herein by reference (File No. 001-36827)).

10.27+
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

10.29+
Offer Letter and Employment Agreement, dated January 22, 2025, by and between the Company and Thomas Kuhn (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, filed with the SEC on February 11, 2025 and incorporated herein by reference (File No. 001-36827)).

10.30+
Bonus Agreement, dated as of October 03, 2025, by and between the Company and Christopher Guttman-McCabe. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2025, filed with the SEC on February 11, 2026 and incorporated herein by reference (File No. 001-36827)).

19.1#	Insider Trading Policy.
21.1#	Subsidiaries of Registrant.
23.1#	Consent of Deloitte & Touche LLP (US) Independent Registered Public Accounting Firm relating to the Consolidated Financial Statements of the Company, dated June 25, 2026.
23.2#	Consent of Grant Thornton LLP Independent Registered Public Accounting Firm relating to the Consolidated Financial Statements of the Company, dated June 25, 2026.
24.1#	Power of Attorney (included on signature page hereto).
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

101
The following financial information from Anterix Inc.’s Annual Report on Form 10-K for the year ended March 31, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

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
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized in Woodland Park, State of New Jersey, on June 25, 2026.

Anterix Inc.

By:	/s/ Scott A. Lang
Scott A. Lang
President and Chief Executive Officer (Principal Executive Officer)
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Scott A. Lang and Elena Marquez, and each of them individually, as the undersigned’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for the undersigned and in the undersigned’s name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their respective substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Act of 1933, this Annual Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott A. Lang	President and Chief Executive Officer (Principal Executive Officer)	June 25, 2026
Scott A. Lang

/s/ Elena Marquez	Chief Financial Officer (Principal Financial and Accounting Officer)	June 25, 2026
Elena Marquez

/s/ Thomas Kuhn	Executive Chairman of the Board	June 25, 2026
Thomas Kuhn

/s/ Jeffrey Altman	Director	June 25, 2026
Jeffrey Altman

/s/ Leslie B. Daniels	Director	June 25, 2026
Leslie B. Daniels

/s/ Mark Fleischhauer	Director	June 25, 2026
Mark Fleischhauer

/s/ William Heard	Director	June 25, 2026
William Heard

/s/ Mahvash Yazdi	Director	June 25, 2026
Mahvash Yazdi

Page F- 1

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of Anterix Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Anterix Inc. and subsidiaries (the “Company”) as of March 31, 2026, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America (GAAP).
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Change in Business Model, Which Impacted the Accounting for Spectrum Sales Transactions – Refer to Notes 2 and 3 to the financial statements
Critical Audit Matter Description
During the fourth quarter of fiscal 2026, the Company evolved its business strategy. Building on its foundational 900 MHz spectrum position, the Company transitioned from a model focused primarily on long-term spectrum leasing to a broader operating model which involves both leases and sales of spectrum. In the ordinary course of business, the Company seeks to secure and expand its spectrum position, clear and retune spectrum, monetize spectrum through both sales and long-term leases, and develop a growing portfolio of products and services offerings around its spectrum designed to generate recurring revenue.
We identified the Company’s change in business model, which impacted the accounting of its spectrum sales transactions to be recognized as revenue, as a critical audit matter due to the judgment in evaluating the change in the Company’s business strategy as well as the timing of the change and related accounting implications. This required a high degree of auditor judgment and increased audit effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to evaluating the change in business strategy and the accounting of spectrum sales transactions to be recognized as revenue included the following, among others:
•We evaluated the change in the Company’s business model as well as the timing of the change, by performing the following:

Page F- 2

◦We inquired of selected members of the Company’s executive management team and Board of Directors,
◦We inspected the Company’s Board of Directors meeting materials, including agendas, presentations and meeting minutes,
◦We read publicly available information, including the Company’s website, press releases, investor materials, analysts’ reports, earnings call transcripts, industry outlook reports, regulatory filings and social media posts by management,
◦We inspected the Company’s marketing materials and internal strategy documents,
◦We compared the Company’s new and historical spectrum sales contracts to identify and evaluate key differences, and
◦We evaluated the Company’s fiscal 2027 forecast to understand growth expectations for the sales of spectrum and customer pipeline opportunities.
•We evaluated the Company’s revenue recognition accounting related to spectrum sales transactions entered during the fourth quarter of fiscal 2026.
•We tested the effectiveness of controls over management’s application of the accounting for sales of spectrum.
•We evaluated the Company’s financial statement disclosures with respect to the change in business strategy.
Gain on Exchange of Intangible Assets, net – Refer to Notes 2 and 7 to the financial statements
Critical Audit Matter Description
The Company enters into agreements to exchange its spectrum licenses with the Federal Communications Commission (FCC). As the Company exchanges its narrowband licenses for broadband licenses, which is dependent upon approval from the FCC, the spectrum licenses acquired as part of this exchange of nonmonetary assets are recorded at their fair value, as defined by the FCC’s 2020 Report and Order (i.e., the lower of the 600 MHz auction pricing or estimated contract price). The narrowband licenses that are surrendered to the FCC upon the exchange are recorded at their carrying value, which includes the original acquisition cost, anti-windfall payments and clearing costs. The difference between the carrying value of the narrowband licenses surrendered and the fair value of the broadband licenses received is recorded as a gain or loss on exchange of intangible assets. For the year ended March 31, 2026, the Company recorded a gain on exchange of intangible assets of $105.4 million.
We identified the Company’s determination of fair value used to measure the gain on exchange of spectrum licenses, which are intangible assets, as a critical audit matter due to the significant judgment used by management. This required a high degree of auditor judgment and increased audit effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to auditing the gain on exchange of intangible assets included the following, among others:
•With the assistance of our Fair Value Specialists, we performed the following:
◦We independently estimated the fair value of the spectrum licenses based on 600 MHz auction prices and compared to the Company’s estimated fair value,
◦We analyzed recent market transactions to assess the comparability to, and the reasonableness of, the Company’s estimated fair value, and
◦We evaluated the Company specific spectrum sales entered by the Company in the fourth quarter of fiscal 2026 as indicative of fair value and compared to the Company’s estimated fair value.
•We evaluated the Company’s accounting for nonmonetary exchanges related to the gain on exchange of intangible assets, including whether the exchanges had commercial substance.

/s/ DELOITTE & TOUCHE LLP

Morristown, New Jersey
June 25, 2026
We have served as the Company’s auditor since 2025.

Page F- 3

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Anterix Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of Anterix Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2025, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended March 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025, and the results of its operations and its cash flows for the year ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.
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

/s/ GRANT THORNTON LLP
We served as the Company’s auditor from 2018 to 2025.
New York, New York
June 24, 2025

Page F- 4

Anterix Inc.
Consolidated Balance Sheets
March 31, 2026 and 2025
(in thousands, except share and per share data)

	March 31, 2026	March 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$98,533	$47,374
Non-trade receivable	—	2,926
Spectrum receivable	10,638	7,107
Escrow deposits	6,130	547
Prepaid expenses and other current assets	4,684	2,801
Total current assets	119,985	60,755
Escrow deposits	—	7,103
Property and equipment, net	827	1,302
Right of use assets, net	4,069	4,829
Intangible assets	310,712	228,983
Deferred broadband costs	29,069	28,944
Other assets	548	1,188
Total assets	$465,210	$333,104
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and other accrued expenses	$15,028	$9,075
Accrued severance and other related charges	2,810	2,265
Due to related parties	—	30
Operating lease liabilities	1,424	1,643
Contingent liability	2,220	8,093
Deferred revenue	14,513	6,095
Total current liabilities	35,995	27,201
Operating lease liabilities	2,995	3,747
Contingent liability	6,000	15,336
Deferred revenue	146,665	118,577
Deferred gain on sale of intangible assets	4,911	4,911
Deferred income tax	6,323	6,606
Other liabilities	—	125
Total liabilities	202,889	176,503
Commitments and contingencies (See Note 15)
Stockholders’ equity
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized and no shares outstanding at March 31, 2026 and March 31, 2025	—	—
Common stock, $0.0001 par value per share, 100,000,000 shares authorized and 18,914,271 shares issued and outstanding at March 31, 2026 and 18,612,804 shares issued and outstanding at March 31, 2025	2	2
Additional paid-in capital	564,617	548,542
Accumulated deficit	(302,298)	(391,943)
Total stockholders’ equity	262,321	156,601
Total liabilities and stockholders’ equity	$465,210	$333,104
See accompanying notes to consolidated financial statements.

Page F- 5

Anterix Inc.
Consolidated Statements of Operations
Years Ended March 31, 2026 and 2025
(in thousands, except share and per share data)

	2026	2025
Spectrum revenue	$6,501	$6,031

Operating expenses
General and administrative	36,063	42,671
Sales and support	6,900	6,110
Product development	4,703	5,735
Severance and other related charges	4,596	3,771
Depreciation and amortization	464	548
Operating expenses	52,726	58,835
Gain on exchange of intangible assets, net	(105,419)	(22,799)
Gain on sale of intangible assets, net	(34,780)	(18,294)
Loss from disposal of long-lived assets, net	44	3
Income (loss) from operations	93,930	(11,714)
Interest income	1,633	2,159
Other income	143	75
Income (loss) before income taxes	95,706	(9,480)
Income tax expense	5,071	1,892
Net income (loss)	$90,635	$(11,372)
Net income (loss) per common share basic	$4.85	$(0.61)
Net income (loss) per common share diluted	$4.83	$(0.61)
Weighted-average common shares used to compute basic net income (loss) per share	18,688,175	18,562,446
Weighted-average common shares used to compute diluted net income (loss) per share	18,755,739	18,562,446
See accompanying notes to consolidated financial statements.

Page F- 6

Anterix Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended March 31, 2026 and 2025
(in thousands)

	Number of Shares
	Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total
Balance at March 31, 2024	18,453	$2	$533,203	$(372,173)	$161,032
Stock compensation expense	—	—	13,531	—	13,531
Restricted shares issued	271	—	—	—	—
Stock option exercises	184	—	3,651	—	3,651
Shares withheld for taxes	(50)	—	(1,843)	—	(1,843)
Retirement of common stock	(245)	—	—	(8,398)	(8,398)
Net loss	—	—	—	(11,372)	(11,372)
Balance at March 31, 2025	18,613	2	548,542	(391,943)	156,601
Stock compensation expense	—	—	11,491	—	11,491
Restricted shares issued	185	—	—	—	—
Stock option exercises	186	—	5,354	—	5,354
Shares withheld for taxes	(27)	—	(770)	—	(770)
Retirement of common stock	(43)	—	—	(990)	(990)
Net income	—	—	—	90,635	90,635
Balance at March 31, 2026	18,914	$2	$564,617	$(302,298)	$262,321
See accompanying notes to consolidated financial statements.

Page F- 7

Anterix Inc.
Consolidated Statements of Cash Flows
Years Ended March 31, 2026 and 2025
(in thousands)

	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$90,635	$(11,372)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	464	548
Stock compensation expense	11,491	13,531
Deferred income taxes	(283)	325
Right of use assets	760	1,657
Gain on exchange of intangible assets, net	(105,419)	(22,799)
Gain on sale of intangible assets, net	(34,780)	(18,294)
Loss from disposal of long-lived assets, net	44	3
Changes in operating assets and liabilities
Non-trade receivable	2,926	(2,926)
Prepaid expenses and other assets	(738)	1,126
Accounts payable and other accrued expenses	(1,707)	550
Accrued severance and other related charges	545	2,265
Due to related parties	(30)	30
Operating lease liabilities	(971)	(1,960)
Contingent liability	6,195	5,999
Deferred revenue	36,506	2,460
Other liabilities	(127)	(406)
Net cash provided by (used in) operating activities	5,511	(29,263)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible assets and other related costs	(27,172)	(18,095)
Proceeds from sale of spectrum	67,737	40,935
Purchases of equipment	(31)	(87)
Net cash provided by investing activities	40,534	22,753
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	5,354	3,651
Repurchases of common stock	(990)	(8,398)
Payments of withholding tax on net issuance of restricted stock	(770)	(1,843)
Net cash provided by (used in) financing activities	3,594	(6,590)
Net change in cash and cash equivalents and restricted cash	49,639	(13,100)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents and restricted cash at beginning of the year	55,024	68,124
Cash and cash equivalents and restricted cash at end of the year	$104,663	$55,024

The following tables provide a reconciliation of cash and cash equivalents and restricted cash reported on the Consolidated Balance Sheets that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:

	March 31, 2026	March 31, 2025
Cash and cash equivalents	$98,533	$47,374
Escrow deposits	6,130	7,650
Total cash and cash equivalents and restricted cash	$104,663	$55,024
See accompanying notes to consolidated financial statements.

Page F- 8

Anterix Inc.
Notes to Consolidated Financial Statements
1. Nature of Operations
Anterix Inc. (the “Company”) is the nation’s largest holder of licensed 900 MHz spectrum (896-901/935-940 MHz) with coverage spanning the contiguous United States, Hawaii, Alaska, and Puerto Rico. The Company’s mission is to transform critical infrastructure connectivity, commercialize its spectrum assets and deliver advanced intelligent infrastructure solutions, including private broadband networks, tower access, and turnkey connectivity management, to utility and critical infrastructure enterprises seeking to enhance operational efficiency, strengthen grid resilience, and accelerate digital transformation.
The Company was originally incorporated in California in 1997 and reincorporated in Delaware in 2014. In November 2015, the Company changed its name from Pacific DataVision, Inc. to pdvWireless, Inc. In August 2019, the Company changed its name from pdvWireless, Inc. to Anterix Inc. The Company maintains offices in Woodland Park, New Jersey, McLean, Virginia and Abilene, Texas.
Business Developments
During fiscal 2026, the Company evolved its business strategy. Building on its foundational 900 MHz spectrum position, the Company transitioned from a model focused predominantly on long-term spectrum leasing to a broader operating model. In the ordinary course of business, the Company now secures and expands its spectrum position, clears and retunes spectrum, monetizes spectrum through both sales and long-term leases, and develops a growing portfolio of products and services offerings around its spectrum that are designed to generate recurring revenue. Together, these activities form the foundation of how the Company generates revenue today and how it expects to generate revenue over time. The Company’s new brand and visual identity, introduced during the fourth quarter, reflects this evolution.
On March 30, 2026, the Company entered into a spectrum license sale agreement with NorthWestern Energy (“NWE”) to provide 900 MHz Broadband Spectrum in the 10 MHz broadband configuration, (the “NWE Agreement”) for a total consideration of $7.7 million. This agreement marks the Company’s first deployment of 10 MHz broadband configuration in the 900 MHz band providing the foundation NWE needs to build a secure platform for a modern grid, enabling the delivery of safe, reliable energy for the communities they serve.
On March 25, 2026, the Company entered into a spectrum license sale agreement with Texas-New Mexico Power Company (“TNMP”) to provide 900 MHz Broadband Spectrum covering Brazoria County and Galveston County, Texas, (the “TNMP Agreement”) for a total consideration of $3.2 million, facilitating TNMP to deploy a mission- critical private wireless network designed to strengthen grid reliability and support essential service improvements across its territory.
On February 18, 2026, the Federal Communications Commission (the “FCC”) adopted the 2026 Report and Order to expand 900 MHz band to 10 MHz.
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
In November 2025, the Company and Crown Castle, one of the nation’s largest tower companies, announced a new turnkey tower service, TowerXTM, that helps utilities accelerate buildout timelines by providing access to pre-negotiated tower sites, centralized data and expert support.
Additionally, the Company also relaunched CatalyX®, a turnkey SIM provisioning, connectivity management and roaming solution that helps utilities efficiently and securely activate and manage devices across public and private networks.
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

Page F- 9

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Revision to Spectrum Sale Transaction Presentation
The Company generates income primarily through long-term leases and sales of spectrum assets. For spectrum lease agreements, payments received from customers were recorded as deferred revenue on the Company’s Consolidated Balance Sheets, with revenue recognized ratably over the contractual term beginning on the date the Company delivered cleared 900 MHz Broadband Spectrum and the associated broadband leases to the customer on a county-by-county basis in accordance with Revenue from Contracts with Customers (“ASC 606”). Historically, for spectrum sale agreements, payments received in advance of closing were recorded as contingent liabilities on the Company’s Consolidated Balance Sheets. Upon closing of the sale and delivery of the cleared 900 MHz Broadband Spectrum and associated broadband licenses to the customer by county, the Company derecognized the contingent liability and recorded a gain on sale of intangible assets within operating expenses under Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610”).
During fiscal 2026, the Company evolved its business strategy, transitioning from a model focused predominantly on long-term spectrum leasing to a broader operating model that now includes securing and expanding its spectrum position, clearing and retuning spectrum, monetizing spectrum through both sales and long-term leases, and developing a growing portfolio of products and services offerings around its spectrum that are designed to generate recurring revenue.
Prior to December 31, 2025, sale agreements were deemed an exception to the Company’s business model and were entered into with utilities containing Complex Systems on a case by case basis not in the ordinary course of business, resulting in sale agreements being accounted for under ASC 610. However, as a result of the Company’s business strategy evolution, the Company determined that sale agreements entered into after December 31, 2025 were completed in the ordinary course of business. The shift in business model will result in the recognition of such transactions as revenue under ASC 606, with the associated broadband costs reflected within operating expenses.
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
Concentration of Credit Risk and Significant Customers
Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with financial institutions for which credit loss is not anticipated. As of March 31, 2026 and 2025, substantially all of the Company’s cash balances exceeded the federally insured limits. During the years ended March 31, 2026 and 2025, each of the Company’s customers related to spectrum agreements accounted for greater than 10% of total revenue, except for Tampa Electric Company (“TECO”).
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
Accounting for Asset Retirement Obligations
An Asset Retirement Obligations (“ARO”) is evaluated and recorded, as appropriate, on assets for which the Company has a legal obligation to retire. The Company records a liability for an ARO and the associated asset retirement cost at the time the underlying asset is acquired and put into service. Subsequent to the initial measurement of the ARO, the obligation is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation, if any. Over time, the liability is accreted to its present value and the capitalized cost is depreciated over the estimated useful life of the asset.

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
As of March 31, 2026 and 2025, the Company settled approximately $0.4 million and $5 thousand, respectively of its obligations to restore the leased premises to their original condition and decreased its ARO accrual by $0.1 million and $0.1 million, respectively based on estimated future cash flows.
Changes in the liability for the ARO for the years ended March 31, 2026 and 2025 are summarized below (in thousands):

	2026	2025
Balance at beginning of the year	$520	$632
Liabilities settled	(410)	(5)
Revision of estimate	(110)	(112)
Accretion expense	—	5
Balance at end of the year (1)	—	520
Less amount classified as current - included in accounts payable and other accrued expenses	—	395
Noncurrent liabilities - included in other liabilities	$—	$125
1.During the year ended March 31, 2026, the Company cleared its tower site locations that were associated with its ARO and based on an evaluation of lease terms and site restoration requirements, the Company determined that no additional obligation was required.
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
During the year ended March 31, 2026, the Company performed a step zero qualitative approach impairment test as of January 1, 2026, for each geographical market or deal market, to test indefinite-lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing. Per the results of

Page F- 11

the step zero test, the Company was not required to perform a step one analysis. During the year ended March 31, 2025, the Company performed a step one quantitative approach impairment test as of January 1, 2025, to determine if the fair value of the combined licenses by the associated geographical or deal market exceeds the carrying value for each geographical or deal market. Based on the results of the impairment tests, there were no impairment charges recorded during the years ended March 31, 2026 and 2025. As of March 31, 2026 and 2025, the fair value materially exceeds carrying value of the Company’s intangible assets.
Exchanges of Intangible Assets
At times, the Company enters into agreements to exchange or cancel spectrum licenses. Upon entering into the arrangement, if the transaction has been deemed to have commercial substance, spectrum licenses are reviewed for impairment. The licenses are exchanged or cancelled at their carrying value and adjusted for any gain or loss recognized. Upon receipt of FCC approval, the spectrum licenses acquired as part of an exchange of nonmonetary assets are recorded at their fair value as of the exchange date (i.e., the lower of the 600 MHz auction or estimated contract price). The difference between the fair value of the spectrum licenses obtained, carrying value of the spectrum licenses transferred and cash paid, if any, is recognized as a gain or loss on exchange of spectrum licenses reported separately on the Company’s Consolidated Statements of Operations. For the purpose of the valuation of broadband licenses received in connection with nonmonetary exchanges, the Company utilizes the 600 MHz Auction price per MHzPop, which represents level two of the fair value hierarchy. If the transaction lacks commercial substance or the fair value of the acquired asset cannot be determined, the acquired spectrum licenses are recorded at the carrying value of the spectrum assets transferred, cancelled or exchanged.
See Note 7 Intangible Assets for a discussion on the Company’s spectrum exchanges during the years ended March 31, 2026 and 2025.
Broadband Licenses Held for Sale
As a result of the Company’s evolved business strategy and the change in the accounting for its spectrum sale agreements, the Company now classifies its broadband licenses associated with signed spectrum sale agreements entered into after December 31, 2025 as held for sale in the period in which all specified GAAP criteria are met. Pursuant to these criteria, the Company classifies its broadband licenses as held for sale upon the completion of the exchange of a narrowband licenses for the broadband license associated with a county included in a signed sale agreement, with an expected closing date within one year. The Company measures its broadband licenses that are held for sale at their fair value as of the classification date, which is the lower of the 600 MHz auction or estimated contract price. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. As of March 31, 2026 and 2025, the Company had no licenses deemed held for sale.
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
Long-Lived Assets and Right of Use Assets Impairment
The Company evaluates long-lived assets and right of use (“ROU”) assets, other than intangible assets with indefinite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Asset groups are determined at the lowest level for which identifiable cash flows are largely independent of cash flows of other groups of assets and liabilities. When the carrying amount of the asset groups are not recoverable and exceeds its fair value, an impairment loss is recognized equal to the excess of the asset group’s carrying value over the estimated fair value. There were no impairment charges during the years ended March 31, 2026 and 2025.
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

Page F- 12

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
Leases
Leases in which the Company is the lessee are comprised of corporate office space and tower space. All of the leases are classified as operating leases. The Company is obligated under certain lease agreements for office space with lease terms expiring on various dates from June 30, 2027 through January 31, 2029, which includes lease extensions ranging from three to ten-years for its corporate offices. The Company entered into multiple lease agreements for tower space related to its spectrum holdings. These lease expiration dates range from April 8, 2026 to February 28, 2033.
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
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in Accounting Standards Codification, Revenue from Contracts with Customers (“ASC 606”). A contract’s transaction price is allocated to each distinct performance obligation and is recognized as revenue when, or as, the performance obligation is satisfied, which typically occurs when the services are rendered. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. The Company’s contracts with customers may include multiple performance obligations. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price. It generally determines standalone selling prices based on the prices charged to customers under contracts involving only the relevant performance obligation. Judgment may be used to determine the standalone selling prices for items that are not sold separately, including services provided at no additional charge. For the Company’s customer agreements, most of the performance obligations involve delivering cleared 900 MHz Broadband Spectrum and the associated broadband license or lease on a county-by-county basis. For broadband license transfers, the performance obligation is satisfied at a point in time when control of the broadband license is transferred to the customer upon delivery. Accordingly, revenue is recognized upon delivery of the broadband license. For broadband spectrum lease arrangements, the performance obligation is satisfied over time as the customer receives the leased spectrum regardless of whether the customer uses the spectrum or not throughout the contractual term. As a result, revenue will be recognized ratably over the contractual term beginning on the date when the Company delivers cleared 900 MHz Broadband Spectrum and the associated broadband leases to the customer on a county-by-county basis.
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

Page F- 13

Historically, the Company recognized an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company determined that certain previously paid sales commissions met the requirements to be capitalized and were recorded as an asset upon the Company’s adoption of ASC 606. For the years ended March 31, 2026 and 2025, the Company capitalized commission costs required to obtain long-term 900 MHz Broadband Spectrum lease agreements which will be amortized over the contractual term. Due to the change in commission plan and the Company’s approach to monetizing its spectrum, the Company accelerated the amortization of the outstanding capitalized assets as of March 31, 2026.
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
Advertising and Promotional Expense
The Company expenses advertising and promotional costs as incurred. Advertising and promotional expense was approximately $56 thousand and $0.1 million for the years ended March 31, 2026 and 2025, respectively.
Stock Compensation
The Company accounts for stock options in accordance with U.S. GAAP, which requires the measurement and recognition of compensation expense, based on the estimated fair value of awards granted to employees, directors and consultants. The Company estimates the fair value of share-based awards on the date of grant using an option-valuation models such as Black-Scholes or Monte Carlo. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s Consolidated Statements of Operations over the requisite service periods. In the event the participant’s employment by or engagement with (as a director or otherwise) the Company terminates before exercise of the options granted, the stock options granted to the participant shall immediately expire and all rights to purchase shares thereunder shall immediately cease and expire and be of no further force or effect, other than applicable exercise rights for vested shares that may extend past the termination date as provided for in the participant’s applicable option award agreement. Additionally, the Company’s Compensation Committee (the “Compensation Committee”) adopted an Executive Severance Plan (the “Severance Plan”) in February 2015, and as most recently amended in December 2024, and the Company subsequently entered into Severance Plan Participation Agreements with its executive officers. In addition to providing participants with severance payments, the Severance Plan provides for accelerated vesting and extends the exercise period for outstanding equity awards if the Company terminates a participant’s service for reasons other than cause, death or disability or the participant terminates his or her service for good reason, whether before or after a change of control (each of such terms as defined in the Severance Plan). In addition to the Severance Plan, the equity awards issued to the Company’s President and Chief Executive Officer provide for accelerated vesting upon termination of service for reasons other than cause or a resignation for good reason; involuntary termination in connection with a change in control; or a change in control with a purchase price at or above $100 per share (each of such terms defined in the equity award agreements).
To calculate option-based compensation, the Company uses the Black-Scholes option valuation model. The compensation cost for the stock options with a graded vesting schedule is recognized using an accelerated method over the explicit vesting period. Stock options have a maximum term of ten years from the date they are granted, and vest over a requisite service period of three years, or four years for grants prior to July 2023, subject to acceleration in certain circumstances. The Company’s determination of fair value of option-based awards on the date of grant using the Black-Scholes model is affected by assumptions regarding a number of subjective variables. These variables include the expected volatility of the Company’s stock price, which is based on the weighted-average historical volatility of its stock, expected term, which is based on option history with adjustments for vesting schedule and contractual terms, risk-free interest rate, which is based on the treasury zero-coupon yield appropriate for the term of the option-based award as of the grant date; and expected dividends as applicable, which is zero, as the Company has never paid any cash dividends. Any future determination to pay dividends will be at the discretion of the Board and will depend on the Company’s financial condition, results of operations, capital

Page F- 14

requirements, restrictions contained in any financing instruments and such other factors as the Board deems relevant in its sole discretion. Therefore, the Company uses an expected dividend yield of zero in the option-pricing model.
The fair value of restricted stock, restricted stock units and performance units without market conditions are measured based upon the quoted closing market price for the stock on the date of grant. The compensation cost for the restricted stock and restricted stock units is recognized on a straight-line basis over the explicit vesting period. Restricted stock granted to the Company employees vest over a requisite services period of three years, or four years for grants prior to July 2023, subject to acceleration in certain circumstances. Vested restricted stock units are settled and issuable upon the earlier of the date the employee ceases to be an employee of the Company or a date certain in the future. The compensation cost for the performance units without market conditions is recognized ratably over the service period if it is probable that the performance conditions will be met.
The Company uses a Monte Carlo simulation model to determine the fair value of performance units with market conditions at grant date. The Monte Carlo simulation model is based on a discounted cash flow approach, with the simulation of a large number of possible stock price outcomes for the Company’s stock and the target composite index. The use of the Monte Carlo simulation model requires the input of a number of assumptions including expected volatility of the Company’s stock price, which is based on the weighted-average historical volatility of its stock; correlation between changes in the Company’s stock price and changes in the target composite index, which is based on the historical relationship between the Company’s stock price and the target composite index average; risk-free interest rate, which is based on the treasury zero-coupon yield appropriate for the term of the performance unit as of the grant date; and expected dividends as applicable, which is zero, as the Company has never paid any cash dividends. Any future determination to pay dividends will be at the discretion of the Board and will depend on the Company’s financial condition, results of operations, capital requirements, restrictions contained in any financing instruments and such other factors as the Board deems relevant in its sole discretion. Therefore, the Company has used an expected dividend yield of zero in the Monte Carlo simulation model. The compensation cost for the performance units with market condition is recognized ratably over the service period.
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
Changes in valuation allowance for the years ended March 31, 2026 and 2025 are summarized below (in thousands):

	2026	2025
Balance at beginning of the year	$90,278	$89,742
Charged to costs and expenses	(283)	325
Changes in net loss carryforward and other	(18,859)	211
Balance at end of the year	$71,136	$90,278

Page F- 15

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
For the year ended March 31, 2026, there were 1,975,287 stock options and restricted stock units outstanding, excluded from the calculation of diluted weighted-average shares because the effect was anti-dilutive. For the year ended March 31, 2025, the Company reported a net loss, accordingly, diluted net loss per common share is the same as basic net loss per common share. Common stock equivalents resulting from potentially dilutive securities approximated 221,802 at March 31, 2025 and have not been included in the diluted weighted average shares of common stock outstanding, as their effects are anti-dilutive.
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
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (“ASC 740”): Improvements to Income Tax Disclosures, which enhances transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid and to improve the effectiveness of income tax disclosures. This update is effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 in fiscal

Page F- 16

2026 on a prospective basis. The adoption did not have a material impact on the Company’s consolidated financial statements but resulted in expanded disclosures within the income tax footnote. See Note 12 Income Taxes for further information.
In March 2024, the FASB issued ASU 2024-02, Codification Improvements: this Codification amendment was issued to remove references to various concepts statements and impacts a variety of topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and not required to understand or apply the guidance. The amendments in ASU 2024-02 are not intended to result in significant accounting changes for most entities and are not expected to have a material impact on the Company’s consolidated financial statements or related disclosures. This update is effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2024-02 during fiscal 2026. The adoption did not have a material impact on the Company’s consolidated financial statements or disclosures.
3. Revenue
The following table provides information regarding the Company’s revenue for each of the services it provides pursuant to its spectrum revenue agreements for the years ended March 31, 2026 and 2025 (in thousands):

	2026	2025
Spectrum revenue
900 MHz Broadband Spectrum Revenue
Ameren Corporation	$824	$737
Evergy	1,541	1,542
Xcel Energy	3,524	3,205
TECO (1)	612	—
Narrowband Spectrum Revenue
Motorola (2)	—	547
Total spectrum revenue	$6,501	$6,031
1.The Company commenced revenue recognition in connection with the delivery of cleared 900 MHz Broadband Spectrum and the associated broadband licenses to TECO in June 2025.
2.As of December 31, 2024, the Company recognized all the revenue associated with the 2014 Motorola spectrum agreement.
900 MHz Broadband Spectrum Lease Agreements
The following table provides information regarding the Company’s spectrum lease agreements (as defined in the table below and collectively referred to as the “Spectrum Lease Agreements”) as of March 31, 2026:

Spectrum Lease Agreements (1)	Agreement Date	Initial Term	Renewal Options	Total Consideration (2)	Payments Received	Payments Remaining
Ameren Corporation (“Ameren”)	December 2020	30 - years	10 - years	$47.7 million	$31.4 million	$16.3 million (3)
Evergy Services, Inc. (“Evergy”)	September 2021	20 - years	2 x 10 - years	$30.2 million	$30.2 million	$—
Xcel Energy Services Inc. (“Xcel Energy”)	October 2022	20 - years	2 x 10 - years	$80.0 million	$76.0 million	$4.0 million (4)
Tampa Electric Company (“TECO”)	November 2023	20 - years	2 x 10 - years	$34.5 million	$34.5 million	$—

1.The Spectrum Lease Agreements are subject to customary provisions regarding remedies for non-delivery, including termination rights and refund of amounts paid, if the Company fails to perform its other contractual obligations, including failure to deliver the relevant cleared 900 MHz Broadband Spectrum in accordance with the terms of the Agreements.
2.In accordance with ASC 606, the payments of prepaid fees under the spectrum lease agreements will be accounted for as deferred revenue on the Company’s Consolidated Balance Sheets. Revenue is recognized over time as the performance obligations of clearing the 900 MHz Broadband Spectrum and the associated broadband leases are delivered by the respective county, over the contractual term.
3.The remaining payments of $16.3 million, excluding potential penalties, for the 30-year initial term are due by mid-2026, per the terms of the Ameren Agreements and as the Company delivers the relevant cleared 900 MHz Broadband Spectrum and the associated broadband leases.

Page F- 17

4.The remaining payments of $4.0 million, excluding potential penalties, for the 20-year initial term are due by mid-2028, per the terms of the Xcel Energy Agreement and as the Company delivers the relevant cleared 900 MHz Broadband Spectrum and the associated broadband leases.
900 MHz Broadband Spectrum Sale Agreements
As a result of the Company’s business strategy evolution and the introduction of the Company’s new brand and visual identity in the fourth quarter of fiscal 2026, as described in the Note 2 Summary of Significant Accounting Policies, sale agreements entered into in subsequent to this shift are considered completed in the ordinary course of business and are included as revenue agreements.
The following table provides information regarding the Company’s spectrum sale agreements entered into after December 2025 (as defined in the table below and collectively referred to as the “Spectrum Sale Agreements”) as of March 31, 2026:

Spectrum Sale Agreements (1)	Agreement Date	Total Consideration (2)	Payments Received	Payments remaining	Broadband license(s) delivered	Broadband license(s) remaining
CPS Energy (“CPS”)	January 2026	$13.0 million	$6.5 million	$6.5 million	—	1
Texas-New Mexico Power Company (“TNMP”)	March 2026	$3.2 million	$—	$3.2 million	—	2
NorthWestern Energy (“NWE”)	March 2026	$7.7 million	$—	$7.7 million	—	65
1.The Spectrum Sale Agreements are subject to customary provisions regarding remedies for non-delivery, including termination rights and refund of amounts paid, if the Company fails to perform its other contractual obligations, including failure to deliver the relevant cleared 900 MHz Broadband Spectrum in accordance with the terms of the Agreements.
2.In accordance with ASC 606, the payments of prepaid fees under the spectrum sale agreements will be accounted for as deferred revenue on the Company’s Consolidated Balance Sheets. Revenue will be recognized for each county once we deliver the cleared 900 MHz Broadband Spectrum and the associated broadband licenses.
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
Capitalized Contract Costs
The Company capitalizes incremental costs associated with obtaining a spectrum agreement with a customer, which generally includes sales commissions. Capitalized incremental costs are amortized over the contractual term beginning on the first delivery of a broadband lease. The Company’s capitalized contract costs consisted of the following activity (in thousands):

	2026	2025
Balance at the beginning of the year	$1,241	$1,027
Additions	226	339
Amortization (1)	(962)	(125)
Balance at the end of the year	505	1,241
Less amount classified as current assets (2)	(24)	(132)
Noncurrent assets (2)	$481	$1,109
1.Due to the change in commission plan and the Company’s approach to monetizing its spectrum, the Company accelerated the amortization of approximately $0.9 million of certain outstanding capitalized assets as of March 31, 2026.
2.Current assets are recorded as prepaid expenses and other current assets and noncurrent assets are recorded as other assets on the Company’s Consolidated Balance Sheets.

Page F- 18

Contract Liabilities
Contract liabilities primarily relate to advanced consideration received from customers in connection with spectrum revenue agreements, for which revenue is recognized over the term of each delivered broadband lease. The Company’s contract liabilities consisted of the following activity (in thousands):

	2026	2025
Balance at the beginning of the year	$124,672	$122,212
Net additions (1)	43,007	8,491
Revenue recognized	(6,501)	(6,031)
Balance at the end of the year	161,178	124,672
Less amount classified as current liabilities (2)	(14,513)	(6,095)
Noncurrent liabilities (2)	$146,665	$118,577
1.Represents milestone payments received from customer contracts pursuant to the terms of the associated spectrum revenue agreements, net of delivery delay adjustments.
2.Current liabilities and noncurrent liabilities are recorded as deferred revenue on the Company’s Consolidated Balance Sheets.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations of the Company’s contracts represents contracted revenue that will be recognized in future periods. Total performance obligations include deferred revenue (i.e., contract liabilities) as well as amounts that will be invoiced and recognized in future periods. Revenue allocated to remaining performance obligations was $198.9 million as of March 31, 2026, which will be recognized over the remaining contract terms up to 30 years.
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
The measure of segment profit or loss for the Company’s single segment is net income (loss). Additionally, the CODM uses cash and cash equivalents as a measure of segment assets, which is included on the Company’s consolidated financial statements. Cash and cash equivalents and Net income (loss) are reviewed and monitored by CODM to ensure enough capital is available for investing in purchases of intangible assets, refundable deposits, retuning costs and swaps, and the Company’s share repurchase program. Segment expenses were disaggregated based on the information the CODM is provided on a quarterly basis considering both quantitative and qualitative factors.

Page F- 19

The table below summarizes significant segment expenses and other items, which represent the difference between segment revenue and segment net income (loss) (in thousands):

	2026	2025
Spectrum revenue	$6,501	$6,031
Significant segment expenses and other segment items
Adjusted general and administrative (1)	25,721	30,654
Adjusted sales and support (2)	6,472	5,878
Adjusted product development (3)	3,982	5,489
Depreciation and amortization	464	548
Gain on exchange of intangible assets, net	(105,419)	(22,799)
Gain on sale of intangible assets, net	(34,780)	(18,294)
Interest income	(1,633)	(2,159)
Other income	(143)	(75)
Income tax expense	5,071	1,892
Other segment items (4)	16,131	16,269
Net income (loss)	$90,635	$(11,372)
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
5. Escrow Deposits
Escrow deposits are considered restricted cash as the deposits are restricted from use until the terms of the escrow agreement are met. Restricted cash is recorded as escrow deposits and a contingent liability on the Company’s Consolidated Balance Sheets. A reduction in the contingent liability and escrow deposits will be recognized for each county as the Company delivers the cleared 900 MHz Broadband Spectrum and the associated broadband licenses. Escrow deposits classified as current assets on the Company’s Consolidated Balance Sheets are related to the portion of the obligations of the escrow agreement that are expected to be met within a twelve-month period beginning March 31, 2026. Obligations not expected to be completed within this twelve-month period are classified as non-current assets.
In connection with the Lower Colorado River Authority Agreement in April 2023 (the “LCRA Agreement”), the Company and Lower Colorado River Authority (“LCRA”) entered into an escrow agreement. Pursuant to the escrow agreement, the escrow funds deposited from LCRA payments to the Company shall be held and invested in a money market deposit account. All interest and other income earned shall be allocated to the Company, payable with the final distribution of the escrow funds. The escrow funds shall be distributed upon written request by both the Company and LCRA pursuant to the terms within the Original LCRA Agreement. In December 2023, the Company received $15.0 million, of which $7.5 million was deposited in an escrow account. As of March 31, 2026, the Company has classified $0.4 million as short-term deposits on the Consolidated Balance Sheets, inclusive of accrued interest and escrow releases for delivered 900 MHz Broadband Spectrum and the associated broadband licenses.
In June 2025, the Company entered into an agreement with an incumbent to retune and acquire wireless licenses for approximately $28.0 million. In connection with this agreement, the Company entered into an escrow agreement. Pursuant to the escrow agreement, the escrow funds deposited from the Company payments due to the incumbent shall be held and invested in a money market deposit account. All interest and other income earned shall be allocated to the incumbent, payable with the final distribution of the escrow funds. The escrow funds shall be distributed upon written request by both the Company and the incumbent pursuant to the terms within the escrow agreement. Once the escrow funds are distributed to the incumbent, the payments are recorded as spectrum receivable on the Company’s Consolidated Balance Sheets. As of March 31, 2026, the Company has deposited $15.4 million into the escrow account. As of March 31, 2026, the Company has classified $5.7 million as short-term escrow deposits on the Consolidated Balance Sheets, inclusive of accrued interest and escrow releases to the incumbent, which are subsequently recorded as spectrum receivable on the Company’s Consolidated Balance Sheets.

Page F- 20

6. Property and Equipment
Property and equipment consists of the following at March 31, 2026 and 2025 (in thousands):

	Estimated useful life	2026	2025
Network sites and equipment	5-10 years	$4,518	$9,614
Computer software	1-7 years	861	861
Computer equipment	5-7 years	292	303
Furniture and fixture and other equipment	2-5 years	440	489
Leasehold improvements	Shorter of the lease term or 10 years	819	819
		6,930	12,086
Less accumulated depreciation		6,103	10,784
Property and equipment, net		$827	$1,302
Depreciation expense for the years ended March 31, 2026 and 2025 amounted to approximately $0.5 million and $0.5 million, respectively.
There were no impairment charges during the years ended March 31, 2026 and 2025.
7. Intangible Assets
Wireless licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but instead are tested for impairment annually, or more frequently if an event indicates that the asset might be impaired. There were no impairment charges related to the Company’s indefinite-lived intangible assets during the years ended March 31, 2026 and 2025.
Intangible assets consist of the following at March 31, 2026 and 2025 (in thousands):

	2026	2025
Balance at the beginning of the year	$228,983	$216,743
Acquisitions	30,655	12,082
Sale of intangible assets	(54,345)	(22,641)
Exchanges - licenses received	139,608	27,030
Exchanges - licenses surrendered	(34,189)	(4,231)
Balance at the end of the year	$310,712	$228,983
Purchases of intangible assets, including refundable deposits, retuning costs and swaps
During the years ended March 31, 2026 and 2025, the Company entered into agreements with several third parties in multiple U.S. markets to acquire, retune or swap wireless licenses for cash consideration (“deals”) and made Anti-Windfall Payments to the U.S. Treasury Department. The initial deposits to incumbents are recorded as spectrum receivable on the Company’s Consolidated Balance Sheets and are refundable if the FCC does not approve the sale, retuning or swap of the spectrum. The initial deposits are transferred to deferred broadband costs or intangible assets on the Company’s Consolidated Balance Sheets, as applicable, upon meeting the relevant deal milestones. The final payments related to closed retuning or swap deals are recorded as deferred broadband costs on the Company’s Consolidated Balance Sheets. The final payments for license purchases or Anti-Windfall Payments are recorded as intangible assets on the Company’s Consolidated Balance Sheets.
Broadband License Exchanges
During the year ended March 31, 2026, the FCC granted the Company broadband licenses for 219 counties. The Company recorded the new broadband licenses received in the amount of $139.6 million. In connection with receiving the broadband licenses, the Company disposed of $34.2 million related to the value ascribed to the narrowband licenses it relinquished to the FCC for the same 219 counties. The total carrying value of the narrowband licenses included the cost to acquire the original narrowband licenses, Anti-Windfall Payments paid to cover the shortfall in each county and the clearing costs (including additional clearing cost for previously exchanged narrowband licenses). As a result of the exchange of narrowband licenses for broadband licenses, the Company recorded a gain on exchange of intangible assets of $105.4 million, for the year ended March 31, 2026.
During the year ended March 31, 2025, the FCC granted the Company broadband licenses for 67 counties. The Company recorded the new broadband licenses received in the amount of $27.0 million. In connection with receiving the

Page F- 21

broadband licenses, the Company disposed of $4.2 million related to the value ascribed to the narrowband licenses it relinquished to the FCC for the same 67 counties. The total carrying value of the narrowband licenses included the cost to acquire the original narrowband licenses, Anti-Windfall Payments paid to cover the shortfall in each county and the clearing costs (including additional clearing cost for previously exchanged narrowband licenses). As a result of the exchange of narrowband licenses for broadband licenses, the Company recorded a gain on exchange of intangible assets of $22.8 million, for the year ended March 31, 2025.
Broadband License Sale
During the year ended March 31, 2026, the Company transferred to LCRA the 900 MHz Broadband Spectrum and associated broadband licenses related to 64 counties for the total consideration of $29.5 million. The total consideration included milestone payments of $14.1 million received as of March 31, 2026 and $15.4 million reduction of contingent liability. As a result, the Company recognized a reduction in intangible assets of $16.6 million and recorded a $12.8 million gain on sale of intangible assets on the Company’s Consolidated Statements of Operations.
During the year ended March 31, 2026, the Company transferred to Oncor Electric Delivery Company LLC (“Oncor”) the 900 MHz Broadband Spectrum and associated broadband licenses related to 91 counties for the total consideration of $59.7 million received as of March 31, 2026. The total consideration included milestone payments of $53.7 million received as of March 31, 2026, inclusive of reimbursable clearing costs and Anti-Windfall Payments and $6.0 million reduction of contingent liability. As a result, the Company recognized a reduction in intangible assets of $37.7 million and recorded a $22.0 million gain on sale of intangible assets on the Company’s Consolidated Statements of Operations.
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
8. Accounts Payable and Other Accrued Expenses
The table below provides additional information related to the Company’s accounts payable and other accrued expenses at March 31, 2026 and 2025 (in thousands):

	2026	2025
Accounts payable	$695	$1,130
Accrued employee related expenses	5,060	5,079
Accrued expenses	9,023	1,582
Accrued taxes	250	890
Other	—	394
Total accounts payable and other accrued expenses	$15,028	$9,075
9. Accrued Severance and Other Related Charges
During the year ended March 31, 2026, the Company undertook a broader restructuring initiative to align with its evolving marketing and product strategy. These charges consist primarily of severance and employee-related costs associated with workforce reductions, as well as retention payments provided to key employees to support continuity during the reorganization. As a result, the Company incurred $4.6 million of severance and other related charges for the year ended March 31, 2026, on the Company’s Consolidated Statements of Operations. As of March 31, 2026, the Company accrued $2.8 million severance and other related charges on the Company’s Consolidated Balance Sheets.
During the year ended March 31, 2025, the Company successfully identified several measures to reduce its operating expense run rate. These cost reduction measures are expected to increase the Company’s cash flows while maintaining operational efficiency. The reductions primarily impacted the Company’s general and administrative expenses mainly through significant cuts in consulting fees. Furthermore, as of March 31, 2025, the Company also reduced its workforce by 7 employees. As a result, the Company incurred $0.3 million of severance and other related charges as of and for the year ended March 31, 2025, on the Company’s Consolidated Balance Sheets and Consolidated Statements of Operations.
Additionally, on November 1, 2024, Robert H. Schwartz stepped down from his role as the Company’s President and Chief Executive Officer. In connection with Mr. Schwartz’s resignation, the Company negotiated a Transition and Separation Agreement (the “Transition Agreement”), which provided the following benefits (subject to effectiveness and the terms and conditions of the Transition Agreement), (i) two times the sum of his annualized salary and target bonus, for an aggregate

Page F- 22

amount of approximately $2.2 million, (ii) a pro-rata target bonus for fiscal year 2025, less any bonus amount previously paid for fiscal year 2025, for an aggregate amount of approximately $0.2 million and (iii) a subsidized COBRA continuation coverage for 18 months. Additionally, in connection with the Transition Agreement, a portion of Mr. Schwartz’s unvested time-based awards and performance-based awards accelerated and vested on a pro-rated basis, and Mr. Schwartz received an option exercise period extension. See Note 13 Stockholders’ Equity for further discussion. For the year ended March 31, 2025, the Company recorded $3.5 million severance and other related charges related to the Transition Agreement on the Company’s Consolidated Statements of Operations. As of March 31, 2025, the Company accrued $2.0 million severance and other related charges on the Company’s Consolidated Balance Sheets.
For the years ended March 31, 2026 and 2025, total accrued severance and other related charges were as follows (in thousands):

	2026	2025
Balance at beginning of the year	$2,265	$—
Cash accruals	4,596	2,714
Cash payments	(4,051)	(449)
Balance at the end of the year (1)	$2,810	$2,265
1.The Company expects to make disbursements totaling $2.2 million over the next 12 months.

10. Related Party Transactions
On December 30, 2024, in connection with Morgan O’Brien’s retirement as Executive Chairman of the Board, the Company entered into a consulting agreement with Mr. O’Brien under which he has agreed to provide consulting services to the Company for a minimum of six months and receive cash compensation of $30 thousand per month beginning on January 1, 2025 through June 30, 2025 (the “minimum term”), and continuing thereafter on a month-to month basis until terminated by either party (the “Consulting Agreement”). For the years ended March 31, 2026 and 2025, the Company incurred $0.1 million and $0.1 million, respectively, in consulting fees to Mr. O’Brien included in general and administrative expenses on the Company’s Consolidated Statements of Operations.
As of March 31, 2026 and 2025, the Company had zero and $30 thousand, respectively, in outstanding liabilities to Mr. O’Brien included in due to related parties on the Company’s Consolidated Balance Sheets. Mr. O’Brien’s consulting agreement was terminated as of June 30, 2025.
11. Leases
All the leases in which the Company is the lessee are comprised of corporate office space and tower space. The Company is obligated under certain lease agreements for office space with lease terms expiring on various dates from June 30, 2027 through January 31, 2029, which includes lease extensions for its corporate offices ranging from three to ten-years. The Company entered into multiple lease agreements for tower space. The lease expiration dates range from April 8, 2026 to February 28, 2033.
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
Weighted-average remaining lease term and incremental borrowing rate for the Company’s operating leases are as follows:

	2026	2025
Weighted average term - operating lease liabilities	3.71 years	3.71 years
Weighted average incremental borrowing rate - operating lease liabilities	8%	8%

Page F- 23

The following table presents total lease cost for the years ended March 31, 2026 and 2025 (in thousands):

	2026	2025
Total operating lease cost*	$1,821	$1,997
*Total operating lease cost is included in general and administrative expenses on the Company’s Consolidated Statements of Operations.
The following table presents supplemental balance sheet information as of March 31, 2026 and 2025 (in thousands):

	2026	2025
Non-current assets - right of use assets, net	$4,069	$4,829
Current liabilities - operating lease liabilities	$1,424	$1,643
Non-current liabilities - operating lease liabilities	$2,995	$3,747

Future minimum payments under existing non-cancellable leases for office and tower spaces (exclusive of real estate tax, utilities, maintenance and other costs borne by the Company) for the remaining terms of the leases following the year ended March 31, 2026 are as follows (in thousands):

Fiscal Year	Operating Leases
2027	$1,727
2028	1,373
2029	828
2030	455
2031	396
After 2031	345
Total future minimum lease payments	5,124
Amount representing interest	(705)
Present value of net future minimum lease payments	$4,419
12. Income Taxes
For the year ended March 31, 2026, the Company had federal and state NOL carryforwards of approximately $194.2 million and $195.1 million, respectively. Of these state NOLs, approximately $162.2 million, are expiring in various amounts from 2026 through 2045. The remaining federal and state NOLs of approximately $194.2 million and $32.9 million, respectively, have an indefinite life but the federal NOLs may only offset 80% of taxable income when used. For the year ended March 31, 2025, the Company incurred federal and state operating losses of approximately $275.1 million and $207.0 million, respectively, to offset future taxable income of which $241.1 million federal NOL and $40.3 million of state NOLs can be carried forward indefinitely but can only offset 80% of taxable income when used.
The Company has net deferred tax assets, before applying the valuation allowance, of approximately $64.8 million and $83.6 million relating principally to the NOLs as of March 31, 2026 and 2025, respectively. Federal NOL carryforwards may be subject to limitations as a result of the change in ownership that occurred in the year ended March 31, 2015, as defined under Internal Revenue Code Section 382. State NOL carryforwards are subject to limitations which differ from federal law in that they may not allow the carryback of net operating losses and have shorter carryforward periods.
Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”), requires that a valuation allowance be recorded to reduce deferred tax assets when it is more likely than not that the tax benefit of the deferred tax assets will not be realized. The evaluation includes the consideration of all available evidence, both positive and negative, regarding historical operating results including recent years with reported losses, the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards, and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carryforward from expiring unused. In situations where a three-year cumulative loss condition exists, accounting standards limit the ability to consider projections of future results as positive evidence to assess the realizability of deferred tax assets. Since inception, the Company has mainly incurred tax losses which represents significant negative evidence toward the realizability of its deferred tax assets. Therefore, the Company continues to apply a full valuation allowance against its deferred tax assets as of March 31,

Page F- 24

2026 and 2025, with the exception of the net deferred tax liability of approximately $6.3 million and $6.6 million, respectively, regarding indefinite-lived intangibles.
All remaining federal NOL carryforwards are indefinite lived. Utilization of these NOLs will be limited to 80% of future taxable income. The Company recorded $0.3 million and $0.6 million, respectively, of federal deferred tax expense during the years March 31, 2026 and 2025 and increased the federal deferred tax liability by the same amount due to the naked tax credit related to the indefinite-lived intangible. An analysis of the state NOL carryforwards revealed that most of them are not indefinite. The Company recorded $0.6 million and $0.3 million of state deferred tax benefit during the years March 31, 2026 and 2025 and decreased the state deferred tax liability by the same amount from the ability to use the state NOL carryforwards against the indefinite-lived intangible. This valuation allowance has no effect on the Company’s ability to utilize the deferred tax assets to offset future taxable income, if generated. As required by U.S. GAAP, the Company will continue to assess the likelihood that the deferred tax assets will be realizable in the future, and the valuation allowance will be adjusted accordingly. The tax benefits relating to any reversal of the valuation allowance on the net deferred tax assets in a future period will be recognized as a reduction of future income tax expense in that period.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA” or the “Act”) was signed into law. The Act introduces a broad range of changes to U.S. federal income tax law affecting corporations, including, among other provisions, the permanent reinstatement of 100% bonus depreciation for qualifying property acquired after January 19, 2025; the restoration of immediate expensing of domestic research and experimental expenditures; modifications to the business interest expense limitation under Section 163(j) and revisions to the international tax provisions.
In accordance with ASC 740, the Company recognizes the effects of changes in tax law in the period of enactment. The Company has evaluated the provisions of the OBBBA and, based on its current operations and tax position, does not expect the Act to have a material impact on its consolidated financial statements, results of operations, cash flows, or effective tax rate. The Company will continue to monitor forthcoming regulatory guidance, technical corrections, and state conformity developments, and will reassess the impact of the Act as additional information becomes available.
Net deferred tax assets and liabilities consist of the following as of March 31, 2026 and 2025 (in thousands):

	2026	2025
Deferred tax asset
Property and equipment	$670	$748
Accrued expenses	770	346
Deferred revenue	27,171	26,852
Asset retirement obligations	16	16
Net operating loss carryforward	52,623	70,267
Operating lease liabilities	1,310	1,529
Charitable contributions carryforward	3	3
Stock compensation expense	5,688	4,302
Total deferred tax asset	88,251	104,063
Deferred tax liability
Right of use assets	(1,175)	(1,345)
Indefinite-lived intangible assets	(22,263)	(19,046)
Total deferred tax liability	(23,438)	(20,391)
Total deferred tax assets and liabilities	64,813	83,672
Valuation allowance	(71,136)	(90,278)
Net deferred tax assets and liabilities	$(6,323)	$(6,606)

Page F- 25

The components of the income tax expense for the years ended March 31, 2026 and 2025 are as follows (in thousands):

	2026	2025
Current:
Federal	$2,192	$—
State	3,162	1,567
Total current	5,354	1,567

Deferred:
Federal	309	621
State	(592)	(296)
Total deferred	(283)	325
Total income tax expense	$5,071	$1,892
The following table presents taxes paid by the Company net of refunds received after the adoption of ASU 2023-09 for the year ended March 31, 2026:

2026
Federal income taxes paid	$2,405
State income taxes paid
Colorado	186
Washington D.C.	193
Illinois	1,925
Minnesota	638
Virginia	202
Other jurisdictions(1)	259
Total state income taxes paid	3,403
Total income taxes paid (2)	$5,808
1.Other jurisdictions include income taxes paid during the year for states that do not meet the 5% disaggregation threshold.
2.Income taxes paid include only taxes within the scope of ASC 740 net of refunds and exclude non-income based taxes such as excise and sales taxes.
The differences between the United States federal statutory tax rate and the Company’s effective tax rate for the year ended March 31, 2026 after the adoption of ASU 2023-09 are as follows (in thousands):

	2026
Statutory federal tax	$19,909	21%
State income taxes, net of federal benefit (1)	1,955	2%
Change in valuation allowance - Federal	(18,952)	-20%
Nontaxable or nondeductible items
Incentive stock option expense	301	—%
Other permanent differences	34	—%
162M executive compensation limit	92	—%
Intangibles - FCC licenses	1,899	2%
Other adjustments	(167)	—%
Total income tax expense	$5,071	5%
1.State taxes in Illinois made up greater than 50% of the tax effect in this category.

Page F- 26

The differences between the United States federal statutory tax rate and the Company’s effective tax rate for the year ended March 31, 2025 before the adoption of ASU 2023-09 are as follows (in thousands):

	2025
Statutory federal tax	$(1,991)	21%
State income taxes, net of federal benefit	952	-10%
Incentive stock option expense	(195)	2%
Other permanent differences	(61)	1%
162M executive compensation limit	5,001	-53%
Change in valuation allowance - Federal	(1,692)	18%
Prior year adjustments	(122)	1%
Total income tax expense	$1,892	-20%
13. Stock Compensation
The 2023 Stock Plan permits the Company to grant equity compensation awards to employees, consultants and non-employee directors of the Company. The 2023 Stock Plan authorizes 1,350,000 shares of common stock of the Company (the “Shares”) for grant, plus remaining available for issuance under previous plans. As of March 31, 2026, under the 2023 Stock Plan, 762,367 Shares are available for future issuance.
Restricted Stock and Restricted Stock Units
A summary of non-vested restricted stock activity for the year ended March 31, 2026 is as follows:

	Restricted Stock	Weighted Average Grant Day Fair Value
Non-vested restricted stock outstanding at March 31, 2025	269,799	$41.47
Granted	153,001	26.45
Vested	(175,016)	41.99
Forfeited	(52,132)	38.21
Non-vested restricted stock outstanding at March 31, 2026	195,652	$30.12
The following table reflects activity related to the Company’s restricted stock for the years ended March 31, 2026 and 2025:

	2026	2025
Weighted-average grant-date fair value per unit granted	$26.45	$34.30
Fair value of restricted stock units vested (in thousands)	$7,348	$9,951
Stock compensation expense related to restricted stock was approximately $4.6 million for the year ended March 31, 2026, which included $3.6 million in general and administrative expenses, $0.6 million in product development and the remainder of approximately $0.4 million included in sales and support reported on the Company’s Consolidated Statements of Operations. Stock compensation expense related to restricted stock was approximately $7.9 million for the year ended March 31, 2025, which included $7.5 million in general and administrative expenses, $0.2 million in product development and the remainder of approximately $0.2 million included in sales and support reported on the Company’s Consolidated Statements of Operations.
As of March 31, 2026 and 2025, there was $3.3 million and $6.0 million, respectively, of unrecognized compensation expense for the restricted stock, which is expected to be recognized over a weighted average period of 1.75 years and 1.26 years, respectively.
Performance-Based Restricted Stock Units
There were no performance-based restricted stock units outstanding as of March 31, 2026 and 2025.
The Company recorded approximately zero and $0.5 million of stock compensation expense relating to performance-based restricted stock units for the years ended March 31, 2026 and 2025, respectively, included in general and administrative expenses reported on the Company’s Consolidated Statements of Operations. As of March 31, 2026 and 2025, the performance-based shares were fully vested.

Page F- 27

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
Chief Executive Officer Transition
In connection with Mr. Schwartz’s Transition Agreement, 68,788 unvested time-based awards and 33,417 performance-based awards accelerated and vested on a pro-rated basis. Mr. Schwartz was also granted an option exercise period extension for each of his outstanding stock option awards equal to the lesser of two years from the Separation Date (as defined in the Transition Agreement) or the applicable expiration term of the stock option awards, which resulted in additional stock compensation expense of $1.1 million included in severance and other related charges expense reported on the Company’s Consolidated Statements of Operations for the year ended March 31, 2025.
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
Performance-based restricted stock units modification
In October 2024, the Company awarded the newly appointed President and Chief Executive Officer 97,631 performance-based restricted stock units. In January 2025, the Board approved the replacement of the performance-based units with 191,326 time-based stock options. The time-based stock options have a contractual life of 10 years and the shares will vest in three equal annual installments, based on continuous service of such officer to the Company through the applicable vesting dates. As a result of the change, the Company accounted for the modification as a Type I modification, resulting in $1.4 million of incremental fair value, of which $0.1 million was recorded immediately during the year ended March 31, 2025. The incremental compensation cost is measured as the excess of the fair value of the modified award over the fair value of the original award immediately before its terms were modified and recognized over the period from the modification date through the end of the requisite service period of the newly granted awards.
Stock Options
A summary of Stock Option activity for the year ended March 31, 2026 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Options outstanding at March 31, 2025	1,665,765	$38.31
Options granted	488,116	38.59
Options exercised	(189,972)	28.71
Options forfeited/expired/cancelled	(319,703)	39.18
Options outstanding at March 31, 2026	1,644,206	$38.79	6.08	$4,283,583
Exercisable at March 31, 2026	885,696	$43.27	3.76	$1,749,508
Total vested or expected to vest at March 31, 2026	1,643,064	$38.79	6.08	$4,283,583
The intrinsic value of stock options exercised was approximately $0.9 million and $2.9 million for the years ended March 31, 2026 and 2025, respectively.

Page F- 28

The following assumptions were used to calculate the fair value of stock options:

	Year Ended	Year Ended
	March 31, 2026	March 31, 2025
Risk-free interest rate	3.74% to 4.53%	3.72% to 4.43%
Dividend yield	—%	—%
Volatility	48.52% to 48.68%	47.11% to 48.33%
Expected term	5.42 years to 6.21 years	5.79 years to 6.21 years
Forfeiture rate	—% to 6%	—% to 4%
Weighted-average grant-date fair value per option granted	$38.59	$31.31
Stock compensation expense related to the amortization of the fair value of service-based stock options issued was approximately $7.0 million for the year ended March 31, 2026, which included $6.8 million in general and administrative expenses, $0.2 million in product development and the remainder of approximately $20 thousand included in sales and support reported on the Company’s Consolidated Statements of Operations. Stock compensation expense related to the amortization of the fair value of service-based stock options issued was approximately $4.5 million for the year ended March 31, 2025, which was included in general and administrative reported on the Company’s Consolidated Statements of Operations.
The weighted average fair value for the stock option awards granted for the year ended March 31, 2026 was $38.59 per share. As of March 31, 2026 and 2025, there was approximately $5.8 million and $10.2 million, respectively, of unrecognized compensation cost related to non-vested stock options granted under the Company’s stock option plans which is expected to be recognized over a weighted-average period of 1.16 years and 2.51 years, respectively.
Performance-Based Stock Options
A summary of the Performance-Based Stock Options for the year ended March 31, 2026 is as follows:

	Performance Options	Weighted Average Exercise Price
Performance Options outstanding at March 31, 2025	156,706	$38.07
Performance Options granted	—	—
Performance Options exercised	—	—
Performance Options forfeited/expired/cancelled	(125,975)	38.66
Performance Options outstanding at March 31, 2026	30,731	$35.66
The following assumptions were used to calculate the grant date fair value of performance-based stock options with market price condition using the Monte Carlo simulation model:

October 4, 2024
Risk-free interest rate	3.83%
Dividend yield	—%
Volatility	48.42%
Expected term	6.5 years
Forfeiture rate	—%
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
The Company recorded a reversal of approximately $0.1 million of stock compensation expense related to performance-based options due to forfeitures for the year ended March 31, 2026, included in general and administrative expenses reported on the Company’s Consolidated Statements of Operations. The Company recorded approximately $0.6 million, of stock compensation expense relating to performance-based options, for the year ended March 31, 2025, included in general and administrative expenses reported on the Company’s Consolidated Statements of Operations.

Page F- 29

As of March 31, 2026 and 2025, there was approximately $0.3 million and $1.7 million, respectively, of unrecognized compensation expense for the outstanding performance-based restricted stock options, which is expected to be recognized over a weighted average period of 1.51 years and 2.51 years, respectively.
Performance-based stock option modification
In October 2024, the Company awarded 213,487 performance-based stock options to various senior executive officers. In January 2025, the Board approved changes to the vesting conditions of these outstanding common stock option awards. The vesting criteria were modified from performance-based to time-based. The awards have a contractual life of 10 years and the shares will vest in three equal annual installments, based on continuous service of such officer to the Company through the applicable vesting dates. As a result of the change, the Company accounted for the modification as a Type I modification, resulting in $1.0 million of incremental fair value, of which $0.1 million was recorded immediately during the year ended March 31, 2025. The incremental compensation cost is measured as the excess of the fair value of the modified award over the fair value of the original award immediately before its terms were modified and recognized over the period from the modification date through the end of the requisite service period of the newly granted awards.
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
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. For the years ended March 31, 2026 and 2025, the Company had no excise tax expense.
The following table presents the share repurchase activity for Fiscal 2026 and Fiscal 2025 (in thousands, except per share data):

	For the years ended March 31,
	2026	2025
Number of shares repurchased and retired	43	245
Average price paid per share*	$22.94	$33.71
Total cost to repurchase	$990	$8,398
* Average price paid per share includes costs associated with the repurchases, excluding excise taxes associated with the share repurchases.
As of March 31, 2026, $226.7 million is remaining under the 2023 Share Repurchase Program.
14. Supplemental Disclosure of Cash Flow Information
The following table summarizes the Company’s supplemental cash flow information:

	For the years ended March 31,
(in thousands)	2026	2025
Cash paid during the period:
Taxes paid, including excise tax	$5,808	$1,728
Operating leases paid	$2,029	$2,311
Non-cash investing activity:
Capitalized change in estimated asset retirement obligations	$55	$(107)
Network equipment provided in exchange for wireless licenses	$—	$190
Narrowband spectrum licenses received in connection with the LCRA Agreement	$—	$1,430
Derecognition of contingent liability related to sale of intangible assets	$21,404	$—
Rights of use asset for new leases	$736	$796
Rights of use asset for modifications and renewals	$(35)	$1,258

15. Contingencies and Guaranty
Contingent Liabilities
Spectrum Sale Agreements Entered into Prior to December 31, 2025
As a result of the Company’s business strategy evolution and the introduction of the Company’s new brand and visual identity in the fourth quarter of fiscal 2026, as described in Note 2 Summary of Significant Accounting Policies, sales agreements entered into in subsequent to this shift are considered completed in the ordinary course of business and are included in Note 3 Revenue.
The following table provides information regarding the Company’s spectrum sale agreements entered into prior to December 2025 (as defined in the table below and collectively referred to as the “Spectrum Sale Agreements”) as of March 31, 2026:

Spectrum Sale Agreements (1)	Agreement Date	Total Consideration	Payments Received	Payments remaining	Broadband license(s) delivered	Broadband license(s) remaining
San Diego Gas & Electric (“SDG&E”) Agreement	February 2021	$50.0 million	$45.6 million (2)	$3.1 million	2	1
LCRA Agreement	April 2023	$30.0 million	$29.3 million	$0.7 million	64	4
LCRA Expansion Agreement	January 2025	$13.5 million	$6.0 million	$6.5 million (3)	—	34
Oncor Agreement	June 2024	$102.5 million (4)	$100.6 million (4)	$—	95	—
1.The Spectrum Sale Agreements are subject to customary provisions regarding remedies for non-delivery, including termination rights and refund of amounts paid, if the Company fails to perform its other contractual obligations, including failure to deliver the relevant cleared 900 MHz Broadband Spectrum in accordance with the terms of the Agreements. A gain or loss on the sale of spectrum will be recognized for each county once we deliver the cleared 900 MHz Broadband Spectrum and the associated broadband licenses.
2.Net of delivery delay adjustments.
3.Includes a $1.0 million credit, which was applied against the remaining balance pursuant to the LCRA Expansion Agreement in recognition of their contributions to our business efforts.
4.Includes reimbursable clearing costs and Anti-Windfall Payments made in connection with the transfer of the associated broadband licenses. Total consideration included $7.5 million in estimated reimbursable clearing costs and Anti-Windfall Payments of which $5.6 million was realized.
The following table summarizes the Company’s short-term and long-term contingent liabilities related to certain spectrum sale agreements based on the estimated timing of license deliveries (in thousands) as of March 31, 2026:

	2026		2025
Spectrum Sale Agreements	Current	Long Term	Current	Long Term
SDG&E	$1,000	$—	$1,000	$—
LCRA Agreement	1,220	—	1,093	15,336
LCRA Expansion Agreement	—	6,000	—	—
Oncor	—	—	6,000	—
Total contingent liabilities (1)	$2,220	$6,000	$8,093	$15,336
1.A reduction in the contingent liability and a gain or loss on the sale of spectrum will be recognized for each county once the Company delivers the 900 MHz Broadband Spectrum and the associated broadband licenses.
Guaranties
In October 2022, the Company entered into an agreement with Xcel Energy providing Xcel Energy dedicated long-term usage of the Company’s 900 MHz Broadband Spectrum for a term of 20 years throughout Xcel Energy’s service territory in eight states (the “Xcel Energy Agreement”). In connection with the Xcel Energy Agreement, the Company entered into a guaranty agreement, under which the Company guaranteed the delivery of the relevant 900 MHz Broadband Spectrum and the associated broadband licenses in Xcel Energy’s service territory in eight states along with other commercial obligations. In the event of default or non-delivery of the specific territory’s 900 MHz Broadband Spectrum, the Company is required to refund payments it has received. In addition, to the extent the Company has performed any obligations, the Company’s liability and remaining obligations under the Xcel Energy Agreement will extend only to the remaining unperformed obligations. The Company recorded $76.0 million in deferred revenue in connection with the prepayments received as of March 31, 2026. The

Page F- 31

Company commenced delivery of the relevant cleared 900 MHz Broadband Spectrum and the associated broadband leases in the first quarter of fiscal year 2024 and will continue through 2029. As of March 31, 2026, the maximum potential liability of future undiscounted payments under this agreement is approximately $67.4 million, reflecting a reduction in liability due to the obligations it has performed to date and revenue recognized.
In June 2025, the Company entered into an agreement to retune and acquire wireless licenses for approximately $28.0 million. In connection with this agreement, the Company entered into a guaranty agreement with the incumbent, under which the Company guaranteed the payment and performance of all obligations under the agreement to the incumbent in the event of default. In addition, to the extent the Company has performed any obligations under the agreement, the Company’s liability and remaining obligations will extend only to the remaining obligations. As of March 31, 2026, the maximum potential liability of future undiscounted payments under this agreement is approximately $18.2 million.
Defined Contribution Plan - Employer Contributions
The Company sponsors defined contribution plans (the “Plans”) that cover our employees following the completion of an eligibility period. Under the Plans, participating employees may defer a portion of their pretax and post tax earnings up to the limits provided by local statutory requirements. The Company makes matching contributions, subject to limits of the base compensation that a participant contributes to the Plan. The Company records its portion of matching contributions within general and administrative expenses on the Company’s Consolidated Statement of Operations. The Company contributed $0.4 million and $0.5 million for the years ended March 31, 2026 and 2025, respectively.
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
16. Subsequent Events
On April 16, 2026, the Company entered into a 10 MHz 900 MHz spectrum license sale agreement with Public Utility District No. 1 of Benton County (“Benton PUD”) to provide 900 MHz Broadband Spectrum in the 10 MHz broadband configuration, covering Benton County, Washington, (the “Benton Agreement”) for a total consideration of $0.8 million. This will enable Benton PUD to deploy a private wireless broadband network that will provide the taxpayer-owned utility and the community it serves with transformative communications capabilities to support its energy leadership, cooperation, and stewardship.

Page F- 32