Form 10-Q
period 2026-06-30
Anterix Inc.
filed 2026-08-11
CIK 1304492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
At August 6, 2026, 19,609,786 shares of the registrant’s common stock were outstanding.

Anterix Inc.
FORM 10-Q
For the quarterly period ended June 30, 2026

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

The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause our actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. Many of these risks, uncertainties and other factors are beyond our ability to control, influence, or predict. The most significant of these risks, uncertainties and other factors are described in “Item 1A—Risk Factors” in Part II of this Quarterly Report and in our Annual Report (the “2026 Annual Report”) on Form 10-K for the year ended March 31, 2026, filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 25, 2026. As a result, investors are urged not to place undue reliance on any forward-looking statements. These forward-looking statements reflect our views and assumptions only as of the date such forward-looking statements were made. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
Item 1: Consolidated Financial Statements
Anterix Inc.
Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share data)

	June 30, 2026	March 31, 2026
ASSETS
Current assets
Cash and cash equivalents	$116,010	$98,533
Spectrum receivable	14,266	10,638
Broadband licenses held for sale	13,000	—
Escrow deposits	3,910	6,130
Prepaid expenses and other current assets	5,892	4,684
Total current assets	153,078	119,985
Property and equipment, net	761	827
Right of use assets, net	3,757	4,069
Intangible assets	310,285	310,712
Deferred broadband costs	29,503	29,069
Other assets	541	548
Total assets	$497,925	$465,210
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and other accrued expenses	$11,915	$15,028
Accrued severance and other related charges	1,633	2,810
Operating lease liabilities	1,447	1,424
Contingent liability	2,220	2,220
Deferred revenue	14,331	14,513
Total current liabilities	31,546	35,995
Operating lease liabilities	2,641	2,995
Contingent liability	6,000	6,000
Deferred revenue	160,582	146,665
Deferred gain on sale of intangible assets	4,911	4,911
Deferred income tax	6,451	6,323
Total liabilities	212,131	202,889
Commitments and contingencies (See Note 12)
Stockholders’ equity
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized and no shares outstanding at June 30, 2026 and March 31, 2026	—	—
Common stock, $0.0001 par value per share, 100,000,000 shares authorized and 19,550,348 shares issued and outstanding at June 30, 2026 and 18,914,271 shares issued and outstanding at March 31, 2026	2	2
Additional paid-in capital	587,850	564,617
Accumulated deficit	(302,058)	(302,298)
Total stockholders’ equity	285,794	262,321
Total liabilities and stockholders’ equity	$497,925	$465,210
See accompanying notes to consolidated financial statements.

Anterix Inc.
Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share data)

	Three months ended June 30,
	2026	2025
Spectrum revenue	$1,958	$1,418
Operating expenses
General and administrative	9,624	10,449
Sales and support	1,911	1,493
Product development	1,220	1,120
Severance and other related charges	—	620
Depreciation and amortization	101	124
Operating expenses	12,856	13,806
Gain on exchange of intangible assets, net	(10,653)	(33,916)
Gain on sale of intangible assets, net	—	(961)
Loss from disposal of long-lived assets, net	1	8
(Loss) income from operations	(246)	22,481
Interest income	845	442
Other income	15	—
Income before income taxes	614	22,923
Income tax expense (benefit)	374	(2,257)
Net income	$240	$25,180
Net income per common share basic	$0.01	$1.35
Net income per common share diluted	$0.01	$1.35
Weighted-average common shares used to compute basic net income per share	19,085,714	18,621,701
Weighted-average common shares used to compute diluted net income per share	19,627,512	18,704,131
See accompanying notes to consolidated financial statements.

Anterix Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands)

	Number of Shares
	Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total
Balance at March 31, 2026	18,914	$2	$564,617	$(302,298)	$262,321
Stock compensation expense	—	—	3,282	—	3,282
Restricted shares issued	39	—	—	—	—
Stock option exercises	602	—	20,267	—	20,267
Shares withheld for taxes	(5)	—	(316)	—	(316)
Net income	—	—	—	240	240
Balance at June 30, 2026	19,550	$2	$587,850	$(302,058)	$285,794

Balance at March 31, 2025	18,613	$2	$548,542	$(391,943)	$156,601
Stock compensation expense	—	—	3,632	—	3,632
Restricted shares issued	105	—	—	—	—
Shares withheld for taxes	(22)	—	(642)	—	(642)
Net income	—	—	—	25,180	25,180
Balance at June 30, 2025	18,696	$2	$551,532	$(366,763)	$184,771
See accompanying notes to consolidated financial statements.

Anterix Inc.
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three months ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$240	$25,180
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	101	124
Stock compensation expense	3,282	3,632
Deferred income taxes	128	(2,507)
Right of use assets	312	113
Gain on exchange of intangible assets, net	(10,653)	(33,916)
Gain on sale of intangible assets, net	—	(961)
Loss from disposal of long-lived assets, net	1	8
Changes in operating assets and liabilities
Non-trade receivable	—	2,926
Prepaid expenses and other assets	(1,072)	377
Accounts payable and other accrued expenses	(2,521)	(2,556)
Accrued severance and other related charges	(1,177)	95
Operating lease liabilities	(331)	(186)
Contingent liability	—	1,054
Deferred revenue	13,735	3,542
Other liabilities	—	(65)
Net cash provided by (used in) operating activities	2,045	(3,140)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible assets and other related costs	(6,703)	(3,966)
Proceeds from sale of spectrum	—	1,301
Purchases of equipment	(36)	—
Net cash used in investing activities	(6,739)	(2,665)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	20,267	—
Payments of withholding tax on net issuance of restricted stock	(316)	(642)
Net cash provided by (used in) financing activities	19,951	(642)
Net change in cash and cash equivalents and restricted cash	15,257	(6,447)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents and restricted cash at beginning of the period	104,663	55,024
Cash and cash equivalents and restricted cash at end of the period	$119,920	$48,577

	Three months ended June 30,
	2026	2025
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period:
Taxes paid, including excise tax	$216	$—
Operating leases paid	$419	$569
Non-cash investing activity:
Capitalized change in estimated asset retirement obligations	$—	$(14)
Derecognition of contingent liability related to sale of intangible assets	$—	$1,172
Right of use assets new leases	$42	$321
Right of use assets modifications and renewals	$(5)	$37

The following tables provide a reconciliation of cash and cash equivalents and restricted cash reported on the Consolidated Balance Sheets that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:
	June 30, 2026	March 31, 2026
Cash and cash equivalents	$116,010	$98,533
Escrow deposits	3,910	6,130
Total cash and cash equivalents and restricted cash	$119,920	$104,663

	June 30, 2025	March 31, 2025
Cash and cash equivalents	$41,432	$47,374
Escrow deposits	7,145	7,650
Total cash and cash equivalents and restricted cash	$48,577	$55,024
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
Basis of Presentation and Use of Estimates
The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Pursuant to the rules and regulations of the SEC, certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026, filed with the SEC on June 25, 2026 (the “2026 Annual Report”). In the Company’s opinion, all normal and recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. The Company believes that the disclosures made in the unaudited consolidated interim financial statements are adequate to make the information not misleading. The results of operations for the interim periods presented are not necessarily indicative of the results for the year. The Company is also required to make certain estimates and assumptions that affect the reported amounts. These estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the financial statements in the applicable period. Accordingly, actual results could materially differ from those estimates.
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Business Developments
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
Recently Issued Accounting Pronouncements
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
2.    Revenue
The following table provides information regarding the Company’s revenue for each of the services it provides pursuant to its spectrum revenue agreements for the three months ended June 30, 2026 and 2025 (in thousands):

	Three months ended June 30,
	2026	2025
Spectrum revenue
900 MHz Broadband Spectrum Lease Revenue
Ameren Corporation (“Ameren”)	$206	$206
Evergy Services, Inc. (“Evergy”)	385	385
Xcel Energy Services Inc. (“Xcel Energy”)	935	801
Tampa Electric Company (“TECO”) (1)	432	26
Total spectrum revenue	$1,958	$1,418
1.The Company commenced revenue recognition in connection with the delivery of cleared 900 MHz Broadband Spectrum and the associated broadband licenses to TECO during the three months ended June 30, 2025.
900 MHz Broadband Spectrum Lease Agreements
The following table provides information regarding the Company’s spectrum lease agreements (as defined in the table below and collectively referred to as the “Spectrum Lease Agreements”) as of June 30, 2026:

Spectrum Lease Agreements (1)	Agreement Date	Initial Term	Renewal Options	Total Consideration (2)	Payments Received	Payments Remaining
Ameren	December 2020	30 - years	10 - years	$47.7 million	$45.2 million	$2.5 million (3)
Evergy	September 2021	20 - years	2 x 10 - years	$30.2 million	$30.2 million	$—
Xcel Energy	October 2022	20 - years	2 x 10 - years	$80.0 million	$76.0 million	$4.0 million (4)
TECO	November 2023	20 - years	2 x 10 - years	$34.5 million	$34.5 million	$—
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
3.The remaining payments of $2.5 million, excluding potential penalties, for the 30-year initial term are due in the second half of 2026, per the terms of the Ameren Agreements and as the Company delivers the relevant cleared 900 MHz Broadband Spectrum and the associated broadband leases.
4.The remaining payments of $4.0 million, excluding potential penalties, for the 20-year initial term are due by mid-2028, per the terms of the Xcel Energy Agreement and as the Company delivers the relevant cleared 900 MHz Broadband Spectrum and the associated broadband leases.
900 MHz Broadband Spectrum Sale Agreements
The following table provides information regarding the Company’s spectrum sale agreements (as defined in the table below and collectively referred to as the “Spectrum Sale Agreements”) as of June 30, 2026:

Spectrum Sale Agreements (1)	Agreement Date	Total Consideration (2)	Payments Received	Payments remaining	Broadband license(s) delivered	Broadband license(s) remaining
CPS Energy (“CPS”)	January 2026	$13.0 million	$6.5 million	$6.5 million	—	1
Texas-New Mexico Power Company (“TNMP”)	March 2026	$3.2 million	$1.6 million	$1.6 million	—	2
NorthWestern Energy (“NWE”)	March 2026	$7.7 million	$0.1 million	$7.6 million	—	65
Benton County (“Benton PUD”)	April 2026	$0.8 million	$0.2 million	$0.6 million	—	1
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
Capitalized Contract Costs
The Company capitalizes incremental costs associated with obtaining a spectrum agreement with a customer, which generally include sales commissions, when it expects the benefit of those costs to extend beyond one year. The Company determined that certain sales commissions met the criteria for capitalization upon its adoption of Accounting Standards Codification, Revenue from Contracts with Customers (“ASC 606”). Capitalized incremental costs are amortized over the contractual term beginning on the first delivery of a broadband lease. The Company's capitalized contract costs consisted of the following activity during the three months ended June 30, 2026 and 2025 (in thousands):

	Three months ended June 30,
	2026	2025
Balance at the beginning of the period	$505	$1,241
Additions	—	49
Amortization	(6)	(19)
Balance at the beginning of the end	499	1,271
Less amount classified as current assets (1)	(24)	(24)
Noncurrent assets (1)	$475	$1,247
1.Current assets are recorded as prepaid expenses and other current assets and noncurrent assets are recorded as other assets on the Company’s Consolidated Balance Sheets.

Contract Liabilities
Contract liabilities primarily relate to advanced consideration received from customers in connection with spectrum revenue agreements, for which revenue is recognized over the term of each delivered broadband lease or upon delivery of a broadband license associated with a sale agreement. The Company’s contract liabilities consisted of the following activity during the three months ended June 30, 2026 and 2025 (in thousands):

	Three months ended June 30,
	2026	2025
Balance at the beginning of the period	$161,178	$124,672
Net additions (1)	15,693	4,960
Revenue recognized	(1,958)	(1,418)
Balance at the end of the period	174,913	128,214
Less amount classified as current liabilities (2)	(14,331)	(6,343)
Noncurrent liabilities (2)	$160,582	$121,871
1.Represents milestone payments received from customer contracts pursuant to the terms of the associated spectrum revenue agreements, net of delivery delay adjustments.
2.Current liabilities and noncurrent liabilities are recorded as deferred revenue on the Company’s Consolidated Balance Sheets.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations of the Company’s contracts represents contracted revenue that will be recognized in future periods. Total performance obligations include deferred revenue (i.e., contract liabilities) as well as amounts that will be invoiced and recognized in future periods. Revenue allocated to remaining performance obligations was $197.8 million as of June 30, 2026, which will be recognized over the remaining contract terms up to 30 years for lease agreements and upon delivery of a broadband license associated with a sale agreement.
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
The table below summarizes significant segment expenses and other items, which represent the difference between segment revenue and segment net income during three months ended June 30, 2026 and 2025 (in thousands):

	Three months ended June 30,
	2026	2025
Spectrum revenue	$1,958	$1,418
Significant segment expenses and other segment items
Adjusted general and administrative (1)	6,895	7,156
Adjusted sales and support (2)	1,564	1,364
Adjusted product development (3)	1,014	910
Depreciation and amortization	101	124
Gain on exchange of intangible assets, net	(10,653)	(33,916)
Gain on sale of intangible assets, net	—	(961)
Interest income	845	442
Other income	15	—
Income tax expense (benefit)	374	(2,257)
Other segment items (4)	3,283	4,260
Net income	$240	$25,180
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
4.    Escrow Deposits
Escrow deposits are considered restricted cash as the deposits are restricted from use until the terms of the escrow agreement are met. Restricted cash is recorded as escrow deposits and a contingent liability on the Company’s Consolidated Balance Sheets. A reduction in the contingent liability and escrow deposits will be recognized for each county as the Company delivers the cleared 900 MHz Broadband Spectrum and the associated broadband licenses. Escrow deposits classified as current assets on the Company’s Consolidated Balance Sheets are related to the portion of the obligations of the escrow agreement that are expected to be met within a twelve-month period beginning June 30, 2026. Obligations not expected to be completed within this twelve-month period are classified as non-current assets.
In connection with the Lower Colorado River Authority Agreement in April 2023 (the “LCRA Agreement”), the Company and Lower Colorado River Authority (“LCRA”) entered into an escrow agreement. Pursuant to the escrow agreement, the escrow funds deposited from LCRA payments to the Company shall be held and invested in a money market deposit account. All interest and other income earned shall be allocated to the Company, payable with the final distribution of the escrow funds. The escrow funds shall be distributed upon written request by both the Company and LCRA pursuant to the terms within the original LCRA Agreement. In December 2023, the Company received $15.0 million, of which $7.5 million was deposited in an escrow account. As of June 30, 2026, the Company has classified $0.4 million as short-term escrow deposits, respectively, on the Consolidated Balance Sheets, inclusive of accrued interest and escrow releases for delivered 900 MHz Broadband Spectrum and the associated broadband licenses.
In June 2025, the Company entered into an agreement with an incumbent to retune and acquire wireless licenses for approximately $28.0 million. In connection with this agreement, the Company entered into an escrow agreement. Pursuant to the escrow agreement, the escrow funds deposited from the Company payments due to the incumbent shall be held and invested in a money market deposit account. All interest and other income earned shall be allocated to the incumbent, payable with the final distribution of the escrow funds. The escrow funds shall be distributed upon written request by both the Company and the incumbent pursuant to the terms within the escrow agreement. Once the escrow funds are distributed to the incumbent, the payments are recorded as spectrum receivable on the Company’s Consolidated Balance Sheets. As of June 30, 2026, the Company has deposited $18.3 million into the escrow account. As of June 30, 2026, the Company has classified $3.5 million as short-term escrow deposits on the

Consolidated Balance Sheets, inclusive of accrued interest and escrow releases to the incumbent, which are subsequently recorded as spectrum receivable on the Company’s Consolidated Balance Sheets.
5.    Intangible Assets
Wireless licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but instead are tested for impairment annually, or more frequently if an event indicates that the asset might be impaired. There were no impairment charges related to the Company’s indefinite-lived intangible assets during the three months ended June 30, 2026 and 2025.
Intangible assets consist of the following activity for the three months ended June 30, 2026 and 2025 (in thousands):

	Three months ended June 30,
	2026	2025
Balance at the beginning of period	$310,712	$228,983
Acquisitions	1,920	3,932
Sale of intangible assets	—	(1,512)
Exchanges - licenses received	13,522	40,618
Exchanges - licenses surrendered	(2,869)	(6,702)
Balance at the end of period	323,285	265,319
Less: licenses classified as held for sale	(13,000)	—
Intangible assets	$310,285	$265,319
Purchases of intangible assets and other related costs
During the three months ended June 30, 2026 and 2025, the Company entered into agreements with several third parties in multiple U.S. markets to acquire, retune or swap wireless licenses for cash consideration (“deals”) and made Anti-Windfall Payments to the U.S. Treasury Department. The initial deposits to incumbents are recorded as spectrum receivable on the Company’s Consolidated Balance Sheets and are refundable if the FCC does not approve the sale, retuning or swap of the spectrum. The initial deposits are transferred to deferred broadband costs or intangible assets on the Company’s Consolidated Balance Sheets, as applicable, upon meeting the relevant deal milestones. The final payments related to closed retuning or swap deals are recorded as deferred broadband costs on the Company’s Consolidated Balance Sheets. The final payments for license purchases or Anti-Windfall Payments are recorded as intangible assets on the Company’s Consolidated Balance Sheets.
Broadband License Exchanges
At times, the Company exchanges its narrowband licenses for broadband licenses related to spectrum agreements. Upon receipt of FCC approval, the spectrum licenses acquired as part of an exchange of nonmonetary assets are recorded at their fair value as of the exchange date (i.e., the lower of the 600 MHz auction or estimated contract price for non-contracted counties and contract price for counties associated with a signed deal). The difference between the fair value of the spectrum licenses obtained, carrying value of the spectrum licenses transferred and cash paid, if any, is recognized as a gain or loss on exchange of intangible assets reported separately on the Company’s Consolidated Statements of Operations.
During the three months ended June 30, 2026, the FCC granted the Company broadband licenses for 6 counties. The Company recorded the new broadband licenses received in the amount of $13.5 million. In connection with receiving the broadband licenses, the Company disposed of $2.9 million, related to the value ascribed to the narrowband licenses it relinquished to the FCC for the same 6 counties. The total carrying value of the narrowband licenses included the cost to acquire the original narrowband licenses, Anti-Windfall Payments paid to cover the shortfall in each county and the clearing costs (including additional clearing cost for previously exchanged narrowband licenses). As a result of the exchange of narrowband licenses for broadband licenses, the Company recorded a gain on exchange of intangible assets of $10.7 million for the three months ended June 30, 2026.
During the three months ended June 30, 2025, the FCC granted the Company broadband licenses for 62 counties. The Company recorded the new broadband licenses received in the amount of $40.6 million. In connection with receiving the broadband licenses, the Company disposed of $6.7 million, related to the value ascribed to the narrowband licenses it relinquished to the FCC for the same 62 counties. The total carrying value of the narrowband licenses included the cost to acquire the original narrowband licenses, Anti-Windfall Payments paid to cover the shortfall in each county and the clearing costs (including additional clearing cost for previously exchanged narrowband licenses). As a result of the exchange of narrowband licenses for broadband licenses, the Company recorded a gain on exchange of intangible assets of $33.9 million for the three months ended June 30, 2025.
Broadband License Sale
During the three months ended June 30, 2026, the Company did not transfer any 900 MHz Broadband Spectrum and associated broadband licenses. As a result, the Company did not recognize a reduction in intangible assets or record any gain on sale of intangible assets for the three months ended June 30, 2026.
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
Broadband License Held for Sale
During the three months ended June 30, 2026, the Company transferred $13.0 million of intangible assets to held for sale as the broadband license is associated with a county included in a signed sale agreement, which is expected to close within one year. During the three months ended June 30, 2025, no intangibles assets met the criteria of held for sale.
6. Accrued Severance and Other Related Charges
Total accrued severance and other related charges for the three months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three months ended June 30,
	2026	2025
Balance at the beginning of the period	$2,810	$2,265
Cash accruals (1)	—	620
Cash payments	(1,177)	(525)
Balance at the end of the period (2)	$1,633	$2,360
1.Cash accruals are related to severance from workforce reductions as well as the retention of key employees during Fiscal 2026.
2.The Company expects to make disbursements totaling $1.2 million over the next 12 months.
7.    Related Party Transactions
Refer to the Company’s 2026 Annual Report for a more complete description of the nature of its related party transactions prior to March 31, 2026. There were no related party activity during the three months ended June 30, 2026.
8.    Leases
All the leases in which the Company is the lessee are comprised of corporate office space and tower space. The Company is obligated under certain lease agreements for office space with lease terms expiring on various dates from April 30, 2028 through June 30, 2030, which includes lease extensions for its corporate offices ranging from three to ten years. The Company entered into multiple lease agreements for tower space. The lease expiration dates range from July 08, 2026 to May 31, 2033.
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
Weighted-average remaining lease term and incremental borrowing rate for the Company’s operating leases are as follows:

	Three months ended June 30,
	2026	2025
Weighted average term - operating lease liabilities	3.62 years	3.83 years
Weighted average incremental borrowing rate - operating lease liabilities	8%	8%
The following table presents total lease cost for the three months ended June 30, 2026 and 2025 (in thousands):

	Three months ended June 30,
	2026	2025
Total operating lease cost*	$411	$498
*Total operating lease cost is included in general and administrative expenses on the Company’s Consolidated Statements of Operations.
The following table presents supplemental balance sheet information as of June 30, 2026 and March 31, 2026 (in thousands):

	June 30, 2026	March 31, 2026
Non-current assets - right of use assets, net	$3,757	$4,069
Current liabilities - operating lease liabilities	$1,447	$1,424
Non-current liabilities - operating lease liabilities	$2,641	$2,995
Future minimum payments under existing non-cancellable leases for office and tower spaces (exclusive of real estate tax, utilities, maintenance and other costs borne by the Company) for the remaining terms of the leases following the three months ended June 30, 2026, are as follows (in thousands):

Fiscal Year	Operating Leases
2027 (excluding the three months ended June 30, 2026)	$1,185
2028	1,584
2029	900
2030	462
2031	405
After 2031	365
Total future minimum lease payments	4,901
Amount representing interest	(813)
Present value of net future minimum lease payments	$4,088
9.    Income Taxes
The Company used a discrete effective tax rate method to calculate taxes for the three months ended June 30, 2026 and 2025, which were a result of its inability to use some portion of its federal and state net operating losses (“NOLs”) carryforwards against the deferred tax liability created by the amortization of indefinite-lived intangible assets and the change in the state effective tax rate. The Company determined that applying an estimate of the annual effective tax rate would not provide a reasonable estimate as small changes in estimated “ordinary” loss could result in significant changes in the estimated annual effective tax rate. Accordingly, for the three months ended June 30, 2026, the Company recorded a total tax expense of $0.4 million. For the three months ended June 30, 2025, the Company recorded a total tax benefit of $2.3 million. The effective income tax rates for the three months ended June 30, 2026 and 2025 were 25.3% and -21.7%, respectively. The increase in the effective tax rate was the result of higher state effective tax rate due to taxable income related to customer milestone payments.
The Company’s NOLs generated after March 31, 2018 may be used as an indefinite-lived asset to offset its deferred tax liability but are limited to 80% of future taxable income. The deferred tax liabilities as of June 30, 2026 are approximately $4.3 million for federal and $2.2 million for state. The deferred tax liabilities as of March 31, 2026 were approximately $4.0 million for federal and $2.3 million for state.
10.    Stockholders’ Equity
The Company established the 2023 Stock Plan (the “2023 Stock Plan”) to attract, retain and reward individuals who contribute to the achievement of the Company’s goals and objectives. This 2023 Stock Plan superseded previous stock plans. The 2023 Stock Plan permits the Company to grant equity compensation awards to employees, consultants and non-employee directors of the Company. The 2023 Stock Plan authorizes 1,350,000 shares of common stock of the Company (the “Shares”) for grant, plus remaining available for issuance under previous plans. As of June 30, 2026, under the 2023 Stock Plan, 279,420 Shares are available for future issuance.
During the three months ended June 30, 2026 and the year ended March 31, 2026, a total of 636,077 and 344,642 shares, respectively, were issued in connection with the vesting, conversion and or exercise of grants under the 2023 Stock Plan.
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
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. For the three months ended June 30, 2026 and 2025, the Company did not incur any excise tax expense.
During the three months ended June 30, 2026 and 2025, the Company had no share repurchase activity.
As of June 30, 2026, $226.7 million is remaining under the 2023 Share Repurchase Program.
11.    Net Income Per Share of Common Stock
Basic net income per common share is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. For purposes of the diluted net income per share calculation, stock options, restricted stock units and awards are considered to be potentially dilutive securities. Diluted earnings per share is computed using the treasury stock method.
The following table reconciles net income and weighted-average common shares used to compute basic and diluted net income per share:

	Three months ended June 30,
	2026	2025
Net income:	$240	$25,180
Weighted-average common shares:
Basic weighted-average shares	19,085,714	18,621,701
Add: dilutive effect of stock options and restricted stock units	541,798	82,430
Diluted weighted-average common shares	19,627,512	18,704,131
For the three months ended June 30, 2026 and 2025, there were 216,492 and 1,898,083, respectively, stock options and restricted stock units outstanding, excluded from the calculation of diluted weighted-average shares because the effect was anti-dilutive.

12.    Contingencies and Guaranty
Contingent Liabilities
Spectrum Sale Agreements
The following table provides information regarding the Company’s spectrum sale agreements (as defined in the table below and collectively referred to as the “Spectrum Sale Agreements”) as of June 30, 2026:

Spectrum Sale Agreements (1)	Agreement Date	Total Consideration	Payments Received (2)	Payments remaining	Broadband license(s) delivered	Broadband license(s) remaining
San Diego Gas & Electric (“SDG&E”) Agreement	February 2021	$50.0 million	$45.6 million (3)	$3.1 million	2	1
LCRA Agreement	April 2023	$30.0 million	$29.3 million	$0.7 million	64	4
LCRA Expansion Agreement	January 2025	$13.5 million	$6.0 million	$6.5 million (4)	—	34
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
2.The payment of prepaid fees under the spectrum sale agreements entered into in the non-ordinary course of business, will be accounted for as contingent liability on the Company’s Consolidated Balance Sheets.
3.Net of delivery delay adjustments.
4.Includes a $1.0 million credit, which was applied against the remaining balance pursuant to the LCRA Expansion Agreement in recognition of their contributions to our business efforts.
The following table summarizes the Company’s short-term and long-term contingent liabilities related to spectrum sale agreements entered into in the non-ordinary course of business based on the estimated timing of license deliveries (in thousands) as of June 30, 2026 and March 31, 2026:

	June 30, 2026		March 31, 2026
Spectrum Sale Agreements	Current	Long Term	Current	Long Term
SDG&E	$1,000	$—	$1,000	$—
LCRA Agreement	1,220	—	1,220	—
LCRA Expansion Agreement	—	6,000	—	6,000
Total contingent liabilities (1)	$2,220	$6,000	$2,220	$6,000
1.As these contracts were entered into outside the ordinary course of business, a reduction in the contingent liability and a gain or loss on the sale of spectrum will be recognized for each county once the Company delivers the 900 MHz Broadband Spectrum and the associated broadband licenses. See Note 5 Intangible Assets for further discussion on the sale of intangible assets.
Guaranties
In October 2022, the Company entered into an agreement with Xcel Energy providing Xcel Energy dedicated long-term usage of the Company’s 900 MHz Broadband Spectrum for a term of 20 years throughout Xcel Energy’s service territory in eight states (the “Xcel Energy Agreement”). In connection with the Xcel Energy Agreement, the Company entered into a guaranty agreement, under which the Company guaranteed the delivery of the relevant 900 MHz Broadband Spectrum and the associated broadband licenses in Xcel Energy’s service territory in eight states along with other commercial obligations. In the event of default or non-delivery of the specific territory’s 900 MHz Broadband Spectrum, the Company is required to refund payments it has received. In addition, to the extent the Company has performed any obligations, the Company’s liability and remaining obligations under the Xcel Energy Agreement will extend only to the remaining unperformed obligations. The Company recorded $76.0 million in deferred revenue in connection with the prepayments received as of June 30, 2026. The Company commenced delivery of the relevant cleared 900 MHz Broadband Spectrum and the associated broadband leases in the first quarter of fiscal year 2024 and will continue through 2029. As of June 30, 2026, the maximum potential liability of future undiscounted payments under this agreement is approximately $66.5 million, reflecting a reduction in liability due to the obligations it has performed to date and revenue recognized.
In June 2025, the Company entered into an agreement to retune and acquire wireless licenses for approximately $28.0 million. In connection with this agreement, the Company entered into a guaranty agreement with the incumbent, under which the Company guaranteed the payment and performance of all obligations under the agreement to the incumbent in the event of default. In addition, to the extent the Company has performed any obligations under the agreement, the Company’s liability and remaining obligations will extend only to the remaining obligations. As of June 30, 2026, the maximum potential liability of future undiscounted payments under this agreement is approximately $13.1 million.
Defined Contribution Plan - Employer Contributions
The Company sponsors defined contribution plans (the “Plans”) that cover our employees following the completion of an eligibility period. Under the Plans, participating employees may defer a portion of their pretax and post tax earnings up to the limits provided by local statutory requirements. The Company makes matching contributions, subject to limits of the base compensation that a participant contributes to the Plan. The Company records its portion of matching contributions within general and administrative expenses on the Company’s Consolidated Statement of Operations. The Company contributed $0.1 million and $0.2 million for the three months ended June 30, 2026 and 2025, respectively.
Litigation
From time to time, the Company may be involved in litigation that arises from the ordinary operations of the business, such as contractual or employment disputes or other general actions. The Company is not involved in any material legal proceedings at this time.
13.    Concentrations of Credit Risk and Significant Customers
Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with financial institutions for which credit loss is not anticipated. As of June 30, 2026 and March 31, 2026, substantially all of the Company’s cash balance exceeded the federally insured limits. For the three months ended June 30, 2026, each of the Company’s customers accounted for greater than 10% of total revenue. For the three months ended June 30, 2025, each of the Company’s customers accounted for greater than 10% of total revenue, except TECO.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion and analysis of the financial condition and results of operations of Anterix Inc. (“Anterix,” the “Company”, “we”, “us”, or “our”) should be read in conjunction with our financial statements and notes thereto included in this Quarterly Report and the audited financial statements and notes thereto included in our 2026 Annual Report on Form 10-K for the year ended March 31, 2026, filed with the SEC on June 25, 2026. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those identified or referenced in “Item 1A—Risk Factors” in Part II of this Quarterly Report. As a result, investors are urged not to place undue reliance on any forward-looking statements. Except as required by applicable law, we do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.
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
Refer to our 2026 Annual Report for a more complete description of the nature of our business, including details regarding the process and costs to secure our broadband licenses.
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

Results of Operations
A discussion and analysis of the primary factors contributing to our results of operations are presented below. The following tables summarize our results of operations and financial data for the three months ended June 30, 2026 and 2025. The following data should be read in conjunction with our Notes to the Unaudited Consolidated Financial Statements contained within this Quarterly Report.

	Three months ended June 30,
	2026	2025
Spectrum revenue	$1,958	$1,418
Operating expenses
General and administrative	9,624	10,449
Sales and support	1,911	1,493
Product development	1,220	1,120
Severance and other related charges	—	620
Depreciation and amortization	101	124
Operating expenses	12,856	13,806
Gain on exchange of intangible assets, net	(10,653)	(33,916)
Gain on sale of intangible assets, net	—	(961)
Loss from disposal of long-lived assets, net	1	8
(Loss) income from operations	(246)	22,481
Interest income	845	442
Other income	15	—
Income before income taxes	614	22,923
Income tax expense (benefit)	374	(2,257)
Net income	$240	$25,180
Summary
Our net income for the three months ended June 30, 2026 decreased by approximately $24.9 million to $0.2 million from a net income of $25.2 million for the three months ended June 30, 2025. The decrease in net income was primarily due to the following:
•General and administrative expenses decreased by $0.8 million, or -8%, to $9.6 million for the three months ended June 30, 2026 from $10.4 million for the three months ended June 30, 2025. The decrease primarily resulted from $0.6 million lower stock compensation expense and $0.3 million headcount related costs, partially offset by $0.1 million higher travel and entertainment expense.
•Sales and support expense increased by $0.4 million, or 28%, to $1.9 million for the three months ended June 30, 2026 from $1.5 million for the three months ended June 30, 2025. The increase primarily resulted from $0.2 million higher headcount related costs, $0.2 million stock compensation expense and $0.1 million marketing expense, partially offset by $0.1 million lower contract consulting fees.
•Severance and other related charges decreased by $0.6 million, or -100%, to zero for the three months ended June 30, 2026 from $0.6 million for the three months ended June 30, 2025. During the three months ended June 30, 2026, we had no reduction in workforce or other related expenses. During the three months ended June 30, 2025, we recorded $0.6 million related to the retention of key employees and other related costs as a result of the reduction in workforce during Fiscal 2025.
•Gain on exchange of intangible assets, net decreased by $23.3 million, or -69%, to $10.7 million for the three months ended June 30, 2026 from $33.9 million for the three months ended June 30, 2025. During the three months ended June 30, 2026, we exchanged our narrowband licenses for broadband licenses in 6 counties. In connection with the exchange, we recorded $13.5 million for the new broadband licenses and disposed of $2.9 million related to the value ascribed to the narrowband licenses we relinquished to The Federal Communications Commission’s (the “FCC”) for those same 6 counties. As a result, we recorded a $10.7 million non-monetary gain on exchange of intangible assets on our Consolidated Statements of Operations. During the three months ended June 30, 2025, we exchanged our narrowband licenses for broadband licenses in 62 counties. In connection with the exchange, we recorded $40.6 million for the new broadband licenses and disposed of $6.7 million related to the value ascribed to the narrowband licenses we relinquished to the FCC for those same 62 counties. As a result, we recorded a $33.9 million non-monetary gain on exchange of intangible assets on our Consolidated Statements of Operations.
•Gain on sale of intangible assets, net decreased by $1.0 million, or 100%, to zero for the three months ended June 30, 2026 from $1.0 million for the three months ended June 30, 2025. During the three months ended June 30, 2026, we did not transfer any broadband licenses. During the three months ended June 30, 2025, we transferred to Lower Colorado River Authority (“LCRA”) and Oncor Electric Delivery Company LLC (“Oncor”) 24 and three broadband licenses, respectively, and recorded a $1.0 million gain on sale of intangible assets on our Consolidated Statements of Operations. Refer to Note 5 Intangible Assets in the Notes to the Consolidated Financial Statements for further discussion on the sale of intangible assets.
•Interest income increased by $0.4 million, or 91%, to $0.8 million for the three months ended June 30, 2026 from $0.4 million for the three months ended June 30, 2025. The increase primarily attributable to a higher average cash balance during the period.
•Income tax expense increased by $2.6 million, or 117%, to $0.4 million for the three months ended June 30, 2026 from income tax benefit of $2.3 million for the three months ended June 30, 2025. The increase primarily resulted from higher provisions of $0.2 million for federal and $2.4 million for state driven by taxable income related to customer milestone payments.
Liquidity and Capital Resources
Our principal source of liquidity is our cash and cash equivalents generated from customer contract proceeds. At June 30, 2026, we had cash and cash equivalents of $116.0 million.
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
Cash Flows from Operating, Investing and Financing Activities

	Three months ended June 30,
(in thousands)	2026	2025
	(Unaudited)	(Unaudited)
Net cash provided by (used in) operating activities	$2,045	$(3,140)
Net cash used in investing activities	$(6,739)	$(2,665)
Net cash provided by (used in) financing activities	$19,951	$(642)
Net cash provided by (used in) operating activities
Our principal source of cash provided by operating activities is our customer contract proceeds in the form of advanced, milestone or closing payments. For spectrum lease agreements and spectrum sale agreements entered into in the ordinary course of business, we record these advanced payments as deferred revenue on our Consolidated Balance Sheets and recognize revenue over the contractual term of up to 30 years for lease agreements or upon delivery of a broadband license associated with a sale agreement. For spectrum sale agreements entered into in the non-ordinary course of business, we recorded advanced payments as a contingent liability on our Consolidated Balance Sheets and will derecognize this liability upon closing of the sale along with recording a gain or loss on sale. In addition, our cash flows reflect a non-cash gain or loss on disposal of intangible assets for our exchange of narrowband licenses for broadband licenses. We expect net cash provided by (used in) operating activities to be affected by the progress on our customer agreements as well as changes in other operating assets and liabilities. The following represents our changes in net cash provided by (used in) operating activities for the three months ended June 30, 2026 and 2025.
Net cash provided by operating activities was approximately $2.0 million for the three months ended June 30, 2026. The net cash provided by operating activities for the three months ended June 30, 2026 was primarily due to the following:
•$0.2 million of net income, which includes $6.8 million of non-cash items primarily driven by the gain on exchange of intangible assets of $10.7 million. Refer to the Results of Operations;
•$1.1 million increase in prepaid expenses and other assets primarily attributable to employee receivables related to stock option exercises;
•$2.5 million decrease in accounts payable and other accrued expenses primarily due to annual bonus payments;
•$1.2 million decrease in accrued severance and other related costs due to cash payments; and
•$13.7 million increase in deferred revenue due to $13.8 million cash proceeds from Ameren Corporation, $1.6 million cash proceeds from Texas-New Mexico Power Company (“TNMP”), $0.2 million cash proceeds from Benton County (“Benton PUD”) and $0.1 million cash proceeds from NorthWestern Energy (“NWE”) related to our 900 MHz Broadband Spectrum contracts partially offset by $2.0 million in revenue recognition in connection with the delivery of cleared 900 MHz Broadband Spectrum.
Net cash used in operating activities was approximately $3.1 million for the three months ended June 30, 2025. The net cash used in operating activities for the three months ended June 30, 2025 was primarily due to the following:
•$25.2 million of net income, which includes $33.5 million of non-cash items primarily driven by the gain on exchange of intangible assets of $33.9 million. Refer to the Results of Operations;
•$2.9 million increase in non-trade receivables related to reimbursable clearing costs and Anti-Windfall Payments received from Oncor;
•$2.6 million decrease in accounts payable and other accrued expenses primarily due to annual bonus payments;
•$3.5 million increase in deferred revenue due to $4.9 million cash proceeds from Tampa Electric Company (“TECO”) related to our 900 MHz Broadband Spectrum contract partially offset by $1.4 million in revenue recognition in connection with the delivery of cleared 900 MHz Broadband Spectrum; and
•$1.1 million increase in contingent liability related to the Oncor Agreement.
Net cash used in investing activities
Our principal outflow of cash used in investing activities is our purchases of intangible assets, including refundable deposits, retuning costs and swaps, which represent our spectrum clearing efforts as we work toward the conversion from narrowband to broadband spectrum. The purchases of intangible assets may be offset by current period cash proceeds from the sale of intangible assets, with a potential non-cash derecognition of the contingent liability for any proceeds received and recognized in operating activities in a prior period. Payments received in the current period for closed sale agreements entered into in the non-ordinary course of business are reflected as investing activities in the Consolidated Statements of Cash Flows. We expect net cash provided by (used in) investing activities to be affected by the timing of our spectrum clearing efforts and the closing of our sale transactions and the related transfer of broadband licenses. The following represents our changes in net cash used in investing activities for the three months ended June 30, 2026 and 2025.
Net cash used in investing activities was $6.7 million and $2.7 million for the three months ended June 30, 2026 and 2025, respectively. For the three months ended June 30, 2026, net cash used in investing activities was primarily from $6.7 million payments made to acquire, swap or retune wireless licenses in markets across the United States. For the three months ended June 30, 2025, net cash used in investing activities was from $4.0 million payments made to acquire, swap or retune wireless licenses in markets across the United States, partially offset by $1.3 million related to the proceeds from sale of spectrum.

Net cash provided by (used in) financing activities
Our principal outflow of cash used in financing activities is a result of our equity transactions, including repurchases of common stock and taxes and fees associated with the issuance of restricted stock awards, offset by proceeds from stock options exercised in the period. We expect net cash used in financing activities to be affected by the timing of future equity transactions including the timing of our repurchases of common stock. The following represents our changes in net cash provided by (used in) financing activities for the three months ended June 30, 2026 and 2025.
Net cash provided by (used in) financing activities was $20.0 million and $0.6 million for the three months ended June 30, 2026 and 2025, respectively. For the three months ended June 30, 2026, net cash provided by financing activities was primarily from the proceeds from stock option exercises of $20.3 million, partially offset by the payments of withholding tax on net issuance of restricted stock of $0.3 million. For the three months ended June 30, 2025, net cash used in financing activities was primarily from the payments of withholding tax on net issuance of restricted stock of $0.6 million.
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
We are obligated under certain lease agreements for office space with lease terms expiring on various dates from April 30, 2028 through June 30, 2030, which includes a three to ten-year lease extension for our corporate offices. We have also entered into multiple lease agreements for tower space related to our spectrum holdings. These lease expiration dates range from July 08, 2026 to May 31, 2033. Total estimated payments for these lease agreements are approximately $4.9 million (exclusive of real estate taxes, utilities, maintenance and other costs borne by us). In addition to the lease payments and for our tower site locations, we entered into agreements with several third parties in multiple U.S. markets to acquire, retune or swap wireless licenses for cash consideration. As of June 30, 2026, our total estimated future payments for these agreements with incumbents are approximately $39.0 million.
Guaranties
In October 2022, we entered into an agreement with Xcel Energy Services Inc. (“Xcel Energy”) providing Xcel Energy dedicated long-term usage of our 900 MHz Broadband Spectrum for a term of 20 years throughout Xcel Energy’s service territory in eight states (the “Xcel Energy Agreement”). In connection with Xcel Energy Agreement, we entered into a guaranty agreement, under which we guaranteed the delivery of the relevant 900 MHz Broadband Spectrum and the associated broadband licenses in Xcel Energy’s service territory in eight states along with other commercial obligations. In the event of default or non-delivery of the specific territory’s 900 MHz Broadband Spectrum, we are required to refund payments we have received. In addition, to the extent we have performed any obligations, our liability and remaining obligations under the Xcel Energy Agreement will extend only to the remaining unperformed obligations. We recorded $76.0 million in deferred revenue in connection with the prepayments received as of June 30, 2026. We commenced delivery of the relevant cleared 900 MHz Broadband Spectrum and the associated broadband leases in the first quarter of fiscal year 2024 and will continue through 2029. As of June 30, 2026, the maximum potential liability of future undiscounted payments under this agreement is approximately $66.5 million, reflecting a reduction in liability due to the obligations performed to date and revenue recognized.
In June 2025, we entered into an agreement to retune and acquire wireless licenses for approximately $28.0 million. In connection with this agreement, we entered into a guaranty agreement with the incumbent, under which we guaranteed the payment and performance of all obligations under the agreement to the incumbent in the event of default. In addition, to the extent we have performed any obligations under the agreement, our liability and remaining obligations will extend only to the remaining obligations. As of June 30, 2026, the maximum potential liability of future undiscounted payments under this agreement is approximately $13.1 million.
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
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. For the three months ended June 30, 2026 and 2025, we did not incur any excise tax expense.
During the three months ended June 30, 2026 and 2025, we had no share repurchase activity.
As of June 30, 2026, $226.7 million is remaining under the 2023 Share Repurchase Program.
Off-balance sheet arrangements
As of June 30, 2026 and March 31, 2026, we did not have and do not have any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
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
Item 1A. Risk Factors.
In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report as well as the risk factors disclosed in our 2026 Annual Report. There have been no material changes from the risk factors as previously disclosed in our 2026 Annual Report. Any of the risks discussed in this Quarterly Report, if any, and in our 2026 Annual Report, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information with respect to purchases of our common stock by the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three months ended June 30, 2026.
Issuer Purchases of Equity Securities (1)
(in thousands except for share and per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs
April 1, 2026 through April 30, 2026
Open market and privately negotiated purchases	—	$—	—	$226,672
May 1, 2026 through May 31, 2026
Open market and privately negotiated purchases	—	—	—	226,672
June 1, 2026 through June 30, 2026
Open market and privately negotiated purchases	—	—	—	226,672
Total	—	$—	—	$226,672
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Director and Executive Officer Trading

During the three months ended June 30, 2026, the following executive officers adopted or terminated any Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K):

Name	Title of Director or Officer	Adoption Date (1)	Expiration Date (2)	Aggregate Number of Securities to be Sold or Purchased (3)
Scott A. Lang	President and Chief Executive Officer	June 22, 2026	March 31, 2027	15,000
Elena Marquez	Chief Financial Officer	June 22, 2026	March 31, 2027	7,010
1.Trading arrangements are intended to satisfy the affirmative defense in Rule 10b5-1(c). The Rule 10b5-1 Plans were adopted and precleared in accordance with the Company’s Insider Trading Policy and actual sale transactions made pursuant to such trading arrangements will be disclosed publicly in future Section 16 filings with the SEC.
2.Set to expire on termination date or on such earlier date that all transactions under the trading plan are completed.
3.The actual number of shares sold may vary from the approximate number provided, due to factors such as the vesting of certain restricted stock equity awards and the number of shares withheld by the Company to satisfy its income tax withholding obligations.
Other than as disclosed above, no other officer or director adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the three months ended June 30, 2026.

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

32.1#*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from Anterix Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Anterix Inc.

Date: August 11, 2026	/s/ Scott A. Lang
Scott A. Lang
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2026	/s/ Elena Marquez
Elena Marquez
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)