Form 10-Q
period 2026-09-30
Anterix Inc.
filed 2026-11-10
CIK 1304492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
At November 5, 2026, 19,671,740 shares of the registrant’s common stock were outstanding.

Anterix Inc.
FORM 10-Q
For the quarterly period ended September 30, 2026

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

PART I. FINANCIAL INFORMATION
Item 1: Consolidated Financial Statements
Anterix Inc.
Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share data)

	September 30, 2026	March 31, 2026
ASSETS
Current assets
Cash and cash equivalents	$107,467	$98,533
Spectrum receivable	16,063	10,638
Broadband licenses held for sale	13,607	—
Escrow deposits	3,172	6,130
Prepaid expenses and other current assets	4,773	4,684
Total current assets	145,082	119,985
Property and equipment, net	706	827
Right of use assets, net	4,345	4,069
Intangible assets	317,823	310,712
Deferred broadband costs	29,423	29,069
Other assets	534	548
Total assets	$497,913	$465,210
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and other accrued expenses	$11,667	$15,028
Accrued severance and other related charges	1,221	2,810
Operating lease liabilities	1,316	1,424
Contingent liability	2,220	2,220
Deferred revenue	14,331	14,513
Total current liabilities	30,755	35,995
Operating lease liabilities	3,331	2,995
Contingent liability	6,000	6,000
Deferred revenue	159,005	146,665
Deferred gain on sale of intangible assets	4,911	4,911
Deferred income tax	6,759	6,323
Total liabilities	210,761	202,889
Commitments and contingencies (See Note 12)
Stockholders’ equity
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized and no shares outstanding at September 30, 2026 and March 31, 2026	—	—
Common stock, $0.0001 par value per share, 100,000,000 shares authorized and 19,663,183 shares issued and outstanding at September 30, 2026 and 18,914,271 shares issued and outstanding at March 31, 2026	2	2
Additional paid-in capital	594,201	564,617
Accumulated deficit	(307,051)	(302,298)
Total stockholders’ equity	287,152	262,321
Total liabilities and stockholders’ equity	$497,913	$465,210
See accompanying notes to consolidated financial statements.

Anterix Inc.
Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share data)

	Three months ended September 30,		Six months ended September 30,
	2026	2025	2026	2025
Spectrum revenue	$1,958	$1,552	$3,916	$2,970
Operating expenses
General and administrative	10,029	8,398	19,653	18,847
Sales and support	2,253	1,449	4,164	2,942
Product development	1,177	1,212	2,397	2,332
Severance and other related charges	205	735	205	1,355
Depreciation and amortization	96	133	197	257
Operating expenses	13,760	11,927	26,616	25,733
Gain on exchange of intangible assets, net	(6,092)	(59,602)	(16,745)	(93,518)
Gain on sale of intangible assets, net	—	(11,469)	—	(12,430)
Loss from disposal of long-lived assets, net	—	21	1	29
(Loss) income from operations	(5,710)	60,675	(5,956)	83,156
Interest income	949	379	1,794	821
Other income	32	—	47	—
(Loss) income before income taxes	(4,729)	61,054	(4,115)	83,977
Income tax expense	264	7,518	638	5,261
Net (loss) income	$(4,993)	$53,536	$(4,753)	$78,716
Net (loss) income per common share basic	$(0.25)	$2.86	$(0.25)	$4.22
Net (loss) income per common share diluted	$(0.25)	$2.86	$(0.25)	$4.21
Weighted-average common shares used to compute basic net (loss) income per share	19,595,743	18,687,082	19,342,122	18,654,570
Weighted-average common shares used to compute diluted net (loss) income per share	19,595,743	18,705,801	19,342,122	18,710,311
See accompanying notes to consolidated financial statements.

Anterix Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands)

	Number of Shares
	Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total
Balance at June 30, 2026	19,550	$2	$587,850	$(302,058)	$285,794
Stock compensation expense	—	—	4,065	—	4,065
Restricted shares issued	34	—	—	—	—
Stock option exercises	86	—	2,894	—	2,894
Shares withheld for taxes	(7)	—	(608)	—	(608)
Net loss	—	—	—	(4,993)	(4,993)
Balance at September 30, 2026	19,663	$2	$594,201	$(307,051)	$287,152

Balance at March 31, 2026	18,914	$2	$564,617	$(302,298)	$262,321
Stock compensation expense	—	—	7,347	—	7,347
Restricted shares issued	73	—	—	—	—
Stock option exercises	688	—	23,161	—	23,161
Shares withheld for taxes	(12)	—	(924)	—	(924)
Net loss	—	—	—	(4,753)	(4,753)
Balance at September 30, 2026	19,663	$2	$594,201	$(307,051)	$287,152
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

Anterix Inc.
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six months ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(4,753)	$78,716
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation and amortization	197	257
Stock compensation expense	7,347	6,579
Deferred income taxes	436	(120)
Right of use assets	(276)	516
Gain on exchange of intangible assets, net	(16,745)	(93,518)
Gain on sale of intangible assets, net	—	(12,430)
Loss from disposal of long-lived assets, net	1	29
Changes in operating assets and liabilities
Non-trade receivable	—	2,926
Prepaid expenses and other assets	(46)	351
Accounts payable and other accrued expenses	(1,055)	2,112
Accrued severance and other related charges	(1,589)	432
Due to related parties	—	(30)
Operating lease liabilities	228	(660)
Contingent liability	—	7,425
Deferred revenue	12,158	5,744
Other liabilities	—	(65)
Net cash used in operating activities	(4,097)	(1,736)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible assets and other related costs	(12,087)	(17,147)
Proceeds from sale of spectrum	—	13,878
Purchases of equipment	(77)	—
Net cash used in investing activities	(12,164)	(3,269)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	23,161	157
Repurchases of common stock	—	(990)
Payments of withholding tax on net issuance of restricted stock	(924)	(716)
Net cash provided by (used in) financing activities	22,237	(1,549)
Net change in cash and cash equivalents and restricted cash	5,976	(6,554)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents and restricted cash at beginning of the period	104,663	55,024
Cash and cash equivalents and restricted cash at end of the period	$110,639	$48,470

	Six months ended September 30,
	2026	2025
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period:
Taxes paid, including excise tax	$836	$859
Operating leases paid	$811	$1,115
Non-cash investing activity:
Capitalized change in estimated asset retirement obligations	$—	$63
Derecognition of contingent liability related to sale of intangible assets	$—	$14,948
Right of use assets new leases	$284	$321
Right of use assets modifications and renewals	$700	$47

The following tables provide a reconciliation of cash and cash equivalents and restricted cash reported on the Consolidated Balance Sheets that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:
	September 30, 2026	March 31, 2026
Cash and cash equivalents	$107,467	$98,533
Escrow deposits	3,172	6,130
Total cash and cash equivalents and restricted cash	$110,639	$104,663

	September 30, 2025	March 31, 2025
Cash and cash equivalents	$39,070	$47,374
Escrow deposits	9,400	7,650
Total cash and cash equivalents and restricted cash	$48,470	$55,024
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
2.    Revenue
The following table provides information regarding the Company’s revenue for each of the services it provides pursuant to its spectrum revenue agreements for the three and six months ended September 30, 2026 and 2025 (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2026	2025	2026	2025
Spectrum revenue
900 MHz Broadband Spectrum Lease Revenue
Ameren Corporation (“Ameren”)	$206	$206	$412	$412
Evergy Services, Inc. (“Evergy”)	385	385	770	770
Xcel Energy Services Inc. (“Xcel Energy”)	935	884	1,870	1,685
Tampa Electric Company (“TECO”) (1)	432	77	864	103
Total spectrum revenue	$1,958	$1,552	$3,916	$2,970
1.The Company commenced revenue recognition in connection with the delivery of cleared 900 MHz Broadband Spectrum and the associated broadband licenses to TECO in June 2025.
900 MHz Broadband Spectrum Lease Agreements
The following table provides information regarding the Company’s spectrum lease agreements (as defined in the table below and collectively referred to as the “Spectrum Lease Agreements”) as of September 30, 2026:

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
900 MHz Broadband Spectrum Sale Agreements
The following table provides information regarding the Company’s spectrum sale agreements (as defined in the table below and collectively referred to as the “Spectrum Sale Agreements”) as of September 30, 2026:

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
Capitalized Contract Costs
The Company capitalizes incremental costs associated with obtaining a spectrum agreement with a customer, which generally include sales commissions, when it expects the benefit of those costs to extend beyond one year. The Company determined that certain sales commissions met the criteria for capitalization upon its adoption of Accounting Standards Codification, Revenue from Contracts with Customers (“ASC 606”). Capitalized incremental costs are amortized over the contractual term beginning on the first delivery of a broadband lease. The Company's capitalized contract costs consisted of the following activity during the three and six months ended September 30, 2026 and 2025 (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2026	2025	2026	2025
Balance at the beginning of the period	$499	$1,271	$505	$1,241
Additions	—	125	—	174
Amortization	(6)	(5)	(12)	(24)
Balance at the end of the period	493	1,391	493	1,391
Less amount classified as current assets (1)	(24)	(24)	(24)	(24)
Noncurrent assets (1)	$469	$1,367	$469	$1,367
1.Current assets are recorded as prepaid expenses and other current assets and noncurrent assets are recorded as other assets on the Company’s Consolidated Balance Sheets.
Contract Liabilities
Contract liabilities primarily relate to advanced consideration received from customers in connection with spectrum revenue agreements, for which revenue is recognized over the term of each delivered broadband lease or upon delivery of a broadband license associated with a sale agreement. The Company’s contract liabilities consisted of the following activity during the three and six months ended September 30, 2026 and 2025 (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2026	2025	2026	2025
Balance at the beginning of the period	$174,913	$128,214	$161,178	$124,672
Net additions (1)	381	3,754	16,074	8,714
Revenue recognized	(1,958)	(1,552)	(3,916)	(2,970)
Balance at the end of the period	173,336	130,416	173,336	130,416
Less amount classified as current liabilities (2)	(14,331)	(6,872)	(14,331)	(6,872)
Noncurrent liabilities (2)	$159,005	$123,544	$159,005	$123,544
1.Represents milestone payments received from customer contracts pursuant to the terms of the associated spectrum revenue agreements, net of delivery delay adjustments.
2.Current liabilities and noncurrent liabilities are recorded as deferred revenue on the Company’s Consolidated Balance Sheets.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations of the Company’s contracts represents contracted revenue that will be recognized in future periods. Total performance obligations include deferred revenue (i.e., contract liabilities) as well as amounts that will be invoiced and recognized in future periods. Revenue allocated to remaining performance obligations was $195.8 million as of September 30, 2026, which will be recognized over the remaining contract terms up to 30 years for lease agreements and upon delivery of a broadband license associated with a sale agreement.
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
The measure of segment profit or loss for the Company’s single segment is net income or loss. Additionally, the CODM uses cash and cash equivalents as a measure of segment assets, which is included on the Company’s consolidated financial statements. Cash and cash equivalents and Net income or loss are reviewed and monitored by CODM to ensure enough capital is available for investing in purchases of intangible assets, refundable deposits, retuning costs and swaps, and the Company’s share repurchase program. Segment expenses were disaggregated based on the information the CODM is provided on a quarterly basis considering both quantitative and qualitative factors.
The table below summarizes significant segment expenses and other items, which represent the difference between segment revenue and segment net (loss) income during the three and six months ended September 30, 2026 and 2025 (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2026	2025	2026	2025
Spectrum revenue	$1,958	$1,552	$3,916	$2,970
Significant segment expenses and other segment items
Adjusted general and administrative (1)	6,785	5,820	13,680	12,976
Adjusted sales and support (2)	1,631	1,336	3,195	2,700
Adjusted product development (3)	978	956	1,992	1,866
Depreciation and amortization	96	133	197	257
Gain on exchange of intangible assets, net	(6,092)	(59,602)	(16,745)	(93,518)
Gain on sale of intangible assets, net	—	(11,469)	—	(12,430)
Interest income	949	379	1,794	821
Other income	32	—	47	—
Income tax expense	264	7,518	638	5,261
Other segment items (4)	4,270	3,703	7,553	7,963
Net (loss) income	$(4,993)	$53,536	$(4,753)	$78,716
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
4.    Escrow Deposits
Escrow deposits are considered restricted cash as the deposits are restricted from use until the terms of the escrow agreement are met. Restricted cash is recorded as escrow deposits and a contingent liability on the Company’s Consolidated Balance Sheets. A reduction in the contingent liability and escrow deposits will be recognized for each county as the Company delivers the cleared 900 MHz Broadband Spectrum and the associated broadband licenses. Escrow deposits classified as current assets on the Company’s Consolidated Balance Sheets are related to the portion of the obligations of the escrow agreement that are expected to be met within a twelve-month period beginning September 30, 2026. Obligations not expected to be completed within this twelve-month period are classified as non-current assets.
In connection with the Lower Colorado River Authority Agreement in April 2023 (the “LCRA Agreement”), the Company and LCRA entered into an escrow agreement. Pursuant to the escrow agreement, the escrow funds deposited from LCRA payments to the Company shall be held and invested in a money market deposit account. All interest and other income earned shall be allocated to the Company, payable with the final distribution of the escrow funds. The escrow funds shall be distributed upon written request by both the Company and LCRA pursuant to the terms within the original LCRA Agreement. In December 2023, the Company received $15.0 million, of which $7.5 million was deposited in an escrow account. As of September 30, 2026, the Company has classified $0.4 million as short-term escrow deposits on the Consolidated Balance Sheets, inclusive of accrued interest and escrow releases for delivered 900 MHz Broadband Spectrum and the associated broadband licenses.
In June 2025, the Company entered into an agreement with an incumbent to retune and acquire wireless licenses for approximately $28.0 million. In connection with this agreement, the Company entered into an escrow agreement. Pursuant to the escrow agreement, the escrow funds deposited from the Company payments due to the incumbent shall be held and invested in a money market deposit account. All interest and other income earned shall be allocated to the incumbent, payable with the final distribution of the escrow funds. The escrow funds shall be distributed upon written request by both the Company and the incumbent pursuant to the terms within the escrow agreement. Once the escrow funds are distributed to the incumbent, the payments are recorded as spectrum receivable on the Company’s Consolidated Balance Sheets. As of September 30, 2026, the Company has deposited $18.3 million into the escrow account. As of September 30, 2026, the Company has classified $2.7 million as short-term escrow deposits on the Consolidated Balance Sheets, inclusive of accrued interest and escrow releases to the incumbent, which are subsequently recorded as spectrum receivable on the Company’s Consolidated Balance Sheets.
5.    Intangible Assets
Wireless licenses are considered indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but instead are tested for impairment annually, or more frequently if an event indicates that the asset might be impaired. There were no impairment charges related to the Company’s indefinite-lived intangible assets during the three and six months ended September 30, 2026 and 2025.
Intangible assets consist of the following activity for the six months ended September 30, 2026 and 2025 (in thousands):

	Six months ended September 30,
	2026	2025
Balance at the beginning of period	$310,712	$228,983
Acquisitions	3,973	19,216
Sale of intangible assets	—	(16,397)
Exchanges - licenses received	21,107	115,032
Exchanges - licenses surrendered	(4,362)	(21,514)
Balance at the end of period	331,430	325,320
Less: licenses classified as held for sale	(13,607)	—
Intangible assets	$317,823	$325,320
Purchases of intangible assets and other related costs
During the six months ended September 30, 2026 and 2025, the Company entered into agreements with several third parties in multiple U.S. markets to acquire, retune or swap wireless licenses for cash consideration (“deals”) and made Anti-Windfall Payments to the U.S. Treasury Department. The initial deposits to incumbents are recorded as spectrum receivable on the Company’s Consolidated Balance Sheets and are refundable if the FCC does not approve the sale, retuning or swap of the spectrum. The initial deposits are transferred to deferred broadband costs or intangible assets on the Company’s Consolidated Balance Sheets, as applicable, upon meeting the relevant deal milestones. The final payments related to closed retuning or swap deals are recorded as deferred broadband costs on the Company’s Consolidated Balance Sheets. The final payments for license purchases or Anti-Windfall Payments are recorded as intangible assets on the Company’s Consolidated Balance Sheets.
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
During the six months ended September 30, 2026, the FCC granted the Company broadband licenses for 12 counties. The Company recorded the new broadband licenses received in the amount of $21.1 million. In connection with receiving the broadband licenses, the Company disposed of $4.4 million, related to the value ascribed to the narrowband licenses it relinquished to the FCC for the same 12 counties. The total carrying value of the narrowband licenses included the cost to acquire the original narrowband licenses, Anti-Windfall Payments paid to cover the shortfall in each county and the clearing costs (including additional clearing cost for previously exchanged narrowband licenses). As a result of the exchange of narrowband licenses for broadband licenses, the Company recorded a gain on exchange of intangible assets of $6.1 million and $16.7 million for the three and six months ended September 30, 2026, respectively.
During the six months ended September 30, 2025, the FCC granted the Company broadband licenses for 161 counties. The Company recorded the new broadband licenses received in the amount of $115.0 million. In connection with receiving the broadband licenses, the Company disposed of $21.5 million, related to the value ascribed to the narrowband licenses it relinquished to the FCC for the same 161 counties. The total carrying value of the narrowband licenses included the cost to acquire the original narrowband licenses, Anti-Windfall Payments paid to cover the shortfall in each county and the clearing costs (including additional clearing cost for previously exchanged narrowband licenses). As a result of the exchange of narrowband licenses for broadband licenses, the Company recorded a gain on exchange of intangible assets of $59.6 million and $93.5 million for the three and six months ended September 30, 2025, respectively.
Broadband License Sale
During the six months ended September 30, 2026, the Company did not transfer any 900 MHz Broadband Spectrum and associated broadband licenses. As a result, the Company did not recognize a reduction in intangible assets or record any gain on sale of intangible assets for the three and six months ended September 30, 2026.
During the six months ended September 30, 2025, the Company transferred to LCRA the 900 MHz Broadband Spectrum and the associated broadband licenses related to 50 counties for the total consideration of $28.5 million. The total consideration included a $13.6 million milestone payment received as of September 2025 and $14.9 million reduction of contingent liability. As a result, the Company recognized a reduction in intangible assets of $14.9 million and $16.1 million for the three and six months ended September 30, 2025, respectively. The Company also recorded a $11.5 million and $12.4 million gain on sale of intangible assets for the three and six months ended September 30, 2025, respectively.
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
Broadband License Held for Sale
During the six months ended September 30, 2026, the Company transferred $13.6 million of intangible assets to held for sale as the broadband licenses are associated with counties included in signed sale agreements, which are expected to close within one year. During the six months ended September 30, 2025, no intangibles assets met the criteria of held for sale.
6. Accrued Severance and Other Related Charges
Total accrued severance and other related charges for the six months ended September 30, 2026 and 2025 were as follows (in thousands):

	Six months ended September 30,
	2026	2025
Balance at the beginning of the period	$2,810	$2,265
Cash accruals (1)	205	1,355
Cash payments	(1,794)	(923)
Balance at the end of the period (2)	$1,221	$2,697
1.Cash accruals are related to severance from workforce reductions as well as the retention of key employees during Fiscal 2026.
2.The Company expects to make disbursements totaling $1.0 million over the next 12 months.
7.    Related Party Transactions
Refer to the Company’s 2026 Annual Report for a more complete description of the nature of its related party transactions prior to March 31, 2026. There were no related party activity during the six months ended September 30, 2026.
8.    Leases
All the leases in which the Company is the lessee are comprised of corporate office space and tower space. The Company is obligated under certain lease agreements for office space with lease terms expiring on various dates from April 30, 2028 through June 30, 2030, which includes lease extensions for its corporate offices ranging from three to five years. The Company entered into multiple lease agreements for tower space. The lease expiration dates range from December 31, 2026 to July 31, 2033.

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
Weighted-average remaining lease term and incremental borrowing rate for the Company’s operating leases are as follows:

	Six months ended September 30,
	2026	2025
Weighted average term - operating lease liabilities	3.86 years	3.70 years
Weighted average incremental borrowing rate - operating lease liabilities	8%	8%
The following table presents total lease cost for the three and six months ended September 30, 2026 and 2025 (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2026	2025	2026	2025
Total operating lease cost*	$364	$475	$775	$973
*Total operating lease cost is included in general and administrative expenses on the Company’s Consolidated Statements of Operations.
The following table presents supplemental balance sheet information as of September 30, 2026 and March 31, 2026 (in thousands):

	September 30, 2026	March 31, 2026
Non-current assets - right of use assets, net	$4,345	$4,069
Current liabilities - operating lease liabilities	$1,316	$1,424
Non-current liabilities - operating lease liabilities	$3,331	$2,995
Future minimum payments under existing non-cancellable leases for office and tower spaces (exclusive of real estate tax, utilities, maintenance and other costs borne by the Company) for the remaining terms of the leases following the six months ended September 30, 2026, are as follows (in thousands):

Fiscal Year	Operating Leases
2027 (excluding the six months ended September 30, 2026)	$812
2028	1,627
2029	1,191
2030	825
2031	529
After 2031	461
Total future minimum lease payments	5,445
Amount representing interest	(798)
Present value of net future minimum lease payments	$4,647
9.    Income Taxes
The Company used a discrete effective tax rate method to calculate taxes for the three and six months ended September 30, 2026 and 2025, which were a result of its inability to use some portion of its federal and state net operating losses (“NOLs”) carryforwards against the deferred tax liability created by the amortization of indefinite-lived intangible assets and the change in the state effective tax rate. The Company determined that applying an estimate of the annual effective tax rate would not provide a reasonable estimate as small changes in estimated “ordinary” loss could result in significant changes in the estimated annual effective tax rate. Accordingly, for the three and six months ended September 30, 2026, the Company recorded a total tax expense of $0.3 million and $0.6 million, respectively. For the three and six months ended September 30, 2025, the Company recorded a total tax expense of $7.5 million and $5.3 million, respectively. The difference between the Company’s effective income tax rate and the blended statutory income tax rate was primarily attributable to permanent differences associated with the limitation on the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code and tax benefits associated with share-based compensation, including the exercise and disposition of incentive stock options and restricted stock units. The effective income tax rate was also impacted by other nondeductible compensation and expenses.
The Company’s NOLs generated after March 31, 2018 may be used as an indefinite-lived asset to offset its deferred tax liability but are limited to 80% of future taxable income. The deferred tax liabilities as of September 30, 2026 are approximately $4.5 million for federal and $2.3 million for state. The deferred tax liabilities as of March 31, 2026 were approximately $4.0 million for federal and $2.3 million for state.
10.    Stockholders’ Equity
The Company established the Anterix Inc. 2023 Stock Plan on August 8, 2023 to attract, retain and reward individuals who contribute to the achievement of the Company’s goals and objectives, which was amended on August 6, 2024 and August 20, 2026 to increase the number of shares available thereunder by 1,100,000 shares and 1,000,000 shares, respectively (as amended, the “2023 Stock Plan”). This 2023 Stock Plan superseded previous stock plans. The 2023 Stock Plan permits the Company to grant equity compensation awards to employees, consultants and non-employee directors of the Company. The 2023 Stock Plan authorizes 2,350,000 shares of common stock of the Company (the “Shares”) for grant, plus remaining available for issuance under previous plans. As of September 30, 2026, under the 2023 Stock Plan, 1,280,006 Shares are available for future issuance.
During the six months ended September 30, 2026 and the year ended March 31, 2026, a total of 748,912 and 344,642 shares, respectively, were issued in connection with the vesting, conversion and or exercise of grants under the 2023 Stock Plan.
Share Repurchase Program
In September 2023, the Board authorized a share repurchase program pursuant to which the Company may repurchase up to $250.0 million of the Company’s common stock on or before September 21, 2026 (the “2023 Share Repurchase Program”). The Company repurchased a total of $23.3 million of the Company’s common stock under the 2023 Share Repurchase Program. On September 16, 2026, the Board authorized the 2026 Share Repurchase Program (the “2026 Share Repurchase Program”), which became effective on September 22, 2026, pursuant to which the Company may repurchase up to $250.0 million of the Company’s common stock on or before September 22, 2029. The Company may repurchase shares of its common stock via the open market and/or privately negotiated transactions. Repurchases will be made in accordance with applicable securities laws and may be effected pursuant to Rule 10b5-1 trading plans. The manner, timing and amount of any share repurchases will be determined by the Company based on a variety of factors, including general business and market conditions, the Company’s capital position, and other strategic considerations. The 2026 Share Repurchase Program does not obligate the Company to repurchase any particular amount of its common stock. The 2026 Share Repurchase Program may be suspended, discontinued or modified at any time.
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. For the six months ended September 30, 2026 and 2025, the Company did not incur any excise tax expense.
The following table presents the share repurchase activity for the three and six months ended September 30, 2026 and 2025 (in thousands, except per share data):

	Three months ended September 30,		Six months ended September 30,
	2026	2025	2026	2025
Number of shares repurchased and retired	—	43	—	43
Average price paid per share*	$—	$22.94	$—	$22.94
Total cost to repurchase	$—	$990	$—	$990

*Average price paid per share includes costs associated with the repurchases, excluding excise taxes associated with the share repurchases.
As of September 30, 2026, $250.0 million is remaining under the 2026 Share Repurchase Program.

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
The following table reconciles net (loss) income and weighted-average common shares used to compute basic and diluted net (loss) income per share:

	Three months ended September 30,		Six months ended September 30,
	2026	2025	2026	2025
Net (loss) income:	$(4,993)	$53,536	$(4,753)	$78,716
Weighted-average common shares:
Basic weighted-average shares	19,595,743	18,687,082	19,342,122	18,654,570
Add: dilutive effect of stock options and restricted stock units	—	18,719	—	55,741
Diluted weighted-average common shares	19,595,743	18,705,801	19,342,122	18,710,311
For the three and six months ended September 30, 2026, there were 744,077 and 715,068 potentially dilutive stock options and restricted stock units outstanding, respectively, excluded from the calculation of diluted weighted-average shares as their effects are anti-dilutive because the Company reported a net loss. For the three and six months ended September 30, 2025, there were 2,393,544 and 2,141,187 stock options and restricted stock units outstanding, respectively, excluded from the calculation of diluted weighted-average shares because the effect was anti-dilutive.
12.    Contingencies and Guaranty
Contingent Liabilities
Spectrum Sale Agreements
The following table provides information regarding the Company’s spectrum sale agreements (as defined in the table below and collectively referred to as the “Spectrum Sale Agreements”) as of September 30, 2026:

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

The following table summarizes the Company’s short-term and long-term contingent liabilities related to spectrum sale agreements entered into in the non-ordinary course of business based on the estimated timing of license deliveries (in thousands) as of September 30, 2026 and March 31, 2026:

	September 30, 2026		March 31, 2026
Spectrum Sale Agreements	Current	Long Term	Current	Long Term
SDG&E	$1,000	$—	$1,000	$—
LCRA Agreement	1,220	—	1,220	—
LCRA Expansion Agreement	—	6,000	—	6,000
Total contingent liabilities (1)	$2,220	$6,000	$2,220	$6,000
1.As these contracts were entered into outside the ordinary course of business, a reduction in the contingent liability and a gain or loss on the sale of spectrum will be recognized for each county once the Company delivers the 900 MHz Broadband Spectrum and the associated broadband licenses. See Note 5 Intangible Assets for further discussion on the sale of intangible assets.
Guaranties
In October 2022, the Company entered into an agreement with Xcel Energy providing Xcel Energy dedicated long-term usage of the Company’s 900 MHz Broadband Spectrum for a term of 20 years throughout Xcel Energy’s service territory in eight states (the “Xcel Energy Agreement”). In connection with the Xcel Energy Agreement, the Company entered into a guaranty agreement, under which the Company guaranteed the delivery of the relevant 900 MHz Broadband Spectrum and the associated broadband licenses in Xcel Energy’s service territory in eight states along with other commercial obligations. In the event of default or non-delivery of the specific territory’s 900 MHz Broadband Spectrum, the Company is required to refund payments it has received. In addition, to the extent the Company has performed any obligations, the Company’s liability and remaining obligations under the Xcel Energy Agreement will extend only to the remaining unperformed obligations. The Company recorded $76.0 million in deferred revenue in connection with the prepayments received as of September 30, 2026. The Company commenced delivery of the relevant cleared 900 MHz Broadband Spectrum and the associated broadband leases in the first quarter of fiscal year 2024 and will continue through 2029. As of September 30, 2026, the maximum potential liability of future undiscounted payments under this agreement is approximately $65.5 million, reflecting a reduction in liability due to the obligations it has performed to date and revenue recognized.
In June 2025, the Company entered into an agreement to retune and acquire wireless licenses for approximately $28.0 million. In connection with this agreement, the Company entered into a guaranty agreement with the incumbent, under which the Company guaranteed the payment and performance of all obligations under the agreement to the incumbent in the event of default. In addition, to the extent the Company has performed any obligations under the agreement, the Company’s liability and remaining obligations will extend only to the remaining obligations. As of September 30, 2026, the maximum potential liability of future undiscounted payments under this agreement is approximately $12.4 million.
Defined Contribution Plan - Employer Contributions
The Company sponsors defined contribution plans (the “Plans”) that cover our employees following the completion of an eligibility period. Under the Plans, participating employees may defer a portion of their pretax and post tax earnings up to the limits provided by local statutory requirements. The Company makes matching contributions, subject to limits of the base compensation that a participant contributes to the Plan. The Company records its portion of matching contributions within general and administrative expenses on the Company’s Consolidated Statement of Operations. The Company contributed $0.2 million and $0.2 million for the six months ended September 30, 2026 and 2025, respectively.
Litigation
From time to time, the Company may be involved in litigation that arises from the ordinary operations of the business, such as contractual or employment disputes or other general actions. The Company is not involved in any material legal proceedings at this time.

13.    Concentrations of Credit Risk and Significant Customers
Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with financial institutions for which credit loss is not anticipated. As of September 30, 2026 and March 31, 2026, substantially all of the Company’s cash balance exceeded the federally insured limits. For the six months ended September 30, 2026, each of the Company’s customers accounted for greater than 10% of total revenue. For the six months ended September 30, 2025, each of the Company’s customers accounted for greater than 10% of total revenue, except TECO.

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

Results of Operations
A discussion and analysis of the primary factors contributing to our results of operations are presented below. The following tables summarize our results of operations and financial data for the three and six months ended September 30, 2026 and 2025. The following data should be read in conjunction with our Notes to the Unaudited Consolidated Financial Statements contained within this Quarterly Report.

	Three months ended September 30,		Six months ended September 30,
	2026	2025	2026	2025
Spectrum revenue	$1,958	$1,552	$3,916	$2,970
Operating expenses
General and administrative	10,029	8,398	19,653	18,847
Sales and support	2,253	1,449	4,164	2,942
Product development	1,177	1,212	2,397	2,332
Severance and other related charges	205	735	205	1,355
Depreciation and amortization	96	133	197	257
Operating expenses	13,760	11,927	26,616	25,733
Gain on exchange of intangible assets, net	(6,092)	(59,602)	(16,745)	(93,518)
Gain on sale of intangible assets, net	—	(11,469)	—	(12,430)
Loss from disposal of long-lived assets, net	—	21	1	29
(Loss) income from operations	(5,710)	60,675	(5,956)	83,156
Interest income	949	379	1,794	821
Other income	32	—	47	—
(Loss) income before income taxes	(4,729)	61,054	(4,115)	83,977
Income tax expense	264	7,518	638	5,261
Net (loss) income	$(4,993)	$53,536	$(4,753)	$78,716
Summary
Our net loss for the three months ended September 30, 2026 increased by approximately $58.5 million to $5.0 million from a net income of $53.5 million for the three months ended September 30, 2025. The increase in net loss was primarily due to the following:
•Spectrum revenues increased by $0.4 million, or 26%, to $2.0 million for the three months ended September 30, 2026 from $1.6 million for the three months ended September 30, 2025. The increase in our spectrum revenue was primarily attributable to the commencement of revenue recognition following the delivery of spectrum licenses in connection with our agreement with Tampa Electric Company (“TECO”) of approximately $0.4 million.
•General and administrative expenses increased by $1.6 million, or 19%, to $10.0 million for the three months ended September 30, 2026 from $8.4 million for the three months ended September 30, 2025. The increase primarily resulted from $0.7 million higher stock compensation expense, $0.7 million professional services and $0.3 million headcount related costs, partially offset by $0.1 million lower public company expense.
•Sales and support expense increased by $0.8 million, or 55%, to $2.3 million for the three months ended September 30, 2026 from $1.4 million for the three months ended September 30, 2025. The increase primarily resulted from $0.5 million higher stock compensation expense and $0.3 million headcount related costs.
•Severance and other related charges decreased by $0.5 million, or -72%, to $0.2 million for the three months ended September 30, 2026 from $0.7 million for the three months ended September 30, 2025. The decrease primarily resulted from $0.5 million lower non-recurring costs related to the retention of key employees.
•Gain on exchange of intangible assets, net decreased by $53.5 million, or -90%, to $6.1 million for the three months ended September 30, 2026 from $59.6 million for the three months ended September 30, 2025. During the three months ended September 30, 2026, we exchanged our narrowband licenses for broadband licenses in 6 counties. In connection with the exchange, we recorded $7.6 million for the new broadband licenses and disposed of $1.5 million related to the value ascribed to the narrowband licenses we relinquished to The Federal Communications Commission’s (the “FCC”) for those same 6 counties. As a result, we recorded a $6.1 million non-monetary gain on exchange of intangible assets on our Consolidated Statements of Operations.

During the three months ended September 30, 2025, we exchanged our narrowband licenses for broadband licenses in 99 counties. In connection with the exchange, we recorded $74.4 million for the new broadband licenses and disposed of $14.8 million related to the value ascribed to the narrowband licenses we relinquished to the FCC for those same 99 counties. As a result, we recorded a $59.6 million non-monetary gain on exchange of intangible assets on our Consolidated Statements of Operations.
•Gain on sale of intangible assets, net decreased by $11.5 million, or 100%, to zero for the three months ended September 30, 2026 from $11.5 million for the three months ended September 30, 2025. During the three months ended September 30, 2026, we did not transfer any broadband licenses. During the three months ended September 30, 2025, we transferred to Lower Colorado River Authority (“LCRA”) 26 broadband licenses, and recorded a $11.5 million gain on sale of intangible assets on our Consolidated Statements of Operations. Refer to Note 5 Intangible Assets in the Notes to the Consolidated Financial Statements for further discussion on the sale of intangible assets.
•Interest income increased by $0.6 million, or 150%, to $0.9 million for the three months ended September 30, 2026 from $0.4 million for the three months ended September 30, 2025. The increase primarily attributable to a higher average cash balance during the period.
•Income tax expense decreased by $7.3 million, or 96%, to $0.3 million for the three months ended September 30, 2026 from $7.5 million for the three months ended September 30, 2025. The decrease primarily resulted from lower provisions of $5.5 million for state and $1.8 million for federal driven by lower gain on sales and exchanges of intangible assets.
Our net loss for the six months ended September 30, 2026 increased by approximately $83.5 million to $4.8 million from a net income of $78.7 million for the six months ended September 30, 2025. The increase in net loss was primarily due to the following:
•Spectrum revenues increased by $0.9 million, or 32%, to $3.9 million for the six months ended September 30, 2026 from $3.0 million for the six months ended September 30, 2025. The increase in our spectrum revenue was primarily attributable to the commencement of revenue recognition following the delivery of spectrum licenses in connection with our agreement with TECO of approximately $0.8 million and our agreement with and Xcel Energy Services Inc. (“Xcel Energy”) of approximately $0.1 million.
•General and administrative expenses increased by $0.8 million, or 4%, to $19.7 million for the six months ended September 30, 2026 from $18.8 million for the six months ended September 30, 2025. The increase primarily resulted from $0.7 million higher professional services, $0.1 million stock compensation expense and $0.1 million office related expense, partially offset by $0.2 million lower site related costs.
•Sales and support expense increased by $1.2 million, or 42%, to $4.2 million for the six months ended September 30, 2026 from $2.9 million for the six months ended September 30, 2025. The increase primarily resulted from $0.7 million higher stock compensation expense, $0.5 million headcount related costs, $0.1 million professional services and $0.1 million marketing expense, partially offset by $0.2 million lower consulting fees.
•Severance and other related charges decreased by $1.2 million, or 85%, to $0.2 million for the six months ended September 30, 2026 from $1.4 million for the six months ended September 30, 2025. The decrease primarily resulted from $1.2 million lower non-recurring costs related to the retention of key employees.
•Gain on exchange of intangible assets, net decreased by $76.8 million, or 82%, to $16.7 million for the six months ended September 30, 2026 from $93.5 million for the six months ended September 30, 2025. During the six months ended September 30, 2026, we exchanged our narrowband licenses for broadband licenses in 12 counties. In connection with the exchange, we recorded $21.1 million for the new broadband licenses and disposed of $4.4 million related to the value ascribed to the narrowband licenses we relinquished to The Federal Communications Commission’s (the “FCC”) for those same 12 counties. As a result, we recorded a $16.7 million non-monetary gain on exchange of intangible assets on our Consolidated Statements of Operations. During the six months ended September 30, 2025, we exchanged our narrowband licenses for broadband licenses in 161 counties. In connection with the exchange, we recorded $115.0 million for the new broadband licenses and disposed of $21.5 million related to the value ascribed to the narrowband licenses we relinquished to the FCC for those same 161 counties. As a result, we recorded a $93.5 million non-monetary gain on exchange of intangible assets on our Consolidated Statements of Operations.
•Gain on sale of intangible assets, net decreased by $12.4 million, or 100%, to zero for the six months ended September 30, 2026 from $12.4 million for the six months ended September 30, 2025. During the six months ended September 30, 2026, we did not transfer any broadband licenses. During the six months ended

September 30, 2025, we transferred to LCRA and Oncor Electric Delivery Company LLC (“Oncor”) 50 and three broadband licenses, respectively, and recorded a $12.4 million gain on sale of intangible assets on our Consolidated Statements of Operations. Refer to Note 5 Intangible Assets in the Notes to the Consolidated Financial Statements for further discussion on the sale of intangible assets.
•Interest income increased by $1.0 million, or 119%, to $1.8 million for the six months ended September 30, 2026 from $0.8 million for the six months ended September 30, 2025. The increase primarily attributable to a higher average cash balance during the period.
•Income tax expense decreased by $4.6 million, or 88%, to $0.6 million for the six months ended September 30, 2026 from $5.3 million for the six months ended September 30, 2025. The decrease primarily resulted from lower provisions of $3.1 million for state and $1.5 million for federal driven by lower gain on sales and exchanges of intangible assets.
Liquidity and Capital Resources
Our principal source of liquidity is our cash and cash equivalents generated from customer contract proceeds. At September 30, 2026, we had cash and cash equivalents of $107.5 million.
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
Cash Flows from Operating, Investing and Financing Activities

	Six months ended September 30,
(in thousands)	2026	2025
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(4,097)	$(1,736)
Net cash used in investing activities	$(12,164)	$(3,269)
Net cash provided by (used in) financing activities	$22,237	$(1,549)
Net cash used in operating activities
Our principal source of cash provided by operating activities is our customer contract proceeds in the form of advanced, milestone or closing payments. For spectrum lease agreements and spectrum sale agreements entered into in the ordinary course of business, we record these advanced payments as deferred revenue on our Consolidated Balance Sheets and recognize revenue over the contractual term of up to 30 years for lease agreements or upon delivery of a broadband license associated with a sale agreement. For spectrum sale agreements entered into in the non-ordinary course of business, we recorded advanced payments as a contingent liability on our Consolidated Balance Sheets and will derecognize this liability upon closing of the sale along with recording a gain or loss on sale. In addition, our cash flows reflect a non-cash gain or loss on disposal of intangible assets for our exchange of narrowband licenses for broadband licenses. We expect net cash provided by (used in) operating activities to be affected by the progress on our customer agreements as well as changes in other operating assets and liabilities. The following represents our changes in net cash used in operating activities for the six months ended September 30, 2026 and 2025.
Net cash used in operating activities was approximately $4.1 million for the six months ended September 30, 2026. The net cash used in operating activities for the six months ended September 30, 2026 was primarily due to the following:
•$4.8 million of net loss, which includes $9.0 million of non-cash items primarily driven by the gain on exchange of intangible assets of $16.7 million. Refer to the Results of Operations;
•$1.1 million decrease in accounts payable and other accrued expenses primarily due to annual bonus payments;
•$1.6 million decrease in accrued severance and other related costs due to cash payments; and
•$12.2 million increase in deferred revenue due to $13.8 million cash proceeds from Ameren Corporation, $1.6 million from Texas-New Mexico Power Company, $0.2 million from Benton County and $0.1 million from NorthWestern Energy related to our 900 MHz Broadband Spectrum contracts partially offset by $3.9 million in revenue recognition in connection with the delivery of cleared 900 MHz Broadband Spectrum.
Net cash used in operating activities was approximately $1.7 million for the six months ended September 30, 2025. The net cash used in operating activities for the six months ended September 30, 2025 was primarily due to the following:
•$78.7 million of net income, which includes $98.7 million of non-cash items primarily driven by the gain on exchange of intangible assets of $93.5 million and the gain on sale of $12.4 million. Refer to the Results of Operations;
•$5.7 million increase in deferred revenue due to $4.9 million cash proceeds from TECO and $3.8 million from Xcel Energy related to our 900 MHz Broadband Spectrum contracts partially offset by $3.0 million in revenue recognition in connection with the delivery of cleared 900 MHz Broadband Spectrum; and
•$7.4 million increase in contingent liability related to the LCRA and Oncor Agreements.
Net cash used in investing activities
Our principal outflow of cash used in investing activities is our purchases of intangible assets, including refundable deposits, retuning costs and swaps, which represent our spectrum clearing efforts as we work toward the conversion from narrowband to broadband spectrum. The purchases of intangible assets may be offset by current period cash proceeds from the sale of intangible assets, with a potential non-cash derecognition of the contingent liability for any proceeds received and recognized in operating activities in a prior period. Payments received in the current period for closed sale agreements entered into in the non-ordinary course of business are reflected as investing activities in the Consolidated Statements of Cash Flows. We expect net cash provided by (used in) investing activities to be affected by the timing of our spectrum clearing efforts and the closing of our sale transactions and the related transfer of broadband licenses. The following represents our changes in net cash used in investing activities for the six months ended September 30, 2026 and 2025.
Net cash used in investing activities was $12.2 million and $3.3 million for the six months ended September 30, 2026 and 2025, respectively. For the six months ended September 30, 2026, net cash used in investing activities was primarily from $12.1 million payments made to acquire, swap or retune wireless licenses in markets across the United States. For the six months ended September 30, 2025, net cash used in investing activities was from $17.1 million payments made to acquire, swap or retune wireless licenses in markets across the United States, partially offset by $13.9 million related to the proceeds from sale of spectrum.
Net cash provided by (used in) financing activities
Our principal outflow of cash used in financing activities is a result of our equity transactions, including repurchases of common stock and taxes and fees associated with the issuance of restricted stock awards, offset by proceeds from stock options exercised in the period. We expect net cash provided by (used in) financing activities to be affected by the timing of future equity transactions including the timing of our repurchases of common stock. The following represents our changes in net cash provided by (used in) financing activities for the six months ended September 30, 2026 and 2025.
Net cash provided by (used in) financing activities was $22.2 million and $1.5 million for the six months ended September 30, 2026 and 2025, respectively. For the six months ended September 30, 2026, net cash provided by financing activities was primarily from the proceeds from stock option exercises of $23.2 million, partially offset by the payments of withholding tax on net issuance of restricted stock of $0.9 million. For the six months ended September 30, 2025, net cash used in financing activities was primarily for the repurchase of common stock of $1.0 million, payments of withholding tax on net issuance of restricted stock of $0.7 million partially offset by the proceeds from stock option exercises of $0.2 million.

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
We are obligated under certain lease agreements for office space with lease terms expiring on various dates from April 30, 2028 through June 30, 2030, which includes a three to five-year lease extension for our corporate offices. We have also entered into multiple lease agreements for tower space related to our spectrum holdings. These lease expiration dates range from December 31, 2026 to July 31, 2033. Total estimated payments for these lease agreements are approximately $5.4 million (exclusive of real estate taxes, utilities, maintenance and other costs borne by us). In addition to the lease payments and for our tower site locations, we entered into agreements with several third parties in multiple U.S. markets to acquire, retune or swap wireless licenses for cash consideration. As of September 30, 2026, our total estimated future payments for these agreements with incumbents are approximately $33.9 million.
Guaranties
In October 2022, we entered into an agreement with Xcel Energy providing Xcel Energy dedicated long-term usage of our 900 MHz Broadband Spectrum for a term of 20 years throughout Xcel Energy’s service territory in eight states (the “Xcel Energy Agreement”). In connection with Xcel Energy Agreement, we entered into a guaranty agreement, under which we guaranteed the delivery of the relevant 900 MHz Broadband Spectrum and the associated broadband licenses in Xcel Energy’s service territory in eight states along with other commercial obligations. In the event of default or non-delivery of the specific territory’s 900 MHz Broadband Spectrum, we are required to refund payments we have received. In addition, to the extent we have performed any obligations, our liability and remaining obligations under the Xcel Energy Agreement will extend only to the remaining unperformed obligations. We recorded $76.0 million in deferred revenue in connection with the prepayments received as of September 30, 2026. We commenced delivery of the relevant cleared 900 MHz Broadband Spectrum and the associated broadband leases in the first quarter of fiscal year 2024 and will continue through 2029. As of September 30, 2026, the maximum potential liability of future undiscounted payments under this agreement is approximately $65.5 million, reflecting a reduction in liability due to the obligations performed to date and revenue recognized.
In June 2025, we entered into an agreement to retune and acquire wireless licenses for approximately $28.0 million. In connection with this agreement, we entered into a guaranty agreement with the incumbent, under which we guaranteed the payment and performance of all obligations under the agreement to the incumbent in the event of default. In addition, to the extent we have performed any obligations under the agreement, our liability and remaining obligations will extend only to the remaining obligations. As of September 30, 2026, the maximum potential liability of future undiscounted payments under this agreement is approximately $12.4 million.
Share Repurchase Program
In September 2023, our Board authorized a share repurchase program pursuant to which we may repurchase up to $250.0 million of our common stock on or before September 21, 2026 (the “2023 Share Repurchase Program”). We repurchased a total of $23.3 million of the Company’s common stock under the 2023 Share Repurchase Program. On September 16, 2026, our Board authorized the 2026 Share Repurchase Program (the “2026 Share Repurchase Program”), which became effective on September 22, 2026, pursuant to which we may repurchase up to $250.0 million of the Company’s common stock on or before September 22, 2029. We may repurchase shares of our common stock via the open market and/or privately negotiated transactions. Repurchases will be made in accordance with applicable securities laws and may be effected pursuant to Rule 10b5-1 trading plans. The manner, timing and amount of any share repurchases will be determined by us based on a variety of factors, including general business and market conditions, our capital position, and other strategic considerations. The 2026 Share Repurchase Program does not obligate us to repurchase any particular amount of our common stock. The 2026 Share Repurchase Program may be suspended, discontinued or modified at any time.

The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. For the six months ended September 30, 2026 and 2025, we did not incur any excise tax expense.
The following table presents the share repurchase activity for the three and six months ended September 30, 2026 and 2025 (in thousands, except per share data):

	Three months ended September 30,		Six months ended September 30,
	2026	2025	2026	2025
Number of shares repurchased and retired	—	43	—	43
Average price paid per share*	$—	$22.94	$—	$22.94
Total cost to repurchase	$—	$990	$—	$990

*Average price paid per share includes costs associated with the repurchases, excluding excise taxes associated with the share repurchases.
As of September 30, 2026, $250.0 million is remaining under the 2026 Share Repurchase Program.
Off-balance sheet arrangements
As of September 30, 2026 and March 31, 2026, we did not have and do not have any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information with respect to purchases of our common stock by the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three months ended September 30, 2026.
Issuer Purchases of Equity Securities (1)
(in thousands except for share and per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs
July 1, 2026 through July 31, 2026
Open market and privately negotiated purchases	—	$—	—	$226,672
August 1, 2026 through August 31, 2026
Open market and privately negotiated purchases	—	—	—	226,672
September 1, 2026 through September 30, 2026
Open market and privately negotiated purchases	—	—	—	250,000
Total	—	$—	—	$250,000
(1)In September 2023, our Board authorized the 2023 Share Repurchase Program pursuant to which we may repurchase up to $250.0 million of our common stock on or before September 21, 2026. We repurchased a total of $23.3 million of the Company’s common stock under the 2023 Share Repurchase Program. On September 16, 2026, our Board authorized the 2026 Share Repurchase Program, which became effective on September 22, 2026, pursuant to which we may repurchase up to $250.0 million of the Company’s common stock on or before September 22, 2029. We may repurchase shares of our common stock via the open market and/or privately negotiated transactions. Repurchases will be made in accordance with applicable securities laws and may be effected pursuant to Rule 10b5-1 trading plans. The manner, timing and amount of any share repurchases will be determined by us based on a variety of factors, including general business and market conditions, our capital position, and other strategic considerations. The 2026 Share Repurchase Program does not obligate us to repurchase any particular amount of our common stock. The 2026 Share Repurchase Program may be suspended, discontinued or modified at any time.
(2)Average price paid per share includes cost associated with the repurchases, excluding excise taxes associated with the share repurchases.
Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Director and Executive Officer Trading
During the three months ended September 30, 2026, the following executive officer adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

Name	Title of Director or Officer	Adoption Date (1)	Expiration Date (2)	Aggregate Number of Securities to be Sold or Purchased (3)
Thomas Kuhn	Executive Chairman	August 21, 2026	November 18, 2027	20,000
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
Other than as disclosed above, no other officer or director adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the three months ended September 30, 2026.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2(2)	Certificate of Amendment No. 1 of Amended and Restated Certificate of Incorporation of the Company.
3.3(3)	Certificate of Amendment No. 2 of Amended and Restated Certificate of Incorporation of the Company.
3.4(4)	Amended and Restated Bylaws of the Company.
3.5(5)	Amendment No. 1 to the Amended and Restated Bylaws of the Company.
10.1(6)	Amendment No. 2 to the Anterix Inc. 2023 Stock Plan.
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
101
The following financial information from Anterix Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

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
(3)Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36827), filed with the SEC on August 6, 2019.
(4)Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36827), filed with the SEC on June 27, 2017.
(5)Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36827), filed with the SEC on May 8, 2020.
(6)Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement (File No. 001-36827), filed with the SEC on June 25, 2026.
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

Anterix Inc.

Date: November 10, 2026	/s/ Scott A. Lang
Scott A. Lang
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2026	/s/ Elena Marquez
Elena Marquez
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)